Form 10-Q
period 1998-06-30
VENCOR INC
filed 1998-08-14
CIK 1060009

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________.

                       COMMISSION FILE NUMBER 001-14057

                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                     61-1323993
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

            3300 AEGON CENTER
         400 WEST MARKET STREET
             LOUISVILLE, KY                                        40202
(Address of principal executive offices)                         (Zip Code)

                                (502) 596-7300
             (Registrant's telephone number, including area code)

                            VENCOR HEALTHCARE, INC.
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      CLASS OF COMMON STOCK                       OUTSTANDING AT JULY 31, 1998
      ---------------------                       ----------------------------
   Common stock, $.25 par value                        68,206,163 shares

================================================================================

                                    1 of 30

                                 VENCOR, INC.
                                   FORM 10-Q
                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statement of Operations--for the
          quarter and six months ended June 30, 1998 and 1997............      3

         Condensed Consolidated Balance Sheet--June 30, 1998 and
          December 31, 1997..............................................      4

         Condensed Consolidated Statement of Cash Flows--for the
          six months ended June 30, 1998 and 1997........................      5

         Notes to Condensed Consolidated Financial Statements............      6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     24

Item 2.  Changes in Securities and Use of Proceeds.......................     25

Item 5.  Other Information...............................................     26

Item 6.  Exhibits and Reports on Form 8-K................................     26

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     QUARTER                SIX MONTHS
                                                              ---------------------  ------------------------
                                                                 1998       1997        1998         1997
                                                              ----------  ---------  -----------  -----------
Revenues....................................................  $ 778,706   $778,295   $1,602,022   $1,458,991
                                                              ---------   --------   ----------   ----------

Salaries, wages and benefits................................    459,808    449,806      940,172      846,379
Supplies....................................................     77,832     77,328      153,884      143,361
Rent........................................................     59,076     21,783       83,211       40,731
Other operating expenses....................................    130,964    118,935      258,222      228,721
Depreciation and amortization...............................     28,571     29,479       64,041       53,851
Interest expense............................................     28,394     20,674       65,589       31,334
Investment income...........................................     (1,130)    (1,746)      (2,310)      (3,313)
Non-recurring transactions..................................     25,772          -       33,436            -
                                                              ---------   --------   ----------   ----------
                                                                809,287    716,259    1,596,245    1,341,064
                                                              ---------   --------   ----------   ----------

Income (loss) before income taxes...........................    (30,581)    62,036        5,777      117,927
Provision for income taxes..................................     (7,129)    25,026       10,348       46,935
                                                              ---------   --------   ----------   ----------
Income (loss) from operations...............................    (23,452)    37,010       (4,571)      70,992
Extraordinary loss on extinguishment of debt,
   net of income tax benefit................................    (77,937)    (1,590)     (77,937)      (3,849)
                                                              ---------   --------   ----------   ----------
            Net income (loss)...............................   (101,389)    35,420      (82,508)      67,143
Preferred stock dividend requirements.......................       (177)         -         (177)           -
                                                              ---------   --------   ----------   ----------

            Income (loss) available to common stockholders..  $(101,566)  $ 35,420   $  (82,685)  $   67,143
                                                              =========   ========   ==========   ==========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.........................  $   (0.35)  $   0.53   $    (0.07)  $     1.03
      Extraordinary loss on extinguishment of debt..........      (1.15)     (0.02)       (1.15)       (0.06)
                                                              ---------   --------   ----------   ----------
            Net income (loss)...............................  $   (1.50)  $   0.51   $    (1.22)  $     0.97
                                                              =========   ========   ==========   ==========

   Diluted:
      Income (loss) from operations.........................  $   (0.35)  $   0.52   $    (0.07)  $     1.00
      Extraordinary loss on extinguishment of debt..........      (1.15)     (0.02)       (1.15)       (0.05)
                                                              ---------   --------   ----------   ----------
            Net income (loss)...............................  $   (1.50)  $   0.50   $    (1.22)  $     0.95
                                                              =========   ========   ==========   ==========

Shares used in computing earnings (loss) per
 common share:
 Basic....................................................       67,651     69,194       67,550       69,062
 Diluted..................................................       67,651     71,016       67,550       70,678


                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       JUNE 30,    DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  -------------
                                   ASSETS
Current assets:
 Cash and cash equivalents..........................................  $   67,868     $   82,473
 Accounts and notes receivable less allowance for loss of
  $74,881--June 30 and $63,551--December 31.........................     584,603        619,068
 Inventories........................................................      25,160         27,605
 Income taxes.......................................................     110,335         73,413
 Other..............................................................      53,385         55,589
                                                                      ----------     ----------
                                                                         841,351        858,148

Property and equipment, at cost.....................................     940,237      1,996,030
Accumulated depreciation............................................    (298,253)      (488,212)
                                                                      ----------     ----------
                                                                         641,984      1,507,818
Goodwill less accumulated amortization of $27,436--June 30
 and $18,886--December 31...........................................     675,126        659,311
Investments in affiliates...........................................     185,157        178,301
Other...............................................................      94,760        131,161
                                                                      ----------     ----------
                                                                      $2,438,378     $3,334,739
                                                                      ==========     ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................  $  145,731     $  106,019
 Salaries, wages and other compensation.............................     189,831        163,642
 Other accrued liabilities..........................................     122,335        115,933
 Long-term debt due within one year.................................      10,361         27,468
                                                                      ----------     ----------
                                                                         468,258        413,062

Long-term debt......................................................   1,012,176      1,919,624
Deferred credits and other liabilities..............................      80,857         94,653
Minority interest in equity of consolidated entities................       2,655          2,050

Series A preferred stock............................................       1,770              -

Stockholders' equity:
 Common stock, $0.25 par value; authorized 180,000 shares;  issued
  67,874 shares--June 30 and 73,470 shares--December 31.............      16,969         18,368
 Capital in excess of par value.....................................     656,575        766,078
 Retained earnings..................................................     199,118        281,803
                                                                      ----------     ----------
                                                                         872,662      1,066,249
 Common treasury stock; 6,159 shares--December 31..................            -       (160,899)
                                                                      ----------     ----------
                                                                         872,662        905,350
                                                                      ----------     ----------
                                                                      $2,438,378     $3,334,739
                                                                      ==========     ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     1998         1997
                                                                                  ----------  -----------
Cash flows from operating activities:
   Net income (loss)............................................................  $ (82,508)  $    67,143
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Depreciation and amortization.............................................     64,041        53,851
      Provision for doubtful accounts...........................................     15,093         8,368
      Extraordinary loss on extinguishment of debt..............................    126,726         6,265
      Non-recurring transactions................................................     23,963             -
      Deferred income taxes.....................................................    (12,567)        5,935
      Other.....................................................................       (863)          515
      Changes in operating assets and liabilities:
         Accounts and notes receivable..........................................     29,550       (59,578)
         Inventories and other assets...........................................      1,675        (3,694)
         Accounts payable.......................................................     45,907        23,832
         Income taxes...........................................................    (28,387)       26,932
         Other accrued liabilities..............................................     (1,490)       (5,825)
                                                                                  ---------   -----------

            Net cash provided by operating activities...........................    181,140       123,744
                                                                                  ---------   -----------

Cash flows from investing activities:
   Purchase of property and equipment...........................................   (142,755)     (132,900)
   Acquisition of TheraTx, Incorporated.........................................          -      (354,647)
   Acquisition of Transitional Hospitals Corporation............................          -      (574,971)
   Acquisition of other healthcare businesses and previously leased facilities..    (16,006)      (25,030)
   Sale of assets...............................................................     14,708        12,165
   Collection of notes receivable...............................................      1,206           390
   Series A preferred stock loans...............................................    (15,930)            -
   Net change in investments....................................................       (271)       (4,845)
   Other........................................................................     (4,207)       (2,381)
                                                                                  ---------   -----------

            Net cash used in investing activities...............................   (163,255)   (1,082,219)
                                                                                  ---------   -----------

Cash flows from financing activities:
   Net change in borrowings under revolving lines of credit.....................   (228,946)    1,075,250
   Issuance of long-term debt...................................................    700,000         2,818
   Net proceeds from senior subordinated notes offering.........................    294,000             -
   Payment of senior subordinated notes.........................................   (732,547)            -
   Repayment of long-term debt..................................................    (57,466)     (122,835)
   Payment of deferred financing costs..........................................     (7,758)       (5,483)
   Issuances of common stock....................................................        227         2,813
   Other........................................................................          -           (78)
                                                                                  ---------   -----------

            Net cash provided by (used in) financing activities.................    (32,490)      952,485
                                                                                  ---------   -----------

Change in cash and cash equivalents.............................................    (14,605)       (5,990)
Cash and cash equivalents at beginning of period................................     82,473       112,466
                                                                                  ---------   -----------
Cash and cash equivalents at end of period......................................  $  67,868   $   106,476
                                                                                  =========   ===========

Supplemental information:
   Interest payments............................................................  $  89,003   $    32,919
   Income tax payments..........................................................      2,935        23,353

                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

     Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At June 30, 1998, the Company operated 61 long-term acute care hospitals (5,301 licensed beds), 296 nursing centers (39,094 licensed beds), and a contract services business ("Vencare") which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,600 contracts to nursing centers and other healthcare providers.

     On April 30, 1998, Ventas, Inc. ("Ventas") effected the spin off of its healthcare operations through the distribution of the common stock of Vencor to stockholders of record as of April 27, 1998 (the "Reorganization Transactions"). The distribution was effected on May 1, 1998 (the "Distribution Date"). For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

     On March 21, 1997, the Company completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of nursing centers (the "TheraTx Merger"), pursuant to a cash tender offer. See Note 5.

     On June 24, 1997, the Company acquired substantially all of the outstanding common stock of Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals, pursuant to a cash tender offer. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger"). See Note 6.

NOTE 2--BASIS OF PRESENTATION

     The TheraTx Merger and Transitional Merger have been accounted for by the purchase method, which requires that the accounts and operations of acquired entities be included with those of the Company since the acquisition of a controlling interest. Accordingly, the accompanying unaudited condensed consolidated financial statements include the operations of TheraTx and Transitional since March 21, 1997 and June 24, 1997, respectively.

     Beginning July 1, 1997, the accounts of the Company's publicly held assisted and independent living affiliate, Atria Communities, Inc. ("Atria"), were accounted for under the equity method. Prior thereto, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria had been recorded since the consummation of the initial public offering in August 1996.

     Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or common stockholders' equity for the six months ended June 30, 1998.

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statement disclosures.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs, including organizational costs, as incurred. SOP 98-5 requires most entities to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. SOP 98-5 is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The amount of such unamortized costs were $12.4 million at June 30, 1998.

     In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management has not determined the effect, if any, of SFAS 133 on the Company's consolidated financial statements.

     The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1997 filed with the Securities and Exchange Commission on Form 10.

     The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Note 8, all such adjustments are of a normal and recurring nature.

NOTE 3--REVENUES

     Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

     A summary of revenues by payor type follows (in thousands):

                                 QUARTER                SIX MONTHS
                           --------------------  -----------------------
                             1998       1997        1998         1997
                           ---------  ---------  -----------  ----------
Medicare...........        $272,788   $246,134   $  571,625   $  479,267
Medicaid...........         212,879    206,868      421,285      406,374
Private and other..         318,812    344,115      661,897      603,892
                           --------   --------   ----------   ----------
                            804,479    797,117    1,654,807    1,489,533
Elimination........         (25,773)   (18,822)     (52,785)     (30,542)
                           --------   --------   ----------   ----------
                           $778,706   $778,295   $1,602,022   $1,458,991
                           ========   ========   ==========   ==========

NOTE 4--EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of SFAS No. 128 ("SFAS 128"), "Earnings Per Share," replacing the calculation of primary and fully diluted earnings per common share with basic and diluted earnings per common share. The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding, while the diluted computation also includes the effect of common stock equivalents consisting primarily of stock options. Earnings per common share for all prior periods have been restated to conform to the requirements of SFAS 128. The impact of the restatement was not significant.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4--EARNINGS PER SHARE (CONTINUED)

  A computation of earnings per common share for the quarter and six months ended June 30 follows (in thousands, except per share amounts):

                                                            QUARTER             SIX MONTHS
                                                      --------------------  -------------------
                                                         1998       1997      1998       1997
                                                      ----------  --------  ---------  --------
Income (loss) from operations.......................  $ (23,452)  $37,010   $ (4,571)  $70,992
Extraordinary loss on extinguishment of debt........    (77,937)   (1,590)   (77,937)   (3,849)
                                                      ---------   -------   --------   -------
         Net income (loss)..........................   (101,389)   35,420    (82,508)   67,143
Preferred stock dividend requirements...............       (177)        -       (177)        -
                                                      ---------   -------   --------   -------
         Income (loss) available to common
            stockholders............................  $(101,566)  $35,420   $(82,685)  $67,143
                                                      =========   =======   ========   =======

Shares used in the computation:
   Weighted average shares outstanding - basic
      computation...................................     67,651    69,194     67,550    69,062
   Dilutive effect of outstanding stock options.....          -     1,822          -     1,616
                                                      ---------   -------   --------   -------
         Adjusted weighted average shares
            outstanding - diluted computation.......     67,651    71,016     67,550    70,678
                                                      =========   =======   ========   =======

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.................  $   (0.35)  $  0.53   $  (0.07)  $  1.03
      Extraordinary loss on extinguishment of debt..      (1.15)    (0.02)     (1.15)    (0.06)
                                                      ---------   -------   --------   -------
         Net income (loss)..........................  $   (1.50)  $  0.51   $  (1.22)  $  0.97
                                                      =========   =======   ========   =======

   Diluted:
      Income (loss) from operations.................  $   (0.35)  $  0.52   $  (0.07)  $  1.00
      Extraordinary loss on extinguishment of debt..      (1.15)    (0.02)     (1.15)    (0.05)
                                                      ---------   -------   --------   -------
         Net income (loss)..........................  $   (1.50)  $  0.50   $  (1.22)  $  0.95
                                                      =========   =======   ========   =======

     The effect of dilutive common stock equivalents has been excluded from the calculation of earnings (loss) per share results for periods in which the Company has reported a loss from operations.

NOTE 5--THERATX MERGER

     On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger as of June 30, 1998 follows (in thousands):

Fair value of assets acquired.................................  $ 633,793
Fair value of liabilities assumed.............................   (259,439)
                                                                ---------

      Net assets acquired.....................................    374,354
Cash received from acquired entity............................    (14,915)
                                                                ---------

      Net cash paid...........................................  $ 359,439
                                                                =========

     The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $315.2 million.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6--TRANSITIONAL MERGER

     On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly-owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger as of June 30, 1998 follows (in thousands):

Fair value of assets acquired.................................  $713,336
Fair value of liabilities assumed.............................   (44,842)
                                                                --------

      Net assets acquired.....................................   668,494
Cash received from acquired entity............................   (52,874)
                                                                --------

      Net cash paid...........................................  $615,620
                                                                ========

     The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 40 years by the straight-line method) aggregated $363.6 million.

NOTE 7--PRO FORMA INFORMATION

     The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1997 follows (in thousands, except per share amounts):

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                                   1997
                                                                ----------
Revenues......................................................  $1,707,261
Income from operations........................................      34,310
Net income....................................................      30,461

Earnings per common share:
   Basic:
      Income from operations..................................  $     0.50
      Net income..............................................        0.44

   Diluted:
      Income from operations..................................  $     0.49
      Net income..............................................        0.43

     Pro forma income from operations includes $29.7 million of costs incurred by both TheraTx and Transitional in connection with the acquisitions. Pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon six month reporting periods ending on June 30) and Transitional (based upon six month reporting periods ending on May 31).

NOTE 8--NON-RECURRING TRANSACTIONS

     During the second quarter of 1998, the Company incurred $25.7 million of professional and administrative expenses related to the Reorganization Transactions, losses related to the planned disposal of the Company's home health and hospice businesses, and the write-off of capitalized amounts related to the cancellation of a corporate headquarters construction project. During the first quarter of 1998, the Company incurred $7.7 million of professional and administrative expenses related to the Reorganization Transactions.

     An extraordinary loss on extinguishment of debt of $77.9 million, net of income taxes, was incurred in the second quarter of 1998 in connection with the Reorganization Transactions. Extraordinary losses related to the refinancing of long-term debt reduced 1997 net income by $1.6 million in the second quarter and $3.8 million for the six month period.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 9--LONG-TERM DEBT

     In connection with the Reorganization Transactions, the Company consummated the $1.0 billion Credit Agreement (the "Credit Agreement") which includes (i) a five year $300 million Revolving Credit Facility (the "Revolving Credit Facility"), (ii) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (iii) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan (the "Bridge Loan") due in eighteen months, to be repaid from the proceeds of the sale of certain non-strategic assets (including the sale of Atria common stock). Interest is payable, depending on certain leverage ratios and the periods of borrowing, at rates of LIBOR plus 3/4 to 2 1/2% for the Revolving Credit Facility, Term A Loan and the Bridge Loan. Interest is payable at LIBOR plus 2 1/4 to 3% for the Term B Loan. On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "Notes"). The Notes are not callable by the Company until 2002. In connection with the issuance of the Notes, the Company plans to exchange the Notes for publicly registered Notes having identical terms and conditions.

     The Company entered into interest rate swap agreements in May 1997 on $300 million of floating rate debt. These agreements expire in $100 million increments in May 1999, November 1999 and May 2000, and provide for fixed rates at 6.4% plus 3/4 to 3%. The fair value of the swap agreements are not recognized in the condensed consolidated financial statements.

NOTE 10--TRANSACTIONS WITH VENTAS

     For the purpose of governing certain of the ongoing relationships between the Company and Ventas after the Reorganization Transactions and to provide mechanisms for an orderly transition, the Company and Ventas have entered into various agreements. The Company believes that the agreements contain terms which generally are comparable to those which would have been reached in arm's length negotiations with unaffiliated parties. The most significant agreements are as follows:

  MASTER LEASE AGREEMENTS

     Ventas retained substantially all of the real property, buildings and other improvements (primarily long-term acute care hospitals and nursing centers) and leases them to the Company under four master lease agreements which set forth the material terms governing each of the leased properties (individually, a "Master Lease" and collectively, the "Master Leases").

     The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

     There are multiple bundles of leased properties under each Master Lease with each bundle containing seven to twelve leased properties. All leased properties within a bundle have the same base terms, ranging from 10 to 15 years. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus 2% per annum if certain lessee revenue parameters are obtained. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms thereafter at the then fair market value rental rate. The base and renewal terms of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Leases.

     The Master Leases are structured as triple-net leases. In addition to the base annual rent of approximately $221.5 million, plus 2% per annum if certain lessee revenue parameters are obtained, the Company is required to pay all insurance, taxes, utilities and maintenance related to the leased properties.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 10--TRANSACTIONS WITH VENTAS (CONTINUED)

     DEVELOPMENT AGREEMENT

     Under the terms of the Development Agreement, the Company, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, Ventas has the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchases the development property, the Company will lease the development property from Ventas. The annual base rent under such a lease will be ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases.

     PARTICIPATION AGREEMENT

     Under the terms and conditions of the Participation Agreement, the Company has a right of first offer to become the lessee of any real property acquired or developed by Ventas which is to be operated as a hospital, nursing center or other healthcare facility, provided that the Company and Ventas negotiate a mutually satisfactory lease arrangement.

     The Participation Agreement also provides, subject to certain terms, that the Company will provide Ventas with a right of first offer to purchase or finance any healthcare related real property that the Company determines to sell or mortgage to a third party, provided that the Company and Ventas negotiate mutually satisfactory terms for such purchase or mortgage.

     The Participation Agreement has a three year term. The Company and Ventas each have the right to terminate the Participation Agreement in the event of a change of control.

     TRANSITION SERVICES AGREEMENT

     The Transition Services Agreement provides that the Company will provide Ventas with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support through December 31, 1998. Ventas pays the Company $200,000 per month for services provided under the Transition Services Agreement.

     TAX ALLOCATION AGREEMENT

     The Tax Allocation Agreement provides that Ventas will be liable for taxes of Ventas consolidated group attributable to periods prior to the Distribution Date with respect to the portion of such taxes attributable to the property held by Ventas after the Distribution Date and the Company will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by the Company after the Distribution Date. The Tax Allocation Agreement further provides that Ventas will be liable for any taxes attributable to the Reorganization Transactions except that the Company will be liable for any such taxes to the extent that the Company derives certain future tax benefits as a result of the payment of such taxes. Ventas and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to Ventas operations and the Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to the Company's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the tax liability of either the Company or Ventas with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 11--LITIGATION

     In connection with the Reorganization Transactions, liabilities arising from the following legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of the following legal proceedings and other actions.

     On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, the Health Care Financing Administration ("HCFA") has imposed a fine of $113,000. The Company has appealed both the AHCA and HCFA fines. The Company submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer exists and the threatened termination of the Tampa nursing center's Medicare provider agreement has been reversed.

     The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

     The Company has received notice that the State of Georgia has found regulatory violations with respect to patient discharges, among other things, at one of the Company's nursing centers in Savannah, Georgia. The state recommended a Federal fine of approximately $510,000 for these violations, and HCFA has imposed that fine. The Company has yet to determine whether it will appeal this fine.

     The HCFA Administrator of the Medicare and Medicaid programs has indicated that the Company's former facilities in other states also are being monitored. There can be no assurance that HCFA or other regulators in other jurisdictions will not initiate investigations relating to these matters or other circumstances, and there can be no assurance that the results of any such investigation would not have a material adverse effect on the Company.

     On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

     A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 11--LITIGATION (CONTINUED)

impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

     A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al, discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

     As previously reported in the Company's Form 10, a class action lawsuit was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims. The Company has filed a motion for reconsideration and intends to defend vigorously this action.

     The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In conjunction with the qui tam action, the United States Attorney's Office for the Eastern District of Arkansas also is conducting a criminal investigation into the allegations contained in the qui tam complaint and has indicted four former employees of AXR. AXR has been informed that it is not a target of the investigation. The Company is cooperating fully in the investigation.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 11--LITIGATION (CONTINUED)

     On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been informed that the USAO intends to file a civil action against Transitional relating to the partnership's former Medicare billing practices. If such a suit is filed, the Company will vigorously defend the action.

NOTE 12--ATRIA MERGER

     On April 20, 1998, Atria announced that it entered into a definitive merger agreement with Kapson Senior Quarters Corp. ("Kapson"), an affiliate of Lazard Freres Real Estate Investors LLC ("Lazard"), under which Kapson will acquire Atria. Under the terms of the merger agreement, a subsidiary of Kapson will merge into Atria and the public stockholders of Atria will receive $20.25 per share in cash. The Company, which currently owns 10 million shares of Atria common stock, will also receive $20.25 per share in cash for approximately 88% of its Atria common stock (valued at approximately $177.5 million) and will retain its remaining shares and will beneficially own approximately 12% of Atria following the merger. In consideration of its continuing investment, the Company will retain a seat on Atria's Board of Directors and is entitled to certain registration rights with respect to its remaining shares of Atria common stock.

     On May 13, 1998, ARV Assisted Living, Inc. ("ARV") filed a lawsuit seeking to enjoin Kapson from acquiring Atria. In addition to compensatory and punitive damages, the lawsuit seeks to obtain preliminary and permanent injunctions to prevent Lazard from breaking its contractual and fiduciary duties to ARV by acquiring Atria, through Kapson, without first offering ARV the opportunity to be the acquiring party and without obtaining ARV's consent to allow Lazard to make the acquisition should ARV choose not to pursue it. On June 25, 1998, the Superior Court for Orange County, California declined to reach a decision on the merits of the dispute between Lazard and ARV. The court directed Lazard and Atria to continue their efforts to finalize the acquisition of Atria by Kapson. The court preliminarily enjoined the closing of the merger prior to the outcome of a bench trial which began on August 3, 1998. Lazard has informed Atria that it believes that ARV's claims are without merit and that it intends to contest vigorously the allegations in ARV's complaint. The merger is subject to customary conditions including the approval of Atria's stockholders and certain regulatory approvals. Atria has scheduled a meeting of stockholders for September 8, 1998 to vote on the merger.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND INFORMATION


     The Company is one of the nation's largest providers of healthcare services in 46 states focused primarily on the needs of the elderly. At June 30, 1998, the Company operated 61 long-term acute care hospitals (5,301 licensed beds), 296 nursing centers (39,094 licensed beds) and the Vencare contract services business which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,600 contracts to nursing centers and other healthcare providers.

     On April 30, 1998, Ventas effected the spin off of its healthcare operations through the Reorganization Transactions. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

     In July 1997, Atria completed a secondary equity offering which reduced the Company's ownership percentage to less than 50%. Accordingly, the Company's investment in Atria beginning July 1, 1997 has been accounted for under the equity method.

     On March 21, 1997, the TheraTx Merger was completed. TheraTx primarily provided rehabilitation and respiratory therapy management services and operated 26 nursing centers with annualized revenues approximating $425 million. See
Note 5 of the Notes to Condensed Consolidated Financial Statements.

     On June 24, 1997, the Company acquired a controlling interest in Transitional and, on August 26, 1997, completed the Transitional Merger. Transitional primarily operated 19 long-term acute care hospitals with annualized revenues approximating $350 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

     A summary of revenues follows (in thousands):

                                          QUARTER            %            SIX MONTHS            %
                                    --------------------           ------------------------
                                      1998       1997     CHANGE      1998         1997      CHANGE
                                    ---------  ---------  -------  -----------  -----------  -------
Hospitals.........................  $239,312   $165,794     44.3   $  485,677   $  320,694     51.4
Nursing centers...................   413,600    432,325     (4.3)     847,790      836,578      1.3
Vencare...........................   151,567    182,016    (16.7)     321,340      301,062      6.7
Atria.............................         -     16,982                     -       31,199
                                    --------   --------            ----------   ----------
                                     804,479    797,117      0.9    1,654,807    1,489,533     11.1
Elimination.......................   (25,773)   (18,822)              (52,785)     (30,542)
                                    --------   --------            ----------   ----------
                                    $778,706   $778,295      0.1   $1,602,022   $1,458,991      9.8
                                    ========   ========            ==========   ==========

     Hospital revenue increases in both the second quarter and six months ended June 30, 1998 resulted primarily from the Transitional Merger and an increase in patient days. Hospital patient days rose 46% to 238,387 for the second quarter and 51% to 486,636 for the first six months of 1998, respectively, compared to 163,327 and 323,180 for the respective periods last year. Non-Medicaid patient days (for which payment rates are generally higher than Medicaid) increased 48% in the second quarter to 206,965 from 140,157 last year and 53% for the six month period to 426,679 from 278,305. Medicaid patient days rose 36% in the second quarter to 31,422 from 23,170 last year and 34% in the six month period to 59,957 from 44,875. Hospital revenues for the second quarter of 1997 include $5.2 million related to the 19 facilities purchased in the Transitional Merger. During the second quarter of 1998, the provisions of the Balanced Budget Act of 1997 (the "Budget Act") reduced hospital profitability by approximately $6 million. See "Healthcare Legislation."

     Excluding the effect of sales and acquisitions, nursing center revenues decreased 2% over the second quarter of 1997 and increased 1% over the comparable six month period in 1997. Revenue growth was adversely impacted by a 8.9% and 6.2% decline in Medicare patient days in the second quarter and first six months of 1998, respectively, and a 5.3% and 2.7% decline in private patient days in the second quarter and first six months of 1998, respectively.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  Vencare revenues were $151.6 million, down from $182.0 million last year. Of the $30.4 million decline, approximately one-third of the decline is related to the rehabilitation therapy and pharmacy lines of business. Revenues recorded in the second quarter last year related to occupational clinics, home health and hospice, all of which the Company has either divested or will divest in the future, accounted for most of the remaining decrease. Pharmacy revenues declined 7% to $40.2 million in the second quarter of 1998 from $43.3 million in the same period last year and declined 5% in the six month period to $80.3 million from $84.7 million. Salary equivalency reimbursement rates, which became effective on April 10, 1998, reduced second quarter Vencare profitability by approximately $4 million. See "Healthcare Legislation."

  In 1997, the Company initiated the marketing of its Vencare full service ancillary services contracts to provide a full range of services to nursing centers not operated by the Company. The change in the Company's marketing strategy for selling ancillary services was developed in response to the new prospective payment system established under the Budget Act. The Company believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralized patient medical records. Under the new prospective payment system, ancillary services provided by nursing centers are subject to fixed payments. In this new environment, the Company believes that its full service ancillary services contracts will enhance the ability of nursing center operators to manage effectively the costs of providing quality patient care.

  The number of Vencare contracts in effect at June 30, 1998 totaled 3,619, down from 4,524 at the end of the second quarter last year. The contract count at June 30 of this year includes 106 full service ancillary contracts. During the second quarter of 1998, the Company canceled 23 full service contracts due to nonpayment. This did not impact materially the second quarter results since these amounts were adequately reserved. During 1997, the Company terminated approximately 700 contracts which did not meet certain growth criteria and eliminated approximately 670 contracts by combining previously separate pharmacy, enteral and infusion therapy contracts. These transactions did not impact materially Vencare operating results in 1997.

  The second quarter 1998 loss from operations totaled $23.5 million ($0.35 per share), compared to income of $37.0 million ($0.52 per diluted share) for the same period in 1997. For the six month period, loss from operations was $4.6 million ($0.07 per share) compared to income of $71.0 million ($1.00 per diluted share) in 1997. During the second quarter of 1998, the Company incurred non-recurring charges of $18.7 million net of tax, or $0.28 per share, for professional and administrative expenses to complete the Reorganization Transactions, losses related to the planned divestiture of the Company's home health and hospice businesses, and the write-off of capitalized amounts related to the cancellation of a corporate headquarters construction project. The loss in the second quarter of 1998 was also adversely impacted by a $2.6 million increase in the provision for income taxes resulting from the Reorganization Transactions.

  The second quarter net loss includes an extraordinary loss on the extinguishment of debt of $77.9 million, or $1.15 per share, incurred in connection with the Reorganization Transactions. Extraordinary losses related to the refinancing of other long-term debt reduced 1997 net income by $1.6 million or $0.02 per diluted share, in the second quarter and $3.8 million, or $0.05 per diluted share, for the six month period.

  On a pro forma basis, excluding the effect of non-recurring transactions and assuming the Reorganization Transactions had occurred at the beginning of 1997, the Company would have reported a net operating loss of $8.7 million or $0.13 per share for the second quarter of 1998 and net operating income of $9.9 million or $0.14 per diluted share for the same period of 1997. For the six month period, the Company would have reported a net operating loss of $2.5 million or $0.04 per share for the first half of 1998 and net operating income of $18.1 million or $0.25 per diluted share for the same period of 1997 on a pro forma basis.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

  Excluding non-recurring charges, the operating loss incurred in the second quarter of 1998 was primarily attributable to a decline in Medicare census in the Company's nursing centers, reductions in hospital and Vencare revenues resulting from legislative and regulatory changes, and costs incurred related to the transition of the Company's nursing center and Vencare businesses to the new Medicare prospective payment system that became effective July 1, 1998. See "Healthcare Legislation."

LIQUIDITY

  Cash provided by operations totaled $181.1 million for the first six months of 1998 compared to $123.7 million for the same period of 1997. Days of revenues in accounts receivable decreased to 64 at June 30, 1998 compared to 67 at December 31, 1997.

  In connection with the Reorganization Transactions, the Company consummated the Credit Agreement which includes (i) a five year $300 million Revolving Credit Facility, (ii) a $250 million Term A Loan payable in various installments over five years, (iii) a $250 million Term B Loan payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan due in eighteen months, to be repaid from the proceeds of the sale of certain non-strategic assets (including the sale of Atria common stock). On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of the Notes, which are not callable by the Company until 2002. In connection with the issuance of the Notes, the Company plans to exchange the Notes for publicly registered Notes having identical terms and conditions.

  The Company entered into interest rate swap agreements in May 1997 on $300 million of floating rate debt. These agreements expire in $100 million increments in May 1999, November 1999 and May 2000, and provide for fixed rates at 6.4% plus 3/4 to 3%. The fair value of the swap agreements are not recognized in the condensed consolidated financial statements.

  The carrying value and fair value of the Company's investment in Atria common stock at June 30, 1998 aggregated $88.0 million and $172.5 million, respectively. If the Company is unable to sell the Atria common stock or other assets, the Company expects that it would be required to refinance the Bridge Loan with amounts available under the Revolving Credit Facility, public or private debt, equity, or a combination thereof.

  The Credit Agreement is collateralized by substantially all of the assets and capital stock of the Company's subsidiaries.

  As part of the Reorganization Transactions, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for its healthcare operations and assets. The Company subsequently loaned officers of the Company approximately 90% of the funds required ($15.9 million) to purchase the Preferred Stock from Ventas.

  Management believes that cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's future expected liquidity needs. Working capital totaled $373.1 million at June 30, 1998 compared to $445.1 million at December 31, 1997. At June 30, 1998, available borrowings under the Revolving Credit Facility approximated $256 million. Since the Reorganization Transactions, after paying $36.9 million in rents to Ventas and incurring $42.1 million in capital expenditures, the Company has reduced outstanding borrowings by $62.5 million primarily through improved working capital liquidity.

  At June 30, 1998, the Company's ratio of debt to debt and equity approximated 54%. Management intends to reduce the Company's leverage through, among other things, the sale of Atria common stock and other non-strategic investments. See
Note 12 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES

  Excluding acquisitions, capital expenditures totaled $142.8 million for the first six months of 1998 compared to $132.9 million for the same period of 1997. Planned capital expenditures in 1998 (excluding acquisitions) are expected to approximate $250 million to $275 million and include significant expenditures related to nursing center improvements, completion of construction of additional nursing centers and information systems. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At June 30, 1998, the estimated cost to complete and equip construction in progress approximated $109 million.

  In connection with its analysis of the Budget Act, management determined in the second quarter of 1998 to suspend all acquisition and development activities and the construction of substantially all of its development properties. Accordingly, management believes that expected proceeds from sales of these properties to Ventas in accordance with the Development Agreement could approximate $25 million during 1998.

  During 1997, the Company expended approximately $359.4 million and $615.6 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These purchases were financed primarily through borrowings under a prior credit facility. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

  The Company also expended $16.0 million for the acquisition of new facilities (and related healthcare businesses) and previously leased nursing centers in the first six months of 1998 compared to $25.0 for the same period in 1997. The Company does not anticipate acquiring additional healthcare facilities over the next 12 to 18 months.

  Capital expenditures were financed primarily through internally generated funds and, in 1997, from the issuance of long-term debt. The Company intends to finance any future capital expenditures with internally generated funds and long-term debt. Sources of capital include available borrowings under the Credit Agreement, public or private debt and equity.

HEALTHCARE LEGISLATION

  Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act affects reimbursement systems for each of the Company's operating units.

  The Budget Act will reduce payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a prospective payment system ("PPS") hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts are expected to be effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital are expected to be effective October 1, 1998. The Budget Act also requires the establishment of a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA on May 5, 1998. The payments received under the new prospective payment system cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


HEALTHCARE LEGISLATION (CONTINUED)

  Management believes that the Budget Act will adversely impact its hospital business by reducing the payments previously described. The TEFRA limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material adverse effect on its results of operations in 1998. The reductions in the TEFRA incentive payments, which are expected to be effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, will have an adverse impact on hospital revenues in the future and may impact adversely the Company's ability to develop additional long-term care hospitals.

  Over the long term, management believes that the new prospective payment system will benefit the Company's nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patients in its facilities. As the nursing center industry adapts to the cost containment measures inherent in the new prospective payment system, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full service contracts sales strategy. The Company is actively implementing strategies and operational modifications to address changes in the Federal reimbursement system.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 10, 1998 and will impact negatively Vencare operating results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to the new prospective payment system. Under the new prospective payment system, the reimbursement for these services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable. Most of the Company's client nursing centers are expected to transition to the new prospective payment system on or before January 1, 1999.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals and changes in the Medicaid reimbursement system applicable to the Company's hospitals. There are also a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

  There can be no assurance that the Budget Act, new salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Medicare revenues as a percentage of total revenues were 35% and 32% for the six months ended June 30, 1998 and 1997, respectively, while Medicaid percentages of revenues approximated 26% and 27% for the respective periods.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


OTHER INFORMATION

  On April 20, 1998, Atria announced that it entered into a definitive merger agreement with Kapson, under which Kapson will acquire Atria. Under the terms of the merger agreement, a subsidiary of Kapson will merge into Atria and the public stockholders of Atria will receive $20.25 per share in cash. The Company, which currently owns 10 million shares of Atria common stock, will also receive $20.25 per share in cash for approximately 88% of its Atria common stock (valued at approximately $177.5 million) and will retain its remaining shares and will beneficially own approximately 12% of Atria following the merger. In consideration of its continuing investment, the Company will retain a seat on Atria's Board of Directors and is entitled to certain registration rights with respect to its remaining shares of Atria common stock.

  On May 13, 1998, ARV filed a lawsuit seeking to enjoin Kapson from acquiring Atria. In addition to compensatory and punitive damages, the lawsuit seeks to obtain preliminary and permanent injunctions to prevent Lazard from breaking its contractual and fiduciary duties to ARV by acquiring Atria, through Kapson, without first offering ARV the opportunity to be the acquiring party and without obtaining ARV's consent to allow Lazard to make the acquisition should ARV choose not to pursue it. On June 25, 1998, the Superior Court for Orange County, California declined to reach a decision on the merits of the dispute between Lazard and ARV. The court directed Lazard and Atria to continue their efforts to finalize the acquisition of Atria by Kapson. The court preliminarily enjoined the closing of the merger prior to the outcome of a bench trial which began on August 3, 1998. Lazard has informed Atria that it believes that ARV's claims are without merit and that it intends to contest vigorously the allegations in ARV's complaint. The merger is subject to customary conditions including the approval of Atria's stockholders and certain regulatory approvals. Atria has scheduled a meeting of stockholders for September 8, 1998 to vote on the merger.

  The Company has completed its review of its information systems, clinical equipment and facilities for year 2000 issues and has begun its program to make appropriate modifications. External professional organizations have been engaged to assist in the management and implementation of this program. Management is currently implementing a plan to replace substantially all of the Company's financial information systems before the year 2000. The incremental costs related to year 2000 issues associated with the replacement of the Company's financial systems are expected to range between $10 to $15 million. A substantial portion of these costs will be capitalized and amortized over a three to five year period. The Company expects that the implementation of the new financial information systems will be completed in the third quarter of 1999. Required modifications to the Company's proprietary VenTouchTM and TherasysTM clinical information systems are minimal and will generally be accomplished through the use of existing internal resources. Clinical equipment in the Company's facilities generally will be replaced or modified as needed through the use of external professional resources. The Company is requiring all third party vendors to certify that their products or services will be year 2000 compliant. Incremental costs to complete the necessary changes to clinical equipment could approximate $10 to $20 million over the next two years.

  The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. To the extent Federal and state governmental agencies experience information system failures related to year 2000 issues, the Company's cash flows, liquidity and financial condition could be impacted negatively.

  The Company's analysis of its year 2000 issues is based on information currently available and information from third party vendors and suppliers. Due to the inherent uncertainties related to year 2000 compliance, there can be no assurance that the Company has accurately assessed all year 2000 issues or that such issues will not have a material adverse effect on the Company's financial condition or results of operations.

  Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

  The Credit Agreement contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company was in compliance with all such covenants at June 30, 1998.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


OTHER INFORMATION (CONTINUED)

  As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, on December 31, 1997, the Company was required to change the method of computing earnings per common share on a retroactive basis. The change in calculation method did not have a material impact on previously reported earnings per common share.

  Disclosures set forth in this Item 2 include forward-looking statements. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Numerous factors exist which, in some cases have affected, and in the future could cause results to differ materially from these expectations. These statements involve risks and uncertainties concerning the implementation and interpretation of the healthcare reform legislation and other factors as detailed from time to time in the Company's filings with the Securities and Exchange Commission.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1997 QUARTERS                    1998 QUARTERS
                                          ------------------------------------------  ---------------------
                                            FIRST     SECOND      THIRD     FOURTH      FIRST      SECOND
                                          ---------  ---------  ---------  ---------  ---------   ---------

Revenues................................  $ 680,696  $ 778,295  $ 844,740  $ 812,273  $ 823,316   $ 778,706
                                          ---------  ---------  ---------  ---------  ---------   ---------

Salaries, wages and benefits............    396,573    449,806    479,962    461,712    480,364     459,808
Supplies................................     66,033     77,328     81,148     78,631     76,052      77,832
Rent....................................     18,948     21,783     23,954     24,789     24,135      59,076
Other operating expenses................    109,786    118,935    131,977    129,629    127,258     130,964
Depreciation and amortization...........     24,372     29,479     33,385     36,629     35,470      28,571
Interest expense........................     10,660     20,674     34,773     36,629     37,195      28,394
Investment income.......................     (1,567)    (1,746)    (1,759)      (985)    (1,180)     (1,130)
Non-recurring transactions..............          -          -          -          -      7,664      25,772
                                          ---------  ---------  ---------  ---------  ---------   ---------
                                            624,805    716,259    783,440    767,034    786,958     809,287
                                          ---------  ---------  ---------  ---------  ---------   ---------

Income (loss) before income taxes.......     55,891     62,036     61,300     45,239     36,358     (30,581)
Provision for income taxes..............     21,909     25,026     24,398     18,005     17,477      (7,129)
                                          ---------  ---------  ---------  ---------  ---------   ---------

Income (loss) from operations...........     33,982     37,010     36,902     27,234     18,881     (23,452)
Extraordinary loss on extinguishment
   of debt, net of income tax benefit...     (2,259)    (1,590)      (346)         -          -     (77,937)
                                          ---------  ---------  ---------  ---------  ---------   ---------

            Net income (loss)...........     31,723     35,420     36,556     27,234     18,881    (101,389)
Preferred stock dividend requirements...          -          -          -          -          -        (177)
                                          ---------  ---------  ---------  ---------  ---------   ---------
            Income (loss) available to
                common stockholders.....  $  31,723  $  35,420   $ 36,556  $  27,234  $  18,881   $(101,566)
                                          =========  =========  =========  =========  =========   =========
Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.....  $    0.49  $    0.53  $    0.53  $    0.40  $    0.28   $   (0.35)
      Extraordinary loss on
         extinguishment of debt.........      (0.03)     (0.02)         -          -          -       (1.15)
                                          ---------  ---------  ---------  ---------  ---------   ---------

           Net income (loss)............  $    0.46  $    0.51  $    0.53  $    0.40  $    0.28   $   (1.50)
                                          =========  =========  =========  =========  =========   =========

   Diluted:
      Income (loss) from operations.....  $    0.48  $    0.52  $    0.52  $    0.40  $    0.28   $   (0.35)
      Extraordinary loss on
         extinguishment of debt.........      (0.03)     (0.02)     (0.01)         -          -       (1.15)
                                          ---------  ---------  ---------  ---------  ---------   ---------

            Net income (loss)...........  $    0.45  $    0.50  $    0.51  $    0.40  $    0.28   $   (1.50)
                                          =========  =========  =========  =========  =========   =========

Shares used in computing earnings
   (loss) per common share:
      Basic.............................     68,929     69,194     69,519     68,048     67,448        67,651
      Diluted...........................     70,207     71,016     71,266     68,613     67,857        67,651


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                                                   1997 QUARTERS                          1998 QUARTERS
                                                 --------------------------------------------------  ------------------------
                                                    FIRST       SECOND        THIRD       FOURTH        FIRST       SECOND
                                                 -----------  -----------  -----------  -----------  -----------  -----------
REVENUES (IN THOUSANDS):
Hospitals......................................  $  154,900   $  165,794   $  233,993   $  231,142   $  246,365   $  239,312
Nursing centers................................     404,253      432,325      445,943      439,895      434,190      413,600
Vencare........................................     119,046      182,016      183,187      158,222      169,773      151,567
Atria..........................................      14,217       16,982            -            -            -            -
                                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                    692,416      797,117      863,123      829,259      850,328      804,479
Elimination....................................     (11,720)     (18,822)     (18,383)     (16,986)     (27,012)     (25,773)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                 $  680,696   $  778,295   $  844,740   $  812,273   $  823,316   $  778,706
                                                 ==========   ==========   ==========   ==========   ==========   ==========
HOSPITAL DATA:
End of period data:
   Number of hospitals.........................          38           58           60           60           62           61
   Number of licensed beds.....................       3,325        5,107        5,302        5,273        5,313        5,301
Revenue mix %:
   Medicare....................................          64           61           65           62           60           59
   Medicaid....................................          10            9            8            7            8           10
   Private and other...........................          26           30           27           31           32           31
Patient days:
   Medicare....................................     106,646      107,799      152,640      153,059      173,967      162,991
   Medicaid....................................      21,705       23,170       24,339       27,276       28,535       31,422
   Private and other...........................      31,502       32,358       42,265       45,051       45,747       43,974
                                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                    159,853      163,327      219,244      225,386      248,249      238,387
                                                 ==========   ==========   ==========   ==========   ==========   ==========
NURSING CENTER DATA:
End of period data:
   Number of nursing centers...................         314          311          310          309          305          296
   Number of licensed beds.....................      40,942       40,869       40,608       40,383       39,960       39,094
Revenue mix %:
   Medicare....................................          32           32           33           31           34           31
   Medicaid....................................          43           42           42           44           41           43
   Private and other...........................          25           26           25           25           25           26
Patient days:
   Medicare....................................     406,642      417,336      400,798      385,694      408,002      374,244
   Medicaid....................................   1,962,287    2,039,999    2,078,236    2,071,981    1,949,544    1,939,521
   Private and other...........................     663,575      734,593      729,289      731,808      692,932      677,607
                                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                  3,032,504    3,191,928    3,208,323    3,189,483    3,050,478    2,991,372
                                                 ==========   ==========   ==========   ==========   ==========   ==========
ANCILLARY SERVICES DATA:
End of period data:
   Number of Vencare single service contracts..       4,946        4,524        4,160        3,846        3,639        3,513
   Number of Vencare full service contracts....           -            -            -           31           99          106
                                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                      4,946        4,524        4,160        3,877        3,738        3,619
                                                 ==========   ==========   ==========   ==========   ==========   ==========

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In connection with the Reorganization Transactions, liabilities arising from the following legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of the following legal proceedings and other actions.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, AHCA imposed a fine of $270,000 for related regulatory violations. In addition, HCFA has imposed a fine of $113,000. The Company has appealed both the AHCA and HCFA fines. The Company submitted an acceptable plan of correction at the Tampa nursing center and has been informed by AHCA that "immediate jeopardy" no longer exists and the threatened termination of the Tampa nursing center's Medicare provider agreement has been reversed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

  The Company has received notice that the State of Georgia has found regulatory violations with respect to patient discharges, among other things, at one of the Company's nursing centers in Savannah, Georgia. The state recommended a Federal fine of approximately $510,000 for these violations, and HCFA has imposed that fine. The Company has yet to determine whether it will appeal this fine.

  The HCFA Administrator of the Medicare and Medicaid programs has indicated that the Company's former facilities in other states also are being monitored. There can be no assurance that HCFA or other regulators in other jurisdictions will not initiate investigations relating to these matters or other circumstances, and there can be no assurance that the results of any such investigation would not have a material adverse effect on the Company.

  On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company intends to defend this action vigorously.

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669 was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al. previously reported in the Company's Form 10 dated April 27, 1998 ("Form 10"). The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  As previously reported in the Company's Form 10, a class action lawsuit was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without disclosing that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at the time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims. The Company has filed a motion for reconsideration and intends to defend vigorously this action.

  As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of its business. In addition, the Company is subject regularly to various regulatory inquiries, investigations and audits by Federal and state agencies that oversee various healthcare regulations and laws.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the Reorganization Transactions, the Company issued 17,700 shares of its Preferred Stock on April 30, 1998 for an aggregate value of $17.7 million as part of the consideration for the assets relating to the former healthcare operations of Ventas transferred to the Company. The Preferred Stock was sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. On or after April 30, 2002, each share of the Preferred Stock will be convertible, at the option of the holder, in whole or in part, into such number of shares of the common stock of the Company as shall equal the aggregate principal amount of the shares of Preferred Stock being converted divided by 118% of the average of the high and low sales price on the common stock on May 1, 1998 (the date such common stock was distributed by Ventas). The average of the high and low sales price on such date was $10.594. On April 30, 1998, Ventas sold the Preferred Stock for an aggregate value of $17.7 million in connection with the Reorganization Transactions. The Preferred Stock was not publicly offered but was sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The offering was made exclusively to persons who were executive officers or vice presidents of Ventas and who had substantial knowledge of the operations of the Company and were provided with access to information concerning the Company. No underwriter was used in connection with the offering and as such, no underwriting discounts or commissions were paid. This transaction occurred while the Company was a wholly-owned subsidiary of Ventas.

ITEM 5.  OTHER INFORMATION

  In connection with the 1999 annual meeting to stockholders of the Company, if the proponent of a stockholder proposal fails to notify the Company of such proposal, in conformity with the requirements of the Company's bylaws, before March 14, 1999, but no earlier than February 12, 1999, then management proxies will be allowed to use their discretionary voting authority on the proposal if raised at the annual meeting even though there is no discussion of the proposal in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

        3.1     Restated Certificate of Incorporation of the Company. Exhibit
                3.1 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

        3.2 Amended and Restated Bylaws of the Company. Exhibit 3.2 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

        4.1 Indenture dated April 30, 1998, among the Company, Vencor Operating, Inc. and PNC Bank, National Association, as Trustee.
                Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

        4.2 Form of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (included in Exhibit 4.1).

        4.3 Registration Rights Agreement dated April 30, 1998, by and among the Company, Vencor Operating, Inc. and the Initial Purchasers.
                Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

        4.4     Form of the Company's 8 5/8% Senior Subordinated Notes due 2007.
                Exhibit 4.1 to the Ventas, Inc. Current Report on Form 8-K dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

        4.5 Indenture dated as of July 21, 1997, between the Company and the Bank of New York, as Trustee. Exhibit 4.2 to the Ventas, Inc. Current Report of Form 8-K dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.1 Credit Agreement dated as of April 29, 1998, among the Company, Vencor Operating, Inc., the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Bank party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of New York and NationsBank, N.A. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.2 Vencor Retirement Savings Plan Amended and Restated as of January 1, 1997. Exhibit 10.2 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.3 Amendment No. 1 to the Vencor Retirement Savings Plan Amended and Restated dated July 1, 1997. Exhibit 10.3 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.4 Amendment No. 2 to the Vencor Retirement Savings Plan Amended and Restated dated December 31, 1997. Exhibit 10.4 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.5 Amendment No. 3 to the Vencor Retirement Savings Plan Amended and Restated dated December 31, 1997. Exhibit 10.5 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

  (a) EXHIBITS (Continued):

        10.6 Vencor, Inc. 401(k) Master Trust Agreement dated January 1, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A. Exhibit 10.6 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.7 Amendment No. 1 to Vencor, Inc. 401(k) Master Trust Agreement dated January 1, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A. Exhibit 10.7 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

        10.8 Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated as of January 1, 1997. Exhibit
                10.8 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-19089) is hereby incorporated by reference.

        10.9 Tax Allocation Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc.

       10.10 Transition Services Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc.

       10.11 Agreement of Indemnity - Third Party Leases dated as of April 30, 1998 by and between the Company and its subsidiaries and Ventas, Inc.

       10.12 Agreement of Indemnity - Third Party Contracts dated as of April 30, 1998 by and between the Company and its subsidiaries and Ventas, Inc.

       10.13    Vencor, Inc. Deferred Compensation Plan dated January 1, 1996.
                Exhibit 10.24 to the Ventas, Inc. Form 10-K for the year ended December 31, 1996 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.14 Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.15 Forbearance Agreement among First Healthcare Corporation, Medisave Pharmacies, Inc. and Certain Limited Partnerships, dated as of August 25, 1995. Exhibit 10.52 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.16 Strategic Alliance Agreement dated as of June 10, 1997 by and between the Company, Continental Casualty Company and Valley Forge Life Insurance Company. Exhibit 10.1 to the Ventas, Inc. Form 10-Q for the quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.17 Amended and Restated Agreement and Plan of Merger. Appendix A to Amendment No. 2 to the Ventas, Inc. Registration Statement on Form S-4 (Reg. No. 33-59345) is hereby incorporated by reference.

       10.18 Agreement and Plan of Merger dated as of February 9, 1997 among TheraTx, Incorporated ("TheraTx"), Vencor, Inc. and Peach Acquisition Corp. ("Peach"). Exhibit (c)(1) to the Statement on
                Schedule 14D-1 of Ventas, Inc. and Peach, dated February 14, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.19 Amendment No. 1 to Agreement and Plan of Merger dated as of February 28, 1997 among TheraTx, Vencor, Inc. and Peach. Exhibit
                (c)(3) of Amendment No. 2 to the Statement on Schedule 14D-1 of Ventas, Inc. and Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

  (a) EXHIBITS (Continued):

       10.20 Agreement and Plan of Merger, dated June 18, 1997 by and among Vencor, Inc., LV Acquisition Corp. and Transitional Hospitals Corporation. Exhibit 2.1 to the Ventas, Inc. Current Report on Form 8-K dated July 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

       10.21 Agreement and Plan of Merger, dated May 2, 1997, among Select Medical Corporation, SM Acquisition Co. and Transitional Hospitals Corporation. Exhibit 99.1 to the Current Report on Form 8-K of Transitional dated May 2, 1997 (Comm. File No. 1-
                7008) is hereby incorporated by reference.

       10.22 Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit 99.1 to the Current Report on Form 8-K of Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

       10.23 Agreement and Plan of Merger between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

       10.24 First Amendment to Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

       10.25 Amendment to Agreement and Plan of Merger between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

       10.26 Other Debt Instruments-Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

       10.27 Vencor, Inc. 1998 Incentive Compensation Plan. Exhibit 10.23 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.28    Vencor, Inc. 1998 Stock Option Plan for Non-Employee Directors.
                Exhibit 10.24 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.29    Vencor, Inc. Deferred Compensation Plan dated April 30, 1998.
                Exhibit 10.25 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.30    Vencor, Inc. Non-Employee Directors Deferred Compensation Plan.
                Exhibit 10.26 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.31 Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.32 Form of Vencor Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

  (a) EXHIBITS (Continued):

       10.33 Form of Vencor, Inc. Promissory Note. Exhibit 10.29 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

       10.34    Distribution Agreement between the Company and Ventas, Inc.
                Exhibit 10.2 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.35 Form of Master Lease Agreement between the Company and Ventas, Inc. Exhibit 10.3 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.36    Development Agreement between the Company and Ventas, Inc.
                Exhibit 10.4 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.37 Form of Participation Agreement between the Company and Ventas, Inc. Exhibit 10.5 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.38 Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       27.1 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

       27.2 Restated Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

  (b) REPORTS ON FORM 8-K:

  The Company filed a Current Report on Form 8-K on May 8, 1998 reporting the completion of the Reorganization Transactions and the spin off. The Form 8-K also reported the change in the Company's name from Vencor Healthcare, Inc. to Vencor, Inc. The Company filed an additional Current Report on Form 8-K on June 18, 1998 to disclose earnings expectations for the Company based on its recently completed analysis of the Budget Act.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VENCOR, INC.




Date:  August 14, 1998                      /s/ W. BRUCE LUNSFORD
----------------------                 -----------------------------------
                                                W. Bruce Lunsford
                                        Chairman of the Board, President
                                          and Chief Executive Officer



Date:  August 14, 1998                      /s/ W. EARL REED, III
----------------------                 -----------------------------------
                                                W. Earl Reed, III
                                       Executive Vice President and Chief
                                          Financial Officer (Principal
                                               Financial Officer)