Form 10-Q
period 1998-09-30
VENCOR INC
filed 1998-11-16
CIK 1060009

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                (502) 596-7300
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         CLASS OF COMMON STOCK         OUTSTANDING AT OCTOBER 31, 1998
         ---------------------         -------------------------------
      Common stock, $.25 par value            69,796,706 shares

================================================================================

                                    1 OF 31

                                  VENCOR, INC.
                                   FORM 10-Q
                                     INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statement of Operations -- for
          the quarter and nine months ended September 30,
          1998 and 1997....................................................   3

         Condensed Consolidated Balance Sheet --
          September 30, 1998 and December 31, 1997.........................   4

         Condensed Consolidated Statement of Cash Flows -- for
          the nine months ended September 30, 1998 and 1997................   5

         Notes to Condensed Consolidated Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  29

Item 6.  Exhibits and Reports on Form 8-K..................................  30

                                 VENCOR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER               NINE MONTHS
                                                              --------------------  ------------------------
                                                                1998       1997        1998         1997
                                                              ---------  ---------  -----------  -----------

Revenues....................................................  $718,115   $844,740   $2,320,137   $2,303,731
                                                              --------   --------   ----------   ----------

Salaries, wages and benefits................................   415,365    479,962    1,355,537    1,326,341
Supplies....................................................    69,069     81,148      222,953      224,509
Rent........................................................    75,063     23,954      158,274       64,685
Other operating expenses....................................   108,097    131,977      399,755      360,698
Depreciation and amortization...............................    25,425     33,385       89,466       87,236
Interest expense............................................    22,294     34,773       87,883       66,107
Investment income...........................................      (990)    (1,759)      (3,300)      (5,072)
                                                              --------   --------   ----------   ----------
                                                               714,323    783,440    2,310,568    2,124,504
                                                              --------   --------   ----------   ----------

Income before income taxes..................................     3,792     61,300        9,569      179,227
Provision for income taxes..................................   (33,790)    24,398      (23,442)      71,333
                                                              --------   --------   ----------   ----------
Income from operations......................................    37,582     36,902       33,011      107,894
Extraordinary loss on extinguishment of debt,
   net of income tax benefit................................         -       (346)     (77,937)      (4,195)
                                                              --------   --------   ----------   ----------
            Net income (loss)...............................    37,582     36,556      (44,926)     103,699
Preferred stock dividend requirements.......................      (266)         -         (443)           -
                                                              --------   --------   ----------   ----------

            Income (loss) available to common stockholders..  $ 37,316   $ 36,556   $  (45,369)  $  103,699
                                                              ========   ========   ==========   ==========

Earnings (loss) per common share:
   Basic:
      Income from operations................................  $   0.55   $   0.53   $     0.48   $     1.56
      Extraordinary loss on extinguishment of debt..........         -          -        (1.15)       (0.06)
                                                              --------   --------   ----------   ----------
            Net income (loss)...............................  $   0.55   $   0.53   $    (0.67)  $     1.50
                                                              ========   ========   ==========   ==========

   Diluted:
      Income from operations................................  $   0.54   $   0.52   $     0.48   $     1.52
      Extraordinary loss on extinguishment of debt..........         -      (0.01)       (1.15)       (0.06)
                                                              --------   --------   ----------   ----------
            Net income (loss)...............................  $   0.54   $   0.51   $    (0.67)  $     1.46
                                                              ========   ========   ==========   ==========
Shares used in computing earnings (loss) per
    common share:
    Basic...................................................    68,389     69,519       67,833       69,219
    Diluted.................................................    68,554     71,266       68,103       70,857


                            See accompanying notes.

                                 VENCOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                       1998             1997
                                                                                  --------------    -------------
                                ASSETS
Current assets:
 Cash and cash equivalents.....................................................      $  102,176       $   82,473
 Accounts and notes receivable less allowance for loss of
   $78,161 -- September 30 and $63,551 -- December 31..........................         497,026          619,068
 Inventories...................................................................          29,026           27,605
 Income taxes..................................................................         133,242           73,413
 Other.........................................................................          43,925           55,589
                                                                                     ----------       ----------
                                                                                        805,395          858,148

Property and equipment, at cost................................................         905,116        1,996,030
Accumulated depreciation.......................................................        (308,297)        (488,212)
                                                                                     ----------       ----------
                                                                                        596,819        1,507,818
Goodwill less accumulated amortization of $30,574 -- September 30
 and $18,886 -- December 31....................................................         670,525          659,311
Investments in affiliates......................................................          91,676          178,301
Other..........................................................................          80,753          131,161
                                                                                     ----------       ----------
                                                                                     $2,245,168       $3,334,739
                                                                                     ==========       ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................      $  115,903       $  106,019
 Salaries, wages and other compensation........................................         201,677          163,642
 Other accrued liabilities.....................................................         129,388          115,933
 Long-term debt due within one year............................................          10,356           27,468
                                                                                     ----------       ----------
                                                                                        457,324          413,062

Long-term debt.................................................................         793,033        1,919,624
Deferred credits and other liabilities.........................................          77,575           94,653
Minority interest in equity of consolidated entities...........................           2,877            2,050

Series A preferred stock.......................................................           1,770                -

Contingencies

Stockholders' equity:
 Common stock, $0.25 par value; authorized 180,000 shares;  issued
  69,487 shares -- September 30 and 73,470 shares -- December 31...............          17,372           18,368
 Capital in excess of par value................................................         658,783          766,078
 Retained earnings.............................................................         236,434          281,803
                                                                                     ----------       ----------
                                                                                        912,589        1,066,249
 Common treasury stock;  6,159 shares--December 31.............................               -         (160,899)
                                                                                     ----------       ----------
                                                                                        912,589          905,350
                                                                                     ----------       ----------
                                                                                     $2,245,168       $3,334,739
                                                                                     ==========       ==========


                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     1998         1997
                                                                                  ----------  ------------
Cash flows from operating activities:
   Net income (loss)............................................................  $ (44,926)  $   103,699
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization.............................................     89,466        87,236
      Provision for doubtful accounts...........................................     19,221        12,786
      Gain on sale of investment in Atria Communities, Inc......................    (98,461)            -
      Unusual charges...........................................................    101,285             -
      Extraordinary loss on extinguishment of debt..............................    126,726         6,829
      Deferred income taxes.....................................................    (19,810)       14,028
      Other.....................................................................     (4,026)       (9,553)
      Changes in operating assets and liabilities:
         Accounts and notes receivable..........................................    108,230      (100,714)
         Inventories and other assets...........................................     (3,058)       (3,462)
         Accounts payable.......................................................     16,237       (10,395)
         Income taxes...........................................................    (37,380)       48,209
         Other accrued liabilities..............................................     23,367         9,552
                                                                                  ---------   -----------

            Net cash provided by operating activities...........................    276,871       158,215
                                                                                  ---------   -----------

Cash flows from investing activities:
   Purchase of property and equipment...........................................   (191,536)     (202,145)
   Acquisition of TheraTx, Incorporated.........................................          -      (357,149)
   Acquisition of Transitional Hospitals Corporation............................          -      (607,871)
   Acquisition of other healthcare businesses and previously leased facilities..    (16,006)      (36,630)
   Proceeds from sale of investment in Atria Communities, Inc...................    177,500             -
   Sale of assets...............................................................     32,834        44,613
   Series A preferred stock loans...............................................    (15,930)            -
   Net change in investments....................................................     13,427        (4,595)
   Other........................................................................     (4,901)      (13,595)
                                                                                  ---------   -----------

            Net cash used in investing activities...............................     (4,612)   (1,177,372)
                                                                                  ---------   -----------

Cash flows from financing activities:
   Net change in borrowings under revolving lines of credit.....................   (251,146)      388,500
   Issuance of long-term debt...................................................    700,000         2,818
   Net proceeds from senior subordinated notes offering.........................    294,000       731,812
   Payment of senior subordinated notes.........................................   (732,547)            -
   Repayment of long-term debt..................................................   (254,218)     (129,444)
   Payment of deferred financing costs..........................................     (8,872)      (21,425)
   Issuances of common stock....................................................        227         8,631
   Other........................................................................          -          (206)
                                                                                  ---------   -----------

            Net cash provided by (used in) financing activities.................   (252,556)      980,686
                                                                                  ---------   -----------

Change in cash and cash equivalents.............................................     19,703       (38,471)
Cash and cash equivalents at beginning of period................................     82,473       112,466
                                                                                  ---------   -----------

Cash and cash equivalents at end of period......................................  $ 102,176   $    73,995
                                                                                  =========   ===========

Supplemental information:
   Interest payments............................................................  $ 104,347   $    50,499
   Income tax payments (refunds)................................................    (14,519)       10,940

                            See accompanying notes.

                                 VENCOR, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

     Vencor, Inc. and its subsidiaries ("Vencor" or the "Company") operate an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At September 30, 1998, the Company operated 58 long-term acute care hospitals (5,051 licensed beds), 292 nursing centers (38,578 licensed beds), and a contract services business ("Vencare") which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,200 contracts to nursing centers and other healthcare providers.

     On April 30, 1998, Ventas, Inc. ("Ventas") completed the spin off of its healthcare operations through the distribution of the common stock of Vencor to stockholders of record as of April 27, 1998 (the "Reorganization Transactions"). The distribution was consummated on May 1, 1998 (the "Distribution Date"). For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

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

     In September 1998, the Company sold approximately 88.1% of its investment in its assisted living affiliate, Atria Communities, Inc. ("Atria") resulting from the merger of Atria and Kapson Senior Quarters Corp. ("Kapson"). In connection with the merger, the Company is retaining approximately 11.9% of the outstanding capital stock of the surviving entity and will account for such investment under the cost method of accounting. From July 1, 1997 to the date of sale, the Company had accounted for Atria under the equity method of accounting. Prior to July 1, 1997, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria had been recorded since the consummation of the initial public offering in August 1996. See Note 8.

     Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or common stockholders' equity for the nine months ended September 30, 1998.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 2--BASIS OF PRESENTATION (CONTINUED)

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will become effective in December 1998 and will require interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are reviewed regularly by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs, including organizational costs, as incurred. SOP 98-5 requires most entities to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. SOP 98-5 is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The amount of such unamortized costs were $13.0 million at September 30, 1998.

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

     Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 3--REVENUES

     Revenues are recorded based upon estimated amounts due from patients and third-party payers for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payers.

     A summary of revenues by payer type follows (in thousands):


                                     QUARTER               NINE MONTHS
                               --------------------  ------------------------
                                 1998       1997        1998         1997
                               ---------  ---------  -----------  -----------
Medicare.....................  $245,058   $304,291   $  816,683   $  783,558
Medicaid.....................   212,949    216,942      634,234      623,316
Private and other............   296,374    341,890      958,271      945,782
                               --------   --------   ----------   ----------
                                754,381    863,123    2,409,188    2,352,656
Elimination..................   (36,266)   (18,383)     (89,051)     (48,925)
                               --------   --------   ----------   ----------
                               $718,115   $844,740   $2,320,137   $2,303,731
                               ========   ========   ==========   ==========

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

     A computation of earnings per common share for the quarter and nine months ended September 30 follows (in thousands, except per share amounts):

                                                                     QUARTER               NINE MONTHS
                                                                ------------------      --------------------
                                                                  1998      1997          1998       1997
                                                                --------  --------      ---------  ---------
Income from operations....................................      $37,582   $36,902       $ 33,011   $107,894
Extraordinary loss on extinguishment of debt..............            -      (346)       (77,937)    (4,195)
                                                                -------   -------       --------   --------
         Net income (loss)................................       37,582    36,556        (44,926)   103,699
Preferred stock dividend requirements.....................         (266)        -           (443)         -
                                                                -------   -------       --------   --------
         Income (loss) available to common
            stockholders..................................      $37,316   $36,556       $(45,369)  $103,699
                                                                =======   =======       ========   ========

Shares used in the computation:
   Weighted average shares outstanding--basic
      computation.........................................       68,389    69,519         67,833     69,219
   Dilutive effect of outstanding stock options...........          165     1,747            270      1,638
                                                                -------   -------       --------   --------
         Adjusted weighted average shares
            outstanding--diluted computation..............       68,554    71,266         68,103     70,857
                                                                =======   =======       ========   ========

Earnings (loss) per common share:
   Basic:
      Income from operations..............................      $  0.55   $  0.53       $   0.48   $   1.56
      Extraordinary loss on extinguishment of debt........            -         -          (1.15)     (0.06)
                                                                -------   -------       --------   --------
         Net income (loss)................................      $  0.55   $  0.53       $  (0.67)  $   1.50
                                                                =======   =======       ========   ========

   Diluted:
      Income from operations..............................      $  0.54   $  0.52       $   0.48   $   1.52
      Extraordinary loss on extinguishment of debt........            -     (0.01)         (1.15)     (0.06)
                                                                -------   -------       --------   --------
         Net income (loss)................................      $  0.54   $  0.51       $  (0.67)  $   1.46
                                                                =======   =======       ========   ========

NOTE 5--THERATX MERGER

     On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger as of September 30, 1998 follows (in thousands):


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

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6--TRANSITIONAL MERGER

     On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly-owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger as of September 30, 1998 follows (in thousands):

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

NOTE 7--PRO FORMA INFORMATION

     The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1997 follows (in thousands, except per share amounts):

                                                           NINE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                              1997
                                                          -------------
Revenues................................................     $2,552,001
Income from operations..................................         71,212
Net income..............................................         67,017

Earnings per common share:
   Basic:
      Income from operations............................     $     1.03
      Net income........................................           0.97

   Diluted:
      Income from operations............................     $     1.01
      Net income........................................           0.95

     Pro forma income from operations includes $29.7 million of costs incurred by both TheraTx and Transitional in connection with the acquisitions. Pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon nine month reporting periods ending on September
30) and Transitional (based upon nine month reporting periods ending on August
31).

NOTE 8--UNUSUAL TRANSACTIONS

     In September 1998, the Company sold its investment in Atria for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. During the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement to the Company's nursing center and hospital businesses in connection with the provisions of the Balanced Budget Act of 1997 (the "Budget Act"), management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $56.8 million related to the cancellation of construction projects and $17.4 million for the planned closure of the hospitals. In September 1998, the Company also recorded pretax charges of $9.6 million for uncollectible accounts receivable from previously sold or closed nursing center, home health and hospice operations and $8.5 million in connection with the write-down of an equity investment to its net realizable value.

     In connection with the third quarter construction termination charge, the Company decided that it would not replace certain facilities that previously were accounted for as assets intended for disposal. Accordingly, the $56.8 million charge discussed above includes a $10.0 million reversal of a valuation allowance (the amount necessary to reduce the carrying value to fair value less costs of disposal) related to such facilities.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 8--UNUSUAL TRANSACTIONS (CONTINUED)

     During the second quarter of 1998, the Company incurred $25.7 million of professional and administrative expenses related to the Reorganization Transactions, losses related to the planned disposal of the Company's home health and hospice operations, and the write-off of capitalized amounts related to the cancellation of a corporate headquarters construction project. During the first quarter of 1998, the Company incurred $7.7 million of professional and administrative expenses related to the Reorganization Transactions.

     The unusual transactions described above are included in other operating expenses for the respective periods in which they were recorded.

     An extraordinary loss on extinguishment of debt of $77.9 million, net of income taxes, was incurred in the second quarter of 1998 in connection with the Reorganization Transactions. Extraordinary losses related to the refinancing of long-term debt reduced 1997 net income by $346,000 in the third quarter and $4.2 million for the nine month period.

NOTE 9--INCOME TAXES

     As a result of the Reorganization Transactions, the tax basis of the Company's assets and liabilities will change. The Company has engaged third parties to perform independent valuations of such assets and liabilities and expects that deferred tax adjustments, if any, resulting from such valuations will be recorded in the fourth quarter of 1998. Because the changes in the tax basis of assets and liabilities was caused by transactions among shareholders, the tax effects of all changes caused by the Reorganization Transactions will be included in stockholders' equity.

     At the time of the Reorganization Transactions, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis, which resulted from the Reorganization Transactions, of the Company's investment in Atria. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Reorganization Transactions. During the third quarter, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998. Accordingly, the provision for income taxes for the third quarter of 1998 includes a benefit of approximately $38 million to reflect the realization of the deferred tax asset.

     The Company also recorded an additional provision for income taxes during the third quarter of 1998 to increase its effective tax rate from 44% to 52% on a year-to-date basis. The portion of the adjustment related to the first six months of 1998 aggregated $3 million.

NOTE 10--LONG-TERM DEBT

     In connection with the Reorganization Transactions, the Company consummated the $1.0 billion Credit Agreement (the "Credit Agreement") which includes (i) a five year $300 million Revolving Credit Facility (the "Revolving Credit Facility"), (ii) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (iii) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan (the "Bridge Loan") which was repaid in the third quarter of 1998 primarily from the proceeds of the sale of Atria common stock. Interest is payable, depending on certain leverage ratios and the periods of borrowing at rates of LIBOR plus 3/4 to 3% for the Revolving Credit Facility and Term A Loan. Interest is payable at LIBOR plus 2 1/4 to 3 1/2% for the Term B Loan. On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "Notes"). The Notes are not callable by the Company until 2002. On September 10, 1998, the Company exchanged the Notes for publicly registered Notes having identical terms and conditions.

     The Credit Agreement contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. In October 1998, the Company completed an amendment of its financial covenants included in the Credit Agreement, retroactive to September 30, 1998. The Company was in compliance with all such covenants at September 30, 1998.

     The Company entered into interest rate swap agreements in May 1997 on $300 million of floating rate debt. These agreements expire in $100 million increments in May 1999, November 1999 and May 2000, and provide for fixed rates at 6.4% plus 3/4 to 3%. The fair value of the swap agreements are not recognized in the condensed consolidated financial statements.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 11--TRANSACTIONS WITH VENTAS

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

     MASTER LEASE AGREEMENTS

     Ventas retained substantially all of the real property, buildings and other improvements (primarily long-term acute care hospitals and nursing centers) in the Reorganization Transactions and leases them to the Company under four master lease agreements which set forth the material terms governing each of the leased properties (individually, a "Master Lease" and collectively, the "Master Leases").

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

     The Master Leases are structured as triple-net leases. In addition to the base annual rent of approximately $222.1 million, plus 2% per annum if certain lessee revenue parameters are obtained, the Company is required to pay all insurance, taxes, utilities and maintenance related to the leased properties.

     DEVELOPMENT AGREEMENT

     Under the terms of the Development Agreement, the Company, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, Ventas has the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchases the development property, the Company will lease the development property from Ventas. The annual base rent under such a lease will be ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Leases. Since the Reorganization Transactions, the Company has sold one skilled nursing center to Ventas under the Development Agreement for $6.2 million.

     PARTICIPATION AGREEMENT

     Under the terms and conditions of the Participation Agreement, the Company has a right of first offer to become the lessee of any real property acquired or developed by Ventas which is to be operated as a hospital, nursing center or other healthcare facility, provided that the Company and Ventas negotiate a mutually satisfactory lease arrangement.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 11--TRANSACTIONS WITH VENTAS (CONTINUED)

     PARTICIPATION AGREEMENT (CONTINUED)

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

     TAX ALLOCATION AGREEMENT

     The Tax Allocation Agreement provides that Ventas will be liable for taxes of the Ventas consolidated group attributable to periods prior to the Distribution Date with respect to the portion of such taxes attributable to the property held by Ventas after the Distribution Date and the Company will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by the Company after the Distribution Date. The Tax Allocation Agreement further provides that Ventas will be liable for any taxes attributable to the Reorganization Transactions except that the Company will be liable for any such taxes to the extent that the Company derives certain future tax benefits as a result of the payment of such taxes. Ventas and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to Ventas operations and the Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to the Company's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the tax liability of either the Company or Ventas with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund. Since the Reorganization Transactions, the Company has received $6.7 million from Ventas for a tax settlement under the Tax Allocation Agreement. This transaction had no impact on earnings.

NOTE 12--RELATED PARTY TRANSACTIONS

     As part of the Reorganization Transactions, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for its healthcare operations and assets. The Company subsequently loaned officers of the Company approximately 90% of the funds required ($15.9 million) to purchase the Preferred Stock from Ventas. In addition, the Company loaned approximately $1.8 million to certain officers of the Company to finance the income taxes payable by them as a result of the Reorganization Transactions.

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 13--LITIGATION

     The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. Summary descriptions of significant legal and regulatory activities follows:

     On October 21, 1998, the Company was notified by the Health Care Financing Administration ("HCFA") Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license will be terminated as of February 13, 1999. The Facility has appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against HCFA in Federal District Court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents.

     On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals. The Company submitted an acceptable plan of correction at the Tampa nursing center and was informed by AHCA that "immediate jeopardy" no longer existed. The threatened termination of the Tampa nursing center's Medicare provider agreement was reversed.

     The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company is cooperating fully with this investigation.

     The Company received notice in June 1998 that the State of Georgia found regulatory violations with respect to patient discharges, among other things, at one of the Company's nursing centers in Savannah, Georgia. The state recommended a Federal fine of approximately $510,000 for these violations which HCFA has imposed. The Company has appealed this fine.

     The HCFA Administrator of the Medicare and Medicaid programs indicated in April 1998 that the Company's facilities in other states also are being monitored.

     On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of the Tampa nursing center and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company is defending this action vigorously.

     A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 13--LITIGATION (CONTINUED)

Act of 1934, as amended (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. The Company believes that the allegations in the complaint are without merit and is defending this action vigorously.

     A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

     The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil

                                 VENCOR, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 13--LITIGATION (CONTINUED)

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

     On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts (the "USAO") arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company intends to defend vigorously the action.

     The Company's subsidiary, TheraTx, is a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claim that they are entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx has asserted fraud counterclaims against the plaintiffs relating to the original purchase. The case is scheduled for trial to begin in March 1999. The Company is defending the action vigorously.

     The Company has been informed by the U.S. Department of Justice that it is the subject of ongoing investigations into various aspects of its Medicare billing practices. The Company is cooperating fully in the investigations.

     In connection with the Reorganization Transactions, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions.

     The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse impact on the Company's liquidity, financial position or results of operations.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


BACKGROUND INFORMATION

     The Company operates an integrated network of healthcare facilities in 46 states focused primarily on the needs of the elderly. At September 30, 1998, the Company operated 58 long-term acute care hospitals (5,051 licensed beds), 292 nursing centers (38,578 licensed beds) and the Vencare contract services business which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 3,200 contracts to nursing centers and other healthcare providers.

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

     On April 30, 1998, Ventas completed the spin off of its healthcare operations through the Reorganization Transactions. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

     In September 1998, the Company received $177.5 million from the sale of approximately 88.1% of its ownership of Atria resulting from the merger of Atria with Kapson. In connection with the merger, the Company is retaining approximately 11.9% of the outstanding capital stock of the surviving entity and will account for such investment under the cost method. Proceeds from the Atria merger were used to liquidate completely the Bridge Loan. From July 1, 1997 until the sale, the Company accounted for Atria under the equity method. Prior to July 1, 1997, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria had been recorded since the consummation of the initial public offering of Atria in August 1996.

RESULTS OF OPERATIONS

     A summary of revenues follows (in thousands):


                                                     QUARTER              %             NINE MONTHS             %
                                               --------------------               ------------------------
                                                 1998       1997       CHANGE        1998         1997       CHANGE
                                               ---------  ---------    -------    -----------  -----------   -------
Hospitals..................................    $226,846   $233,993       (3.1)    $  712,523   $  554,687      28.5
Nursing centers............................     389,414    445,943      (12.7)     1,237,204    1,282,521      (3.5)
Vencare....................................     138,121    183,187      (24.6)       459,461      484,249      (5.1)
Atria......................................           -          -                         -       31,199
                                               --------   --------                ----------   ----------
                                                754,381    863,123      (12.6)     2,409,188    2,352,656       2.4
Elimination................................     (36,266)   (18,383)                  (89,051)     (48,925)
                                               --------   --------                ----------   ----------
                                               $718,115   $844,740      (15.0)    $2,320,137   $2,303,731       0.7
                                               ========   ========                ==========   ==========

     Despite a 4.1% increase in third quarter 1998 patient days compared to the same quarter a year ago, hospital revenues declined 3.1% primarily as a result of Medicare reimbursement changes associated with the Budget Act. Revenue growth for the nine months ended September 30, 1998 compared to 1997 resulted principally from the Transitional Merger in June 1997. Same facility total patient days rose 3.3% in the third quarter of 1998 and 6.1% for the first nine months compared to the respective periods of 1997.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

     The provisions of the Budget Act reduced hospital profitability in 1998 by approximately $8 million in the third quarter and $16 million for the nine month period. In the third quarter of 1998, hospital profitability also was negatively impacted by changes in the mix of patient days by payer type (Medicare, Medicaid, private and other). Medicaid patient days (for which payment rates are generally less than other payer types) comprised 13.4% of total patient days compared to 11.1% last year, while private and other patient days declined to 18.9% from 19.3%, respectively. See "Healthcare Legislation."

     Nursing center revenues declined 12.7% in the third quarter and 3.5% for the first nine months of 1998. Effective July 1, 1998, all of the Company's nursing centers were converted to the new Medicare prospective payment system ("PPS") provided within the Budget Act. Under PPS, Medicare payments to nursing centers for routine services, ancillary services and capital costs are subject to fixed payments based on patient acuity levels. During the third quarter, Medicare revenues declined to $103.0 million ($291 per patient day) from $146.8 million ($366 per patient day) last year. Same facility total patient days declined 3.7% in the third quarter and 2.7% for the nine month period, and third quarter overall average occupancy declined to 86.6% from 90.1% last year. In addition, deterioration in the mix of patient days by payer type, particularly the decline in Medicare census, adversely impacted third quarter nursing center profitability compared to last year. See "Healthcare Legislation."

     Vencare revenues declined 24.6% in the third quarter and 5.1% for the first nine months of 1998. Approximately one-half of the third quarter decline related to the divestiture of the occupational medicine, home health and hospice businesses, all of which had been unprofitable. The remainder of the decline related to respiratory therapy and pharmacy lines of business. Management believes that the decline in its ancillary service revenues is primarily attributable to reduced Medicare reimbursements to nursing centers under PPS. Salary equivalency reimbursement rates, which became effective in April 1998, also reduced third quarter Vencare revenues. Although the Company initiated significant cost reduction actions during the third quarter, the impact of these regulatory changes reduced Vencare profitability below last year's levels. See "Healthcare Legislation."

     In 1997, the Company initiated the marketing of its Vencare full service ancillary services contracts to provide a full range of services to nursing centers not operated by the Company. The change in the Company's marketing strategy for selling ancillary services was developed in response to PPS established under the Budget Act. The Company believes that by bundling services through one provider, nursing centers can provide quality patient care more efficiently with the added benefit of centralized patient medical records. Under PPS, ancillary services provided by nursing centers are subject to fixed payments. In this new environment, the Company believes that its full service ancillary services contracts will enhance the ability of nursing center operators to manage effectively the costs of providing quality patient care.
The majority of nursing centers in the United States will convert to PPS in the first quarter of 1999. While client nursing center operators transition to PPS, the Company is continuing to offer and retain single service contracts.

     The number of Vencare contracts in effect at September 30, 1998 totaled 3,195, down from 4,160 at the end of the third quarter last year. The contract count at September 30 of this year includes 112 full service ancillary contracts. During 1997, the Company terminated approximately 700 contracts which did not meet certain growth criteria and eliminated approximately 670 contracts by combining previously separate pharmacy, enteral and infusion therapy contracts. These transactions did not impact materially Vencare operating results in 1997.

     The third quarter 1998 income from operations totaled $37.6 million ($0.54 per share), compared to $36.9 million ($0.52 per share) for the same period in 1997. For the nine month period, income from operations was $33.0 million ($0.48 per share) compared to $107.9 million ($1.52 per share) in 1997. On a pro forma basis, excluding the effect of unusual transactions and assuming the Reorganization Transactions had occurred at the beginning of 1997, the Company would have reported net operating income of $13.5 million, or $0.19 per share, for the third quarter of 1997. The operating loss incurred in the third quarter of 1998 (excluding the effect of unusual transactions) was primarily attributable to reductions in hospital, nursing center and Vencare revenues, a substantial portion of which

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

resulted from regulatory changes associated with the Budget Act. In addition, the deterioration in hospital and nursing center patient mix by payer type and overall decline in nursing center occupancy also contributed to the reduction in earnings.

     Operating results in 1998 include certain unusual transactions. In September 1998, the Company sold its investment in Atria for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million or $1.43 per share. During the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement to the Company's nursing center and hospital businesses in connection with the provisions of the Budget Act, management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $56.8 million related to the cancellation of construction projects and $17.4 million for the planned closure of the hospitals. In September 1998, the Company also recorded pretax charges of $9.6 million for uncollectible accounts receivable from previously sold or closed nursing center, home health and hospice operations and $8.5 million in connection with the write-down of an equity investment to its net realizable value. These charges collectively reduced third quarter net income by $56.8 million or $0.83 per share.

     During the second quarter of 1998, the Company incurred $25.7 million ($18.7 million net of tax or $0.28 per share) of professional and administrative expenses related to the Reorganization Transactions, losses related to the planned disposal of the Company's home health and hospice operations, and the write-off of capitalized amounts related to the cancellation of a corporate headquarters construction project. During the first quarter of 1998, the Company incurred $7.7 million or $0.11 per share of professional and administrative expenses related to the Reorganization Transactions.

     The unusual transactions described above are included in other operating expenses for the respective periods in which they were recorded.

     The net loss for the first nine months of 1998 includes an extraordinary loss on the extinguishment of debt of $77.9 million, or $1.15 per share, incurred in connection with the Reorganization Transactions. Extraordinary losses related to the refinancing of other long-term debt reduced 1997 net income by $346,000, or $0.01 per share, in the third quarter and $4.2 million, or $0.06 per share, for the nine month period.

     See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY

     Cash provided by operations totaled $276.9 million for the first nine months of 1998 compared to $158.2 million for the same period of 1997. Days of revenues in accounts receivable improved to 58 at September 30, 1998 compared to 67 at December 31, 1997.

     In connection with the Reorganization Transactions, the Company consummated the Credit Agreement which includes (i) a five year $300 million Revolving Credit Facility, (ii) a $250 million Term A Loan payable in various installments over five years, (iii) a $250 million Term B Loan payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan which was repaid in the third quarter of 1998 primarily from the
proceeds of the sale of Atria common stock.   The Credit Agreement is
collateralized by substantially all of the assets and capital stock of the Company's subsidiaries. On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of the Notes which are not callable by the Company until 2002. On September 10, 1998, the Company exchanged the Notes for publicly registered Notes having identical terms and conditions.

     The Credit Agreement contains customary covenants which require, among other things, maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. In October 1998, the Company completed an amendment of its financial covenants included in the Credit Agreement, retroactive to September 30, 1998. The Company was in compliance with all such covenants at September 30, 1998.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY (CONTINUED)

     As part of the Reorganization Transactions, the Company issued $17.7 million of its Preferred Stock to Ventas as part of the consideration for its healthcare operations and assets. The Company subsequently loaned officers of the Company approximately 90% of the funds required ($15.9 million) to purchase the Preferred Stock from Ventas.

     Management believes that cash flows from operations and amounts available under the Revolving Credit Facility are sufficient to meet the Company's future expected liquidity needs. Working capital totaled $348.1 million at September 30, 1998 compared to $445.1 million at December 31, 1997. At September 30, 1998, available borrowings under the Revolving Credit Facility approximated $279 million.

     The Company has reduced outstanding borrowings by $281.5 million since the Reorganization Transactions, primarily through proceeds of the sale of Atria common stock and improved working capital liquidity. The Company's ratio of debt to debt and equity improved to 46.8% at September 30, 1998 from 53.9% at May 1, 1998. Management intends to further reduce the Company's leverage through, among other things, the continued sale of non-strategic assets and, in 1999, a substantial reduction in capital expenditures.

CAPITAL RESOURCES

     Excluding acquisitions, capital expenditures totaled $191.5 million for the first nine months of 1998 compared to $202.1 million for the same period of 1997. Planned capital expenditures in 1998 (excluding acquisitions) are expected to approximate $275 million to $285 million and include expenditures related to nursing center renovations and improvements, information systems and administrative facilities. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities. At September 30, 1998, the estimated cost to complete and equip construction in progress approximated $46 million.

     In connection with its analysis of the Budget Act, management determined to suspend all acquisition and development activities and terminate the construction of substantially all of its development properties. Accordingly, management believes that future sales of these properties to Ventas in accordance with the Development Agreement will be limited.

     During 1997, the Company expended approximately $359.4 million and $615.6 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These purchases were financed primarily through borrowings under a prior credit facility. See Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of these transactions.

     The Company also expended $16.0 million for the acquisition of new facilities (and related healthcare businesses) and previously leased nursing centers in the first nine months of 1998 compared to $36.6 million for the same period in 1997. The Company does not anticipate acquiring additional healthcare facilities over the next 12 months.

     Capital expenditures were financed primarily through internally generated funds and, in 1997, from the issuance of long-term debt. The Company intends to finance any future capital expenditures with internally generated funds and long-term debt. Sources of capital include available borrowings under the Revolving Credit Facility, public or private debt and equity.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

HEALTHCARE LEGISLATION

     Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act affects reimbursement systems for each of the Company's lines of business.

     The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. The Budget Act also established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. During the first three years, the per diem rates for nursing centers will be based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA on May 5, 1998. The payments received under PPS cover all services for Medicare patients, including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered drugs.

     The Budget Act is impacting adversely the Company's hospital business by reducing the payments previously described. The TEFRA limits have not had a material adverse effect on the Company's results of operations, and the Company does not expect that the TEFRA limits will have a material adverse effect on its results of operations in 1998. The reductions in the TEFRA incentive payments, which became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, are having an adverse impact on hospital revenues and may impact adversely the Company's ability to develop additional long-term care hospitals.

     Over the long term, management believes that PPS may benefit the Company's nursing center operations because (i) management believes that the average acuity levels of its patients will exceed the national average (which should result in increased payments per patient day) and (ii) the Company expects to benefit from its ability to reduce the cost of providing ancillary services to patients in its facilities. As the nursing center industry adapts to the cost containment measures inherent in PPS, management believes that the volume of ancillary services provided per patient day to nursing center patients could decline. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and will no longer contract with outside parties for ancillary services. For these reasons and others, since the enactment of the Budget Act, sales of new contracts have declined and may continue to decline subject to the Company's success in implementing its Vencare comprehensive, full service contracts sales strategy.

     In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits are effective for services provided on or after April 10, 1998 and are impacting negatively Vencare operating

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

HEALTHCARE LEGISLATION (CONTINUED)

results in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to PPS. Under the new system, the reimbursement for these services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable. Most of the Company's client nursing centers are expected to transition to PPS on or before January 1, 1999.

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

     There can be no assurance that the Budget Act, new salary equivalency rates, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

     Medicare revenues as a percentage of total revenues were 34% and 33% for the nine months ended September 30, 1998 and 1997, respectively, while Medicaid percentages of revenues approximated 26% and 27% for the respective periods.

YEAR 2000

     The year 2000 ("Y2K") issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips could potentially recognize the date ending in "00" as the year 1900 rather than 2000, causing many computer applications to fail or to create erroneous results. Certain of the Company's information technology systems ("IT") and non-IT systems such as building infrastructure components (e.g. alarm systems, HVAC, computer equipment and phone systems) and medical devices are affected by the Y2K issue. The Company has developed a comprehensive compliance program to manage the Y2K issue.

     In response to the Y2K issue, the Company established five teams to address Y2K issues in the following specific areas: (i) IT software and hardware; (ii) third party relationships; (iii) facility components; (iv) medical equipment; and (v) telephone systems. Each team is responsible for all phases of the Company's Y2K compliance program for both IT and non-IT systems in its designated area.

     The Company's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting the Company. The inventory and assessment phase consists of a company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, the Company is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, the Company is performing verification and validation testing of IT and non-IT systems that have been remediated and those the Company believes are Y2K compliant. For IT and non-IT systems that are internally developed, the Company verifies compliance status directly with the

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, the Company is requesting written assurances of compliance directly from the vendors. When non-compliant systems are identified, the Company will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of the new financial information and patient accounting systems and any IT or non-IT systems that have been remediated and tested to the Company's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. The Company has employed and will continue to employ external consultants to assist it through each of the phases.

     All phases of the compliance program are on schedule to meet target completion dates. The progress of each phase is being monitored by management and periodically reported to the Audit and Compliance Committee of the Board of Directors. The following chart depicts the Company's target completion dates and the status of each phase as of September 30, 1998:

--------------------------------------------------------------------------------
                                                        APPROXIMATE PERCENTAGE
      PHASE                TARGET COMPLETION DATE            COMPLETED
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Business Assessment             May 1998                        100%
--------------------------------------------------------------------------------
Inventory and Assessment        December 1998                    65%
--------------------------------------------------------------------------------
Remediation and Testing         June 1999                        30%
--------------------------------------------------------------------------------
Implementation and Rollout      November 1999                    20%
--------------------------------------------------------------------------------
Post-implementation             April 2000                        0%
--------------------------------------------------------------------------------

     The implementation and rollout phase will involve the installation of the new financial information and patient accounting systems beginning in the first quarter of 1999. Substantially all of the current systems are being remediated in the event of unanticipated delays in the implementation of the new systems.

     The following chart depicts, by designated area, the percentage of the Company's IT and non-IT systems that have been tested and verified Y2K compliant as of September 30, 1998:

                                              APPROXIMATE PERCENTAGES
                DESIGNATED AREA                TESTED Y2K COMPLIANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          IT Software and Hardware            40%
--------------------------------------------------------------------------------
          Third Party Relationships           Assessment in process
--------------------------------------------------------------------------------
          Facility Components                 Assessment in process
--------------------------------------------------------------------------------
          Medical Equipment                   40%
--------------------------------------------------------------------------------
          Telephone Systems                   75%
--------------------------------------------------------------------------------

     For Y2K issues involving third parties, the Company has separated these issues between significant business partners (e.g. financial intermediaries and insurance companies) and the Company's significant suppliers and vendors (e.g. medical supplies, utilities, food, etc.). The Company anticipates that its assessment of third party compliance will be completed by year end. The Company also is developing guidelines for facilities to determine the Y2K compliance status of local business partners and suppliers.

     At this stage in the Company's compliance program, the Company has identified three critical risks caused by the Y2K issue: (i) unanticipated delays in the implementation and rollout of the new financial information and patient accounting systems; (ii) unanticipated system failures by third party reimbursement sources including government payers and intermediaries; and (iii) unanticipated system failures by third party suppliers and vendors which could affect patient care.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 (CONTINUED)

     The failure by the Company to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and other systems. As previously discussed, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000. This effort was initiated to consolidate the Company's current systems and to respond to the changes created by the Budget Act. The new systems configuration and development efforts are scheduled to be completed during the first quarter of 1999. At that point, the Company will begin installing the new systems in its facilities and plans to complete the installation by November 1999. If the rollout of the new financial information and patient accounting systems experience unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary, external personnel.

     The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company believes that while many commercial insurance carriers will be Y2K compliant, Federal and state agencies are more likely to have system failures caused by Y2K issues. The Company is contacting all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. The Company has not received assurance that systems used by Medicare and Medicaid will be Y2K compliant. The failure of information systems of Federal and state governmental agencies and other third party payers could have a material adverse effect on the Company's liquidity and financial condition.

     The Company also has initiated communications with its critical suppliers and vendors. The Company is evaluating information provided by third party vendors and is conducting independent testing of critical systems and applications. In most cases, the Company is relying on information being provided to it by such third parties. While the Company is attempting to evaluate the information provided, there can be no assurance that in all instances accurate information is being provided.

     The Company is developing contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans will cover all IT and non-IT systems for each of the five designated areas. Substantially all critical financial information and patient accounting systems currently in place are being remediated to be Y2K compliant in the event of an unanticipated delay in the implementation of the Company's new systems. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities.

     The Company's contingency plans also cover failures by suppliers and vendors. The Company's data network employs a variety of techniques such as alternative routing, redundant equipment and dual backup to avoid system failures. Each of the Company's facilities has a facility-specific emergency preparedness manual to handle emergency situations such as a loss of utility services or supplies. Local emergency plans also are being updated as Y2K related risks associated with the facility are identified.

     Management is currently implementing a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000 at a cost of approximately $45 million. A substantial portion of these costs will be capitalized and amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs are currently estimated to be approximately $66 million, of which the Company has expended approximately $10 million through September 30, 1998. A majority of the costs related solely to Y2K compliance will be expensed as incurred. The costs of the new financial information and patient accounting systems and the additional Y2K costs are expected to be funded through operating cash flows and available borrowings under the Revolving Credit Facility. The Company does not expect to incur any material information system costs other than the new financial information and patient accounting systems and Y2K compliance program during the remainder of 1998 and 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

     Management's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. As noted above, the Company has not yet completed its assessment of all Y2K issues and its estimate of the costs it may incur may change as it receives more complete information. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations.

     Although the Company is assessing the readiness of the Medicare and Medicaid programs and other third party payers and preparing contingency plans, there can be no guarantee that the failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company.

OTHER INFORMATION

     Various lawsuits and claims arising in the ordinary course of business are pending against the Company. Resolution of litigation and other loss contingencies is not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

     As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, on December 31, 1997, the Company was required to change the method of computing earnings per common share on a retroactive basis. The change in calculation method did not have a material impact on previously reported earnings per common share.

     Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "will," "may," "might," and words of similar import, and statements regarding business strategy and plans constitute forward-looking statements within the meaning of the Private Securities Litigation Perform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, and in the regions in which the Company operates; existing laws and governmental regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for healthcare reform; changes in Medicare and Medicaid payment levels; liability and other claims asserted against the Company; competition; changes in business strategy or development plans; the ability to attract or retain qualified personnel; the Company's significant indebtedness; the availability and terms of capital to fund the expansion of the Company's business; the impact of Y2K issues; and other factors referenced in the Company's other filings made with the Securities and Exchange Commission. The Company cautions investors that any forward-looking statements made by the Company are not guarantees as future performance. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998 QUARTERS
                                                     -----------------------------------
                                                       FIRST        SECOND       THIRD        NINE MONTHS
                                                     ---------    ---------    ---------      -----------
Revenues..........................................   $ 823,316    $ 778,706    $ 718,115       $2,320,137
                                                     ---------    ---------    ---------       ----------
Salaries, wages and benefits......................     480,364      459,808      415,365        1,355,537
Supplies..........................................      76,052       77,832       69,069          222,953
Rent..............................................      24,135       59,076       75,063          158,274
Other operating expenses..........................     134,922      156,736      108,097          399,755
Depreciation and amortization.....................      35,470       28,571       25,425           89,466
Interest expense..................................      37,195       28,394       22,294           87,883
Investment income.................................      (1,180)      (1,130)        (990)          (3,300)
                                                     ---------    ---------    ---------       ----------
                                                       786,958      809,287      714,323        2,310,568
                                                     ---------    ---------    ---------       ----------
Income (loss) before income taxes.................      36,358      (30,581)       3,792            9,569
Provision for income taxes........................      17,477       (7,129)     (33,790)         (23,442)
                                                     ---------    ---------    ---------       ----------
Income (loss) from operations.....................      18,881      (23,452)      37,582           33,011
Extraordinary loss on extinguishment
   of debt, net of income tax benefit.............           -      (77,937)           -          (77,937)
                                                     ---------    ---------    ---------       ----------
            Net income (loss).....................      18,881     (101,389)      37,582          (44,926)
Preferred stock dividend requirements.............           -         (177)        (266)            (443)
                                                     ---------    ---------    ---------       ----------
            Income (loss) available to
                common stockholders...............    $ 18,881    $(101,566)   $  37,316       $  (45,369)
                                                     =========    =========    =========       ==========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations...............   $    0.28    $   (0.35)   $    0.55       $     0.48
      Extraordinary loss on
         extinguishment of debt...................           -        (1.15)           -            (1.15)
                                                     ---------    ---------    ---------       ----------
            Net income (loss).....................   $    0.28    $   (1.50)   $    0.55       $    (0.67)
                                                     =========    =========    =========       ==========

   Diluted:
      Income (loss) from operations...............   $    0.28    $   (0.35)   $    0.54       $     0.48
      Extraordinary loss on
         extinguishment of debt...................           -        (1.15)           -            (1.15)
                                                     ---------    ---------    ---------       ----------
            Net income (loss).....................   $    0.28    $   (1.50)   $    0.54       $    (0.67)
                                                     =========    =========    =========       ==========

Shares used in computing earnings
   (loss) per common share:
      Basic.......................................      67,448       67,651       68,389           67,833
      Diluted.....................................      67,857       67,651       68,554           68,103

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1997 QUARTERS
                                                   ------------------------------------------
                                                     FIRST     SECOND      THIRD     FOURTH       YEAR
                                                   ---------  ---------  ---------  ---------  -----------
Revenues.........................................  $680,696   $778,295   $844,740   $812,273   $3,116,004
                                                   --------   --------   --------   --------   ----------
Salaries, wages and benefits.....................   396,573    449,806    479,962    461,712    1,788,053
Supplies.........................................    66,033     77,328     81,148     78,631      303,140
Rent.............................................    18,948     21,783     23,954     24,789       89,474
Other operating expenses.........................   109,786    118,935    131,977    129,629      490,327
Depreciation and amortization....................    24,372     29,479     33,385     36,629      123,865
Interest expense.................................    10,660     20,674     34,773     36,629      102,736
Investment income................................    (1,567)    (1,746)    (1,759)      (985)      (6,057)
                                                   --------   --------   --------   --------   ----------
                                                    624,805    716,259    783,440    767,034    2,891,538
                                                   --------   --------   --------   --------   ----------
Income before income taxes.......................    55,891     62,036     61,300     45,239      224,466
Provision for income taxes.......................    21,909     25,026     24,398     18,005       89,338
                                                   --------   --------   --------   --------   ----------
Income from operations...........................    33,982     37,010     36,902     27,234      135,128
Extraordinary loss on extinguishment
   of debt, net of income tax benefit............    (2,259)    (1,590)      (346)         -       (4,195)
                                                   --------   --------   --------   --------   ----------
      Net income.................................  $ 31,723   $ 35,420   $ 36,556   $ 27,234   $  130,933
                                                   ========   ========   ========   ========   ==========

Earnings per common share:
   Basic:
      Income from operations.....................  $   0.49   $   0.53   $   0.53   $   0.40   $     1.96
      Extraordinary loss on
         extinguishment of debt..................     (0.03)     (0.02)         -          -        (0.06)
                                                   --------   --------   --------   --------   ----------

           Net income............................  $   0.46   $   0.51   $   0.53   $   0.40   $     1.90
                                                   ========   ========   ========   ========   ==========

   Diluted:
      Income from operations.....................  $   0.48   $   0.52   $   0.52   $   0.40   $     1.92
      Extraordinary loss on
         extinguishment of debt..................     (0.03)     (0.02)     (0.01)         -        (0.06)
                                                   --------   --------   --------   --------   ----------

            Net income...........................  $   0.45   $   0.50   $   0.51   $   0.40   $     1.86
                                                   ========   ========   ========   ========   ==========

Shares used in computing earnings
   per common share:
      Basic......................................    68,929     69,194     69,519     68,048       68,938
      Diluted....................................    70,207     71,016     71,266     68,613       70,359

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                                                     1998 QUARTERS
                                                        ----------------------------------------
                                                           FIRST          SECOND        THIRD     NINE MONTHS
                                                        -----------    ------------  -----------  ------------
REVENUES (IN THOUSANDS):
Hospitals.............................................  $  246,365      $  239,312   $  226,846    $  712,523
Nursing centers.......................................     434,190         413,600      389,414     1,237,204
Vencare...............................................     169,773         151,567      138,121       459,461
                                                        ----------      ----------   ----------    ----------
                                                           850,328         804,479      754,381     2,409,188
Elimination...........................................     (27,012)        (25,773)     (36,266)      (89,051)
                                                        ----------      ----------   ----------    ----------
                                                        $  823,316      $  778,706   $  718,115    $2,320,137
                                                        ==========      ==========   ==========    ==========
HOSPITAL DATA:
End of period data:
   Number of hospitals................................          62              61           58
   Number of licensed beds............................       5,313           5,301        5,051
Revenue mix %:
   Medicare...........................................          60              59           62            60
   Medicaid...........................................           8              10           10             9
   Private and other..................................          32              31           28            31

Patient days:
   Medicare...........................................     173,967         162,991      154,483       491,441
   Medicaid...........................................      28,535          31,422       30,618        90,575
   Private and other..................................      45,747          43,974       43,100       132,821
                                                        ----------      ----------   ----------    ----------
                                                           248,249         238,387      228,201       714,837
                                                        ==========      ==========   ==========    ==========
NURSING CENTER DATA:
End of period data:
   Number of nursing centers..........................         305             296          292
   Number of licensed beds............................      39,960          39,094       38,578
Revenue mix %:
   Medicare...........................................          34              31           26            30
   Medicaid...........................................          41              43           47            44
   Private and other..................................          25              26           27            26
Patient days:
   Medicare...........................................     408,002         374,244      354,285     1,136,531
   Medicaid...........................................   1,949,544       1,939,521    1,935,464     5,824,529
   Private and other..................................     692,932         677,607      666,407     2,036,946
                                                        ----------      ----------   ----------    ----------
                                                         3,050,478       2,991,372    2,956,156     8,998,006
                                                        ==========      ==========   ==========    ==========
ANCILLARY SERVICES DATA:
End of period data:
   Number of Vencare single service contracts.........       3,639           3,513        3,083
   Number of Vencare full service contracts...........          99             106          112
                                                        ----------      ----------   ----------
                                                             3,738           3,619        3,195
                                                        ==========      ==========   ==========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)

                                                               1997 QUARTERS
                                            --------------------------------------------------
                                               FIRST       SECOND        THIRD       FOURTH         YEAR
                                            -----------  -----------  -----------  -----------  ------------
REVENUES (IN THOUSANDS):
Hospitals.................................  $  154,900   $  165,794   $  233,993   $  231,142   $   785,829
Nursing centers...........................     404,253      432,325      445,943      439,895     1,722,416
Vencare...................................     119,046      182,016      183,187      158,222       642,471
Atria.....................................      14,217       16,982            -            -        31,199
                                            ----------   ----------   ----------   ----------   -----------
                                               692,416      797,117      863,123      829,259     3,181,915
Elimination...............................     (11,720)     (18,822)     (18,383)     (16,986)      (65,911)
                                            ----------   ----------   ----------   ----------   -----------
                                            $  680,696   $  778,295   $  844,740   $  812,273   $ 3,116,004
                                            ==========   ==========   ==========   ==========   ===========
HOSPITAL DATA:
End of period data:
   Number of hospitals....................          38           58           60           60
   Number of licensed beds................       3,325        5,107        5,302        5,273
Revenue mix %:
   Medicare...............................          64           61           65           62            63
   Medicaid...............................          10            9            8            7             8
   Private and other......................          26           30           27           31            29
Patient days:
   Medicare...............................     106,646      107,799      152,640      153,059       520,144
   Medicaid...............................      21,705       23,170       24,339       27,276        96,490
   Private and other......................      31,502       32,358       42,265       45,051       151,176
                                            ----------   ----------   ----------   ----------   -----------
                                               159,853      163,327      219,244      225,386       767,810
                                            ==========   ==========   ==========   ==========   ===========
NURSING CENTER DATA:
End of period data:
   Number of nursing centers..............         314          311          310          309
   Number of licensed beds................      40,942       40,869       40,608       40,383
Revenue mix %:
   Medicare...............................          32           32           33           31            32
   Medicaid...............................          43           42           42           44            43
   Private and other......................          25           26           25           25            25
Patient days:
   Medicare...............................     406,642      417,336      400,798      385,694     1,610,470
   Medicaid...............................   1,962,287    2,039,999    2,078,236    2,071,981     8,152,503
   Private and other......................     663,575      734,593      729,289      731,808     2,859,265
                                            ----------   ----------   ----------   ----------   -----------
                                             3,032,504    3,191,928    3,208,323    3,189,483    12,622,238
                                            ==========   ==========   ==========   ==========   ===========
ANCILLARY SERVICES DATA:
End of period data:
   Number of Vencare single
      service contracts...................       4,946        4,524        4,160        3,846
   Number of Vencare full
      service contracts...................           -            -            -           31
                                            ----------   ----------   ----------   ----------
                                                 4,946        4,524        4,160        3,877
                                            ==========   ==========   ==========   ==========

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 21, 1998, the Company was notified by the HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for Mt. Carmel Health & Rehabilitation Center (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license will be terminated as of February 13, 1999. The Facility has appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against HCFA in Federal District Court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents.

     As previously reported, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order on April 7, 1998 against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, AHCA imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals. The Company submitted an acceptable plan of correction at the Tampa nursing center and was informed by AHCA that "immediate jeopardy" no longer existed. The threatened termination of the Tampa nursing center's Medicare provider agreement was reversed.

     As previously reported, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the USAO arising from activities of Transitional's formerly owned dialysis business on June 6, 1997. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. The Company has been added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company intends to defend vigorously the action.

     The Company's subsidiary, TheraTx, is a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claim that they are entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx has asserted fraud counterclaims against the plaintiffs relating to the original purchase. The case is scheduled for trial to begin in March 1999. The Company is defending the action vigorously.

     The Company has been informed by the U.S. Department of Justice that it is the subject of ongoing investigations into various aspects of its Medicare billing practices. The Company is cooperating fully in the investigations.

     As is typical in the healthcare industry, the Company is subject to claims and legal actions by patients and others in the ordinary course of its business. In addition, the Company is subject regularly to various regulatory inquiries, investigations and audits by Federal and state agencies that oversee various healthcare regulations and laws.

     The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse impact on the Company's liquidity, financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS:

         10.1 TheraTx Retirement Savings Plan Amended and Restated effective as of January 1, 1998.

         10.2 THC Retirement Savings Plan Amended and Restated effective as of January 1, 1998.

         10.3 Amendment No. 2 to Vencor, Inc. 401(k) Master Trust Agreement by and between the Company and Wachovia Bank of North Carolina, N.A.

         10.4 Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and W. Bruce Lunsford.

         10.5 Form of Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and certain executive officers of Vencor Operating, Inc.

         10.6 Form of Non-Transferable Full Recourse Secured Promissory Note dated as of September 28, 1998 made by certain executive officers in favor of Vencor Operating, Inc.

         27.1 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

         27.2 Restated Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (b)   REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K on September 8, 1998 reporting the appointment of Richard A. Schweinhart as Senior Vice President and Chief Financial Officer. The Form 8-K also reported the resignation of W. Earl Reed, III as Chief Financial Officer. The Company filed a Current Report on Form 8-K on September 16, 1998 announcing the receipt of $177.5 million from the sale of approximately 88% of its ownership in Atria resulting from the merger of Atria with Kapson Senior Quarters Corp. The Company also filed a Current Report on Form 8-K on September 28, 1998 announcing the appointment of Edward L. Kuntz as President and Chief Operating Officer and the resignation of Michael R. Barr as Chief Operating Officer.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VENCOR, INC.




Date:  November 16, 1998                   /s/     W. BRUCE LUNSFORD
------------------------               -----------------------------------------
                                                   W. Bruce Lunsford
                                               Chairman of the Board and
                                                Chief Executive Officer



Date:  November 16, 1998                   /s/    RICHARD A. SCHWEINHART
------------------------               -----------------------------------------
                                                  Richard A. Schweinhart
                                              Senior Vice President and Chief
                                               Financial Officer (Principal
                                                    Financial Officer)