Form 10-K405
period 1998-12-31
VENCOR INC
filed 1999-04-15
CIK 1060009

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-14057

                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              61-1323993
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

           One Vencor Place
        680 South Fourth Street
         Louisville, Kentucky                        40202-2412
    (Address of principal executive                  (Zip Code)
               offices)

                                (502) 596-7300
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
             Title of Each Class                            on which Registered
             -------------------                           ---------------------
    Common Stock, par value $.25 per share                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of February 26, 1999, there were 70,338,530 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on February 26, 1999, was approximately $134,355,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
  Item 1.  Business.....................................................     3
  Item 2.  Properties...................................................    36
  Item 3.  Legal Proceedings............................................    36
  Item 4.  Submission of Matters to a Vote of Security Holders..........    40

 PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    43
  Item 6.  Selected Financial Data......................................    44
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    45
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...    61
  Item 8.  Financial Statements and Supplementary Data..................    62
  Item 9.  Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    62

 PART III
  Item 10. Directors and Executive Officers of the Registrant...........    62
  Item 11. Executive Compensation.......................................    62
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management..................................................    62
  Item 13. Certain Relationships and Related Transactions...............    62

 PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    62

                                    PART I

Item 1. Business

General

  Vencor, Inc. ("Vencor" or the "Company") is one of the largest providers of long-term healthcare services in the United States. At December 31, 1998, the Company's operations included 57 long-term acute care hospitals containing 4,979 licensed beds, 291 nursing centers containing 38,362 licensed beds, and the Vencare ancillary services business which provides respiratory and rehabilitation therapies and medical and pharmacy management services under approximately 2,800 contracts to nursing centers and other healthcare providers. The Company currently operates in 46 states. Healthcare services provided through this network include long-term hospital care, nursing care, contract respiratory therapy services, post-operative care, in-patient and out-patient rehabilitation therapy, specialized care for Alzheimer's disease and pharmacy services.

  In January 1998, the Board of Directors of Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the hospital, nursing center and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company (the "Reorganization Transactions"). In anticipation of the Reorganization Transactions, the Company was incorporated on March 27, 1998 as a Delaware corporation to be the new operating company. On April 30, 1998, Ventas completed the spin-off of its healthcare operations from its real estate holdings through the distribution of the common stock of the Company (the "Distribution") to stockholders of record of Ventas as of April 27, 1998. The Distribution was completed on May 1, 1998 (the "Distribution Date"). In connection with the Reorganization Transactions, the Company continues to manage and operate the real property which it leases from Ventas pursuant to four master lease agreements. See "--Master Lease Agreements," and "--Recent Developments."

  For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted by Ventas prior to the Reorganization Transactions.

  On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged with and into the Company (the "Hillhaven Merger"). On March 21, 1997, the Company acquired TheraTx, Incorporated ("TheraTx"), a provider of subacute rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers (the "TheraTx Merger"). On June 24, 1997, the Company acquired a controlling interest in Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals located in 13 states. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger").

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. See "Cautionary Statements."

Recent Developments

  The recent developments described below have led to uncertainties as to the Company's ability to continue operations as a going concern.

  On January 26, 1999, the Company announced that it expected earnings for the fourth quarter, exclusive of unusual transactions, to be substantially lower than the third quarter of 1998 and that the operating results for the fourth quarter in each of the Company's three operating divisions were expected to be below management's expectations. The Company also announced that it expected that reported 1998 results would be impacted adversely by certain recurring year-end adjustments, the most significant of which related to an increase in the provision for bad debts for its nursing center and ancillary services businesses. Adjustments to other accruals, as well as balance sheet adjustments related to the Hillhaven Merger, the TheraTx Merger and the Transitional Merger also were expected to impact negatively fourth quarter results. The Company further stated that certain additional adjustments would be recorded in connection with asset valuations in the fourth quarter, including a write-down of its investment in a nursing center in Wisconsin and the previously announced write-down of its investment in Behavioral Healthcare Corporation ("BHC"). The Company also indicated that it may record a fourth quarter charge based on the expected recoverability of recorded amounts of goodwill and deferred tax assets at year end. Such adjustments, as well as the Company's operating results, are discussed in the Company's financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

  The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the Company's $1.0 billion bank credit facility (the "Credit Agreement"). Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. Following discussions with the Company's lead banks, the Company sought a temporary waiver of these covenant violations. On February 3, 1999, the Company announced that it had obtained the necessary approval from its bank lending group (the "Senior Lenders") to secure a covenant waiver related to the Credit Agreement through March 31, 1999. The waiver included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement (the "Revolving Credit Facility"). Aggregate borrowings under the Revolving Credit Facility initially were limited to $37.5 million and subsequently increased to $55 million during March.

  During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. At the close of business on April 14, 1999, there were $10.7 million of outstanding borrowings under the Revolving Credit Facility.

  The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements (as defined), the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. As discussed below, the Company and Ventas have entered into a structured payment plan for the payment of rent due under the Master Lease Agreements for April. In addition, the Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program has made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. In addition, HCFA has indicated that all reimbursement payments to the Company will be suspended if the overpayment is not received by April 23. The Company is in discussions with HCFA regarding extending the repayment terms. The amount demanded by HCFA is included in amounts due to third party payors in the Company's consolidated balance sheet at December 31, 1998. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's hospitals and nursing centers. The Company's failure to comply with those covenants would result in the termination of the waiver.

  The Company is continuing discussions with its Senior Lenders regarding an amendment or restructuring of the Credit Agreement. There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver after May 28, 1999 or will not seek to declare an event of default or credit freeze prior to such date. In the event the Company is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the Company's $300 million 9 7/8% Guaranteed Senior

Subordinated Notes due 2005 (the "1998 Notes") contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Company's Master Lease Agreements with Ventas do not contain similar cross-default provisions.

  If the Senior Lenders or other creditors elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial restructure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code").

  As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement and the principal amount of the 1998 Notes are presented as current liabilities on the Company's consolidated balance sheet at December 31, 1998 and the Company has a deficit in working capital which is more fully described below. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties. See "Cautionary Statements--Risks Associated with Defaults under the Credit Agreement" and "Cautionary Statements--Consequences of Failing to Amend or Restructure the Credit Agreement and Other Obligations."

  The Company had a working capital deficit of $683 million at December 31, 1998 as compared to a working capital surplus of $431 million at December 31, 1997. The deficit includes $461 million of outstanding borrowings under the Credit Agreement and $300 million of the 1998 Notes that have been classified as current liabilities.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Reorganization Transactions (the "Reorganization Agreement"). The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered into a Standstill Agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into a Second Standstill Agreement ( the "Second Standstill") which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. In addition, the Company and Ventas amended the Master Lease Agreements to delete the right of Ventas to require the Company to purchase leased properties from Ventas upon certain events of default under the Master Lease Agreements. In connection with these agreements, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's continued failure to pay rent due in April or thereafter, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements providing Ventas with various remedies. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under the Bankruptcy Code. See "--Master Lease Agreements--Events of Default" and "Cautionary Statements--Potential Consequences of Failing to Pay Rent Under Master Lease Agreements."

  The Company is continuing to negotiate with the Senior Lenders, Ventas and other creditors in an effort to develop a sustainable capital structure for the Company. The Company also has retained an investment banking firm and legal counsel to review strategic alternatives available to the Company. Despite the Company's efforts, there can be no assurance that these discussions will produce a sustainable capital structure. See "Cautionary Statements."

Operational Strategy

  The Company believes that the demand for long-term care is increasing. Improved medical care and advances in medical technology continue to increase the survival rates for victims of disease and trauma. Many of these patients never fully recover and require long-term care. The incidence of chronic medical complications increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes that there will be an increase in the demand for long-term care at all levels of the continuum of care.

  At the same time, the healthcare system of the United States is experiencing a period of significant change. Factors affecting the healthcare system include the implementation of a Medicare prospective payment system ("PPS") for nursing centers and other cost containment measures, the expansion of managed care, improved medical technology, an increased focus on measurable clinical outcomes, a growing public awareness of healthcare spending by governmental agencies at Federal and state levels, and heightened regulatory scrutiny by Federal and state regulators. Payors increasingly are requiring providers to move patients from high-acuity care environments to lower-acuity care settings as quickly as is medically appropriate.

  In November 1998, the Company organized its operations into three operational divisions coinciding with its primary lines of business: hospital division, nursing center division and ancillary services division. Within each division, the Company has established a divisional president and chief financial officer to manage the operations of the division. The Company believes that this structure will better focus each division on the strategies and operational functions necessary to provide quality care and services to its patients, residents and customers.

  The Company also believes that the independent focus of each division on the unique aspects and quality concerns of their respective businesses will enhance the Company's ability to attract patients and improve its operations. In addition, this focus will enhance the ability of each division to achieve the cost containment objectives required by government and private payors without impairing the standard of care provided to the Company's patients, residents and customers. The divisional structure also will more closely align management accountability and incentives with the financial performance and quality objectives of the respective lines of business.

  Within these divisions, the Company will continue to focus on the long-term care continuum. As a result of its strategic focus on long-term care, the Company believes it benefits from economies of scale and is positioned as a leader in various local and regional markets. The Company has positioned itself to provide a full compliment of services, thereby providing payors with the cost savings and consistent quality associated with contracting with one provider.

                               HOSPITAL DIVISION

  The Company's hospitals primarily provide long-term acute care to medically complex, chronically ill patients. The Company's hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parental nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 60% of the Company's chronic patients are ventilator-dependent for some period of time during their hospitalization. The Company's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the Company's hospital patients generally are not clinically appropriate for admission to a nursing center or rehabilitation hospital. The medical condition of most of the Company's hospital patients is periodically or chronically unstable. By combining general acute care services with the ability to care for chronic patients, the Company believes that its long-term care hospitals provide its patients with high quality, cost-effective care. During 1998, the average length of stay for chronic patients in the long-term care hospitals operated by the Company was approximately 41 days. Although the Company's patients range in age from pediatric to geriatric, typically more than 70% of the Company's chronic patients are over 65 years of age. The Company's hospital operations are subject to regulation by a number of government and private agencies. See "--Governmental Regulation--Hospitals."

Services Provided by Hospitals

  Chronic. The Company has devised a comprehensive program of care for its chronic patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate chronic patients upon admission to determine treatment programs. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to nursing centers, rehabilitation hospitals or home care settings.

  General Acute Care. The Company operates two general acute care hospitals. Certain of the Company's long-term care hospitals also provide general acute care and outpatient services in support of their long-term care services. General acute care and outpatient services may include inpatient services, diagnostic services, emergency services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy. The Company may expand its general acute care and outpatient services.

Hospital Strategy

  The hospital division differentiates its hospitals as a result of its ability to care for chronic care patients in a high quality, cost-effective setting. The hospital division is committed to maintaining its quality of care by dedicating appropriate resources to each of its hospitals. In addition, the hospital division is focusing its efforts on containing and reducing costs to operate competitively under the reduced Medicare reimbursement established by the Balanced Budget Act of 1997 (the "Budget Act") while maintaining quality care. The hospital division intends to market aggressively its quality of care standards and broaden its expertise beyond respiratory care to increase patient census and establish a greater census band of admissions.

  The Company believes that the hospital division's emphasis on long-term hospital care allows it to provide high quality care to chronic patients on a cost-effective basis. The Company also believes that the following factors may contribute to growth in demand for long-term hospital care.

  Increased Patient Population. Improved medical care and advancements in medical technology have increased the survival rates for infants born with severe medical problems, as well as victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term hospital care. The incidence of chronic respiratory problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term hospital care.

  Medically Displaced Patients. The Company's hospital patients require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their extended recovery period, the Company's hospital patients generally would not receive specialized multi-disciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital, and yet are not appropriate for admission to a nursing center or rehabilitation hospital.

  Economically Displaced Patients. Historically, reimbursement policies and practices designed to control healthcare costs have made it difficult to place medically complex, chronically ill patients in an appropriate healthcare setting. Under the Medicare program, general acute care hospitals are reimbursed under a prospective payment system or a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of a patient's stay. As a result, these hospitals generally receive less than full cost for providing care to patients with extended lengths of stay. Furthermore, the prospective payment system does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The Company's long-term care hospitals, however, are excluded from the prospective payment system and generally receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies and health maintenance organizations ("HMOs"), some of which pay based on established hospital charges, typically seek the most economical source of care available.

Selected Hospital Operating Data

  The following table sets forth certain operating data for the Company's hospital division (dollars in thousands):

                                                     Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   -------- ---------- --------
Revenues.......................................... $919,847 $  785,829 $551,268
Operating income.................................. $259,874 $  246,653 $155,015
Assets (including ancillary services division).... $852,567 $1,572,722 $632,780
Hospitals in operation at end of period...........       57         60       38
Number of licensed beds at end of period..........    4,979      5,273    3,325
Patient days......................................  947,488    767,810  586,144
Average daily census..............................    2,596      2,104    1,601
Occupancy %.......................................     54.0       52.9     53.7

  As used in the above table, the term "operating income" is defined as earnings before interest, income taxes, depreciation, amortization, rent, corporate overhead and unusual transactions. The term "licensed beds" refers to the maximum number of beds permitted in the hospital under its license regardless of whether the beds are actually available for patient care. "Patient days" refers to the total number of days of patient care provided by the Company's hospitals for the periods indicated. "Average daily census" is computed by dividing each hospital's patient days by the number of calendar days the respective hospital is in operation. "Occupancy %" is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

Sources of Hospital Revenues

  The Company receives payment for hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as commercial insurance companies, HMOs, preferred provider organizations ("PPOs") and contracted providers. Patients covered by non-government payors generally will be more profitable to the Company than those covered by Medicare and Medicaid programs. The following table sets forth the approximate percentages of the hospital patient days and revenues derived from the payor sources indicated:

                         Medicare         Medicaid     Private and Other
                     ---------------- ---------------- ---------------------
                     Patient          Patient          Patient
Year                  Days   Revenues  Days   Revenues   Days      Revenues
----                 ------- -------- ------- -------- --------    ---------
1998................    68%     59%      13%     10%      19%          31%
1997................    68      63       12       8       20           29
1996................    64      59       17      12       19           29

  For the year ended December 31, 1998, hospital revenues totaled approximately $919.8 million, or 29.4% of the Company's total revenues (before eliminations). Changes caused by the Budget Act have reduced Medicare payments made to the Company's hospitals related to incentive payments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a prospective payment system hospital. See "--Governmental Regulation--Healthcare Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hospital Facilities

  The following table lists by state the number of hospitals and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 1998:

                                                Number of Facilities
                                     -------------------------------------------
                            Licensed  Owned by   Leased from  Leased from
State                         Beds   the Company Ventas (2)  Other Parties Total
-----                       -------- ----------- ----------- ------------- -----
Arizona....................    109         -           2            -         2
California.................    543         2           6            -         8
Colorado...................     68         -           1            -         1
Florida(1).................    564         -           6            1         7
Georgia(1).................     72         -           -            1         1
Illinois(1)................    616         -           4            1         5
Indiana....................    159         -           2            1         3
Kentucky(1)................    374         -           1            -         1
Louisiana..................    168         -           1            -         1
Massachusetts(1)...........     86         -           2            -         2
Michigan(1)................    400         -           2            -         2
Minnesota..................    111         -           1            -         1
Missouri(1)................    227         -           2            -         2
Nevada.....................     52         -           1            -         1
New Mexico.................     61         -           1            -         1
North Carolina(1)..........    124         -           1            -         1
Oklahoma...................     59         -           1            -         1
Pennsylvania...............    115         -           2            -         2
Tennessee(1)...............     49         -           1            -         1
Texas......................    642         1           6            3        10
Virginia(1)................    206         -           1            -         1
Washington(1)..............     80         1           -            -         1
Wisconsin..................     94         -           1            1         2
                             -----       ---         ---          ---       ---
  Totals...................  4,979         4          45            8        57
                             =====       ===         ===          ===       ===

--------
(1) These states have Certificate of Need ("CON") regulations. See "-- Governmental Regulation--Hospitals."
(2)  See "--Master Lease Agreements."

Hospital Patient Admissions

  Substantially all of the acute and medically complex patients admitted to the Company's hospitals are transfers from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, nursing centers and home care settings. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, HMOs and insurance companies.

  The Company employs case managers who educate healthcare professionals from other hospitals as to the unique nature of the services provided by the Company's long-term care hospitals. The case managers develop an annual admission plan for each hospital with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. The admission plans involve ongoing education of local physicians, utilization review and case management personnel, acute care hospitals, HMOs and PPOs. The Company maintains a pre-admission assessment system at its regional referral centers to evaluate certain clinical and other information in determining the appropriateness of each patient referred to its hospitals.

Professional Staff

  Each of the Company's hospitals is staffed with a multi-disciplinary team of healthcare professionals. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the Company's hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists, registered dietitians and social workers.

  The physicians at the Company's hospitals generally are not employees of the Company and may be members of the medical staff of other hospitals. Each of the Company's hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Typically, each patient is visited at least once a day by a physician. A broad range of physician services is available including, but not limited to, pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. Generally, the Company does not enter into exclusive contracts with physicians to provide services to its hospital patients.

  The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified personnel. Accordingly, the hospital division seeks the highest quality of professional staff within each market.

Hospital Management and Operations

  The hospital division is headed by a divisional president and a chief financial officer. The operations of the division are divided into five geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. A hospital administrator supervises and is responsible for the day-to-day operations at each of the Company's hospitals. Each hospital also employs a controller who monitors the financial matters of each hospital, including the measurement of actual operating results compared to budgets established by the Company. In addition, each hospital employs an assistant administrator to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. The Company's corporate headquarters also provides services in the areas of information systems design and development, training, human resource management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies that are established at the corporate level for use at each hospital. The Company has standardized operating procedures and monitors its hospitals to assure consistency of operations.

Quality Assessment and Improvement

  The Company maintains a strategic outcome program which includes a centralized pre-admission evaluation program and concurrent review of all of its patient population against utilization and quality screenings, as well as quality of life outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are appropriately admitted to the Company's hospitals and that quality healthcare is provided in a cost-effective manner.

  The Company has implemented a program whereby its hospitals will be reviewed annually by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital's operations and (iii) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Competition

  As of December 31, 1998, the hospitals operated by the Company were located in 45 geographic markets in 23 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, the Company believes that as of December 31, 1998 there were approximately 280 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the Company's hospitals. Many of these general acute care hospitals and long-term hospitals are larger and more established than the Company's hospitals. Certain hospitals that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. Cost containment efforts by Federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services generally have resulted in lower hospital industry occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals are developing step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general medical/surgical floor. This trend is expected to continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the Company may experience increased competition from existing hospitals and converted facilities.

  Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the long-term intensive care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the long-term intensive care market with licensed hospitals that compete with the Company's hospitals.

  Some nursing centers, while not licensed as hospitals, have developed units which provide a greater intensity of care than typically provided by a nursing center. The condition of patients in these nursing centers is less acute than the condition of patients in the Company's hospitals.

  The competitive position of any hospital, including the Company's hospitals, also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

                            NURSING CENTER DIVISION

  At December 31, 1998, the Company provided long-term care and subacute medical and rehabilitation services in 291 nursing centers containing 38,362 licensed beds located in 31 states. At December 31, 1998, the Company owned five nursing centers, leased 273 nursing centers from third parties and managed 13 nursing centers. During 1998, the Company sold 15 nursing centers, closed two nursing centers and cancelled two management agreements. One nursing center was opened during 1998.

  The Company's nursing centers provide rehabilitation services, including physical, occupational and speech therapies. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide higher revenues than other nursing center patients because they require a higher level of ancillary services. In addition, management believes that the Company is a leading provider of care for patients with Alzheimer's disease. The Company offers specialized programs at more than 80 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

Nursing Center Strategy

  The factors which affect consumers' selection of a nursing center vary by community and include a nursing center's competitive position and its relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. The strategy of the nursing center division is to improve its patient census by providing quality services and offering specialty care programs. The nursing center division is focused on qualitative and quantitative performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. The nursing center division continues to refine and examine its method of delivering services to create the optimal strategy of providing quality care within the constraints of PPS.

  Nursing center marketing efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The marketing efforts of the nursing center division will focus on the quality of care provided at its facilities with the goal of increasing patient census levels. In addition, the Company believes there will be an increase in the need for nursing center services as the average age of the United States population increases.

Selected Nursing Center Operating Data

  The following table sets forth certain operating data for the Company's nursing center division (dollars in thousands):

                                                   Year Ended December 31,
                                               --------------------------------
                                                  1998       1997       1996
                                               ---------- ---------- ----------
Revenues.....................................  $1,621,662 $1,722,416 $1,615,141
Operating income.............................  $  245,569 $  273,280 $  260,885
Assets.......................................  $  537,388 $1,236,202 $  931,253
Number of nursing centers in operation at end
 of period...................................         291        309        313
Number of licensed beds at end of period.....      38,362     40,383     39,619
Patient days.................................  11,939,266 12,622,238 12,566,763
Average daily census.........................      32,710     34,581     34,335
Occupancy %..................................        87.3       90.5       91.9

Sources of Nursing Center Revenues

  Nursing center revenues are derived principally from Medicare and Medicaid programs and from private payment patients. Consistent with the nursing center industry, changes in the mix of the Company's patient population among these three categories significantly affect the profitability of the Company's operations. Although Medicare and high acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private payment patients generally constitute the most profitable category and Medicaid patients generally constitute the least profitable category.

  The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

                         Medicare         Medicaid     Private and Other
                     ---------------- ---------------- ---------------------
                     Patient          Patient          Patient
Year                  Days   Revenues  Days   Revenues   Days      Revenues
----                 ------- -------- ------- -------- --------    ---------
1998................    13%     29%      65%     45%      22%         26%
1997................    13      32       65      43       22          25
1996................    12      30       65      44       23          26

  For the year ended December 31, 1998, nursing center revenues totaled approximately $1.6 billion, or 51.9% of the Company's total revenues (before eliminations).

  Both governmental and private third-party payors employ cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services.

  Medicare. The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing centers.

  Prior to the implementation of PPS, nursing center reimbursement was based upon reasonable direct and indirect costs of services provided to patients. The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers were subject to PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals. The Medicare revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement received before the enactment of the Budget Act. See "--Governmental Regulation--Nursing Centers," "--Governmental Regulation--Healthcare Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Medicaid. Medicaid is a state-administered program financed by state funds and matching Federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad Federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ from state to state in many respects.

  Prior to the Budget Act, Federal law, generally referred to as the "Boren Amendment," required Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the Federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid payments. By repealing the Boren Amendment, the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels for such services. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the Company. Management believes that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain residents participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended ("OBRA"), mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers. The Company provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

  Private Payment. The Company's nursing centers seek to maximize the number of private payment patients admitted to its nursing centers, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

  There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

Nursing Center Facilities

  The following table lists by state the number of nursing centers and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 1998:

                                                 Number of Facilities
                                  ---------------------------------------------------
                         Licensed  Owned by   Leased from  Leased from
 State                     Beds   the Company Ventas (2)  Other Parties Managed Total
 -----                   -------- ----------- ----------- ------------- ------- -----
Alabama(1)..............     592        -           3            1          -      4
Arizona.................     823        -           6            -          -      6
California..............   2,305        1          11            5          2     19
Colorado................     695        -           4            1          -      5
Connecticut(1)..........     983        -           8            -          -      8
Florida(1)..............   2,713        1          15            2          2     20
Georgia(1)..............   1,223        -           5            4          -      9
Idaho...................     903        1           8            -          -      9
Indiana.................   4,146        -          14           12          -     26
Kentucky(1).............   2,080        1          12            4          -     17
Louisiana(1)............     485        -           -            1          2      3
Maine(1)................     787        -          10            -          -     10
Massachusetts(1)........   4,039        -          31            3          2     36
Mississippi(1)..........     125        -           -            1          -      1
Montana(1)..............     446        -           2            1          -      3
Nebraska(1).............     163        -           1            -          -      1
Nevada(1)...............     180        -           2            -          -      2
New Hampshire(1)........     622        -           3            -          1      4
North Carolina(1).......   2,764        -          19            4          -     23
Ohio(1).................   2,155        -          11            4          1     16
Oregon(1)...............     358        -           2            1          -      3
Pennsylvania............     200        -           1            1          -      2
Rhode Island(1).........     201        -           2            -          -      2
Tennessee(1)............   2,551        -           4           11          -     15
Texas...................     623        -           1            1          1      3
Utah....................     848        -           5            1          1      7
Vermont(1)..............     310        -           1            -          1      2
Virginia(1).............     632        -           4            -          -      4
Washington(1)...........   1,433        1           9            3          -     13
Wisconsin(1)............   2,526        -          12            2          -     14
Wyoming.................     451        -           4            -          -      4
                          ------      ---         ---          ---        ---    ---
  Totals................  38,362        5         210           63         13    291
                          ======      ===         ===          ===        ===    ===

--------
(1) These states have CON regulations. See "--Governmental Regulation-- Nursing Centers."
(2)  See "--Master Lease Agreements."

Nursing Center Management and Operations

  The nursing center division is managed by a divisional president and a chief financial officer. The operations of the division are divided into five geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. Each nursing center is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, licensed dietitian, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise nursing staff which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

  The nursing centers are supported by district and/or regional staff in the areas of nursing, dietary and rehabilitation services, maintenance, sales and financial services. In addition, corporate staff provide other services in the areas of sales assistance, information systems, human resource management, state and Federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies established at the corporate level for use at the nursing centers.

Quality Assessment and Improvement

  Quality of care is monitored and enhanced by quality assurance committees and family satisfaction surveys. The quality assurance committees oversee patient healthcare needs and patient and staff safety. Additionally, physicians serve on the quality assurance committees as medical directors and advise on healthcare policies and practices. Regional nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of patients' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by nursing center administrators to help ensure quality patient care.

  The Company provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient care.

  Substantially all of the nursing centers currently are certified to provide services under Medicare and Medicaid programs. A nursing center's qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

Nursing Center Competition

  The Company's nursing centers compete on a local and regional basis with other nursing centers. The Company's competitive position varies within each community served. The Company believes that the quality of care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based on fixed rates or cost reimbursement principles), there is significant competition for private payment patients.

  The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

                          ANCILLARY SERVICES DIVISION

  Through its Vencare ancillary services division, the Company has expanded the scope of its cardiopulmonary care provided in its hospitals by providing rehabilitation therapy and respiratory care services and supplies to nursing and subacute care centers. In November 1996, the Company consolidated its pharmacy operations under its ancillary services division. In the third quarter of 1998, the Company sold or closed its hospice and homecare businesses. In addition, the rehabilitation, respiratory and other healthcare services previously provided by TheraTx have been integrated into the ancillary services division. For the year ended December 31, 1998, revenues from the ancillary services division totaled approximately $582.7 million which represented 18.7% of the Company's total revenues (before eliminations).

Vencare Strategy

  During 1997, the Company initiated the sale of its Vencare full-service ancillary services contracts to provide a full range of ancillary services to nursing centers not operated by the Company. Under PPS, ancillary services provided by nursing centers are subject to fixed payments. In this new environment, the Company believed that its full-service ancillary services contract would enhance the ability of nursing center operators to manage effectively the cost of providing quality patient care. As the nursing center industry transitions to PPS, the volume of ancillary services provided per patient day to nursing center patients has declined and continues to decline. Management believes that the decline in the demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services. Accordingly, in the fourth quarter of 1998, management determined that the full service contract strategy was not meeting effectively the needs of its customers under PPS and, consequently, discontinued pursuing such strategy.

  The majority of the nursing centers in the United States will convert to PPS during the first quarter of 1999. In this new environment, the Company is offering single service contracts while client nursing centers adjust to PPS. The Company believes that Vencare's reputation of providing quality, cost-efficient services will appeal to third party providers. The ancillary services division intends to promote aggressively the quality and pricing of its services to capture new accounts and customers and to take advantage of new growth areas for its pharmacy services business. The ancillary services division also continues to examine and refine its staffing levels and delivery of services to ensure that its services remain competitive under the cost constraints of PPS.

Selected Ancillary Services Operating Data

  The following table sets forth certain operating data for the Company's ancillary services division (in thousands):

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
   Revenues......................................... $582,730 $642,471 $399,068
   Revenues from Company-operated nursing centers... $124,500 $ 65,911 $ 39,540
   Operating income................................. $ 64,104 $114,545 $ 69,958

Respiratory Care Services

  The Company provides respiratory care services and supplies to nursing and subacute care center patients pursuant to contracts between the Company and the nursing center or subacute center. The services are provided by respiratory therapists based at the Company's hospitals. These respiratory therapists perform a wide variety of procedures, including oxygen therapy, bronchial hygiene, nebulizer and aerosol treatments, tracheostomy care, ventilator management and patient respiratory education. Pulse oximeters and arterial blood gas machines are used to evaluate the patient's condition, as well as the effectiveness of the treatment. The Company also provides respiratory equipment and supplies to nursing and subacute centers.

  The Company receives payments from the nursing centers and subacute care centers for services rendered and these facilities, in turn, receive payments from the appropriate third-party payor. Respiratory therapy and supplies generally are covered under the Medicare program as part of the fixed payment under PPS. Many commercial insurers and managed care providers continually are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the Company's pricing and successful clinical outcomes make its respiratory care program attractive to commercial insurers and managed care providers.

  At December 31, 1998, the Company had entered into contracts to provide respiratory therapy services and supplies to approximately 1,250 nursing and subacute care centers, which includes substantially all of the nursing centers operated by the Company.

Rehabilitation Therapy Services

  The Company provides physical, occupational and speech therapies to nursing and subacute care center patients, as well as home health patients and public school systems. At December 31, 1998, the Company had entered into contracts to provide rehabilitation services to patients at 700 facilities, including 285 nursing centers operated by the Company.

Pharmacies

  The ancillary services division provides institutional and other pharmacy services. In November 1996, the Company consolidated its Medisave Pharmacies into its ancillary services division and now provides its hospital-based clinical pharmacy services as part of its ancillary services division.

  The institutional pharmacy business focuses on providing a full array of pharmacy services to over 500 nursing centers and specialized care centers, including 250 nursing centers operated by the Company. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory services, infusion services and enteral therapies. In addition, the Company provides a variety of pharmaceutical consulting services designed to assist hospitals, nursing centers and home health agencies in program administration.

Mobile Diagnostic Services

  The Company is a hospital based provider of on-call mobile X-ray services. These services primarily are provided to nursing centers, but the Company also provides services to correctional facilities, rehabilitation hospitals and dialysis centers. These services are provided 24 hours a day, 365 days a year to approximately 400 facilities, including 160 nursing centers operated by the Company.

Ancillary Services Management and Operations

  The ancillary services division is managed by a division president and chief financial officer. Each of the product lines within the ancillary services division is headed by one or more operational vice presidents, each of whom reports to the divisional president. The ancillary services division is supported by the corporate staff which provides services in the areas of sales assistance, information systems, human resource management, state and Federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies established at the corporate level.

Competition in the Ancillary Services Market

  Although the respiratory therapy services and rehabilitation services markets are fragmented, significant competition exists for the Company's ancillary services. The primary competitive factors for the ancillary services business are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals are establishing and managing their own step-down and subacute facilities. Other hospital companies have entered the ancillary services market through affiliation agreements and management contracts. In addition, many nursing centers are developing internal staff to provide those services, particularly in response to the implementation of PPS for nursing centers.

                            MASTER LEASE AGREEMENTS

  As part of the Reorganization Transactions, the Company and Ventas entered into four master lease agreements (collectively, as amended, the "Master Lease Agreements") that set forth the material terms governing the lease of substantially all of the real property, buildings and other improvements (primarily long-term acute care hospitals and nursing centers) used by the Company (the "Leased Properties"). The Leased Properties are divided into groups of properties and a Master Lease Agreement was entered into with respect to each such group of properties (each a "Lease"). The following description of the Master Lease Agreements does not purport to be complete but contains a summary of the material provisions of the Master Lease Agreements.

  Each Lease includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the Leased Properties. The Leases have primary terms ranging from 10 to 15 years (the "Base Term"). At the option of the Company, the Leases may be extended for one five-year renewal term beyond the Base Term (the "First Renewal Term") at the then existing rental rate plus 2% per annum. At the option of the Company, the Leases may be extended for two additional five-year renewal terms beyond the First Renewal Term (together with the First Renewal Term, the "Renewal Term") at the then fair market value rental rate. The Base Term and Renewal Term of each Lease are subject to termination upon default by either party and certain other conditions described in the Leases.

Rental Amounts

  The Master Lease Agreement is what is commonly known as a triple-net lease or an absolute-net lease. The Annual Base Rent (as defined in the Master Lease Agreements) for the twelve-month period commencing on the Distribution Date for the Leased Properties is approximately $222 million, with a 2% per annum escalator over the previous twelve-month period if certain lessee revenue parameters are obtained. In addition, the Company is required to pay for (i) all insurance required in connection with the Leased Properties and the business conducted on the Leased Properties, (ii) all taxes levied on or with respect to the Leased Properties (other than taxes on the net income of Ventas) and (iii) all utilities and other services necessary or appropriate for the Leased Properties and the business conducted on the Leased Properties.

Use of the Leased Property

  The Master Lease Agreements require that the Company utilize the Leased Properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent (which consent may be granted or withheld in its discretion). The Company is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various healthcare regulations. The Company is obligated to operate continuously each Leased Property as a provider of healthcare services.

Events of Default

  An "Event of Default" will be deemed to have occurred under any Lease if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; the

Company ceases to operate any Leased Property as a provider of healthcare services; the Company loses any required healthcare license, permit or approval; the Company fails to maintain insurance; the Company creates or allows to remain certain liens; a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased; certification for reimbursement under Medicare with respect to a participating facility is revoked; or a tenant becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility.

  Upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies: (i) after not less than ten (10) days' notice to the Company, terminate the Master Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate;
(ii) without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity. See "--Recent Developments."

  If an Event of Default is caused by (i) the loss of any required healthcare license, permit or approval, (ii) a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs, or (iii) the tenant becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period, Ventas may, if it so desires, terminate the lease with respect to the applicable facility that is the subject of the Event of Default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the lease; provided, however, that after the occurrence of four Events of Default as set forth in this paragraph, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which the Event of Default emanated.

Maintenance, Modification and Capital Additions

  The Company is required to maintain the Leased Properties in good repair and condition, making all repairs, modifications and additions required by law, including any Capital Addition (as defined). The Company is required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a Leased Property (and any Capital Addition). The Company also is required to maintain all personal property at each of the Leased Properties in good order, condition and repair, as is necessary to operate the Leased Property in compliance with all applicable licensure and certification requirements, in compliance with all applicable legal requirements and insurance requirements and otherwise in accordance with customary practice in the industry. The Company may undertake any capital addition that materially adds to or improves a Leased Property (a "Capital Addition") subject to the approval of Ventas of the plans and specifications, and the Company's compliance with customary construction requirements.

Insurance

  The Company is required to maintain liability, all risk property and workers' compensation insurance for the Leased Properties at a level at least comparable to those in place with respect to the Leased Properties as of the Distribution Date.

Environmental Matters

  The Master Lease Agreements provide that the Company will indemnify Ventas (and its officers, directors and stockholders) against any environmental claims (including penalties and clean up costs) resulting from any condition arising on or under, or relating to, the Leased Properties at any time on or after the date of the Master Lease Agreements. The Company also will indemnify Ventas (and its officers, directors and stockholders) against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate, on or after the date of the Master Lease Agreements. Ventas has agreed to indemnify the Company (and its officers, directors and stockholders) against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the Leased Properties at any time before the date of the Master Lease Agreements.

Assignment and Subletting

  The Master Lease Agreements provide that the Company may not assign, sublease or otherwise transfer any Lease or any portion of a Leased Property as a whole (or in substantial part), including upon a Change of Control (as defined in the Master Lease Agreements), without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee is a creditworthy entity with sufficient financial stability to satisfy its obligations under the Lease, has not less than four years experience in operating health care facilities, has a favorable business and operational reputation and character and agrees to comply with the use restrictions in the Master Lease Agreements. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. The Company may sublease up to 20% of each Leased Property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the Leased Property or in the nature of the business conducted on such Leased Property.

Right of First Refusal to Purchase

  The Master Lease Agreement provides that if Ventas receives a bona fide offer from a third party to purchase any Leased Property during the first three years of the Base Term and Ventas wishes to accept the offer, prior to entering into a contract of sale with the third party, Ventas must first offer the Company the right to purchase the Leased Property on substantially the same terms and conditions as are contained in the third party offer.

                        MANAGEMENT INFORMATION SYSTEMS

  The financial information for each of the Company's facilities is centralized at the corporate headquarters through its management information systems. The Company uses a comprehensive financial reporting system which enables it to monitor certain key financial data at each facility such as payor mix, admissions and discharges, cash collections, net revenues and staffing. In addition, the financial reporting system provides monthly budget analysis, financial comparisons to prior periods and comparisons among the Company's facilities.

  In 1998, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems. This plan has been incorporated into the Company's Year 2000 ("Y2K") compliance program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

  The Company's hospitals utilize VenTouch(TM), an internally developed electronic patient medical record system. VenTouch(TM) is a software application which allows nurses, physicians and other clinicians to manage clinical information utilized in the patient care delivery process. Among the features of VenTouch(TM) are on-line access and update of an electronic patient chart, an on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality patient care. VenTouch(TM) has been certified as Y2K compliant by an external consultant.

  The Company's nursing centers currently use an internally developed application named Resident Care System ("RCS") for data entry of resident clinical information. RCS includes state-specific Minimum Data Set ("MDS") assessment forms, and is integrated with an internally developed resource utilization group ("RUGs") tool. The combination of these applications allows for the timely and accurate electronic data transfer of MDS forms to HCFA in each state. A Y2K compliant version of RCS has been developed and is expected to be implemented in all of the Company's nursing centers by November 1999.

  During 1997, the Company began the installation of a customized version of VenTouch(TM) in several of its nursing centers. During this pilot process, the Company determined that VenTouch(TM) did not support effectively the nursing center operational processes, especially in facilities with lower acuity patients. Accordingly, the Company determined in the fourth quarter of 1998 to remove VenTouch(TM) from these facilities in 1999 and continue to standardize the RCS application for all nursing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            GOVERNMENTAL REGULATION

Hospitals

  Medicare and Medicaid. Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which hospital benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's hospital revenues are derived from patients covered by Medicare and Medicaid. See "--Hospital Division--Sources of Hospital Revenues."

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("HHS") relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to ensure compliance with the various standards and requirements. Each of the Company's hospitals employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited if the hospital is accredited by JCAHO. As of December 31, 1998, all of the Company's hospitals were certified as Medicare providers and 54 of such hospitals also were certified by their respective state Medicaid programs. Applications are pending for certification with respect to the Company's other three hospitals. A loss of certification could affect adversely a hospital's ability to receive payments from Medicare and Medicaid programs.

  Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS as a means of controlling healthcare costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually extended lengths of stay or higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, it takes 60 days or more for PPS payments to be made. Thus, PPS creates an economic incentive for general short-term hospitals to discharge chronic Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term hospitals are excluded from PPS. Management believes that the incentive for short-term hospitals to discharge chronic medical patients as soon as clinically possible creates a substantial referral source for the Company's long-term hospitals.

  The Social Security Amendments of 1983 excluded psychiatric, rehabilitation, cancer, children's and general long-term hospitals from PPS. A general long-term hospital is defined as a hospital which has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by TEFRA. As discussed below, the Budget Act made significant changes to the TEFRA provisions.

  Prior to the Budget Act, Medicare operating costs per discharge in excess of the Target were reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs were lower than the Target were reimbursed their actual costs plus an incentive. This incentive was equal to 50% of the difference between their actual costs and the Target and may not exceed 5% of the Target. For cost report periods beginning on or after October 1, 1997, the Budget Act reduced the incentive payments to an amount equal to 15% of the difference between the actual costs and the Target, but not to exceed 2% of the Target. Costs in excess of the Target are still being reimbursed at the rate of 50% of the excess up to 10% of the Target but the threshold to qualify for such payments was raised from 100% to 110% of the Target. The Budget Act also capped the Targets based on the 75th percentile for each category of hospitals using 1996 data.

  Prior to October 1, 1997, new hospitals could apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three years. For certifications since October 1, 1992, the exemption is automatic and is effective for two years. Under the Budget Act, a new provider will no longer receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, it will be paid the lower of its costs or 110% of the median TEFRA Target for 1996 adjusted for inflation. During this two year period, providers remain subject to the TEFRA penalty and incentive payments discussed in the previous paragraph.

  As of December 31, 1998, 54 of the hospitals operated by the Company were subject to TEFRA Target provisions. The Company's three other long-term hospitals were not subject to TEFRA because they had qualified for the new hospital exemptions described above. During 1999, one additional hospital will become subject to TEFRA Target provisions. The reduction in TEFRA incentive payments had a material adverse effect on the hospital division's operating results in 1998. These reductions, which began between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits of these cost reports.

  Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal. Each of the Company's hospitals employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. PRO denials have not had a material adverse effect on the hospital division's operating results.

  Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128(B)(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating the Antikickback Amendments include criminal and civil penalties and exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the Office of the Inspector General ("OIG") specified certain Safe Harbors (as hereinafter defined) which describe conduct and business relationships permissible under the

Antikickback Amendments. These Safe Harbor regulations have resulted in more aggressive enforcement of the Antikickback Amendments by HHS and the OIG.

  Section 1877 of the Social Security Act (commonly known as "Stark I") states that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") amending Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II (collectively referred to as the "Stark Provisions"), a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from the Stark Provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. These laws and regulations, however, are extremely complex and the industry has the benefit of little judicial or regulatory interpretation. The Company believes that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the Federal and state levels.

  The Budget Act provides a number of new antifraud and abuse provisions. The Budget Act contains new civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in Federal healthcare programs for persons convicted of a prior healthcare offense.

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1998, all of the hospitals operated by the Company were accredited by JCAHO. The Company intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The Company does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on the Company's results of operations.

  State Regulatory Environment. The Company operates seven hospitals and a chronic unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospitals. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. The Company is unable to predict whether and in what form such legislation may be adopted. Moreover, the repeal of the Boren Amendment by the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels. Certain other states in which the Company operates hospitals require disclosure of specified financial information. In evaluating markets for expansion, the Company will consider the regulatory environment, including but not limited to, any mandated rate setting.

  Certificates of Need and State Licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The stated objective of the CON process is to promote quality healthcare at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Some states (including Florida, Massachusetts and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from a general short-term facility to a general long-term facility. Of the 23 states in which the Company's hospitals were located as of December 31, 1998, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, North Carolina, Tennessee, Virginia and Washington have CON programs. With one exception, the Company was not required to obtain a CON in connection with previous acquisitions due to the relatively low renovation costs and the absence of the need for additional licensed beds or changes in services. CONs may be required in connection with the Company's future hospital and ancillary services expansion. There can be no assurance that the Company will be able to obtain the CONs necessary for any or all future projects. If the Company is unable to obtain the requisite CONs, its growth and businesses could be affected adversely.

  State licensing of hospitals is a prerequisite to the operation of each hospital and to participation in government programs. Once a hospital becomes licensed and operational, it must continue to comply with Federal, state and local licensing requirements in addition to local building and life-safety codes. All of the Company's hospitals in operation have obtained the necessary licenses to conduct business.

Nursing Centers

  The nursing center division is subject to various Federal and state regulations. In particular, the development and operation of nursing centers and the provision of healthcare services are subject to Federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could affect adversely nursing center operations.

  Effective October 1, 1990, OBRA increased the enforcement powers of state and Federal certification agencies. Additional sanctions were authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to nursing centers and, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs.

  The nursing centers managed and operated by the Company are licensed either on an annual or bi-annual basis and certified annually for participation in Medicare and Medicaid programs through various regulatory agencies which determine compliance with Federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. From time to time the nursing centers receive statements of deficiencies from regulatory agencies. In response, the Company will implement plans of correction with respect to these nursing centers to address the alleged deficiencies. The Company believes that substantially all of its nursing centers are currently in material compliance with all applicable regulations or laws. See "Legal Proceedings."

  In certain circumstances, Federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all nursing centers under common control or ownership within a state are subject to delicensure if any one or more of such facilities are delicensed.

  Revised Federal regulations under OBRA, which became effective in 1995, affect the survey process for nursing centers and the authority of state survey agencies and HCFA to impose sanctions on facilities based upon noncompliance with requirements. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs. The Company is unable to project how these regulatory changes and their implementation will affect the Company.

  In addition to license requirements, many states have statutes that require a CON to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurrence of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states have eliminated their CON programs and other states are considering alternatives to their CON programs. Of the 31 states in which the Company's nursing centers are located as of December 31, 1998, Alabama, Connecticut, Florida, Georgia, Kentucky, Louisiana, Maine, Massachusetts, Mississippi, Montana, Nebraska, Nevada, New Hampshire, North Carolina, Ohio, Oregon, Rhode Island, Tennessee, Vermont, Virginia, Washington and Wisconsin have CON programs. To the extent that CONs or other similar approvals are required for expansion of the Company's operations, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

  The nursing center division also is subject to Federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Antikickback Amendments. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The nursing center division also is subject to additional antifraud and abuse provisions contained in the Budget Act. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

  A substantial portion of the Company's nursing center revenues is derived from patients covered by Medicare and Medicaid. See "--Nursing Center Division--Sources of Nursing Center Revenues." The Budget Act established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. See "--Healthcare Reform."

Ancillary Services

  The ancillary services division also is subject to Federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Antikickback Amendments. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. These operations also are subject to additional antifraud and abuse provisions contained in the Budget Act. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

  The pharmaceutical operations within the ancillary services division are subject to regulation by the various states in which it conducts business as well as by the Federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the

United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

Healthcare Reform

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  The Budget Act also established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States will be subject to this new payment system during the first quarter of 1999, all of the Company's nursing centers were impacted by PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing centers, the Company has been impacted adversely since the Federal per diem rates for higher acuity patients do not, in the Company's opinion, adequately compensate for the additional expenses and risks associated with caring for such patients.

  As the nursing center industry transitions to PPS, the volume of ancillary services provided per patient day to nursing center patients has declined and continues to decline. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services. Given the importance of the ancillary services division to the Company's profitability, there can be no assurance that the Company's margins and its results of operations, liquidity and financial position will not continue to be materially and adversely impacted by PPS.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to PPS. Under PPS for nursing centers, the reimbursement for these services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable. Most of the Company's client nursing centers are expected to transition to PPS on or about January 1, 1999.

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

  There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities leased by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

  There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

                        ADDITIONAL COMPANY INFORMATION

Employees

  As of December 31, 1998, the Company had approximately 42,600 full-time and 15,300 part-time and per diem employees. The Company has approximately 3,300 unionized employees under 30 collective bargaining agreements as of December 31, 1998.

Liability Insurance

  The Company's hospitals, nursing centers and ancillary services are insured by the Company's wholly owned captive insurance company, Cornerstone Insurance Company ("Cornerstone"). Cornerstone insures the first $2 million of losses. Coverages for losses in excess of $2 million are maintained through unrelated commercial insurance carriers to provide $130 million of coverage limits per claim and in the aggregate.

  The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of malpractice insurance coverage.

                             CAUTIONARY STATEMENTS

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Annual Report on Form 10-K. Factors that may affect the plans or results of the Company include, without limitation, (i) the Company's ability to amend or refinance its existing debt and lease obligations or otherwise adjust its current financial structure, (ii) the Company's success in implementing its business strategy, (iii) the nature and extent of future competition, (iv) the extent of future healthcare reform and regulation, including cost containment measures and changes in reimbursement policies and procedures, (v) the Company's ability to manage and operate its leased properties, (vi) increases in the cost of borrowing for the Company,
(vii) the ability of the Company to deliver high quality care and to attract patients, (viii) the ability of the Company and its significant vendors, suppliers and payors to timely identify and correct all relevant computer codes and date sensitive chips prior to the year 2000 or replace noncompliant equipment with year 2000 compliant equipment and (ix) changes in the general economic conditions and/or in the markets in which the Company competes. Many of these factors are beyond the control of the Company and its management.

Risks Associated with Defaults under the Credit Agreement

  The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under its Credit Agreement. Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. On February 3, 1999, the Company secured a covenant waiver related to the Credit Agreement through March 31, 1999 from its Senior Lenders. The waiver included certain borrowing limitations under the Revolving Credit Facility. Aggregate borrowings under the Revolving Credit Facility initially were limited to $37.5 million and subsequently increased to $55 million during March.

  On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. At the close of business on April 14, 1999, there were $10.7 million of outstanding borrowings under the Revolving Credit Facility.

  The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements, the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. As previously discussed, the Company and Ventas have entered into a structured payment plan for the payment of rent due under the Master Lease Agreements for April. In addition, the Company was informed on April 9, 1999 by HCFA that the Medicare program has made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. In addition, HCFA has indicated that all reimbursement payments to the Company will be suspended if the overpayment is not received by April 23. The Company is in discussions with HCFA regarding extending the repayment terms. The amount demanded by HCFA is included in amounts due to third party payors in the Company's consolidated balance sheet at December 31, 1998. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's hospitals and nursing centers. The Company's failure to comply with those covenants would result in the termination of the waiver.

  There can be no assurances that the Senior Lenders will approve the amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver after May 28, 1999 or will not seek to declare an event of default or credit freeze prior to such date. In the event the Company is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the $300 million of outstanding principal on the 1998 Notes contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Master Lease Agreements do not contain similar cross-default provisions.

  If the Senior Lenders or other creditors elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code. In addition, it is possible that certain creditors of the Company could file an involuntary petition seeking to place the Company in bankruptcy. There can be no assurance that a bankruptcy proceeding would result in a reorganization of the Company rather than a liquidation. If a liquidation or a protracted reorganization were to occur, there is a substantial risk that there would be no cash or property available for distribution to holders of the 1998 Notes and the holders of the Company's common stock and that the Senior Lenders could incur a significant loss on their claims under the Credit Agreement. See "Business--Recent Developments."

Consequences of Failing to Amend or Restructure the Credit Agreement and Other Obligations

  If the Company is unable to amend or restructure the Credit Agreement and other payment obligations, including the rents under the Master Lease Agreements, outstanding amounts under the 1998 Notes, and the reimbursement overpayments owed Medicare, the Company's highly leveraged financial position will result in the continuation of the defaults previously described and may result in a number of other serious financial and operational difficulties, including the following: (i) the Company's liquidity may be inadequate;
(ii) the Company may be unable to make the required payments under the Master Lease Agreements; (iii) the Company may be unable to repay amounts currently owed to third party payors including the Medicare program; (iv) the Company may be unable to invest adequate capital in its business to maintain its current facilities or to finance costs of Y2K compliance; (v) the Company may have little, if any, ability to access capital markets; (vi) the Company's senior management may be required to spend an excessive amount of time and effort dealing with the Company's financial problems instead of focusing on the operation of its business; (vii) the Company may be unable to retain top management and other key personnel; (viii) the Company may experience a reduction in the census at its hospitals and nursing centers if patients and referral sources become concerned about the Company's ability to provide quality care, and (ix) suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on shortened payment or cash terms. These difficulties, if they were to occur, would have a material adverse effect on the Company's liquidity, financial position and results of operations. See "Business--Recent Developments" and "Business-- Master Lease Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Substantial Leverage and Ability to Meet Debt Service and Rent Requirements

  The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on outstanding indebtedness as well as rents related to its leased properties. As of December 31, 1998, the Company had outstanding indebtedness of approximately $466 million on its Credit Agreement (including amounts due within one year) and $300 million of outstanding 1998 Notes under the terms of the Indenture dated April 30, 1998 (the "Indenture"). In addition, the Company is obligated under its operating lease agreements, including the Master Lease Agreements, to pay rents aggregating approximately $3.2 billion over the next 24 years. The consolidated balance sheet of the Company at December 31, 1998 also includes a current obligation to repay approximately $99 million of reimbursement overpayments to third party payors, including the Medicare program. Moreover, the Company was informed on April 9, 1999 by HCFA that the Medicare program has made a demand for repayment of approximately $90 million of the reimbursement overpayments by April 23, 1999.

  Subject to certain limitations, the Credit Agreement and the Indenture may permit the Company and its subsidiaries to incur additional indebtedness. The Company has been current with respect to its payment obligations under its debt agreements and operating leases except for the rental payments due on April 1, 1999 under the Master Lease Agreements. See "--Risks Associated with Defaults under the Credit Agreement" and "Business--Recent Developments."

  The ability of the Company to service its financial obligations, in addition to its ability to comply with the financial and restrictive covenants contained in the Credit Agreement and the Indenture, is dependent upon, among other things, its ability to obtain a sustainable capital structure and its future performance which is subject to financial, economic, competitive, regulatory and other factors. Many of these factors are beyond the Company's control. As currently structured, it is unlikely that the Company will be able to generate sufficient cash flow to cover required financial obligations, including its debt service obligations, rent obligations and other obligations due third parties. If the Company is unable to generate sufficient funds to meet its obligations, the Company may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional equity. There is no assurance that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. The Company's high degree of leverage and related financial covenants also could have a material adverse effect on its ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes), make material capital expenditures or acquisitions, obtain future financing or take advantage of business opportunities that may arise. In addition, a downturn in general economic conditions or in its business could have a material adverse effect on the Company's ability to meet debt service, rent and other obligations or to conduct its business in the ordinary course. See "Business--Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Credit Agreement contains financial covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company and its subsidiaries to incur indebtedness, make acquisitions or investments, create or permit liens and make capital expenditures. The Indenture also contains covenants which restrict the Company from incurring additional indebtedness, creating liens on its assets, making certain asset dispositions and entering into transactions with affiliates. If the Company is unable to generate sufficient cash flows or otherwise obtain the funds necessary to make required payments of principal and interest under the Credit Agreement or the Indenture, the Company could be in default under the terms thereof, which would permit the lenders to accelerate the maturity of the debt created pursuant to the Credit Agreement and the 1998 Notes. See "--Risks Associated with Defaults under the Credit Agreement."

Potential Consequences of Failing to Pay Rent Under Master Lease Agreements

  On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The

Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rental payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any third party related to the Reorganization Transactions as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent due in April or thereafter, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. The failure to pay rent, in the absence of a temporary restraining order or other interim relief, also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existence of certain defaults under the Credit Agreement, and a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code. See "Business--Recent Developments" and "Business--Master Lease Agreements--Events of Default."

Healthcare Industry Risks

 Dependence on Reimbursement; Medicare and Medicaid as Material Sources of Revenues

  The Company derives a substantial portion of its net operating revenues from third-party payors, including the Medicare and Medicaid programs. In 1998, the Company derived approximately 60% of its total revenues from the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act is intended to reduce the increase in Medicare payments by $115 billion over the next five years and made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurances that adequate reimbursement levels will continue to be available for the services provided by the Company which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

 Extensive Regulation

  In the ordinary course of its business, the Company is subject regularly to inquiries, investigations and audits by Federal and state agencies that oversee the Healthcare Regulations (as defined). The Company is currently the subject of certain significant investigations and inquiries. See "Legal Proceedings." The Company believes that the regulatory environment surrounding the long-term care industry has intensified. Accordingly, the Company may be subject to increased regulatory scrutiny in the future.

  The extensive Federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services and prices for services (collectively, the "Healthcare Regulations"). In particular, Antikickback Amendments prohibit certain business practices and relationships that might affect the provisions and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

  Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbors criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

  The Health Insurance Portability and Accountability Act of 1997, which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. 1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs.

  In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to broaden significantly the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex and little judicial or regulatory interpretation exists. The Company does not believe its arrangements are in violation of the Self-Referral Prohibitions. There can be no assurance, however, that governmental officials charged with responsibility for enforcing the provisions of the Self-Referral Prohibitions will not assert that one or more of the Company's arrangements are in violation of such provisions.

  The Budget Act also provides a number of new antifraud and abuse provisions. The Budget Act contains additional civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to insure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in Federal healthcare programs for persons convicted of a prior healthcare offense.

  Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. CONs, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company operates hospitals in 11 states and nursing centers in 22 states that require state approval for the expansion of its facilities and services under CON programs. There can be no assurance that the Company will be able to obtain a CON for any or all future projects. If the Company is unable to obtain the requisite CON, its growth and business could be affected adversely.

  The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Changes in the regulatory framework could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

 Healthcare Reform

  Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  The Budget Act also established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States will be subject to this new payment system during the first quarter of 1999, all of the Company's nursing centers were impacted by PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing centers, the Company has been impacted adversely since the Federal per diem rates for higher acuity patients do not, in the Company's opinion, adequately compensate for the additional expenses and risks associated with caring for such patients.

  As the nursing center industry transitions to PPS, the volume of ancillary services provided per patient day to nursing center patients has declined and continues to decline. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services. Given the importance of the ancillary services division to the Company's profitability, there can be no assurance that the Company's margins and its results of operations, liquidity and financial position will not continue to be materially and adversely impacted by PPS.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to PPS. Under PPS for nursing centers, the reimbursement for these services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable. Most of the Company's client nursing centers are expected to transition to PPS on or about January 1, 1999.

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

  There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities leased by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

  There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

 Risks Relating to State Regulation

  The Company operates seven hospitals and a chronic unit in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospitals. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida's rate setting laws or other cost containment efforts. The Company also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. Moreover, the repeal of the Boren Amendment by the Budget Act provides the states with greater flexibility to reduce their Medicaid reimbursement levels. The Company is unable to predict whether and in what form such legislation will be adopted. Certain other states in which the Company operates hospitals require disclosure of specified financial information. In evaluating markets for expansion, the Company considers the regulatory environment including, but not limited to, any mandated rate setting.

 Highly Competitive Industry

  The healthcare services industry is highly competitive. The Company faces competition from general acute care hospitals and long-term care hospitals which provide services comparable to those offered by the Company's hospitals. Many general acute care hospitals are larger and more established than the Company's hospitals. The Company may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. The Company's nursing centers compete on a local and regional basis with other nursing centers, and competition also exists for the operations of the ancillary services division. The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Certain of the Company's competitors are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company. The Company will compete with other healthcare companies for the future acquisition and development of additional hospitals, nursing centers and other healthcare assets and businesses.

Year 2000 Issue

  Management's analysis of the Y2K issues affecting the Company and its development of a comprehensive compliance program to address its Y2K issues are based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. While the Company believes it has substantially completed its assessment of all Y2K issues, its estimate of the costs to address such issues may change as it proceeds with the remediation and implementation of its new financial and patient accounting systems. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations. Although the Company is assessing the readiness of the Medicare and Medicaid programs and other third party payors and preparing contingency plans, there can be no guarantee that the failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, liquidity and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

Item 2. Properties

  For information concerning the hospitals and nursing centers operated by the Company, see "Business--Hospital Division--Hospital Facilities," "Business-- Nursing Center Division--Nursing Center Facilities," and "Business--Master Lease Agreements." The Company believes that its facilities are adequate for the Company's future needs in such locations. In December 1998, the Company purchased an approximately 287,000 square foot building located in Louisville, Kentucky as its Company headquarters ("One Vencor Place") to consolidate corporate employees from several locations. The Company intends to relocate all of its corporate employees to One Vencor Place by the third quarter of 1999.

Item 3. Legal Proceedings

  Summary descriptions of various significant legal and regulatory activities follow:

  On March 31, 1999, the Company and Ventas entered into a Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rental payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any third party related to the Reorganization Transactions as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent due in April or thereafter, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. See "Business--Recent Developments," "Business--Master Lease Agreements--Events of Default" and "Cautionary Statements--Potential Consequences of Failing to Pay Rent Under Master Lease Agreements."

  On October 21, 1998, the Company was notified by the HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license would be terminated as of February 13, 1999. The Facility appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against HCFA in Federal district court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents. That case was dismissed after the Company reached agreements with state and Federal authorities to settle all fines and penalties and extend the threatened certification termination date to January 29, 1999. The Company has paid state and Federal fines totaling $500,000. On January 29, 1999, the Facility was determined to be in substantial compliance with Federal and state requirements, which removed the threat of Medicare and Medicaid decertification. On January 29, 1999, the Facility's license and operations were transferred to Benedictine Health Dimensions, an unrelated entity.

  The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/ counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled on February 18, 1999 after trial that defendants/counterclaims were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and to an undetermined amount of attorneys' fees and other litigation expenses. The Company intends to appeal the court's rulings against TheraTx upon receipt of a final judgment.

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of the insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and certain Federal and state regulations governing such policies. Various courts have issued various rulings on the different issues, most of which have been appealed. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations may be materially adversely affected.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals for a total of $370,000. The Company submitted an acceptable plan of correction at the Tampa nursing center and was informed by AHCA that "immediate jeopardy" no longer existed. The threatened termination of the Tampa nursing center's Medicare provider agreement also was reversed. The temporary injunction order has been dissolved, and that legal action has been dismissed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company cooperated fully with this investigation and has been informed that no action will be taken against the Company.

  The Company received notice in June 1998 that the State of Georgia found regulatory violations with respect to patient discharges, among other things, at one of the Company's nursing centers in Savannah, Georgia. The state recommended a Federal fine of $543,000 for these violations, which HCFA has imposed. The Company has appealed this fine.

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

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. The Company is defending this action vigorously.

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

  A class action lawsuit entitled Jules Brody v. Transitional Hospital Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling.

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. The Company cooperated fully in the criminal investigation. The Company is defending vigorously the qui tam action.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra, Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. In March 1998, the Company was added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnerships' former Medicare billing practices. The Company intends to defend vigorously the action.

  The Company's subsidiary, TheraTx, was a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claimed that they were entitled to up to $40.0 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx had asserted fraud counterclaims against the plaintiffs relating to the original purchase. This case, along with other pending claims between TheraTx and the various plaintiffs, was settled in January 1999, resulting in a payment of $16.2 million in cash and other consideration by TheraTx to the plaintiffs. All legal actions between the parties have been dismissed pursuant to the settlement.

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

  The Company is a party to certain other legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's liquidity, financial position or results of operations. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of senior management and may have a disruptive effect upon the Company's operations.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the names, ages (as of January 1, 1999) and present and past positions of the persons who are the current executive officers of the
Company:

Name                          Age                    Position
----                          ---                    --------
Edward L. Kuntz..............  53 Chairman of the Board, Chief Executive
                                   Officer and President
Richard A. Schweinhart.......  49 Senior Vice President and Chief Financial
                                   Officer
Frank J. Battafarano.........  48 President, Hospital Division
Donald D. Finney.............  51 President, Nursing Center Division
Frank W. Anastasio...........  53 President, Ancillary Services Division
Richard E. Chapman...........  50 Senior Vice President and Chief Information
                                   Officer
Jill L. Force................  46 Senior Vice President, General Counsel and
                                   Secretary
James H. Gillenwater, Jr. ...  41 Senior Vice President, Planning and
                                   Development
Richard A. Lechleiter........  40 Vice President, Finance, Corporate Controller
                                   and Treasurer

  Edward L. Kuntz, an attorney, has served as Chairman of the Board, Chief Executive Officer and President of the Company since January 1999. He served as President, Chief Operating Officer and director of the Company from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc. ("Living Centers"), a leading provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers, he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel and later as Executive Vice President of ARA Living Centers until the formation of Living Centers in 1992.

  Richard A. Schweinhart, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of the Company since September 1998. Mr. Schweinhart was Senior Vice President--Columbia Sponsored Networks for Columbia/HCA Healthcare Corp. ("Columbia") from March 1996 through September 1998. From April 1995 until March 1996, he served as Senior Vice President--Nonhospital Operations and from September 1993 until April 1995 as Senior Vice President--Finance of Columbia. Mr. Schweinhart served as Senior Vice President--Finance for both Galen Health Care, Inc. ("Galen") and Humana Inc. ("Humana") from November 1991 to September 1993.

  Frank J. Battafarano has served as President, Hospital Division of the Company since November 1998. He served as Vice President of Operations from April 1998 to November 1998. He held the same position with the Company's predecessor from February 1998 to April 1998. From May 1996 to January 1998, he served as Senior Vice President of the central regional office of the Company's predecessor. From January 1992 to April 1996, he served as an executive director and hospital administrator for the Company's predecessor.

  Donald D. Finney has served as President, Nursing Center Division of the Company since January 1999. During 1998, Mr. Finney was Chief Executive Officer of HCMF Corporation, a privately held post-acute and assisted living provider. From January 1997 to December 1997, he served as Chief Operating Officer of Summerville Healthcare Group, Inc., an operator of assisted living facilities. He served as President of the Facilities Division of GranCare, Inc. from July 1995 to January 1997. From October 1990 to July 1995, Mr. Finney served as Chief Operating Officer of Evergreen Healthcare, Inc., an operator of long-term care and assisted living facilities.

  Frank W. Anastasio has served as President, Ancillary Services Division of the Company since November 1998. He served as Vice President of Vencare Health Services from April 1998 to November 1998. Mr. Anastasio held the same position in the Company's predecessor from February 1996 to April 1998. From September 1995 to February 1996, he served as Regional Vice President of hospital operations for the

Company's predecessor. Mr. Anastasio served as Regional Director of hospital operations from November 1992 to September 1995.

  Richard E. Chapman has served as Senior Vice President and Chief Information Officer of the Company since April 1998. Mr. Chapman served as Senior Vice President and Chief Information Officer of the Company's predecessor from October 1997 to April 1998. From March 1993 to October 1997, he was Senior Vice President of Information Systems of Columbia, Vice President of Galen from March 1993 to August 1993, and of Humana from September 1990 to February 1993.

  Jill L. Force, a certified public accountant and attorney, has served as Senior Vice President and General Counsel of the Company since April 1998. She also has served as Secretary since February 1999. From January 1998 to April 1998, she served as Senior Vice President, General Counsel and Assistant Secretary of the Company's predecessor. Ms. Force served as Vice President, General Counsel and Secretary of the Company's predecessor from November 1995 through December 1996. From November 1995 through December 1996, she served as Vice President, General Counsel and Secretary of the Company's predecessor and was General Counsel and Secretary from 1989 to 1995. Ms. Force is a director of Healthcare Recoveries, Inc., a provider of health insurance subrogation and related recovery services.

  James H. Gillenwater, Jr. has served as Senior Vice President, Planning and Development of the Company since April 1998. Mr. Gillenwater served as Senior Vice President, Planning and Development of the Company's predecessor from December 1996 to April 1998. From November 1995 through December 1996, he served as Vice President, Planning and Development of the Company's predecessor and was Director of Planning and Development from 1989 to November 1995.

  Richard A. Lechleiter, a certified public accountant, has served as Vice President, Finance and Corporate Controller of the Company since April 1998 and also has served as Treasurer since July 1998. Mr. Lechleiter served as Vice President, Finance and Corporate Controller of the Company's predecessor from November 1995 to April 1998. From June 1995 to November 1995, he was Director of Finance for the Company's predecessor. Mr. Lechleiter was Vice President and Controller of Columbia from September 1993 to May 1995, of Galen from March 1993 to August 1993, and of Humana from September 1990 to February 1993.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                         MARKET PRICE FOR COMMON STOCK
                             AND DIVIDEND HISTORY

  The Common Stock began trading on the New York Stock Exchange (NYSE) under the ticker symbol of VC on the Distribution Date. The Company has approximately 42,000 stockholders based on the number of record holders of common stock and an estimate of the number of individual participants represented by security position listings. The prices in the table below, for the calendar quarters indicated, represent the high and low sales prices for the common stock as reported by the NYSE Composite Tape since the Distribution Date. No cash dividends have been paid on the common stock during such period.

  The Company does not intend to pay cash dividends on its common stock for the foreseeable future so that it may reinvest in the development of its business and reduce indebtedness. The payment of dividends in the future will be at the discretion of the Board of Directors. Restrictions imposed by the Company's existing debt obligations also limit the ability of the Company to pay dividends.

                                                          Sales Price of
                                                           Common Stock
                                                          ----------------
                                                            High     Low
                                                          --------- ------
      1998
      ----
        Distribution Date (May 1, 1998) through June 30,
         1998............................................   $12 7/8 $  6 9/16
        Third Quarter....................................     7 1/4    2 15/16
        Fourth Quarter...................................     5 3/4    3 1/2

Item 6. Selected Financial Data

                                  VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
          (In thousands, except for per share amounts and statistics)

                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
Statement of Operations
 Data:
Revenues................  $2,999,739  $3,116,004  $2,577,783  $2,323,956  $2,032,827
                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and
 benefits...............   1,753,023   1,788,053   1,490,938   1,360,018   1,167,181
Supplies................     294,372     303,140     261,621     233,066     216,587
Rent....................     234,144      89,474      77,795      79,476      79,371
Other operating
 expenses...............     988,072     490,327     530,997     482,080     307,547
Depreciation and
 amortization...........     124,617     123,865      99,533      89,478      79,519
Interest expense........     107,008     102,736      45,922      60,918      62,828
Investment income.......      (4,688)     (6,057)    (12,203)    (13,444)    (13,126)
                          ----------  ----------  ----------  ----------  ----------
                           3,496,548   2,891,538   2,494,603   2,291,592   1,899,907
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes...........    (496,809)    224,466      83,180      32,364     132,920
Provision for income
 taxes..................      76,099      89,338      35,175      24,001      46,781
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from
 operations.............    (572,908)    135,128      48,005       8,363      86,139
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....     (77,937)     (4,195)          -     (23,252)       (241)
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $ (650,845) $  130,933  $   48,005  $  (14,889) $   85,898
                          ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 common share:
 Basic:
 Income (loss) from
  operations............  $    (8.39) $     1.96  $     0.69  $     0.22  $     1.41
 Extraordinary loss on
  extinguishment of
  debt..................       (1.14)      (0.06)          -       (0.38)          -
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $    (9.53) $     1.90  $     0.69  $    (0.16) $     1.41
                          ==========  ==========  ==========  ==========  ==========
 Diluted:
 Income (loss) from
  operations............  $    (8.39) $     1.92  $     0.68  $     0.29  $     1.28
 Extraordinary loss on
  extinguishment of
  debt..................       (1.14)      (0.06)          -       (0.32)          -
                          ----------  ----------  ----------  ----------  ----------
  Net income (loss).....  $    (9.53) $     1.86  $     0.68  $    (0.03) $     1.28
                          ==========  ==========  ==========  ==========  ==========
Shares used in computing
 earnings (loss) per
 common share:
 Basic..................      68,343      68,938      69,704      61,196      55,522
 Diluted................      68,343      70,359      70,702      71,967      69,014

Financial Position:
Working capital
 (deficit)..............  $ (682,569) $  431,113  $  316,615  $  229,536  $  124,770
Assets..................   1,717,890   3,334,739   1,968,856   1,912,454   1,656,205
Long-term debt..........       6,600   1,919,624     710,507     778,100     746,212
Long-term debt in
 default classified as
 current................     760,885           -           -           -           -
Stockholders' equity....     313,245     905,350     797,091     772,064     596,454

Operating Data:
Number of hospitals.....          57          60          38          36          33
Number of hospital
 licensed beds..........       4,979       5,273       3,325       3,263       2,511
Number of hospital
 patient days...........     947,488     767,810     586,144     489,612     403,623
Hospital occupancy %....        54.0        52.9        53.7        47.6        48.8
Number of nursing
 centers................         291         309         313         311         310
Number of nursing center
 licensed beds..........      38,362      40,383      39,619      39,480      39,423
Number of nursing center
 patient days...........  11,939,266  12,622,238  12,566,763  12,569,600  12,654,016
Nursing center occupancy
 %......................        87.3        90.5        91.9        92.2        92.9
Number of Vencare
 contracts..............       2,847       3,877       4,346       4,072       2,648

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Selected Financial Data in Item 6 and the consolidated financial statements included herein set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis.

  The consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

General

  The Company is one of largest providers of long-term healthcare services in the United States. At December 31, 1998, the Company operated 57 long-term care hospitals (4,979 licensed beds), 291 nursing centers (38,362 licensed beds) and its Vencare ancillary services business which provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

  Spin-off. In January 1998, the Board of Directors of Ventas (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the hospital, nursing center and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company. In anticipation of the Reorganization Transactions, the Company was incorporated on March 27, 1998 to be the new operating company. On April 30, 1998, Ventas completed the spin-off of its healthcare operations from its real estate holdings through the distribution of the common stock of the Company on a one-for-one basis to the stockholders of record of Ventas as of April 27, 1998. The Distribution was completed on May 1, 1998. In connection with the Reorganization Transactions, the Company continues to manage and operate the real property which it leases from Ventas pursuant to four master lease agreements. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning the events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

  TheraTx Merger. On March 21, 1997, the TheraTx Merger was completed following a cash tender offer. At the time of the TheraTx Merger, TheraTx primarily provided rehabilitation and respiratory therapy management services and operated 26 nursing centers. Annualized revenues approximated $425 million. The TheraTx Merger has been accounted for by the purchase method. See
Note 3 of the Notes to Consolidated Financial Statements for a description of the TheraTx Merger.

  Transitional Merger. On June 24, 1997, the Company acquired approximately 95% of the outstanding common stock of Transitional through a cash tender offer, after which time the operations of Transitional were consolidated with those of the Company in accordance with the purchase method of accounting. On August 26, 1997, the Transitional Merger was completed. At the time of the Transitional Merger, Transitional operated 19 long-term acute care hospitals and provided respiratory therapy management services. Annualized revenues approximated $350 million. In addition, Transitional owned a 44% voting equity interest (61% equity interest) in BHC, an operator of psychiatric and behavioral clinics. See Note 4 of the Notes to Consolidated Financial Statements for a description of the Transitional Merger.

Results of Operations

  A summary of key operating data follows (dollars in thousands):

                                               Year Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Revenues:
 Nursing centers........................ $ 1,621,662  $ 1,722,416  $ 1,615,141
 Hospitals..............................     919,847      785,829      551,268
 Vencare................................     582,730      642,471      399,068
 Atria..................................           -       31,199       51,846
                                         -----------  -----------  -----------
                                           3,124,239    3,181,915    2,617,323
 Elimination of Vencare charges to
  Company nursing centers...............    (124,500)     (65,911)     (39,540)
                                         -----------  -----------  -----------
                                         $ 2,999,739  $ 3,116,004  $ 2,577,783
                                         ===========  ===========  ===========
Income (loss) from operations:
 Operating income (loss):
 Nursing centers........................ $   245,569  $   273,280  $   260,885
 Hospitals..............................     259,874      246,653      155,015
 Vencare................................      64,104      114,545       69,958
 Atria..................................           -        9,945       15,937
 Corporate overhead.....................    (166,150)    (123,772)     (96,161)
 Unusual transactions...................    (439,125)      13,833     (111,407)
                                         -----------  -----------  -----------
   Operating income (loss)..............     (35,728)     534,484      294,227
 Rent...................................    (234,144)     (89,474)     (77,795)
 Depreciation and amortization..........    (124,617)    (123,865)     (99,533)
 Interest, net..........................    (102,320)     (96,679)     (33,719)
                                         -----------  -----------  -----------
 Income (loss) before income taxes......    (496,809)     224,466       83,180
 Provision for income taxes.............      76,099       89,338       35,175
                                         -----------  -----------  -----------
                                         $  (572,908) $   135,128  $    48,005
                                         ===========  ===========  ===========
Nursing Center Data:
 Revenue mix %:
 Medicare...............................        29.3         32.1         29.7
 Medicaid...............................        44.7         42.9         44.3
 Private and other......................        26.0         25.0         26.0
 Patient days:
 Medicare...............................   1,498,968    1,610,470    1,562,645
 Medicaid...............................   7,746,401    8,152,503    8,191,450
 Private and other......................   2,693,897    2,859,265    2,812,668
                                         -----------  -----------  -----------
                                          11,939,266   12,622,238   12,566,763
                                         ===========  ===========  ===========
 Average daily census...................      32,710       34,581       34,335
 Occupancy %............................        87.3         90.5         91.9
Hospital Data:
 Revenue mix %:
 Medicare...............................        58.5         63.0         59.4
 Medicaid...............................         9.7          8.1         12.3
 Private and other......................        31.8         28.9         28.3
 Patient days:
 Medicare...............................     647,283      520,144      375,128
 Medicaid...............................     121,538       96,490       97,521
 Private and other......................     178,667      151,176      113,495
                                         -----------  -----------  -----------
                                             947,488      767,810      586,144
                                         ===========  ===========  ===========
 Average daily census...................       2,596        2,104        1,601
 Occupancy %............................        54.0         52.9         53.7
Ancillary Services Data:
 Revenues:
 Rehabilitation therapy................. $   250,010  $   215,734  $    47,827
 Respiratory therapy....................     141,168      169,955      125,551
 Pharmacy...............................     159,623      167,078      174,075
 Other..................................      31,929       89,704       51,615
                                         -----------  -----------  -----------
                                         $   582,730  $   642,471  $   399,068
                                         ===========  ===========  ===========

 Nursing Center Division

  Revenues declined 6% in 1998 to $1.6 billion and increased 7% in 1997 to $1.7 billion. Excluding the effect of acquisitions and disposals, revenues declined 4% in 1998 and increased 3% in 1997. The decline in 1998 was primarily attributable to a 3% decline in same-store patient days and reductions in Medicare reimbursements under PPS in the second half of the year. In 1997, same-store patient days declined approximately 2%. The increase in 1997 revenues was primarily attributable to increased reimbursement from Medicare and Medicaid, as well as price increases to private patients. Management believes that declines in overall occupancy percentages in both 1998 and 1997 were primarily attributable to the Company's former strategy of lowering Medicaid utilization to improve patient mix. This strategy adversely impacted the nursing centers' relationships with many of its primary patient referral sources. In addition, this strategy also resulted in significant regulatory compliance actions against the Company and general negative publicity. See "Legal Proceedings." The Company discontinued pursuing this strategy in April 1998.

  Operating income declined 10% to $246 million in 1998 and increased 5% to $273 million in 1997. Operating margins were 15.1% in 1998, 15.9% in 1997 and 16.2% in 1996. The decline in operating margins in both 1998 and 1997 was primarily attributable to reduced occupancy levels. Overall occupancy levels were 87.3%, 90.5% and 91.9% for 1998, 1997 and 1996, respectively. The mix of patient days by payor type (Medicare, Medicaid and private) did not changed materially during the past three years. Operating results for 1997 include a fourth quarter charge of $7.3 million of additional provisions for doubtful accounts related to the former TheraTx nursing centers to adjust the initial purchase price allocation.

  On July 1, 1998, PPS became effective for all of the Company's nursing centers. Under PPS, Medicare reimbursement to nursing centers was changed from a system based upon reasonable direct and indirect cost of providing care to patients to one in which nursing centers would receive a fixed per diem payment to cover substantially all services provided to patients, including ancillary services such as respiratory, rehabilitation, speech and occupational therapies and certain covered pharmaceuticals. For the first three years, per diem rates under PPS are blended based on facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs.

  Medicare revenues recorded by the Company in the second half of 1998 under PPS were substantially less than those received under the previous cost-based reimbursement system. For the six months ended June 30, 1998 (prior to the implementation of PPS), Medicare revenues per patient day approximated $350, while reimbursement per patient day under PPS approximated $280 in the second half of 1998 (including the effects of certain fourth quarter adjustments). In an effort to maintain operating margins, the Company substantially reduced its operating costs primarily through the reduction of certified therapists in its Vencare ancillary services business (which provides ancillary services to most of the Company's nursing centers). Operating margins in the first six months of 1998 approximated 15.0%, while operating margins in the second half of 1998 were 15.3%.

  Management believes that nursing center operating margins can be improved by increasing overall patient census levels. The nursing center division's strategy is focused primarily on improving the quality of its management and operations, thereby improving relationships with patient referral sources, particularly acute care hospitals. However, there can be no assurance that the negative census and operating income trends in the Company's nursing center division will be remedied by these actions.

 Hospital Division

  Revenues increased 17% in 1998 to $920 million and 43% in 1997 to $786 million. Excluding the effect of the Transitional Merger in 1997, revenues declined 3% in 1998 and increased 15% in 1997. While same-store patient volumes increased in both years, the decline in 1998 revenues resulted primarily from reductions in Medicare reimbursement.

  The Budget Act reduced Medicare reimbursement to the Company's hospitals related to TEFRA incentives, allowable bad debts and capital costs, and payments for services to patients transferred from a PPS hospital. The capital cost reductions became effective in the fourth quarter of 1997. The TEFRA incentive and bad debt reimbursements were reduced beginning in the second and third quarters of 1998. The reduction for payments for services to patients transferred from a PPS hospital became effective in the fourth quarter of 1998. Medicare revenues declined approximately $25 million in 1998 as a result of these legislative changes. Management believes that hospital revenues in 1999 could be reduced by approximately $40 million from 1997 levels due to the provisions of the Budget Act.

  Operating income increased 5% in 1998 to $260 million and 59% in 1997 to $247 million. The Transitional Merger accounted for $51 million of operating income in 1998 and $28 million in 1997. Operating margins were 28.3% in 1998, 31.4% in 1997 and 28.1% in 1996. Although operating costs per patient day declined slightly in 1998, operating margins were impacted adversely by the previously discussed Medicare reimbursement reductions. Operating results for 1997 included a charge of $1.0 million for additional provisions for doubtful accounts related to the former Transitional hospitals to adjust the initial purchase price allocation. Management believes that hospital operating margins may continue to decline in 1999.

 Vencare Ancillary Services Division

  Revenues declined 9% in 1998 to $583 million and increased 61% to $642 million in 1997. Most of the rehabilitation therapy business increase in 1998 and 1997 was attributable to the TheraTx Merger. Revenues from respiratory therapy declined 17% in 1998 to $141 million (including a 38% decline to $27 million in the fourth quarter) and increased 35% in 1997 to $170 million. The pharmacy business (acquired in connection with the Hillhaven Merger) generated revenues of $160 million, $167 million and $174 million for each of the past three years. Revenues related to other Vencare services, including home health, hospice, occupational medicine and diagnostic services, aggregated $32 million, $90 million and $52 million, respectively, for the last three years. By the end of 1998, the Company had disposed of or sold most of these businesses.

  Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry will be subject to PPS on or after January 1, 1999, management believes that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into Vencare contracts while transitioning to the new fixed payment system under PPS. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998. Under PPS, the reimbursement for these services provided to nursing center participants is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable.

  Operating income declined 44% in 1998 to $64 million and increased 64% in 1997 to $115 million. Operating income increased by $28 million and $27 million in 1998 and 1997, respectively, as a result of the TheraTx Merger. However, the ancillary services division reported an operating loss of $7 million in the fourth quarter of 1998, including the negative impact of $25 million of year-end adjustments. Management believes that the decline in the demand for respiratory therapy and rehabilitation therapy will continue into 1999 as most Vencare customers convert to PPS. Accordingly, the Company believes that Vencare operating income in 1999 could decline materially.

 Corporate Overhead

  Operating income for the Company's three operating divisions excludes allocations of corporate overhead. These costs aggregated $166 million, $124 million and $96 million during each of the last three years. The substantial increase in corporate overhead during 1998 was primarily attributable to the increased information systems spending necessary to strategically support each of the Company's businesses, to increase future operating efficiencies and to address Y2K issues. See "--Year 2000." Assimilation and support services related to the TheraTx Merger and the Transitional Merger also contributed to the increase in overhead in both 1998 and 1997. As a percentage of revenues (before eliminations), corporate overhead totaled 5.3% in 1998, 3.9% in 1997 and 3.7% in 1996.

 Unusual Transactions

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded. See Note 7 of the Notes to Consolidated Financial Statements for a discussion of unusual transactions.

 1998

  The following table summarizes the pretax impact of unusual transactions recorded during 1998 (in millions):

                                                  Quarters
                                         ---------------------------
                                         First Second Third   Fourth   Year
                                         ----- ------ ------  ------  -------
(Income)/expense
Asset valuation losses:
  Long-lived asset impairment...........                      $307.8  $ 307.8
  Investment in BHC.....................              $  8.5    43.1     51.6
  Wisconsin nursing center..............                        27.5     27.5
  Corporate properties..................       $ 8.8     2.9    15.1     26.8
  Acquired entities.....................                        13.5     13.5
Gain on sale of investments.............               (98.5)  (13.0)  (111.5)
Losses from termination of construction
 projects...............................                71.3             71.3
Reorganization Transactions costs....... $7.7    9.6                     17.3
Write-off of clinical information
 systems................................                        10.1     10.1
Doubtful accounts related to sold
 operations.............................                 9.6              9.6
Settlement of litigation................                         7.8      7.8
Loss on sale and closure of home health
 and hospice businesses.................         7.3                      7.3
                                         ----  -----  ------  ------  -------
                                         $7.7  $25.7  $ (6.2) $411.9  $ 439.1
                                         ====  =====  ======  ======  =======

  Long-lived asset impairment--Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS No. 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management is committed to a plan of disposal.

  As previously discussed, all of the Company's nursing centers became subject to PPS effective July 1, 1998. The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective in the fourth quarter of 1997. The reductions in TEFRA incentive payments and allowable costs for bad debts became effective in the second and third quarters of 1998. The reduction for payments for services to patients transferred from a PPS hospital became effective in the fourth quarter of 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry will be subject to PPS on or after January 1, 1999, management believes that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into Vencare contracts while transitioning to the new fixed payment system under PPS. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998.

  These significant regulatory changes and the impact of such changes on the Company's operating results in the third and fourth quarters of 1998 served as an indication to management that the carrying values of the assets of its nursing center and hospital facilities, as well as certain portions of its ancillary services business, may be impaired.

  In accordance with SFAS No. 121, management estimated the undiscounted cash flows for each of its facilities and ancillary services lines of business over the useful lives of the assets or the amortization periods for goodwill, and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 110 nursing centers, 12 hospitals and a portion of the goodwill associated with rehabilitation therapy business to their respective estimated fair values. The determination of the fair values of the impaired facilities and rehabilitation therapy business was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                          Property, Plant
                                                 Goodwill  and Equipment  Total
                                                 -------- --------------- ------
   Nursing centers..............................  $ 27.7      $ 71.6      $ 99.3
   Hospitals....................................    74.4        34.7       109.1
   Vencare......................................    99.2         0.2        99.4
                                                  ------      ------      ------
                                                  $201.3      $106.5      $307.8
                                                  ======      ======      ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the rehabilitation therapy business acquired as part of the TheraTx Merger was reduced from forty years to seven years, effective October 1, 1998. Management believes that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period is deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. Further, the effect of the change in estimated useful life will result in additional amortization expense of approximately $11 million during each of the next five years. See Note 8 of the Notes to Consolidated Financial Statements.

  Investment in BHC--In connection with the Transitional Merger, the Company acquired a 44% voting equity interest (61% equity interest) in BHC. The Company has been unsuccessful in its attempts to sell this investment. In July 1998, the Company entered into an agreement to sell its interest in BHC for an amount less than its carrying value and accordingly, a provision for loss of $8.5 million was recorded during the third quarter. In November 1998, the agreement to sell the Company's interest in BHC was terminated by the prospective buyer, indicating to the Company that the carrying amount of its investment may be impaired. Following an independent appraisal, the Company recorded a $43.1 million write-down of the investment in the fourth quarter of 1998. The net carrying amount of the investment aggregated $20.0 million at December 31, 1998.

  Wisconsin nursing center--The Company recorded an asset impairment charge of $27.5 million in the fourth quarter of 1998 related to a nursing center in Wisconsin that is leased from Ventas. The impairment resulted primarily from certain fourth quarter regulatory actions by state and Federal agencies with respect to the operation of the facility. In the fourth quarter of 1998, the facility reported a pretax loss of $4.2 million and is not expected to generate positive cash flows in the future.

  Corporate properties and acquired entities--During 1998, the Company recorded $26.8 million of charges related to the valuation of certain corporate assets, the most significant of which relates to previously capitalized amounts and expected property disposal losses associated with the cancellation of a corporate headquarters construction project. The Company also recorded $13.5 million of asset write-downs associated with the Hillhaven Merger, the TheraTx Merger and the Transitional Merger, including provisions for obsolete or abandoned computer equipment and miscellaneous receivables.

  Gain on sale of investments--In September 1998, the Company sold its investment in Atria Communities, Inc. ("Atria") for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. In November 1998, the Company's investment in Colorado MEDtech, Inc. was sold at a gain of $13.0 million. Proceeds from the sale were $22.0 million.

  Losses from termination of construction projects--In the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement to the Company's nursing centers and hospitals in connection with the Budget Act, management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $71.3 million, of which $53.9 million related to the cancellation of construction projects and the remainder related to the planned closure of the hospitals. In connection with the construction termination charge, the Company decided that it would not replace certain facilities that previously were accounted for as assets intended for disposal. Accordingly, the $53.9 million charge discussed above included a $10.0 million reversal of a previously recorded valuation allowance (the amount necessary to reduce the carrying value to fair value less costs of disposal) related to such facilities.

  Reorganization Transactions costs--The Reorganization Transactions were completed on May 1, 1998. Direct costs related to the transactions were $17.3 million and primarily included costs for professional services.

  Write-off of clinical information systems--During 1997, the Company began the installation of its proprietary clinical information system, VenTouch(TM), in several of its nursing centers. During the pilot process, the Company determined that VenTouch(TM) did not support effectively the nursing center processes, especially in facilities with lower acuity patients. Accordingly, management determined in the fourth quarter of 1998 to remove VenTouch(TM) from these facilities during 1999. A loss of $10.1 million has been recorded to reflect the write-off of the equipment and estimated costs of removal from the facilities.

  Doubtful accounts related to sold operations--In the third quarter of 1998, the Company recorded $9.6 million of additional provisions for doubtful accounts for accounts receivable associated with previously sold facilities.

  Settlement of litigation--The Company settled a legal action entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. (assumed in connection with the TheraTx Merger) which resulted in a payment of $16.2 million. Approximately $7.8 million of the settlement was charged to earnings in the fourth quarter of 1998, and the remainder of such costs had been previously accrued in connection with the purchase price allocation.

  Loss on sale and closure of home health and hospice businesses--The Company began operating its home health and hospice businesses as part of Vencare in 1996. These operations generally were unprofitable. In the second quarter of 1998, management decided to cease operations and either close or sell these businesses, resulting in a loss of $7.3 million.

1997

  During 1997, the Company completed the restructuring of the institutional pharmacy business discussed below and, in the fourth quarter, adjusted the accrued costs of the restructuring originally recorded in 1996. The adjustment increased pretax income by $8.7 million. In addition, changes in estimates and gains related to the disposition of assets increased pretax income by $5.1 million during 1997.

1996

  In the fourth quarter of 1996, the Company recorded pretax charges aggregating $125.2 million primarily to complete the integration of Hillhaven. In November 1996, the Company executed a definitive agreement to sell 34 underperforming or non-strategic nursing centers in early 1997. A charge of $65.3 million was recorded in connection with the disposition. In addition, the Company's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was reorganized to eliminate duplicative administrative functions and operate as an integral part of the Company's hospital operations. These activities resulted in a charge of $39.6 million and related primarily to costs associated with employee severance and benefit costs, facility close-down expenses and the write-off of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers also was recorded in the fourth quarter.

  During 1997, the Company sold 28 of the 34 non-strategic nursing centers planned for disposition. Proceeds from the transaction aggregated $11.2 million. In addition, one facility was sold and one was closed in January 1998, and two nursing centers were sold in April 1998. In February 1998, the Company was unable to receive the necessary licensure approvals to sell two non-strategic nursing centers for which provision for loss had been recorded in 1996. The Company continues to operate these facilities. Accrued provisions for loss related to these facilities were not significant.

  During 1996, the Company completed the integration of Hillhaven and adjusted the accrued costs of the Hillhaven Merger originally recorded in 1995. These adjustments increased 1996 pretax income by $13.8 million, including $9.3 million of gains on sales of assets.

 Capital Costs

  Upon completion of the Reorganization Transactions, the Company leased substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $461 million in 1998, $310 million in 1997 and $211 million in 1996. Rent expense in 1998 included $148 million paid to Ventas in connection with the Master Lease Agreements.

  As a result of the Reorganization Transactions, the overall leverage of the Company was increased substantially. Capital costs in 1998, including the impact of reduced depreciation and interest costs, were increased by approximately $75 million as a result of the Reorganization Transactions.

  The TheraTx Merger and the Transitional Merger in 1997 resulted in net cash payments of $359 million and $616 million, respectively, and were financed through the issuance of long-term debt. In connection with the Reorganization Transactions in 1998, approximately $992 million of long-term debt was retained by Ventas.

 Fourth Quarter Adjustments

  Preparation of the financial statements requires a number of estimates and judgments that are based upon the best available evidence at the time. In addition, management regularly reviews the methods used to recognize revenues and allocate costs to ensure that the financial statements reflect properly the results of interim periods.

  In addition to the unusual transactions previously discussed, during the fourth quarter of 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                                                 Business Segment
                                     -----------------------------------------
                                     Nursing
                                     Centers Hospitals Vencare Corporate Total
                                     ------- --------- ------- --------- -----
(Income)/expense
 Provision for doubtful accounts....  $14.0    $ 5.7    $ 9.3            $29.0
 Third party reimbursements,
  including amounts due from
  government agencies that are
  subject to dispute................    4.8     11.4     11.5             27.7
 Change in goodwill amortization
  period related to rehabilitation
  therapy business..................                      6.4              6.4
 Taxes other than income............                             $ 6.4     6.4
 Compensated absences...............    2.1     (0.8)     1.3      0.7     3.3
 Incentive compensation.............   (1.0)    (0.8)    (0.5)    (2.9)   (5.2)
 Litigation and regulatory actions..                               3.5     3.5
 Miscellaneous receivables..........                      5.2              5.2
 Gain on sale of assets.............                     (2.0)            (2.0)
 Other..............................    1.2     (1.0)     0.7      3.7     4.6
                                      -----    -----    -----    -----   -----
                                      $21.1    $14.5    $31.9    $11.4   $78.9
                                      =====    =====    =====    =====   =====

 Income Taxes

  At December 31, 1997, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time primarily were based on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon these revised forecasts, management does not believe that the Company can generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. As a result of those estimates, the Company recorded a deferred tax valuation allowance aggregating $203 million at December 31, 1998. See Note 11 of the Notes to Consolidated Financial Statements for a discussion of the valuation allowance.

 Consolidated Results

  The Company reported a pretax loss of $497 million in 1998 compared to income of $224 million in 1997 and $83 million in 1996.

  The net loss from operations in 1998, including the impact of the deferred tax valuation allowance ($203 million), aggregated $573 million. Net income from operations in 1997 and 1996 totaled $135 million and $48 million, respectively.

  In conjunction with the Reorganization Transactions, the Company incurred an extraordinary loss on extinguishment of debt aggregating $78 million. Extraordinary losses related to the refinancing of long-term debt in 1997 reduced net income by $4 million.

Liquidity

  As a result of the 1998 net loss from operations, the Company is currently in default of certain financial covenants under the Credit Agreement which was consummated in connection with the Reorganization Transactions. Management and the Senior Lenders are engaged in discussions in an effort to resolve this matter. The Senior Lenders have agreed to a waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The waiver limits, among other things, the amount of available borrowings under the Revolving Credit Facility to $55 million during the waiver period. The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements, the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. As discussed below, the Company and Ventas have entered into a structured payment plan for the payment of rent due under the Master Lease Agreements for April. In addition, the Company was informed on April 9, 1999 by HCFA that the Medicare program has made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. In addition, HCFA has indicated that all reimbursement payments to the Company will be suspended if the overpayment is not received by April 23. The Company is in discussions with HCFA regarding extending the repayment terms. The amount demanded by HCFA is included in amounts due to third party payors in the Company's consolidated balance sheet at December 31, 1998. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's hospitals and nursing centers. The Company's failure to comply with those covenants would result in the termination of the waiver.

  In the event the parties are unable to reach an agreement to amend or restructure the Credit Agreement, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. There can be no assurance that the Senior Lenders will provide the Company with an amendment to the Credit Agreement or waiver of the defaults after May 28, 1999 or will not seek to declare an event of default or credit freeze even prior to that date. In addition, the Company's 1998 Notes contain provisions which allow the creditors to accelerate their debt and seek certain other remedies if the Company has a payment default under the terms of the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Master Lease Agreements with Ventas do not contain similar cross-default provisions.

  If the Senior Lenders or the other creditors elect to exercise their right to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code.

  As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement and the principal amount of the 1998 Notes are presented as current liabilities on the Company's consolidated balance sheet at December 31, 1998 and the Company has a deficit in working capital of $683 million. The report of the Company's independent auditors, Ernst & Young LLP, includes a statement regarding the Company's ability to continue as a going concern after December 31, 1998.

  In addition to continuing to negotiate with the Senior Lenders in an attempt to obtain additional waivers or amendment of the aforementioned defaults, the Company has retained an investment banking firm and legal counsel to assist in the development of a strategic plan to restructure the Company's financial obligations and improve its financial position.

  On March 18, 1999, the Company served Ventas with a demand for mediation, seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered in the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration.

  Cash provided by operations totaled $323 million for 1998 compared to $266 million for 1997 and $179 million for 1996. Cash flows increased in 1998 due to a substantial reduction in accounts receivable and a $99 million increase in amounts due to third party payors. Days of revenues in accounts receivable declined to 59 at December 31, 1998 compared to 67 at December 31, 1997. Growth in amounts due to third party payors is primarily attributable to the Medicare program continuing to reimburse the Company's nursing centers under the prior cost-based reimbursement system after the Company's nursing centers had converted to PPS. On April 9, 1999, the Company was informed by HCFA that the Medicare program has made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. In addition, HCFA has indicated that all reimbursement payments to the Company will be suspended if the overpayment is not received by April 23. The Company is in discussions with HCFA regarding extending the repayment terms. There can be no assurance that the Company will have sufficient financial resources to satisfy this obligation. If the Company is unable to satisfy this obligation, it is likely that the Medicare program would recoup these funds by offsetting amounts to be paid to the Company in the future.

Capital Resources

  Excluding acquisitions, capital expenditures totaled $267 million for 1998 compared to $282 million for 1997 and $135 million for 1996. Planned capital expenditures in 1999 (excluding acquisitions) are expected to approximate $120 million to $140 million and include significant expenditures related to information systems and completion of nursing center improvement projects. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Capital expenditures during the last three years were financed primarily through additional borrowings, internally generated funds and, in 1996, from the collection of notes receivable aggregating $78 million. At December 31, 1998, the estimated cost to complete and equip construction in progress approximated $41 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 1999.

  During 1997, the Company expended approximately $359 million and $616 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These acquisitions were financed primarily through the issuance of long-term debt. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for a discussion of these acquisitions. The Company also expended $24 million, $37 million and $26 million for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers during 1998, 1997 and 1996, respectively. The Company does not intend to acquire additional nursing centers, hospitals and ancillary service businesses in 1999.

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of the Company's common stock at an aggregate cost of $82 million. Repurchases of 1,950,000 shares of the Company's common stock in 1996 totaled $55 million. These transactions were financed primarily through bank borrowings.

  At December 31, 1998, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $300 million of floating rate debt outstanding. The agreement provides for fixed rates on $300 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expires in $100 million increments in May 1999, November 1999 and May 2000. The fair value of the swap agreements is not recognized in the consolidated financial statements. The fair value of the swap agreements represents the estimated amount the Company would pay to terminate the agreements based on current interest rates.

Other Information

  In September 1998, the Company received $178 million from the sale of approximately 88% of its ownership of Atria and retained approximately 12% of the outstanding capital stock of the surviving entity. The Company is accounting for its investment in the surviving entity under the cost method. From July 1, 1997 until the sale, the Company accounted for Atria under the equity method. Prior to July 1, 1997, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria had been recorded since the consummation of the initial public offering of Atria in August 1996.

  At the time of the Reorganization Transactions, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis of the Company's investment in Atria which resulted from the Reorganization Transactions. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Reorganization Transactions. During the third quarter, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998.

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs, including organizational costs, as incurred. SOP 98-5 requires most entities to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. SOP 98-5 is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The amount of such unamortized costs was $8.9 million at December 31, 1998.

  The Company is a party to certain material litigation and regulatory actions as well as various lawsuits and claims arising in the ordinary course of business. See Note 23 of the Notes to Consolidated Financial Statements for a description of material litigation and regulatory actions.

Year 2000

  The Y2K issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips could potentially recognize the date ending in "00" as the year 1900 rather than 2000, causing many computer applications to fail or to create erroneous results. Certain of the Company's information technology systems ("IT") and non-IT systems such as building infrastructure components (e.g. alarm systems, HVAC, equipment and phone systems) and medical devices are affected by the Y2K issue. The Company has developed a comprehensive compliance program to manage the Y2K issue.

  In response to the Y2K issue, the Company established five teams to address Y2K issues in the following specific areas: (i) IT software and hardware; (ii) third party relationships; (iii) facility components; (iv) medical equipment; and (v) telephone systems. Each team is responsible for all phases of the Company's Y2K compliance program for both IT and non-IT systems in its designated area.

  The Company's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting the Company. The inventory and assessment phase consisted of a company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, the Company is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, the Company is performing verification and validation testing of IT and non-IT systems that have been remediated and those the Company believes are Y2K compliant. For IT and non-IT systems that are developed internally, the Company verifies compliance status directly with the development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, the Company is requesting written assurances of compliance directly from the vendors. When non-compliant systems are identified, the Company will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of the new financial information and patient accounting systems and any IT or non-IT systems that have been remediated and tested to the Company's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. The Company has employed and will continue to employ external consultants to assist it through each of the phases.

  All phases of the compliance program are on schedule to meet target completion dates. The progress of each phase is being monitored by management and periodically reported to the Audit and Compliance Committee of the Board of Directors. The following chart depicts the Company's target completion dates and the status of each phase as of December 31, 1998:

                                                          Target     Approximate
                                                        Completion   Percentage
   Phase                                                   Date       Completed
   -----                                               ------------- -----------
Business assessment................................... May 1998          100%
Inventory and assessment.............................. December 1998     100%
Remediation and testing............................... June 1999          65%
Implementation and rollout............................ November 1999      40%
Post-implementation................................... April 2000          0%

  The implementation and rollout phase will involve the installation of the new financial information and patient accounting systems beginning in the first quarter of 1999. Substantially all of the current systems are being remediated in the event of unanticipated delays in the implementation of the new systems.

  The following chart depicts, by designated area, the percentage of the Company's IT and non-IT systems that have been tested and verified Y2K compliant as of December 31, 1998:

                                                         Approximate Percentages
 Designated Area                                          Tested Y2K Compliant
 ---------------                                         -----------------------
IT software and hardware................................            60%
Facility components.....................................            70%
Medical equipment.......................................            90%
Telephone systems.......................................            80%

  For Y2K issues involving third parties, the Company has separated these issues between significant business partners (e.g. financial intermediaries and insurance companies) and the Company's significant suppliers and vendors (e.g. medical supplies, utilities, food, etc.). The Company has completed its assessment of material third party relationships. The Company is using the information from these assessments to develop and refine guidelines for facilities to address the Y2K compliance status of local business partners and suppliers.

  At this stage in the Company's compliance program, the Company has identified three critical risks caused by the Y2K issue: (i) unanticipated delays in the implementation and rollout of the new financial information and patient accounting systems; (ii) unanticipated system failures by third party reimbursement sources including government payors and intermediaries; and (iii) unanticipated system failures by third party suppliers and vendors which could affect patient care.

  The failure by the Company to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and other systems. As previously discussed, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000. This effort was initiated to consolidate the Company's current systems and to respond to the changes created by the Budget Act. The new systems configuration and development efforts are scheduled to be completed during the first quarter of 1999. At that point, the Company will begin installing the new systems in its facilities and plans to complete the installation by November 1999. If the rollout of the new financial information and patient accounting systems experiences unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary and available, external personnel.

  The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company believes that while many commercial insurance carriers will be Y2K compliant, Federal and state agencies are more likely to have system failures caused by Y2K issues. The Company is contacting all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. The Company has not received assurance that systems used by Medicare and Medicaid will be Y2K compliant. The failure of information systems of Federal and state governmental agencies and other third party payors could have a material adverse effect on the Company's liquidity and financial position.

  The Company also has initiated communications with its critical suppliers and vendors. The Company is evaluating information provided by third party vendors and is conducting limited independent testing of critical systems and applications. In most cases, the Company is relying on information being provided to it by such third parties. While the Company is attempting to evaluate the information provided, there can be no assurance that in all instances accurate information is being provided. If third party suppliers and vendors fail to respond to the Company's request for information, the Company may seek to procure other sources of supplies.

  The Company is developing contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans will cover all IT and non-IT systems for each of the five designated areas. Substantially all critical financial information and patient accounting systems currently in place are being remediated to be Y2K compliant in the event of an unanticipated delay in the implementation of the Company's new systems. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities. Such contingency plans may include arranging for interim payments from Medicare and submitting written requests for Medicaid payments.

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

  Management currently is implementing a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000 at a cost of approximately $45 million. A substantial portion of these costs will be capitalized and amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs currently are estimated to be approximately $66 million, of which the Company has expended approximately $34 million through December 31, 1998. A majority of the costs related solely to Y2K compliance will be expensed as incurred. The costs of the new financial information and patient accounting systems and the additional Y2K costs are expected to be funded through operating cash flows and available borrowings under the Credit Agreement. There can be no assurance that the Company will have sufficient resources to finance these costs. The Company does not expect to incur any material information system costs other than the new financial information and patient accounting systems and Y2K compliance program during 1999. See "Business--Recent Developments."

  Management's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. While the Company believes it has substantially completed its assessment of all Y2K issues, its estimate of the costs to address such issues may change as it proceeds with the remediation and implementation of its new financial systems. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations.

  Although the Company is assessing the readiness of the Medicare and Medicaid programs and other third party payors and preparing contingency plans, there can be no guarantee that the failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company.

Healthcare Reform

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs by $115 billion and $13 billion, respectively, over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  The Budget Act also established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States will be subject to this new payment system during the first quarter of 1999, all of the Company's nursing centers were impacted by PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing centers, the Company has been impacted adversely since the Federal per diem rates for higher acuity patients do not, in the Company's opinion, adequately compensate for the additional expenses and risks associated with caring for such patients.

  As the nursing center industry transitions to PPS, the volume of ancillary services provided per patient day to nursing center patients has declined and continues to decline. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services. Given the importance of the ancillary services division to the Company's profitability, there can be no assurance that the Company's margins and its results of operations, liquidity and financial position will not continue to be materially and adversely impacted by PPS.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The limits are based on a blend of data from wage rates for hospitals and nursing centers and include salary, fringe benefit and expense factors. Rates are defined by specific geographic market areas, based upon a modified version of the hospital wage index. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998. The Company will continue to charge client nursing centers in accordance with the revised guidelines until such nursing centers transition to PPS. Under PPS for nursing centers, the reimbursement for these services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient and the salary equivalency guidelines are not applicable. Most of the Company's client nursing centers are expected to transition to PPS on or about January 1, 1999.

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

  There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities leased by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

  There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

  Medicare revenues as a percentage of total revenues were 33%, 34% and 31% for 1998, 1997 and 1996, respectively, while Medicaid percentages of total revenues approximated 27%, 26% and 31% for the respective periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's only significant exposure to market risk is changes in the level of LIBOR interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. To mitigate the impact of fluctuations in these interest rates, the Company generally maintains a significant portion of its borrowings as fixed rate in nature either by borrowing on a fixed rate long-term basis or entering into interest rate swap agreements.

  The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates and constitute a forward-looking statement. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity date. For interest rate swap agreements, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                         Average Interest (Swap) Rate
                            (Dollars in thousands)

                                           Expected Maturities                                  Fair
                          ----------------------------------------------------------           Value
                            1999      2000     2001      2002     2003    Thereafter  Total   12/31/98
                          --------  --------  -------  --------  -------  ---------- -------- --------
Liabilities:
Long-term debt,
 including amounts due
 within one year:
 Fixed rate.............  $  2,074  $  1,495  $   610  $    577  $   474   $305,835  $311,065 $255,736
 Average interest rate..      9.77%     9.77%    9.77%     9.77%    9.77%      9.00%
 Variable rate..........  $  6,974  $ 19,474  $61,974  $128,640  $27,700   $220,706  $465,468 $465,468
 (a) Average interest
  rate
Interest rate derivative
 financial instruments
 related to debt:
Interest rate swaps:
 Pay fixed/receive
  variable..............  $200,000  $100,000                                         $300,000 $  3,860
 Average pay rate.......       6.4%      6.4%
 (b) Average receive
  rate

--------
(a) Interest is payable, depending on certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2%.
(b)  The variable rate portion of the interest rate swap is 3-month LIBOR.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item 8 is included in appendix pages F-2 through F-37 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.
                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1998, 1997 and 1996....................................................  F-3
  Consolidated Balance Sheet, December 31, 1998 and 1997..................  F-4
  Consolidated Statement of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996.......................................  F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1998, 1997 and 1996....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (Unaudited)................ F-36
Financial Statement Schedules (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 1998, 1997 and 1996....................................... F-37

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(2) Index to Exhibits:

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
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

   4.1   Articles IV and X of the Restated Certificate of Incorporation of the
         Company is included in Exhibit 3.1.

   4.2   Indenture dated April 30, 1998, among the Company, Vencor Operating,
         Inc. and PNC Bank, National Association, as Trustee. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

   4.3 Form of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (included in Exhibit 4.2).

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

  10.1 Credit Agreement dated as of April 29, 1998 (the "Credit Agreement"), among the Company, Vencor Operating, Inc., the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of New York and NationsBank,
         N.A. Exhibit 10.1 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

  10.2 Amendment No. 1 dated as of September 30, 1998 to the Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank, LC Issuing Banks, Senior Managing Agents,
         Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust
         Company of New York, as Documentation Agent and Collateral Agent, and
         NationsBank, N.A., as Administrative Agent.

  10.3   Waiver No. 2 to the Credit Agreement dated as of March 31, 1999 among
         Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and
         LC Issuing Banks party thereto, the Senior Managing Agents, Managing
         Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and
         NationsBank, N.A., as Administrative Agent. Exhibit 99.2 to the
         Current Report on Form 8-K of the Company dated March 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

  10.4*  Vencor Retirement Savings Plan Amended and Restated as of January 1,
         1997. Exhibit 10.2 to the Ventas, Inc. Form 10-K for the year ended
         December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

  10.5*  Amendment No. 1 to the Vencor Retirement Savings Plan Amended and
         Restated dated July 1, 1997. Exhibit 10.3 to the Ventas, Inc. Form 10-
         K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

  10.6*  Amendment No. 2 to the Vencor Retirement Savings Plan Amended and
         Restated dated December 31, 1997. Exhibit 10.4 to the Ventas, Inc.
         Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-
         10989) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.7*   Amendment No. 3 to the Vencor Retirement Savings Plan Amended and
         Restated dated December 31, 1997. Exhibit 10.5 to the Ventas, Inc.
         Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-
         10989) is hereby incorporated by reference.

 10.8* Vencor, Inc. 401(k) Master Trust Agreement dated January 1, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A.
         Exhibit 10.6 to the Ventas, Inc. Form 10-K for the year ended December
         31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.9*   Amendment No. 1 to Vencor, Inc. 401(k) Master Trust Agreement dated
         January 1, 1997 by and between the Company and Wachovia Bank of North
         Carolina, N.A. Exhibit 10.7 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.10* Amendment No. 2 to Vencor, Inc. 401(k) Master Trust Agreement by and between the Company and Wachovia Bank of North Carolina, N.A. Exhibit
         10.3 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.11*  Retirement Savings Plan for Certain Employees of Vencor and its
         Affiliates Amended and Restated as of January 1, 1997. Exhibit 10.8 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm.
         File No. 1-19089) is hereby incorporated by reference.

 10.12*  TheraTx Retirement Savings Plan Amended and Restated effective as of
         January 1, 1998. Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.13*  THC Retirement Savings Plan Amended and Restated effective as of
         January 1, 1998. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.14 Tax Allocation Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.15 Transition Services Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc. Exhibit 10.10 to the Company's
         Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No.
         001-14057) is hereby incorporated by reference.

 10.16 Agreement of Indemnity--Third Party Leases dated as of April 30, 1998 by and between the Company and its subsidiaries and Ventas, Inc.
         Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.17   Agreement of Indemnity--Third Party Contracts dated as of April 30,
         1998 by and between the Company and its subsidiaries and Ventas, Inc.
         Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.18*  Vencor, Inc. Deferred Compensation Plan dated January 1, 1996. Exhibit
         10.24 to the Ventas, Inc. Form 10-K for the year ended December 31,
         1996 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.19* Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-
         K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.20   Forbearance Agreement among First Healthcare Corporation, Medisave
         Pharmacies, Inc. and Certain Limited Partnerships, dated as of August
         25, 1995. Exhibit 10.52 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.21 Strategic Alliance Agreement dated as of June 10, 1997 by and between the Company, Continental Casualty Company and Valley Forge Life
         Insurance Company. Exhibit 10.1 to the Ventas, Inc. Form 10-Q for the quarterly period ended June 30, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.22   Amended and Restated Agreement and Plan of Merger. Appendix A to
         Amendment No. 2 to the Ventas, Inc. Registration Statement on Form S-4
         (Reg. No. 33-59345) is hereby incorporated by reference.

 10.23   Agreement and Plan of Merger dated as of February 9, 1997 among
         TheraTx, Incorporated, Vencor, Inc. and Peach Acquisition Corp.
         ("Peach"). Exhibit (c)(1) to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated February 14, 1997 (Comm. File No. 1-
         10989) is hereby incorporated by reference.

 10.24   Amendment No. 1 to Agreement and Plan of Merger dated as of February
         28, 1997 among TheraTx, Incorporated, Vencor, Inc. and Peach. Exhibit
         (c)(3) of Amendment No. 2 to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.25   Agreement and Plan of Merger, dated June 18, 1997 by and among Vencor,
         Inc., LV Acquisition Corp. and Transitional Hospitals Corporation.
         Exhibit 2.1 to the Ventas, Inc. Current Report on Form 8-K dated July
         3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.26   Agreement and Plan of Merger, dated May 2, 1997, among Select Medical
         Corporation, SM Acquisition Co. and Transitional Hospitals
         Corporation. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated May 2, 1997 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.27 Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit
         99.1 to the Current Report on Form 8-K of Transitional dated October
         22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.28   Agreement and Plan of Merger between Transitional Hospitals
         Corporation and Behavioral Healthcare Corporation, dated October 22,
         1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.29   First Amendment to Asset Purchase Agreement between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.30   Amendment to Agreement and Plan of Merger between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.31*  Vencor, Inc. 1998 Incentive Compensation Plan. Exhibit 10.23 to the
         Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.32*  Vencor, Inc. 1998 Stock Option Plan for Non-Employee Directors.
         Exhibit 10.24 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.33*  Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit
         10.25 to the Company's Registration Statement on Form S-4 (Reg. No.
         333-57953) is hereby incorporated by reference.

 10.34*  Vencor, Inc. Non-Employee Directors Deferred Compensation Plan.
         Exhibit 10.26 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.35*  Vencor, Inc. Supplemental Executive Retirement Plan dated January 1,
         1998, as amended. Exhibit 10.27 to the Company's Registration
         Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.36*  Form of Vencor Operating, Inc. Change-in-Control Severance Agreement.
         Exhibit 10.28 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.37   Form of Vencor, Inc. Promissory Note. Exhibit 10.29 to the Company's
         Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.38*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and W. Bruce Lunsford. Exhibit 10.4 to the Company's
         Form 10-Q for the quarterly period ended September 30, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.39*  Form of Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and certain executive officers of Vencor Operating, Inc. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.40* Form of Non-Transferable Full Recourse Secured Promissory Note dated as of September 28, 1998 made by certain executive officers in favor of Vencor Operating, Inc. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.41*  Separation Agreement and Release of Claims entered into by Michael R.
         Barr and Vencor, Inc.

 10.42*  Separation Agreement and Release of Claims entered into by W. Earl
         Reed, III and Vencor, Inc.

 10.43*  Employment Agreement dated as of November 9, 1998 between Edward L.
         Kuntz and Vencor Operating, Inc.

 10.44* Change-in-Control Severance Agreement dated as of October 14, 1998 between W. Bruce Lunsford and Vencor Operating, Inc.

 10.45   Distribution Agreement between the Company and Ventas, Inc. Exhibit
         10.2 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.46   Form of Master Lease Agreement between the Company and Ventas, Inc.
         Exhibit 10.3 to the Company's Form 10, as amended, dated April 27,
         1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.47   Form of First Amendment to Master Lease Agreement dated December 31,
         1998 between the Company and Ventas, Inc.

 10.48 Second Amendment to Master Lease Agreement No. 1 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company.

 10.49 Second Amendment to Master Lease Agreement No. 2 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company.

 10.50 Second Amendment to Master Lease Agreement No. 3 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.51  Second Amendment to Master Lease Agreement No. 4 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company.

  10.52  Development Agreement between the Company and Ventas, Inc. Exhibit
         10.4 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.
  10.53  Participation Agreement between the Company and Ventas, Inc. Exhibit
         10.5 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

  10.54  Agreement and Plan of Reorganization between the Company and Ventas,
         Inc. Exhibit 10.1 to the Company's Form 10, as amended, dated April
         27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.55 Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

  10.56  Standstill Agreement dated March 31, 1999 between the Company and
         Ventas, Inc. Exhibit 99.3 to the Current Report on Form 8-K of the
         Company dated March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.57 Second Standstill Agreement dated April 12, 1999 between the Company and Ventas, Inc.

  10.58  Tolling Agreement dated April 12, 1999 between the Company and Ventas,
         Inc.

  21     List of Subsidiaries.

  23     Consent of Ernst & Young LLP.

  27.1 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

  27.2 Restated Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Annual Report on Form 10-K.

(b) Reports on Form 8-K.

  On December 18, 1998, the Company filed a Current Report on Form 8-K to report the results of the exchange offer to reprice certain stock options. On December 31, 1998, the Company filed a Current Report on Form 8-K to announce that it intended to engage an independent investment adviser to appraise the Company's equity investment in BHC and that the Company anticipated a write-down in its investment in BHC.

(c) Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) Financial Statement Schedules.

  The response to this portion of Item 14 is included in appendix page F-37 of this Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1999                      Vencor, Inc.

                                                  /s/ Edward L. Kuntz
                                          By: _________________________________
                                                      Edward L. Kuntz
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                   Date
              ---------                            -----                   ----

  /s/ Ulysses L. Bridgeman, Jr.                  Director             April 15, 1999
______________________________________
      Ulysses L. Bridgeman, Jr.

        /s/ Elaine L. Chao                       Director             April 15, 1999
______________________________________
            Elaine L. Chao

        /s/ Donna R. Ecton                       Director             April 15, 1999
______________________________________
            Donna R. Ecton

       /s/ Stanley C. Gault                      Director             April 15, 1999
______________________________________
           Stanley C. Gault

       /s/ Edward L. Kuntz             Chairman of the Board, Chief   April 15, 1999
______________________________________  Executive Officer and
           Edward L. Kuntz              President (Principal
                                        Executive Officer)

    /s/ Richard A. Lechleiter          Vice President, Finance,       April 15, 1999
______________________________________  Corporate Controller and
        Richard A. Lechleiter           Treasurer (Principal
                                        Accounting Officer)

      /s/ William H. Lomicka                     Director             April 15, 1999
______________________________________
          William H. Lomicka

    /s/ Richard A. Schweinhart         Senior Vice President and      April 15, 1999
______________________________________  Chief Financial Officer
        Richard A. Schweinhart          (Principal Financial
                                        Officer)

                                 VENCOR, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  F-2

Consolidated Financial Statements:

  Consolidated Statement of Operations for the years ended December 31,
   1998, 1997 and 1996....................................................  F-3

  Consolidated Balance Sheet, December 31, 1998 and 1997..................  F-4

  Consolidated Statement of Stockholders' Equity for the years ended
   December 31, 1998, 1997
   and 1996...............................................................  F-5

  Consolidated Statement of Cash Flows for the years ended December 31,
   1998, 1997 and 1996....................................................  F-6

  Notes to Consolidated Financial Statements..............................  F-7

  Quarterly Consolidated Financial Information (Unaudited)................ F-36

Financial Statement Schedules (a):

  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 1998, 1997
   and 1996............................................................... F-37

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Vencor, Inc.

  We have audited the accompanying consolidated balance sheets of Vencor, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company incurred a net loss in 1998 and has a working capital deficiency at December 31, 1998. In addition, the Company was not in compliance with certain covenants of a loan agreement at December 31, 1998. These conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
April 13, 1999

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (In thousands, except per share amounts)

                                               1998        1997        1996
                                            ----------  ----------  ----------
Revenues................................... $2,999,739  $3,116,004  $2,577,783
                                            ----------  ----------  ----------
Salaries, wages and benefits...............  1,753,023   1,788,053   1,490,938
Supplies...................................    294,372     303,140     261,621
Rent.......................................    234,144      89,474      77,795
Other operating expenses...................    988,072     490,327     530,997
Depreciation and amortization..............    124,617     123,865      99,533
Interest expense...........................    107,008     102,736      45,922
Investment income..........................     (4,688)     (6,057)    (12,203)
                                            ----------  ----------  ----------
                                             3,496,548   2,891,538   2,494,603
                                            ----------  ----------  ----------
Income (loss) before income taxes..........   (496,809)    224,466      83,180
Provision for income taxes.................     76,099      89,338      35,175
                                            ----------  ----------  ----------
Income (loss) from operations..............   (572,908)    135,128      48,005
Extraordinary loss on extinguishment of
 debt, net of income tax
 benefit of $48,789 in 1998 and $2,634 in
 1997......................................    (77,937)     (4,195)          -
                                            ----------  ----------  ----------
    Net income (loss)......................   (650,845)    130,933      48,005
Preferred stock dividend requirements......       (697)          -           -
                                            ----------  ----------  ----------
    Income (loss) available to common
     stockholders.......................... $ (651,542) $  130,933  $   48,005
                                            ==========  ==========  ==========
Earnings (loss) per common share:
 Basic:
  Income (loss) from operations............ $    (8.39) $     1.96  $     0.69
  Extraordinary loss on extinguishment of
   debt....................................      (1.14)      (0.06)          -
                                            ----------  ----------  ----------
    Net income (loss)...................... $    (9.53) $     1.90  $     0.69
                                            ==========  ==========  ==========
 Diluted:
  Income (loss) from operations............ $    (8.39) $     1.92  $     0.68
  Extraordinary loss on extinguishment of
   debt....................................      (1.14)      (0.06)          -
                                            ----------  ----------  ----------
    Net income (loss)...................... $    (9.53) $     1.86  $     0.68
                                            ==========  ==========  ==========
Shares used in computing earnings (loss)
 per common share:
  Basic....................................     68,343      68,938      69,704
  Diluted..................................     68,343      70,359      70,702


                            See accompanying notes.

                                  VENCOR, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997
                    (In thousands, except per share amounts)

                                                            1998        1997
                                                         ----------  ----------
                        ASSETS
Current assets:
 Cash and cash equivalents.............................  $   34,551  $   55,627
 Accounts and notes receivable less allowance for loss
  of $106,471--1998
  and $57,203--1997....................................     471,701     619,068
 Inventories...........................................      28,594      27,605
 Income taxes..........................................      15,315      73,413
 Other.................................................      78,317      82,435
                                                         ----------  ----------
                                                            628,478     858,148
Property and equipment, at cost:
 Land..................................................      22,256     144,074
 Buildings.............................................     163,846   1,084,770
 Equipment.............................................     456,825     592,335
 Construction in progress (estimated cost to complete
  and equip after
  December 31, 1998--$41,000)..........................     106,940     174,851
                                                         ----------  ----------
                                                            749,867   1,996,030
 Accumulated depreciation..............................    (262,551)   (488,212)
                                                         ----------  ----------
                                                            487,316   1,507,818
Goodwill less accumulated amortization of $45,628--1998
 and $18,886--1997.....................................     456,644     659,311
Investment in affiliates...............................      35,707     178,301
Assets held for sale...................................      28,524           -
Other..................................................      81,221     131,161
                                                         ----------  ----------
                                                         $1,717,890  $3,334,739
                                                         ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................  $  152,103  $  106,019
 Salaries, wages and other compensation................     150,906     163,642
 Due to third party payors.............................      98,851           -
 Other accrued liabilities.............................     139,254     129,906
 Long-term debt due within one year....................       9,048      27,468
 Long-term debt in default classified as current.......     760,885           -
                                                         ----------  ----------
                                                          1,311,047     427,035
Long-term debt.........................................       6,600   1,919,624
Deferred credits and other liabilities.................      85,255      82,730
Series A preferred stock...............................       1,743           -
Contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value; authorized 10,000
  shares; none issued and outstanding..................           -           -
 Common stock, $0.25 par value; authorized 180,000
  shares;
  issued 70,146 shares--1998 and 73,470 shares--1997...      17,537      18,368
 Capital in excess of par value........................     665,447     766,078
 Retained earnings (deficit)...........................    (369,739)    281,803
                                                         ----------  ----------
                                                            313,245   1,066,249
 Common treasury stock; 6,159 shares--1997.............           -    (160,899)
                                                         ----------  ----------
                                                            313,245     905,350
                                                         ----------  ----------
                                                         $1,717,890  $3,334,739
                                                         ==========  ==========

                            See accompanying notes.

                                  VENCOR, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                              Shares
                          ----------------
                                   Common  Par Value Capital in  Retained    Common
                          Common  Treasury  Common   Excess of   Earnings   Treasury
                          Stock    Stock     Stock   Par Value   (Deficit)    Stock      Total
                          ------  -------- --------- ----------  ---------  ---------  ---------
Balances, December 31,
 1995...................  72,158   (2,025)  $18,040  $ 684,377   $ 102,865  $ (33,218) $ 772,064
 Net income.............                                            48,005                48,005
 Increase in equity
  resulting from initial
  public offering of
  Atria Communities,
  Inc.
  common stock..........                                19,828                            19,828
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     457      246       114      9,223                  3,083     12,420
 Repurchase of common
  stock.................           (1,950)                                    (55,305)   (55,305)
 Other..................               (1)                  99                    (20)        79
                          ------   ------   -------  ---------   ---------  ---------  ---------
Balances, December 31,
 1996...................  72,615   (3,730)   18,154    713,527     150,870    (85,460)   797,091
 Net income.............                                           130,933               130,933
 Increase in equity
  resulting from
  secondary public
  offering of Atria
  Communities, Inc.
  common stock..........                                22,553                            22,553
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     855      496       214     29,336                  6,212     35,762
 Repurchase of common
  stock.................           (2,925)                                    (81,651)   (81,651)
 Other..................                                   662                               662
                          ------   ------   -------  ---------   ---------  ---------  ---------
Balances, December 31,
 1997...................  73,470   (6,159)   18,368    766,078     281,803   (160,899)   905,350
 Net loss...............                                          (650,845)             (650,845)
 Non-cash spin-off
  transactions with
  Ventas, Inc.:
 Property and equipment,
  net...................                              (953,534)                         (953,534)
 Long-term debt.........                               991,768                           991,768
 Common treasury stock..  (5,917)   5,917    (1,479)  (156,390)               157,869          -
 Series A preferred
  stock.................                               (17,700)                          (17,700)
 Deferred income taxes..                                15,907                            15,907
 Issuance of common
  stock in connection
  with employee benefit
  plans.................   2,593      242       648     14,396                  3,030     18,074
 Preferred stock
  dividend
  requirements..........                                              (697)                 (697)
 Other..................                                 4,922                             4,922
                          ------   ------   -------  ---------   ---------  ---------  ---------
Balances, December 31,
 1998...................  70,146        -   $17,537  $ 665,447   $(369,739) $       -  $ 313,245
                          ======   ======   =======  =========   =========  =========  =========


                            See accompanying notes.

                                  VENCOR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                1998        1997       1996
                                              ---------  ----------  ---------
Cash flows from operating activities:
 Net income (loss)........................... $(650,845) $  130,933  $  48,005
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization..............   124,617     123,865     99,533
  Provision for doubtful accounts............    55,561      31,176     15,001
  Deferred income taxes......................    71,496      53,164    (34,814)
  Extraordinary loss on extinguishment of
   debt......................................   126,726       6,829          -
  Unusual transactions.......................   407,542           -    121,789
  Other......................................     2,173      (9,737)    (9,316)
  Change in operating assets and liabilities:
   Accounts and notes receivable.............   100,131     (87,914)   (64,304)
   Inventories and other assets..............   (11,920)     (7,196)    (3,313)
   Accounts payable..........................    52,437     (14,177)     2,165
   Income taxes payable......................   (17,167)     22,850    (23,892)
   Due to third party payors.................    98,851           -          -
   Other accrued liabilities.................   (36,406)     16,251     28,088
                                              ---------  ----------  ---------
     Net cash provided by operating
      activities.............................   323,196     266,044    178,942
                                              ---------  ----------  ---------
Cash flows from investing activities:
 Purchase of property and equipment..........  (267,288)   (281,672)  (135,027)
 Acquisition of TheraTx, Incorporated........         -    (359,439)         -
 Acquisition of Transitional Hospitals
  Corporation................................         -    (615,620)         -
 Other acquisitions..........................   (24,227)    (36,630)   (26,236)
 Sale of investment in Atria Communities,
  Inc........................................   177,500           -          -
 Sale of investment in Colorado MEDtech,
  Inc........................................    22,001           -          -
 Sale of other assets........................    37,827      75,988      9,147
 Series A preferred stock loans..............   (15,930)          -          -
 Collection of notes receivable..............     2,678       8,687     78,151
 Net change in investments...................    13,164      (4,513)      (445)
 Other.......................................    (7,881)    (20,461)    (6,576)
                                              ---------  ----------  ---------
     Net cash used in investing activities...   (62,156) (1,233,660)   (80,986)
                                              ---------  ----------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit............................  (251,146)    418,700     (1,500)
 Issuance of long-term debt..................   700,000       2,818     10,495
 Net proceeds from senior subordinated notes
  offerings..................................   294,000     731,812          -
 Redemption of senior subordinated notes.....  (732,547)          -          -
 Repayment of long-term debt.................  (281,316)   (130,516)   (31,586)
 Payment of deferred financing costs.........   (11,334)    (22,052)    (1,816)
 Public offering of common stock of
  affiliate..................................         -           -     52,247
 Other issuances of common stock.............       227      13,832      2,242
 Repurchase of common stock..................         -     (81,651)   (55,305)
 Other.......................................         -        (207)       (46)
                                              ---------  ----------  ---------
     Net cash provided by (used in) financing
      activities.............................  (282,116)    932,736    (25,269)
                                              ---------  ----------  ---------
Change in cash and cash equivalents..........   (21,076)    (34,880)    72,687
Cash and cash equivalents at beginning of
 period......................................    55,627      90,507     17,820
                                              ---------  ----------  ---------
Cash and cash equivalents at end of period... $  34,551  $   55,627  $  90,507
                                              =========  ==========  =========
Supplemental information:
 Interest payments........................... $ 129,395  $   76,864  $  46,527
 Income tax payments (refunds)...............   (31,576)     16,042     55,303

                            See accompanying notes.

                                 VENCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

  Vencor, Inc. and its subsidiaries ("Vencor" or the "Company") operate an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At December 31, 1998, the Company operated 57 long-term acute care hospitals (4,979 licensed beds), 291 nursing centers (38,362 licensed beds) and its Vencare ancillary services business ("Vencare") which provided respiratory and rehabilitation therapies, medical services and pharmacy management services under approximately 2,800 contracts to nursing centers and other healthcare providers.

  In January 1998, the Board of Directors of Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the hospital, nursing center and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company (the "Reorganization Transactions"). On April 30, 1998, Ventas completed the spin off of its healthcare operations through the distribution of the common stock of Vencor to stockholders of record of Ventas as of April 27, 1998 (the "Distribution"). The Distribution was consummated on May 1, 1998 (the "Distribution Date"). For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

  On March 21, 1997, the Company completed the acquisition of TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and operator of 26 nursing centers, pursuant to a cash tender offer (the "TheraTx Merger"). See Note 3.

  On June 24, 1997, the Company acquired substantially all of the outstanding common stock of Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals, pursuant to a cash tender offer. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger"). See Note 4.


 Basis of Presentation

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

  The TheraTx Merger and Transitional Merger have been accounted for by the purchase method, which requires that the accounts and operations of acquired entities be included with those of the Company since the acquisition of a controlling interest. Accordingly, the accompanying consolidated financial statements include the operations of TheraTx and Transitional since March 21, 1997 and June 24, 1997, respectively. The Company finalized the purchase price allocations related to these transactions in 1998.

  In September 1998, the Company sold approximately 88% of its investment in its assisted living affiliate, Atria Communities, Inc. ("Atria") resulting from the merger of Atria and Kapson Senior Quarters Corp. In connection with the merger, the Company retained approximately 12% of the outstanding capital stock of the surviving entity and accounts for such investment under the cost method of accounting. From July 1, 1997 to the date of sale, the Company accounted for Atria under the equity method of accounting. Prior to July 1, 1997, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria were recorded since the consummation of the initial public offering in August 1996. See Note 7.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 1--ACCOUNTING POLICIES (Continued)

 Impact of Recent Accounting Pronouncements

  Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. The adoption of SFAS 130 had no impact on the Company's net loss or common stockholders' equity for the year ended December 31, 1998.

  Beginning in 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires revised disclosures for segments of a company based upon management's approach to defining business operating segments. See Note 9.

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted by the Company in the first quarter of 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company does not expect the adoption of SOP 98-1 to have a material effect on its consolidated financial position or results of operations.

  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires entities to expense start-up costs, including organizational costs, as incurred. SOP 98-5 requires most entities to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. SOP 98-5 is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The amount of such unamortized costs was $8.9 million at December 31, 1998.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management has not determined the effect, if any, of SFAS 133 on the Company's consolidated financial statements.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the 1998 presentation.

 Revenues

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (in thousands):

                                                1998        1997        1996
                                             ----------  ----------  ----------
Medicare.................................... $1,024,508  $1,068,624  $  822,589
Medicaid....................................    848,910     841,598     821,828
Private and other...........................  1,250,821   1,271,693     972,906
                                             ----------  ----------  ----------
                                              3,124,239   3,181,915   2,617,323
Elimination.................................   (124,500)    (65,911)    (39,540)
                                             ----------  ----------  ----------
                                             $2,999,739  $3,116,004  $2,577,783
                                             ==========  ==========  ==========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 1--ACCOUNTING POLICIES (Continued)

 Cash and Cash Equivalents

  Cash and cash equivalents include unrestricted highly liquid investments with an original maturity of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 Accounts Receivable

  Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Amounts recorded include estimated provisions for loss related to uncollectible accounts and disputed items that have continuing significance, such as third-party reimbursements that continue to be claimed in current cost reports.

 Inventories

  Inventories consist primarily of medical supplies and are stated at the lower of cost (first-in, first-out) or market.

 Property and Equipment

  Depreciation expense, computed by the straight-line method, was $90.9 million in 1998, $105.3 million in 1997 and $91.6 million in 1996. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

 Goodwill

  Costs in excess of the fair value of identifiable net assets of acquired entities are amortized using the straight-line method principally over 40 years. Effective October 1, 1998 the Company reduced the amortization period for goodwill related to its rehabilitation therapy business to seven years. Amortization expense recorded for 1998, 1997 and 1996 totaled $27.2 million, $11.4 million and $2.7 million, respectively.

 Long-Lived Assets

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or that the amortization period may require adjustment. If such circumstances suggest the recorded amounts cannot be recovered, calculated based on estimated cash flows (undiscounted) over the remaining amortization period, the carrying values of such assets are reduced to fair value. See Note 7.

 Preopening Costs

  Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a three year period. At December 31, 1998 and 1997, the Company's unamortized preopening costs (included in other assets) totaled $8.9 million and $15.0 million, respectively.

 Professional Liability Risks

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

 Derivative Instruments

  The Company is a party to interest rate swap agreements that eliminate the impact of changes in interest rates on certain outstanding floating rate debt. Each interest rate swap agreement is associated with all or a portion of the principal balance of a specific debt obligation. These agreements involve the exchange of amounts

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 1--ACCOUNTING POLICIES (Continued)

 Derivative Instruments (Continued)

based on variable rates for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notational amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt, and the related amount payable to or receivable from counterparties is included in accrued interest. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred (included in other assets) and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

 Earnings per Common Share

  Basic earnings per common share are based upon the weighted average number of common shares outstanding. Diluted earnings per common share for 1997 and 1996 include the effect of employee stock options aggregating 1,421,000 shares in 1997 and 998,000 shares in 1996. No incremental shares are included in the 1998 calculation of the diluted loss per common share since the result would be antidilutive.

NOTE 2--ISSUES AFFECTING LIQUIDITY

  As a result of the 1998 net operating loss, the Company is currently in default of certain financial covenants under the Company's $1.0 billion bank credit facility (the "Credit Agreement") which was consummated in connection with the Reorganization Transactions. Management and the Credit Agreement lenders ("Senior Lenders") are engaged in discussions in an effort to resolve this matter. The Senior Lenders have agreed to a waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the revolving credit portion of the Credit Agreement (the "Revolving Credit Facility") was permanently reduced from $300 million to $125 million. The waiver limits, among other things, the amount of available borrowings under the Revolving Credit Facility to $55 million during the waiver period. The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements, the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. As discussed below, the Company and Ventas have entered into a structured payment plan for the payment of rent due under the Master Lease Agreements for April. In addition, the Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program has made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. In addition, HCFA has indicated that all reimbursement payments to the Company will be suspended if the overpayment is not received by April 23. The Company is in discussions with HCFA regarding extending the repayment terms. The amount demanded by HCFA is included in amounts due to third party payors in the Company's consolidated balance sheet at December 31, 1998. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's hospitals and nursing centers. The Company's failure to comply with those covenants would result in the termination of the waiver.

  In the event the Company is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. There can be no assurance that the Senior Lenders will provide the Company with an amendment or waiver of the defaults after May 28, 1999, or will not seek to declare an event of default or credit freeze prior to such date. In addition, the Company's 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes") contain provisions which allow the creditors to accelerate their debt and seek certain other remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 2--ISSUES AFFECTING LIQUIDITY (Continued)

  If the Senior Lenders or the other creditors elect to exercise their right to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Furthermore, if such obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing necessary to satisfy the obligations which would become immediately due and payable. As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement and the principal amount of the 1998 Notes are presented as current liabilities on the Company's consolidated balance sheet at December 31, 1998 and the Company had a deficit in working capital of $683 million. These matters raise substantial doubts about the Company's ability to continue as a going concern.

  In addition to continuing to negotiate with the Senior Lenders in an attempt to obtain additional waivers or amendment of the aforementioned defaults, the Company has retained an investment banking firm and legal counsel to assist in the development of a strategic plan to restructure the Company's financial obligations and improve its financial position. Pursuant to the Agreement and Plan of Reorganization governing the Reorganization Transactions (the "Reorganization Agreement"), on March 18, 1999, the Company served Ventas with a demand for mediation, seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered into a Standstill Agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On
April 12, 1999, the Company and Ventas entered into a Second Standstill Agreement (the "Second Standstill") which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration.

  The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 3--THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (in thousands):

Fair value of assets acquired........................................ $ 633,793
Fair value of liabilities assumed....................................  (259,439)
                                                                      ---------
  Net assets acquired................................................   374,354
Cash received from acquired entity...................................   (14,915)
                                                                      ---------
  Net cash paid...................................................... $ 359,439
                                                                      =========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 3--THERATX MERGER (Continued)

  The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $315.2 million. During 1997, the Company completed the sales of certain non-strategic assets acquired in connection with the TheraTx merger, the proceeds from which approximated $54.6 million. No gain or loss was recognized in connection with these transactions. Purchase price adjustments recorded in 1998 increased goodwill by $7.6 million.

NOTE 4--TRANSITIONAL MERGER

  On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger follows (in thousands):

Fair value of assets acquired......................................... $713,336
Fair value of liabilities assumed.....................................  (44,842)
                                                                       --------
  Net assets acquired.................................................  668,494
Cash received from acquired entity....................................  (52,874)
                                                                       --------
  Net cash paid....................................................... $615,620
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $364.7 million. Purchase price adjustments recorded in 1998 increased goodwill by $15.6 million.

NOTE 5--BUSINESS COMBINATIONS OTHER THAN THERATX AND TRANSITIONAL

  The Company has acquired a number of healthcare facilities (including certain previously leased facilities) and other related businesses, substantially all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. The consolidated financial statements include the operations of acquired entities since the respective acquisition dates. The pro forma effect of these acquisitions on the Company's results of operations prior to consummation was not significant.

  The following is a summary of acquisitions consummated during the last three years under the purchase method of accounting (in thousands):

                                                      1998      1997     1996
                                                     -------  --------  -------
Fair value of assets acquired....................... $32,286  $ 71,601  $26,621
Fair value of liabilities assumed...................  (8,059)  (34,971)    (385)
                                                     -------  --------  -------
 Net cash paid for acquisitions..................... $24,227  $ 36,630  $26,236
                                                     =======  ========  =======


  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $7.9 million in 1998, $5.7 million in 1997 and $4.8 million in 1996.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6 --PRO FORMA INFORMATION (UNAUDITED)

  The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1996 follows (in thousands, except per share amounts):

                                                               Year ended
                                                              December 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Revenues................................................. $3,364,274 $3,475,217
Income from operations...................................     98,446     14,001
Net income...............................................     94,251     12,867
Earnings per common share:
 Basic:
  Income from operations................................. $     1.43 $     0.20
  Net income.............................................       1.37       0.18
 Diluted:
  Income from operations................................. $     1.40 $     0.20
  Net income.............................................       1.34       0.18

  For both periods presented, pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon year end reporting periods ending on December 31) and Transitional (based upon year end reporting periods ending on November 30).

  Pro forma income from operations for 1997 includes costs incurred by both TheraTx and Transitional in connection with the acquisitions which reduced net income by $29.7 million. Pro forma income from operations for 1996 includes a gain on the sale of Transitional's United Kingdom psychiatric hospitals aggregating $33 million and losses of $53 million related primarily to the sale of Transitional's United States psychiatric hospitals.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7--UNUSUAL TRANSACTIONS

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded.

 1998

  The following table summarizes the pretax impact of unusual transactions recorded during 1998 (in millions):

                                                  Quarters
                                         ---------------------------
                                         First Second Third   Fourth   Year
                                         ----- ------ ------  ------  -------
(Income)/expense
Asset valuation losses:
  Long-lived asset impairment...........                      $307.8  $ 307.8
  Investment in BHC.....................              $  8.5    43.1     51.6
  Wisconsin nursing center..............                        27.5     27.5
  Corporate properties..................       $ 8.8     2.9    15.1     26.8
  Acquired entities.....................                        13.5     13.5
Gain on sale of investments.............               (98.5)  (13.0)  (111.5)
Losses from termination of construction
 projects...............................                71.3             71.3
Reorganization Transactions costs....... $7.7    9.6                     17.3
Write-off of clinical information
 systems................................                        10.1     10.1
Doubtful accounts related to sold
 operations.............................                 9.6              9.6
Settlement of litigation................                         7.8      7.8
Loss on sale and closure of home health
 and hospice businesses.................         7.3                      7.3
                                         ----  -----  ------  ------  -------
                                         $7.7  $25.7  $ (6.2) $411.9  $ 439.1
                                         ====  =====  ======  ======  =======

  Long-lived asset impairment--Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS No. 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

  The Balanced Budget Act of 1997 (the "Budget Act") established, among other things, a new Medicare prospective payment system ("PPS") for nursing centers. All of the Company's nursing centers became subject to PPS effective July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective in the fourth quarter of 1997. The reductions in TEFRA incentive payments and allowable costs for bad debts became effective in the third and fourth quarters of 1998. The reduction for payments for services to patients transferred from a PPS hospital became effective in the fourth quarter of 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7--UNUSUAL TRANSACTIONS (Continued)

  Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry will be subject to PPS on or after January 1, 1999, management believes that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into Vencare contracts while transitioning to the new fixed payment system under PPS. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under the new rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the ancillary services division in 1998.

  These significant regulatory changes and the impact of such changes on the Company's operating results in the third and fourth quarters of 1998 served as an indication to management that the carrying values of the assets of its nursing center and hospital facilities, as well as certain portions of its ancillary services business, may be impaired.

  In accordance with SFAS No.121, management estimated the undiscounted cash flows for each of its facilities and ancillary services lines of business over the useful lives of the assets or the amortization periods for goodwill, and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 110 nursing centers, 12 hospitals and a portion of the goodwill associated with the rehabilitation therapy business to their respective estimated fair values. The determination of the fair values of the impaired facilities and rehabilitation therapy business was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                          Property, Plant
                                                 Goodwill  and Equipment  Total
                                                 -------- --------------- ------
   Nursing centers..............................  $ 27.7      $ 71.6      $ 99.3
   Hospitals....................................    74.4        34.7       109.1
   Vencare......................................    99.2         0.2        99.4
                                                  ------      ------      ------
                                                  $201.3      $106.5      $307.8
                                                  ======      ======      ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the rehabilitation therapy business acquired as part of the TheraTx Merger was reduced from forty years to seven years, effective October 1, 1998. Management believes that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period is deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. Further, the effect of the change in estimated useful life will result in additional amortization expense of approximately $11 million during each of the next five years. See Note 8.

  Investment in BHC--In connection with the Transitional Merger, the Company acquired a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation ("BHC"), an operator of psychiatric and behavioral clinics. The Company has been unsuccessful in its attempts to sell this investment. In July 1998,

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 7--UNUSUAL TRANSACTIONS (Continued)

the Company entered into an agreement to sell its interest in BHC for an amount less than its carrying value and accordingly, a provision for loss of $8.5 million was recorded during the third quarter. In November 1998, the agreement to sell the Company's interest in BHC was terminated by the prospective buyer, indicating to the Company that the carrying amount of its investment may be impaired. Following an independent appraisal, the Company recorded a $43.1 million write-down of the investment in the fourth quarter of 1998. The net carrying amount of the investment aggregated $20.0 million at December 31, 1998.

  Wisconsin nursing center--The Company recorded an asset impairment charge of $27.5 million in the fourth quarter of 1998 related to a nursing center in Wisconsin that is leased from Ventas. The impairment resulted primarily from certain fourth quarter regulatory actions by state and Federal agencies with respect to the operation of the facility. In the fourth quarter of 1998, the facility reported a pretax loss of $4.2 million and is not expected to generate positive cash flows in the future.

  Corporate properties and acquired entities--During 1998, the Company recorded $26.8 million of charges related to the valuation of certain corporate assets, the most significant of which relates to previously capitalized amounts and expected property disposal losses associated with the cancellation of a corporate headquarters construction project. The Company also recorded $13.5 million of asset write-downs associated with the acquisition of The Hillhaven Corporation ("Hillhaven") (the "Hillhaven Merger"), the TheraTx Merger and the Transitional Merger, including provisions for obsolete or abandoned computer equipment and miscellaneous receivables.

  Gain on sale of investments--In September 1998, the Company sold its investment in Atria for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. In November 1998, the Company's investment in Colorado MEDtech, Inc. was sold at a gain of $13.0 million. Proceeds from the sale were $22.0 million.

  Losses from termination of construction projects--In the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement to the Company's nursing centers and hospitals in connection with the Budget Act, management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $71.3 million, of which $53.9 million related to the cancellation of construction projects and the remainder related to the planned closure of the hospitals. In connection with the construction termination charge, the Company decided that it would not replace certain facilities that previously were accounted for as assets intended for disposal. Accordingly, the $53.9 million charge discussed above included a $10.0 million reversal of a previously recorded valuation allowance (the amount necessary to reduce the carrying value to fair value less costs of disposal) related to such facilities.

  Reorganization Transactions costs--The Reorganization Transactions were completed on May 1, 1998. Direct costs related to the transactions were $17.3 million and primarily included costs for professional services.

  Write-off of clinical information systems--During 1997, the Company began the installation of its proprietary clinical information system, VenTouch(TM), in several of its nursing centers. During the pilot process, the Company determined that VenTouch(TM) did not support effectively the nursing center processes, especially in facilities with lower acuity patients. Accordingly, management determined in the fourth quarter of 1998 to remove VenTouch(TM) from these facilities during 1999. A loss of $10.1 million has been recorded to reflect the write-off of the equipment and estimated costs of removal from the facilities.

  Doubtful accounts related to sold operations--In the third quarter of 1998, the Company recorded $9.6 million of additional provisions for doubtful accounts for accounts receivable associated with previously sold facilities.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7--UNUSUAL TRANSACTIONS (Continued)

  Settlement of litigation--The Company settled a legal action entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. (assumed in connection with the TheraTx Merger) which resulted in a payment of $16.2 million. Approximately $7.8 million of the settlement was charged to earnings in the fourth quarter of 1998, and the remainder of such costs had been previously accrued in connection with the purchase price allocation.

  Loss on sale and closure of home health and hospice businesses--The Company began operating its home health and hospice businesses as part of Vencare in 1996. These operations generally were unprofitable. In the second quarter of 1998, management decided to cease operations and either close or sell these businesses, resulting in a loss of $7.3 million.

 1997

  During 1997, the Company completed the restructuring of the institutional pharmacy business discussed below and, in the fourth quarter, adjusted the accrued costs of the restructuring originally recorded in 1996. The adjustment increased pretax income by $8.7 million. In addition, changes in estimates and gains related to the disposition of assets increased pretax income by $5.1 million during 1997.

 1996

  In the fourth quarter of 1996, the Company recorded pretax charges aggregating $125.2 million primarily to complete the integration of Hillhaven. In November 1996, the Company executed a definitive agreement to sell 34 underperforming or non-strategic nursing centers in early 1997. A charge of $65.3 million was recorded in connection with the disposition. In addition, the Company's previously independent institutional pharmacy business, acquired as part of the Hillhaven Merger, was reorganized to eliminate duplicative administrative functions and operate as an integral part of the Company's hospital operations. These activities resulted in a charge of $39.6 million and related primarily to costs associated with employee severance and benefit costs, facility close-down expenses and the write-off of certain deferred costs for services to be discontinued. A provision for loss totaling $20.3 million related to the planned replacement of one hospital and three nursing centers also was recorded in the fourth quarter.

  During 1997, the Company sold 28 of the 34 non-strategic nursing centers planned for disposition. Proceeds from the transaction aggregated $11.2 million. In addition, one facility was sold and one was closed in January 1998, and two nursing centers were sold in April 1998. In February 1998, the Company was unable to receive the necessary licensure approvals to sell two non-strategic nursing centers for which provision for loss had been recorded in 1996. The Company continues to operate these facilities. Accrued provisions for loss related to these facilities were not significant.

  During 1996, the Company completed the integration of Hillhaven and adjusted the accrued costs of the Hillhaven Merger originally recorded in 1995. These adjustments increased 1996 pretax income by $13.8 million, including $9.3 million of gains on sales of assets.

                                  VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--FOURTH QUARTER ADJUSTMENTS

  In addition to the unusual transactions discussed in Note 7, during the fourth quarter of 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                                                 Business Segment
                                     -----------------------------------------
                                     Nursing
                                     Centers Hospitals Vencare Corporate Total
                                     ------- --------- ------- --------- -----
(Income)/expense
 Provision for doubtful accounts....  $14.0    $ 5.7    $ 9.3            $29.0
 Third party reimbursements,
  including amounts due from
  government agencies that are
  subject to dispute................    4.8     11.4     11.5             27.7
 Change in goodwill amortization
  period related to rehabilitation
  therapy business..................                      6.4              6.4
 Taxes other than income............                             $ 6.4     6.4
 Compensated absences...............    2.1     (0.8)     1.3      0.7     3.3
 Incentive compensation.............   (1.0)    (0.8)    (0.5)    (2.9)   (5.2)
 Litigation and regulatory actions..                               3.5     3.5
 Miscellaneous receivables..........                      5.2              5.2
 Gain on sale of assets.............                     (2.0)            (2.0)
 Other..............................    1.2     (1.0)     0.7      3.7     4.6
                                      -----    -----    -----    -----   -----
                                      $21.1    $14.5    $31.9    $11.4   $78.9
                                      =====    =====    =====    =====   =====

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--BUSINESS SEGMENT DATA

  The Company operates three business segments: nursing centers, hospitals and ancillary services. The nursing center business provides skilled nursing and rehabilitation services to patients who do not otherwise require hospitalization or similar levels of care. Most of the nursing centers operated by the Company were acquired in the Hillhaven Merger; additional facilities were acquired in 1997 in connection with the TheraTx Merger. The hospital segment comprises long-term acute care facilities providing care to medically complex, chronically ill patients requiring extended hospital stays generally in excess of 25 days. The ancillary services segment, or Vencare, provides rehabilitation, respiratory and pharmacy services to Company-operated and non-affiliated nursing centers generally pursuant to short-term contracts. Respiratory and pharmacy components of Vencare generally are provided by the Company's hospital-based clinical and administrative staffs. The operations of the Company's independent and assisted living business, Atria, were consolidated for accounting purposes through June 30, 1997, accounted for under the equity method from July 1, 1997 until September 1998 and under the cost method thereafter. See Note 10.

  The following table represents the Company's revenues, operating results and assets by operating segment. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's business segments excludes allocations of corporate overhead.

                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                     (In thousands)
Revenues:
 Nursing centers........................... $1,621,662  $1,722,416  $1,615,141
 Hospitals.................................    919,847     785,829     551,268
 Vencare...................................    582,730     642,471     399,068
 Atria.....................................          -      31,199      51,846
                                            ----------  ----------  ----------
                                             3,124,239   3,181,915   2,617,323
 Elimination of Vencare charges to Company
  nursing centers..........................   (124,500)    (65,911)    (39,540)
                                            ----------  ----------  ----------
                                            $2,999,739  $3,116,004  $2,577,783
                                            ==========  ==========  ==========
Income (loss) from operations:
 Operating income (loss):
  Nursing centers.......................... $  245,569  $  273,280  $  260,885
  Hospitals................................    259,874     246,653     155,015
  Vencare..................................     64,104     114,545      69,958
  Atria....................................          -       9,945      15,937
  Corporate overhead.......................   (166,150)   (123,772)    (96,161)
  Unusual transactions.....................   (439,125)     13,833    (111,407)
                                            ----------  ----------  ----------
   Operating income (loss).................    (35,728)    534,484     294,227
 Rent......................................   (234,144)    (89,474)    (77,795)
 Depreciation and amortization.............   (124,617)   (123,865)    (99,533)
 Interest, net.............................   (102,320)    (96,679)    (33,719)
                                            ----------  ----------  ----------
 Income (loss) before income taxes.........   (496,809)    224,466      83,180
 Provision for income taxes................     76,099      89,338      35,175
                                            ----------  ----------  ----------
                                            $ (572,908) $  135,128  $   48,005
                                            ==========  ==========  ==========
Assets:
 Nursing centers........................... $  537,388  $1,236,202  $  931,253
 Hospitals and Vencare.....................    852,567   1,572,722     632,780
 Atria.....................................          -           -     210,231
 Corporate.................................    327,935     525,815     194,592
                                            ----------  ----------  ----------
                                            $1,717,890  $3,334,739  $1,968,856
                                            ==========  ==========  ==========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--INVESTMENTS IN AFFILIATES

  Affiliated companies accounted for on the equity method include BHC (acquired as part of the Transitional Merger) and various other healthcare related companies. Affiliated companies accounted for on the cost basis include Atria (after September 1998). Summarized financial data reported by these affiliates and a summary of the amounts recorded in the Company's consolidated financial statements as of and for the years ended December 31, 1998 and 1997 follow (in thousands):

                                                           1998
                                            -----------------------------------
                                             Atria     BHC      Other   Total
                                            -------- --------  ------- --------
Financial position:
 Current assets............................ $      - $ 68,762  $ 7,907 $ 76,669
 Current liabilities.......................        -   27,725    3,234   30,959
 Working capital...........................        -   41,037    4,673   45,710
 Noncurrent assets.........................        -  189,752   16,001  205,753
 Noncurrent liabilities....................        -  108,311   17,024  125,335
 Stockholders' equity......................        -  122,478    3,650  126,128
Results of operations:
 Revenues..................................        -  300,464   27,680  328,144
 Net income (loss).........................        -   (3,334)   2,078   (1,256)
Amounts recorded by the Company:
 Investment in affiliates..................    9,237   20,000    6,470   35,707
 Equity in earnings (loss).................    2,388   (1,429)   6,073    7,032
                                                           1997
                                            -----------------------------------
                                             Atria     BHC      Other   Total
                                            -------- --------  ------- --------
Financial position:
 Current assets............................ $194,761 $ 74,526  $44,107 $313,394
 Current liabilities.......................   14,100   32,876   18,359   65,335
 Working capital...........................  180,661   41,650   25,748  248,059
 Noncurrent assets.........................  280,702  196,394   22,916  500,012
 Noncurrent liabilities....................  268,524  112,190   16,908  397,622
 Stockholders' equity......................  192,839  125,854   31,756  350,449
Results of operations:
 Revenues..................................   37,679  158,597   97,604  293,880
 Net income................................    4,328      788    9,913   15,029
Amounts recorded by the Company:
 Investment in affiliates..................   85,886   73,046   19,369  178,301
 Equity in earnings........................    1,870      407    5,904    8,181

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 11--INCOME TAXES

  Provision for income taxes consists of the following (in thousands):

                                                        1998    1997     1996
                                                       ------- ------- --------
Current:
 Federal.............................................. $ 3,945 $31,006 $ 59,470
 State................................................     658   5,168   10,519
                                                       ------- ------- --------
                                                         4,603  36,174   69,989
Deferred..............................................  71,496  53,164  (34,814)
                                                       ------- ------- --------
                                                       $76,099 $89,338 $ 35,175
                                                       ======= ======= ========

  Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

                                                      1998      1997     1996
                                                    ---------  -------  -------
Income tax expense (benefit) at federal rate......  $(173,883) $78,563  $29,183
State income taxes, net of federal income tax ben-
 efit.............................................    (17,388)   8,085    2,981
Merger and restructuring costs....................      5,943        -    2,909
Goodwill amortization.............................      8,823    3,512        -
Write-off of goodwill.............................     77,482        -        -
Gain on sale of Atria.............................    (37,908)       -        -
Acquisition costs and merger adjustments..........      8,851        -        -
Valuation allowance...............................    202,949        -        -
Other items, net..................................      1,230     (822)     102
                                                    ---------  -------  -------
                                                    $  76,099  $89,338  $35,175
                                                    =========  =======  =======

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                            1998                 1997
                                    --------------------- --------------------
                                     Assets   Liabilities Assets   Liabilities
                                    --------  ----------- -------  -----------
Depreciation....................... $      -    $26,707   $     -    $65,018
Insurance..........................    5,572          -    17,948          -
Doubtful accounts..................   77,036          -    37,689          -
Property...........................   91,927          -    23,428          -
Compensation.......................   10,599          -    16,154          -
Subsidiary net operating losses
 (expiring in 2017)................   33,519          -    15,864          -
Other..............................   18,775      7,772    26,236     27,170
                                    --------    -------   -------    -------
                                     237,428    $34,479   137,319    $92,188
                                                =======              =======
Reclassification of deferred tax
 liabilities.......................  (34,479)             (92,188)
                                    --------              -------
Net deferred tax assets............  202,949               45,131
Valuation allowance................ (202,949)                   -
                                    --------              -------
                                    $      -              $45,131
                                    ========              =======

  At December 31, 1997, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 11--INCOME TAXES (Continued)

December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon these revised forecasts, management does not believe that the Company can generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. As a result of these estimates, the Company recorded a deferred tax asset valuation allowance aggregating $202.9 million at December 31, 1998.

  Deferred income taxes totaling $73.4 million at December 31, 1997 are included in other current assets. Noncurrent deferred income taxes, included in other long-term liabilities, totaled $28.3 million at December 31, 1997.

  At the time of the Reorganization Transactions, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis of the Company's investment in Atria which resulted from the Reorganization Transactions. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Reorganization Transactions. During the third quarter, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998.

NOTE 12--PROFESSIONAL LIABILITY RISKS

  The Company insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary were $16.7 million for 1998, $10.7 million for 1997 and $10.4 million for 1996.

  Amounts funded for the payment of claims and expenses incident thereto, included principally in other assets, aggregated $24.9 million and $26.4 million at December 31, 1998 and 1997, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $24.2 million and $26.3 million, respectively.

NOTE 13--LONG-TERM DEBT

 Capitalization

  A summary of long-term debt at December 31 follows (in thousands):

                                                          1998        1997
                                                        ---------  ----------
Senior collateralized debt, 5% to 10% (rates generally
 floating) payable in periodic installments through
 2019.................................................. $   1,944  $   55,651
Term A Loan, 7.9% to 8.6% (rates generally floating)
 payable in periodic installments through 2003.........   232,261           -
Term B Loan, 8.4% to 9.1% (rates generally floating)
 payable in periodic installments through 2005.........   233,207           -
Bank revolving credit agreement due 2002 (floating
 rates averaging 6.6%).................................         -   1,129,300
9 7/8% Senior Subordinated Notes due 2005..............   300,000           -
8 5/8% Senior Subordinated Notes due 2007..............     2,391     750,000
Other..................................................     6,730      12,141
                                                        ---------  ----------
  Total debt, average life of six years (rates
   averaging 9%).......................................   776,533   1,947,092
Amounts due within one year............................    (9,048)    (27,468)
Amounts in default classified as current...............  (760,885)          -
                                                        ---------  ----------
  Long-term debt....................................... $   6,600  $1,919,624
                                                        =========  ==========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13--LONG-TERM DEBT (Continued)

  In connection with the Reorganization Transactions, the Company consummated the $1.0 billion Credit Agreement which includes (i) a five-year $300 million Revolving Credit Facility, (ii) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (iii) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan (the "Bridge Loan") which was repaid in September 1998 primarily from the proceeds of the sale of the Company's investment in Atria. Interest is payable, depending on certain leverage ratios and other factors, at a rate of LIBOR plus 3/4 to 3% for the Revolving Credit Facility and Term A Loan, and LIBOR plus 2 1/4% to 3 1/2% for the Term B Loan.

  On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of the 1998 Notes, which are not callable by the Company until 2002. On September 10, 1998, the Company exchanged the 1998 Notes for publicly registered securities having identical terms and conditions.

  In July 1997, the Company completed the private placement of $750 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes"). The 1997 Notes were issued at 99.575% of face value and were not callable by the Company until 2002. The net proceeds of the offering were used to reduce outstanding bank borrowings. The Company exchanged the 1997 Notes for publicly registered securities having identical terms and conditions in November 1997.

 Refinancing Activities

  In connection with the Reorganization Transactions, the Company refinanced substantially all of its long-term debt, including the 1997 Notes. These transactions resulted in after-tax losses of $77.9 million in 1998.

  In connection with the TheraTx Merger and the Transitional Merger, the Company refinanced its bank debt, resulting in after-tax losses of $4.2 million in 1997.

 Other Information

  At December 31, 1998, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $300 million of floating rate debt outstanding. The agreements provide for fixed rates on $300 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expires in $100 million increments in May 1999, November 1999 and May 2000. The fair value of the swap agreements (a payable position of $3.9 million and $2.9 million at December 31, 1998 and 1997, respectively) has not been recognized in the consolidated financial statements. The fair value of the swap agreements represents the estimated amount the Company would pay to terminate the agreements based on current interest rates.

  Scheduled maturities of long-term debt in years 2000 through 2003 are $21.0 million, $62.6 million, $129.2 million and $28.2 million, respectively, assuming that certain defaults are remedied.

  The estimated fair value of the Company's long-term debt was $725.1 million and $1.96 billion at December 31, 1998 and 1997, respectively, compared to carrying amounts aggregating $776.5 million and $1.95 billion. The estimate of fair value includes the effect of the interest rate swap agreements and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to the Company for debt of the same remaining maturities.

  The Credit Agreement contains customary covenants which, among other things, require maintenance of certain financial ratios and limit amounts of additional debt and repurchases of common stock. The Company is currently in default of certain of these financial covenants. As discussed in Note 2, the Company has obtained a

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13--LONG-TERM DEBT (Continued)

 Other Information (Continued)
waiver under the Credit Agreement which expires on May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. There can be no assurance that such borrowing capacity will be sufficient to finance the Company's liquidity needs during the waiver period or that an extension of such waiver or other arrangements to permit the Company to continue to borrow will be obtained.

NOTE 14--LEASES

  The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments and related sublease income under non-cancelable operating leases are as follows (in thousands):

                                                Minimum Payments
                                          ----------------------------- Sublease
                                            Ventas    Other    Total     Income
                                          ---------- ------- ---------- --------
1999..................................... $  225,117 $57,710 $  282,827 $ 7,055
2000.....................................    229,620  47,861    277,481   6,750
2001.....................................    234,212  36,352    270,564   5,037
2002.....................................    238,897  25,074    263,971   2,466
2003.....................................    243,674  19,371    263,045   2,421
Thereafter...............................  1,706,682  86,599  1,793,281  12,918

  Sublease income aggregated $6.9 million, $8.0 million and $8.8 million for 1998, 1997 and 1996, respectively.

NOTE 15--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

  Management believes that allowances for losses have been provided to the extent necessary and that its assessment of contingencies is reasonable.

  Principal contingencies are described below:

    Revenues--Certain third-party payments are subject to examination by agencies administering the programs. The Company is contesting certain issues raised in audits of prior year cost reports.

    Professional liability risks--The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements may differ from the provisions for loss.

    Interest rate swap agreements--The Company is a party to certain agreements which reduce the impact of changes in interest rates on $300 million of its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, the Company may incur a loss to the extent that market rates exceed contract rates.

    Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $23.6 million at December 31, 1998.

    Income taxes--The Company is contesting adjustments proposed by the Internal Revenue Service for years 1995, 1994 and 1993.

    Litigation--The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 23.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 16--CAPITAL STOCK

 Plan Descriptions

  The Company has plans under which options to purchase common stock may be granted to officers, employees and certain non-employee directors. Options have been granted at not less than market price on the date of grant. Exercise provisions vary, but most options are exercisable in whole or in part beginning one to four years after grant and ending ten years after grant. Activity in the plans is summarized below:

                                       Shares                       Weighted
                                       under      Option Price      Average
                                       Option       per Share    Exercise Price
                                     ----------  --------------- --------------
Balances, December 31, 1995.........  2,939,401  $0.53 to $32.50     $20.48
 Granted............................  1,467,451   25.50 to 38.38      26.02
 Exercised..........................   (368,758)   0.53 to 28.50       6.10
 Canceled or expired................   (351,271)  14.17 to 32.63      26.65
                                     ----------
Balances, December 31, 1996.........  3,686,823    0.53 to 38.38      23.54
 Granted............................  1,309,900   25.50 to 43.88      30.47
 Assumed in connection with TheraTx
  Merger............................    475,643    0.20 to 38.83      27.05
 Exercised..........................   (775,431)   0.53 to 35.46      17.90
 Canceled or expired................   (301,765)  19.92 to 34.25      26.78
                                     ----------
Balances, December 31, 1997.........  4,395,170    0.20 to 43.88      26.77
 Granted............................  6,422,132    3.81 to 10.98       7.00
 Exchange offer:
  Canceled.......................... (5,721,027)   6.12 to 16.87      10.14
  Issued............................  4,631,694             5.50       5.50
 Exercised..........................    (48,431)   0.12 to 10.96       2.69
 Canceled or expired................   (855,904)   3.67 to 16.58       8.22
                                     ----------
Balances, December 31, 1998.........  8,823,634  $0.08 to $16.58     $ 5.72
                                     ==========

  A summary of stock options outstanding at December 31, 1998 follows:

                                  Options Outstanding             Options Exercisable
                         -------------------------------------- ------------------------
                             Number                    Weighted     Number      Weighted
                           Outstanding     Remaining   Average    Exercisable   Average
        Range of         At December 31,  Contractual  Exercise At December 31, Exercise
    Exercise Prices           1998           Life       Price        1998        Price
    ---------------      --------------- ------------- -------- --------------- --------
$0.08 to $9.32..........      237,603     1 to 4 years  $5.19        130,767     $ 4.93
$3.07 to $14.93.........    1,133,249     5 to 7 years   6.77        263,466      10.55
$3.81 to $16.58.........    7,452,782    8 to 10 years   5.58        927,137       8.87
                            ---------                              ---------
                            8,823,634                   $5.72      1,321,370     $ 8.81
                            =========                              =========

  The weighted average remaining contractual life of options outstanding at December 31, 1998 approximated nine years. Shares of common stock available for future grants were 2,670,846, 3,980,678 and 1,387,396 at December 31, 1998, 1997 and 1996, respectively. The number of options exercisable at December 31, 1997 and December 31, 1996 were 1,531,755 and 1,142,688, respectively.

  In connection with the Reorganization Transaction, options outstanding prior thereto were bifurcated on a one-for-one basis between the Company and Ventas, and corresponding option prices were adjusted in proportion to the fair values of the respective common stocks at the Distribution Date. Option data for periods prior to the Reorganization Transactions have not been restated.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 16--CAPITAL STOCK (Continued)

 Plan Descriptions (Continued)

  On December 19, 1998, the Company completed the exchange of employee stock options. The exchange offer entitled employees to exchange outstanding stock options for a reduced number of options with an exercise price equal to the closing price of the Company's common stock on November 9, 1998. Exchange ratios were calculated using a Black-Scholes option valuation model. The exchange resulted in the cancellation of options to purchase approximately 5.7 million shares and the issuance of options to purchase approximately 4.6 million shares.

  In 1995, the Company issued long-term incentive agreements to certain officers and key employees whereby the Company may annually issue shares of common stock to such individuals in satisfaction of predetermined performance goals. Share awards aggregated 74,330 for 1997 and 80,913 for 1996. No share awards were issued for 1998.

  In connection with the Reorganization Transactions, the Company adopted an employee incentive compensation and a stock option plan for non-employee directors. These plans replaced similar plans in effect prior to the Reorganization Transactions.

  In May 1997, stockholders voted to approve an employee incentive compensation plan and a stock option plan for non-employee directors. Shares issuable under the plans aggregated 200,000 and 3,400,000, respectively.

 Statement No. 123 Data

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.96% for 1998, 5.50% for 1997 and 6.33% for 1996; no dividend yield; expected term of seven years and volatility factors of the expected market price of the Company's common stock of .42 for 1998, .31 for 1997 and .24 for 1996.

  A Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can affect materially the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 16--CAPITAL STOCK (Continued)

 Statement No. 123 Data (Continued)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1998, 1997 and 1996 under a Black-Scholes valuation model were $2.62, $13.75, and $10.95, respectively. Pro forma information follows (in thousands except per share amounts):

                                                      1998       1997    1996
                                                    ---------  -------- -------
Pro forma income (loss) available to common stock-
 holders..........................................  $(657,942) $120,941 $42,530
Pro forma earnings (loss) per common share:
  Basic...........................................  $   (9.63) $   1.75 $  0.61
  Diluted.........................................      (9.63)     1.71    0.61

  Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be reflected fully until 1999.

NOTE 17--EMPLOYEE BENEFIT PLANS

  The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and generally are vested based upon length of service. Retirement plan expense was $12.7 million for 1998, $13.0 million for 1997 and $8.8 million for 1996. Amounts equal to retirement plan expense are funded annually.

  The Company also established a supplemental retirement plan in 1998 covering certain key employees under which benefits are determined based primarily upon participants' compensation and length of service to the Company. The cost of the plan aggregated $4.2 million. No amounts were funded under this plan in 1998.

NOTE 18--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (in thousands):

                                                                1998     1997
                                                              -------- --------
Litigation and regulatory actions............................ $ 28,890 $      -
Patient accounts.............................................   25,370   21,370
Taxes other than income......................................   17,303   15,462
Canceled construction project costs..........................   12,981        -
Professional liability risks.................................   11,963   13,973
Due to Ventas, Inc...........................................    6,967        -
Interest.....................................................    6,519   30,662
Merger related costs.........................................    3,561   15,338
Income taxes.................................................        -    7,737
Other........................................................   25,700   25,364
                                                              -------- --------
                                                              $139,254 $129,906
                                                              ======== ========

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 19--TRANSACTIONS WITH VENTAS

  For the purpose of governing certain of the ongoing relationships between the Company and Ventas after the Reorganization Transactions and to provide mechanisms for an orderly transition, the Company and Ventas have entered into various agreements. The most significant agreements are as follows:

 Master Lease Agreements

  Ventas retained substantially all of the real property, buildings and other improvements (primarily long-term acute care hospitals and nursing centers) in the Reorganization Transactions and leases them to the Company under four master lease agreements which set forth the material terms governing each of the leased properties (individually, a "Master Lease Agreement" and collectively, the "Master Leases Agreements").

  The leased properties include land, buildings, structures, easements, improvements on the land and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

  There are multiple bundles of leased properties under each Master Lease Agreement with each bundle containing seven to twelve leased properties. All leased properties within a bundle have the same base terms, ranging from 10 to 15 years. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus 2% per annum if certain lessee revenue parameters are obtained. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms thereafter at the then fair market value rental rate. The base and renewal terms of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Lease Agreements.

  The Master Lease Agreements are structured as triple-net leases. In addition to the base annual rent of approximately $222 million, plus 2% per annum if certain lessee revenue parameters are obtained, the Company is required to pay all insurance, taxes, utilities and maintenance related to the leased properties. Rent paid to Ventas in 1998 (eight months) aggregated $148 million.

  An "Event of Default" will be deemed to have occurred under any lease if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Federal bankruptcy code; the Company ceases to operate any leased property as a provider of healthcare services; the Company loses any required healthcare license, permit or approval; the Company fails to maintain insurance; the Company creates or allows to remain certain liens; a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased; certification for reimbursement under Medicare with respect to a participating facility is revoked; or a tenant becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility.

  Upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies: (i) after not less than ten (10) days' notice to the Company, terminate the Master Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate;
(ii) without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 19--TRANSACTIONS WITH VENTAS (Continued)

 Master Lease Agreements (Continued)

performed by the Company thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity.

  If an Event of Default is caused by (i) the loss of any required healthcare license, permit or approval, (ii) a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs, or (iii) the tenant becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period, Ventas may, if it so desires, terminate the lease with respect to the applicable facility that is the subject of the Event of Default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the lease; provided, however, that after the occurrence of four Events of Default as set forth in this paragraph, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which the Event of Default emanated.

 Development Agreement

  Under the terms of the Development Agreement, the Company, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, Ventas has the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchases the development property, the Company will lease the development property from Ventas. The annual base rent under such a lease will be ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Lease Agreements. Since the Reorganization Transactions, the Company has sold one skilled nursing center to Ventas under the Development Agreement for $6.2 million.

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

  The Participation Agreement has a three-year term. The Company and Ventas each have the right to terminate the Participation Agreement in the event of a change of control.

 Transition Services Agreement

  The Transition Services Agreement provided that the Company provide Ventas with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk management, legal, and information systems support through December 31, 1998. Ventas paid the Company $1.6 million in 1998 under the Transition Services Agreement.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 19--TRANSACTIONS WITH VENTAS (Continued)

 Tax Allocation Agreement

  The Tax Allocation Agreement provides that Ventas will be liable for taxes of the Ventas consolidated group attributable to periods prior to the Distribution Date with respect to the portion of such taxes attributable to the property held by Ventas after the Distribution Date and the Company will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by the Company after the Distribution Date. The Tax Allocation Agreement further provides that Ventas will be liable for any taxes attributable to the Reorganization Transactions except that the Company will be liable for any such taxes to the extent that the Company derives certain future tax benefits as a result of the payment of such taxes. Ventas and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to Ventas operations and the Company and its subsidiaries are liable for taxes payable with respect to periods after the Reorganization Transactions that are attributable to the Company's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the tax liability of either the Company or Ventas with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund. During 1998, $6.7 million was received from Ventas under the Tax Allocation Agreement. At December 31, 1998, the Company owed Ventas $5.9 million for a tax settlement under the Tax Allocation Agreement (which was repaid to Ventas in January 1999). This transaction had no impact on earnings.

 Amendments to Master Lease Agreements

  Effective December 31, 1998, the Company and Ventas agreed to incorporate into the Master Lease Agreements certain facilities which could not otherwise have been included therein at the time of the Reorganization Transactions due to regulatory limitations.

  Effective April 30, 1998, the Company and Ventas amended the Master Lease Agreements to delete the right of Ventas to require the Company to purchase leased properties from Ventas upon certain events of default under the Master Lease Agreements.

NOTE 20--OTHER RELATED PARTY TRANSACTIONS

  As part of the Reorganization Transactions, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for its healthcare operations and assets. The Company subsequently loaned officers of the Company approximately 90% of the funds required ($15.9 million) to purchase the Preferred Stock from Ventas. The Preferred Stock (par value $1,000) includes a ten-year mandatory redemption provision and is convertible into common stock at a price of $12.50 per share.

  In June 1998, the Company loaned approximately $1.8 million to certain officers of the Company to finance estimated personal income tax liability resulting from the Reorganization Transactions. The loans bear interest at a rate of 5.77% and are due in ten years. Interest is payable quarterly; however, interest payments will be forgiven if the officer remains employed in his or her position with the Company on the date on which such interest payment is due.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 21--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (in thousands):

                                             1998                1997
                                       ----------------- ---------------------
                                       Carrying   Fair    Carrying     Fair
                                        Value    Value     Value      Value
                                       -------- --------  --------  ----------
Cash and cash equivalents............. $ 34,551 $ 34,551 $   55,627 $   55,627
Restricted funds (included in other
 current assets)......................   26,220   26,220     26,846     26,846
Long-term debt, including amounts due
 within one year......................  776,533  725,064  1,947,092  1,955,097
Interest rate swap agreements (in-
 cluded in long-term debt)............        -    3,860          -      2,945

NOTE 22--REPURCHASES OF COMMON STOCK

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of common stock at an aggregate cost of $81.7 million. Repurchases of 1,950,000 shares of common stock in 1996 totaled $55.3 million. These transactions were financed primarily through bank borrowings.

NOTE 23--LITIGATION

  Summary descriptions of significant legal and regulatory activities follow:

  On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rental payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provides for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company agreed to pay $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provides that neither party will pursue any claims against the other or any third party related to the Reorganization Transations as long as the Company complies with the structured payment terms. The Second Standstill will terminate on May 5, 1999 or on any date that a voluntary or involuntary bankruptcy proceeding is commenced by or against the Company. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent due in April or thereafter, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements.

  On October 21, 1998, the Company was notified by HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license would be terminated as of February 13, 1999. The Facility appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 23--LITIGATION (Continued)

HCFA in Federal district court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents. That case was dismissed after the Company reached agreements with state and Federal authorities to settle all fines and penalties and extend the threatened certification termination date to January 29, 1999. The Company has paid state and Federal fines totaling $500,000. On January 29, 1999, the Facility was determined to be in substantial compliance with Federal and state requirements, which removed the threat of Medicare and Medicaid decertification. On January 29, 1999, the Facility's license and operations were transferred to Benedictine Health Dimensions, an unrelated entity.

  The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled on February 18, 1999 after trial that defendants/counterclaims were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and to an undetermined amount of attorneys' fees and other litigation expenses. The Company intends to appeal the court's rulings against TheraTx upon receipt of a final judgment.

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and certain Federal and state regulations governing such policies. Various courts have issued various rulings on the different issues, most of which have been appealed. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations may be materially adversely affected.

  On April 7, 1998, the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, issued a temporary injunction order against the Company's nursing center in Tampa, Florida which ordered the nursing center to cease notifying and requiring the discharge of any resident. The Company discontinued requiring the discharge of any resident from its Tampa nursing center on April 7, 1998. Following the conduct of a complaint survey at the facility, the State of Florida Agency for Health Care Administration ("AHCA") imposed a fine of $270,000 for related regulatory violations. In addition, HCFA imposed a fine of $113,000. The Company appealed both the AHCA and HCFA fines and has settled both appeals for a total of $370,000. The Company submitted an acceptable plan of correction at the Tampa nursing center and was informed by AHCA that "immediate jeopardy" no longer existed. The threatened termination of the Tampa nursing center's Medicare provider agreement also was reversed. The temporary injunction order has been dissolved, and that legal action has been dismissed.

  The Tampa Prosecuting Attorney's office has indicated to the Company that it is conducting an independent criminal investigation into the circumstances surrounding the Tampa resident discharges. The Company cooperated fully with this investigation and has been informed that no action will be taken against the Company.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 23--LITIGATION (Continued)

  The Company received notice in June 1998 that the State of Georgia found regulatory violations with respect to patient discharges, among other things, at one of the Company's nursing centers in Savannah, Georgia. The state recommended a Federal fine of $543,000 for these violations, which HCFA has imposed. The Company has appealed this fine.

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

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit. The Company is defending this action vigorously.

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

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 23--LITIGATION (Continued)

injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  A class action lawsuit entitled Jules Brody v. Transitional Hospital Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling.

  The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seek damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. The Company cooperated fully in the criminal investigation. The Company is defending vigorously the qui tam action.

  On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra, Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. In March 1998, the Company was added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company intends to defend vigorously the action.

  The Company's subsidiary, TheraTx, was a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al.

                                 VENCOR, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 23--LITIGATION (Continued)

The plaintiffs claimed that they were entitled to up to $40.0 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx had asserted fraud counterclaims against the plaintiffs relating to the original purchase. This case, along with other pending claims between TheraTx and the various plaintiffs, was settled in January 1999, resulting in a payment of $16.2 million in cash and other consideration by TheraTx to the plaintiffs. All legal actions between the parties have been dismissed pursuant to the settlement.

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

  The Company is a party to certain other legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse impact on the Company's liquidity, financial position or results of operations. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of senior management and may have a disruptive effect upon the Company's operations.

                                 VENCOR, INC.
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (In thousands, except per share amounts)

                                            1998
                            -----------------------------------------------
                             First     Second        Third         Fourth
                            --------  ---------     --------      ---------
Revenues................... $823,316  $ 778,706     $718,115      $ 679,602
Net income (loss):
 Income (loss) from opera-
  tions (a)................   18,881    (23,452)      37,582       (605,919)(b)
 Extraordinary loss on ex-
  tinguishment of debt.....        -    (77,937)           -              -
   Net income (loss).......   18,881   (101,389)      37,582       (605,919)
Per common share:
 Basic earnings (loss):
  Income (loss) from opera-
   tions...................     0.28      (0.35)        0.55          (8.68)
  Extraordinary loss on ex-
   tinguishment of debt....        -      (1.15)           -              -
   Net income (loss).......     0.28      (1.50)        0.55          (8.68)
 Diluted earnings (loss):
  Income (loss) from opera-
   tions...................     0.28      (0.35)        0.54          (8.68)
  Extraordinary loss on ex-
   tinguishment of debt....        -      (1.15)           -              -
   Net income (loss).......     0.28      (1.50)        0.54          (8.68)
 Market prices (c):
  After Reorganization
   Transactions:
   High....................        -        12 7/8        7 1/4          5 3/4
   Low.....................        -         6 9/16       2 15/16        3 1/2
                                            1997
                            -----------------------------------------------
                             First     Second        Third         Fourth
                            --------  ---------     --------      ---------
Revenues................... $680,696   $778,295     $844,740       $812,273
Net income:
 Income from operations
  (a)......................   33,982     37,010       36,902         27,234
 Extraordinary loss on ex-
  tinguishment of debt.....   (2,259)    (1,590)        (346)             -
   Net income..............   31,723     35,420       36,556         27,234
Earnings per common share:
 Basic:
  Income from operations...     0.49       0.53         0.53           0.40
  Extraordinary loss on ex-
   tinguishment of debt....    (0.03)     (0.02)           -              -
   Net income..............     0.46       0.51         0.53           0.40
 Diluted:
  Income from operations...     0.48       0.52         0.52           0.40
  Extraordinary loss on ex-
   tinguishment of debt....    (0.03)     (0.02)       (0.01)             -
   Net income..............     0.45       0.50         0.51           0.40

--------
(a) Includes the effect of certain unusual transactions and a charge to establish a deferred tax valuation allowance. See Notes 7 and 11 of the Notes to Consolidated Financial Statements for a description of these transactions.

(b) Includes certain pretax charges related to year-end adjustments. See Note 8 of the Notes to Consolidated Financial Statements for a description of these adjustments.

(c) Vencor common stock is traded on the New York Stock Exchange (ticker symbol--VC).

                                 VENCOR, INC.
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (In thousands)

                                           Additions
                                    -------------------------
                         Balance at Charged to                             Balance
                         Beginning  Costs and                 Deductions   at End
                         of Period   Expenses    Acquisitions or Payments of Period
                         ---------- ----------   ------------ ----------- ---------
Allowances for loss on
 accounts and notes
 receivable (a):
  Year ended December
   31, 1996.............  $32,090    $15,001       $     -     $(23,176)  $ 23,915
  Year ended December
   31, 1997.............   23,915     31,176        21,187      (19,255)    57,023
  Year ended December
   31, 1998.............   57,023     64,008(b)          -      (14,560)   106,471
Allowances for loss on
 assets held for
 disposition:
  Year ended December
   31, 1996.............   26,900     64,000(c)          -      (22,812)    68,088
  Year ended December
   31, 1997.............   68,088          -         7,225      (43,891)    31,422
  Year ended December
   31, 1998.............   31,422     64,676(d)          -      (18,172)    77,926

--------
(a) Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Includes unusual charges of $8.4 million.

(c) Reflects provision for loss associated with the sale of certain nursing centers and the planned replacement of one hospital and three nursing centers.

(d) Reflects provision for loss associated with the sale or closure of home health and hospice operations, planned disposal of cancelled construction projects and corporate office properties, and closure of two hospitals.