Form 10-Q
period 1999-03-31
VENCOR INC
filed 1999-05-14
CIK 1060009

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

                 For the quarterly period ended March 31, 1999

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______.

                       Commission file number 001-14057

                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                           61-1323993
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

            One Vencor Place
         680 South Fourth Street
              Louisville, KY                       40202-2412
 (Address of principal executive offices)          (Zip Code)

                                (502) 596-7300
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---          ---
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class of Common Stock           Outstanding at April 30, 1999
      -----------------------------       -----------------------------
      Common stock, $0.25 par value             70,426,335 shares

================================================================================

                                    1 of 39

                                 VENCOR, INC.
                                  FORM 10-Q
                                    INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION                                             ----

Item 1.   Financial Statements:
          Condensed Consolidated Statement of Operations --
          for the three months ended March 31, 1999 and 1998...............   3

          Condensed Consolidated Balance Sheet -- March 31, 1999
          and December 31, 1998............................................   4

          Condensed Consolidated Statement of Cash Flows -- for
          the three months ended March 31, 1999 and 1998...................   5

          Notes to Condensed Consolidated Financial Statements.............   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................  31

Item 3.   Defaults Upon Senior Securities..................................  34

Item 6.   Exhibits and Reports on Form 8-K.................................  37

                                 VENCOR, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the three months ended March 31, 1999 and 1998
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                         1999       1998
                                                                       --------   --------

Revenues............................................................   $700,232   $823,316
                                                                       --------   --------
Salaries, wages and benefits........................................    403,894    480,364
Supplies............................................................     68,664     76,052
Rent................................................................     75,452     24,135
Other operating expenses............................................    125,652    134,922
Depreciation and amortization.......................................     22,285     35,470
Interest expense....................................................     19,536     37,195
Investment income...................................................       (631)    (1,180)
                                                                       --------   --------
                                                                        714,852    786,958
                                                                       --------   --------

Income (loss) before income taxes...................................    (14,620)    36,358
Provision for income taxes..........................................         50     17,477
                                                                       --------   --------

Income (loss) from operations.......................................    (14,670)    18,881
Cumulative effect of change in accounting for start-up costs........     (8,923)         -
                                                                       --------   --------

      Net income (loss).............................................    (23,593)    18,881
Preferred stock dividend requirements...............................       (261)         -
                                                                       --------   --------

Income (loss) available to common stockholders......................   $(23,854)  $ 18,881
                                                                       ========   ========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.................................   $  (0.21)  $   0.28
      Cumulative effect of change in accounting for start-up costs..      (0.13)         -
                                                                       --------   --------

            Net income (loss).......................................   $  (0.34)  $   0.28
                                                                       ========   ========

   Diluted:
      Income (loss) from operations.................................   $  (0.21)  $   0.28
      Cumulative effect of change in accounting for start-up costs..      (0.13)         -
                                                                       --------   --------

            Net income (loss).......................................   $  (0.34)  $   0.28
                                                                       ========   ========

Shares used in computing earnings (loss) per common share:
   Basic............................................................     70,326     67,448
   Diluted..........................................................     70,326     67,857


                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                        March 31,    December 31,
                                                                          1999          1998
                                                                       ----------     ----------
                            ASSETS
Current assets:
 Cash and cash equivalents...........................................  $   16,284     $   34,551
 Accounts and notes receivable less allowance for loss...............     476,684        471,701
 Inventories.........................................................      30,670         28,594
 Income taxes........................................................      11,894         15,315
 Other...............................................................      62,114         78,317
                                                                       ----------     ----------
                                                                          597,646        628,478

Property and equipment, at cost......................................     773,427        749,867
Accumulated depreciation.............................................    (278,960)      (262,551)
                                                                       ----------     ----------
                                                                          494,467        487,316

Goodwill less accumulated amortization...............................     450,680        456,644
Investments in affiliates............................................      33,867         35,707
Assets held for sale.................................................      25,426         28,524
Other................................................................      72,140         81,221
                                                                       ----------     ----------
                                                                       $1,674,226     $1,717,890
                                                                       ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................  $  132,945     $  152,103
 Salaries, wages and other compensation..............................     157,148        150,906
 Due to third party payors...........................................      23,792         98,851
 Other accrued liabilities...........................................     139,755        139,254
 Long-term debt due within one year..................................       8,899          9,048
 Long-term debt in default classified as current.....................     754,971        760,885
                                                                       ----------     ----------
                                                                        1,217,510      1,311,047

Long-term debt.......................................................      80,770          6,600
Deferred credits and other liabilities...............................      84,003         85,255
Series A preferred stock.............................................       1,743          1,743

Stockholders' equity:
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,419 shares -- March 31 and 70,146 shares -- December 31..      17,605         17,537
 Capital in excess of par value......................................     666,188        665,447
 Accumulated deficit.................................................    (393,593)      (369,739)
                                                                       ----------     ----------
                                                                          290,200        313,245
                                                                       ----------     ----------
                                                                       $1,674,226     $1,717,890
                                                                       ==========     ==========


                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)
                                 (In thousands)

                                                                                      1999       1998
                                                                                    --------   --------
Cash flows from operating activities:
   Net income (loss).............................................................   $(23,593)  $ 18,881
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization..............................................     22,285     35,470
      Provision for doubtful accounts............................................      6,725      7,194
      Unusual transactions.......................................................      1,389      4,221
      Deferred income taxes......................................................          -        430
      Cumulative effect of change in accounting for start-up costs...............      8,923          -
      Other......................................................................      1,871       (952)
      Changes in operating assets and liabilities:
         Accounts and notes receivable...........................................    (11,472)   (22,635)
         Inventories and other assets............................................      9,068      3,244
         Accounts payable........................................................    (18,822)    (8,090)
         Income taxes............................................................      3,421     15,631
         Due to third party payors...............................................       (194)         -
         Other accrued liabilities...............................................      6,700      3,976
                                                                                    ========   ========
            Net cash provided by operating activities............................      6,301     57,370
                                                                                    --------   --------

Cash flows from investing activities:
   Purchase of property and equipment............................................    (24,492)   (78,732)
   Acquisition of other healthcare businesses and previously leased facilities...          -    (12,275)
   Sale of assets................................................................      3,267          -
   Net change in investments.....................................................      5,083       (262)
   Other.........................................................................       (767)      (724)
                                                                                    --------   --------
            Net cash used in investing activities................................    (16,909)   (91,993)
                                                                                    --------   --------

Cash flows from financing activities:
   Net change in borrowings under revolving lines of credit......................          -      5,600
   Repayment of long-term debt...................................................     (6,758)    (1,895)
   Payment of deferred financing costs...........................................       (901)    (1,115)
   Issuances of common stock.....................................................          -        103
                                                                                    --------   --------
            Net cash provided by (used in) financing activities..................     (7,659)     2,693
                                                                                    --------   --------
Change in cash and cash equivalents..............................................    (18,267)   (31,930)
Cash and cash equivalents at beginning of period.................................     34,551     55,627
                                                                                    --------   --------
Cash and cash equivalents at end of period.......................................   $ 16,284   $ 23,697
                                                                                    ========   ========

Supplemental information:
 Interest payments...............................................................   $ 11,324   $ 53,307
 Income tax payments (refunds)...................................................     (3,371)     1,896


                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   Vencor Inc. (the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At March 31, 1999, the Company operated 293 nursing centers (38,585 licensed beds), 57 long-term acute care hospitals (4,937 licensed beds), and a contract services business ("Vencare") which primarily provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

   In January 1998, the Board of Directors of Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the nursing center, hospital and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company (the "Reorganization Transactions"). On April 30, 1998, Ventas completed the spin off of its healthcare operations from its real estate holdings through the distribution of the common stock of Vencor on a one-for-one basis to stockholders of record of Ventas as of April 27, 1998 (the "Distribution"). The Distribution was consummated on May 1, 1998 (the "Distribution Date"). For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management has not determined the effect, if any, of SFAS 133 on the Company's consolidated financial statements.

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1998 filed with the Securities and Exchange Commission on Form 10-K.

   The accompanying condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Notes 2 and 5, all such adjustments are of a normal and recurring nature.

   The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

   Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 -- ACCOUNTING CHANGE

   Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provisions of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1998, was not significant.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY

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

   During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. At the close of business on May 13, 1999, there were approximately $23 million of outstanding borrowings under the Revolving Credit Facility.

   The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the four master lease agreements (the "Master Lease Agreements"), the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's nursing centers and hospitals. The Company's failure to comply with those covenants would result in the termination of the waiver.

   In addition, the Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company announced that it had reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.375% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due to HCFA after one year aggregating $74.9 million have been classified as long-term debt in the Company's consolidated balance sheet at March 31, 1999.

   The Company is continuing discussions with its Senior Lenders regarding an amendment or restructuring of the Credit Agreement. There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver after May 28, 1999 or will not seek to declare an event of default or credit freeze prior to such date. In the event the Company

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY (Continued)

is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the Company's $300 million 97/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes") contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Company's Master Lease Agreements with Ventas do not contain similar cross-default provisions.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. If the interest payment is not made within the 30-day grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders.

   If the Senior Lenders or holders of the 1998 Notes elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes (assuming the payment default is not cured), or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code").

   As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($455 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's consolidated balance sheet at March 31, 1999 and the Company has a deficit in working capital aggregating $620 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Reorganization Transactions (the "Reorganization Agreement"). The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered into a Standstill Agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into a Second Standstill Agreement (the "Second Standstill") which provided for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company paid $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provided that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the structured payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY (Continued)

   On May 5, 1999, the parties agreed to extend the Second Standstill through May 7, 1999. The parties initially did not extend the Tolling Agreement. On May 10, 1999, the Company announced that it did not pay the approximately $19 million in rent to Ventas that was due on May 7, 1999. Although Ventas served the Company with notices of nonpayment under the Master Lease Agreements, the parties subsequently entered into further amendments to the Second Standstill and the Tolling Agreement extending the time during which no remedies may be pursued by either party until June 6, 1999 and extending until June 11, 1999, the date by which the Company may cure its failure to pay the May rent.

   If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's continued failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

   The Company is continuing to negotiate with the Senior Lenders, Ventas and other creditors in an effort to develop a sustainable capital structure for the Company and a reduction in the rents paid by the Company to Ventas. The Company also intends to negotiate with the holders of the 1998 Notes as part of this effort. Despite the Company's efforts, there can be no assurance that these discussions will produce a sustainable capital structure.

NOTE 4 -- REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

   A summary of first quarter revenues by payor type follows (in thousands):

                                                         1999       1998
                                                       --------   --------

Medicare.............................................  $249,329   $298,837
Medicaid.............................................   211,112    208,406
Private and other....................................   273,996    343,085
                                                       --------   --------
                                                        734,437    850,328
Elimination..........................................   (34,205)   (27,012)
                                                       --------   --------
                                                       $700,232   $823,316
                                                       ========   ========

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 5 -- UNUSUAL TRANSACTIONS

   In the first quarter of 1999, the Company recorded $2.3 million of professional fees incurred in connection with its capital restructuring activities. Operating income in the first quarter of 1998 was reduced by $7.7 million of professional fees incurred in connection with the Reorganization Transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

NOTE 6 -- BUSINESS SEGMENT DATA

   The following table represents the Company's revenues, operating results and assets by operating segment. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's three operating segments excludes allocations of corporate overhead.

                                                    First Quarter
                                             ------------------------------
                                              1999               1998
                                             ----------          ----------
                                                   (In thousands)
Revenues:
Nursing centers........................      $  382,041          $  434,190
Hospitals..............................         238,522             246,365
Vencare................................         113,874             169,773
                                             ----------          ----------
                                                734,437             850,328
Elimination............................         (34,205)            (27,012)
                                             ----------          ----------
                                             $  700,232          $  823,316
                                             ==========          ==========

Income (loss) from operations:
  Operating income (loss):
    Nursing centers....................      $   59,122          $   62,447
    Hospitals..........................          58,411              77,650
    Vencare............................          14,574              26,892
    Corporate overhead.................         (27,773)            (27,347)
    Unusual transactions...............          (2,312)             (7,664)
                                             ----------          ----------
        Operating income...............         102,022             131,978
    Rent...............................          75,452              24,135
    Depreciation and amortization......          22,285              35,470
    Interest, net......................          18,905              36,015
                                             ----------          ----------
    Income (loss) before income taxes..         (14,620)             36,358
    Provision for income taxes.........              50              17,477
                                             ----------          ----------
                                             $  (14,670)         $   18,881
                                             ==========          ==========

                                           March 31, 1999    December 31, 1998
                                           --------------    -----------------
Assets:
  Nursing centers......................      $  591,151          $  594,727
  Hospitals and Vencare................         812,976             845,483
  Corporate............................         270,099             277,680
                                             ----------          ----------
                                             $1,674,226          $1,717,890
                                             ==========          ==========

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 -- INCOME TAXES

   The provision for income taxes in the first quarter of 1999 is based upon management's estimate of taxable income (loss) for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in the first quarter of 1999 includes a deferred tax valuation loss of $1.9 million. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs. The deferred tax valuation allowance included in the condensed consolidated balance sheet at March 31, 1999 totaled $208 million.

NOTE 8 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow:

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rental payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company paid $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provided that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the structured payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. On May 5, 1999, the parties agreed to extend the Second Standstill through May 7, 1999. The parties initially did not extend the Tolling Agreement. On May 10, 1999, the Company announced that it did not pay the approximately $19 million in rent to Ventas that was due on May 7, 1999. Although Ventas served the Company with notices of nonpayment under the Master Lease Agreements, the parties subsequently entered into further amendments to the Second Standstill and the Tolling Agreement extending the time during which no remedies may be pursued by either party until June 6, 1999 and extending until June 11, 1999, the date by which the Company may cure its failure to pay the May rent. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

   On October 21, 1998, the Company was notified by the HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license would be terminated as of February 13, 1999. The Facility appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against HCFA in Federal district court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents. That case was dismissed after the Company reached agreements with state and Federal authorities to settle all fines and penalties and extend the threatened certification termination date to January 29, 1999. The Company has paid state and Federal fines totaling $500,000. On January 29, 1999, the Facility was determined to be in substantial compliance with Federal and state requirements, which removed the threat of Medicare and Medicaid decertification. On January 29, 1999, the Facility's license and operations were transferred to Benedictine Health Dimensions, an unrelated entity, pursuant to a management agreement. The Company remains financially responsible for the Facility's operations under the management agreement.

   The Company's subsidiary, TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled on February 18, 1999 after trial that defendants/counterclaims were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and to an undetermined amount of attorneys' fees and other litigation expenses. The Company has appealed the court's rulings against TheraTx.

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

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

   The HCFA Administrator of the Medicare and Medicaid programs indicated in April 1998 that the Company's facilities in other states also are being monitored.

   On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of a Tampa nursing center operated by the Company and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The Company is defending this action vigorously.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). The Company is defending this action vigorously.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. On March 19, 1999, the parties agreed to stay all proceedings in the action pending the resolution of the appeal currently before the Sixth Circuit for the Helwig case described above. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling. The Company is defending this action vigorously.

   The Company's subsidiary, American X-Rays, Inc. ("AXR"), is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The United States Department of Justice (the "DOJ") has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. The Company cooperated fully in the criminal investigation. The Company is defending vigorously the qui tam action.

   On June 6, 1997, Transitional announced that it had been advised that it was the target of a Federal grand jury investigation being conducted by the United States Attorney's Office for the District of Massachusetts arising from activities of Transitional's formerly owned dialysis business. The investigation involves an alleged illegal arrangement in the form of a partnership which existed from June 1987 to June 1992 between Damon Corporation and Transitional. Transitional spun off its dialysis business, now called Vivra, Incorporated, on September 1, 1989. In January 1998, the Company was informed that no criminal charges would be filed against the Company. In March 1998, the Company was added as a defendant to a previously pending qui tam lawsuit against the other partners related to the partnership's former Medicare billing practices. The Company has moved to dismiss the action. The Company intends to defend vigorously the action.

   The Company's subsidiary, TheraTx, was a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claimed that they were entitled to up to $40 million in earnout compensation from TheraTx's purchase

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx had asserted fraud counterclaims against the plaintiffs relating to the original purchase. This case, along with other pending claims between TheraTx and the various plaintiffs, was settled in January 1999, resulting in a payment of $16.2 million in cash and other consideration by TheraTx to the plaintiffs. All legal actions between the parties have been dismissed pursuant to the settlement.

   The Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is cooperating fully in the investigations. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations. Such a resolution could include a payment to the government which could have a material adverse effect on the Company's liquidity and financial position.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of senior management and may have a disruptive effect upon the Company's operations.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words "anticipates," "believes," "expects," "intends," "will," "may" and similar words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such factors may include, without limitation, the Company's ability to amend or refinance its existing debt and lease obligations or otherwise adjust its current financial structure, the increase in the Company's cost of borrowing, its ability to attract patients and the effects of healthcare reform and legislation on the Company's business strategy and operations. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of the future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Background Information

   The Business Segment Data in Note 6 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The accompanying condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

General

   The Company is one of largest providers of long-term healthcare services in the United States. At March 31, 1999, the Company operated 293 nursing centers (38,585 licensed beds), 57 long-term acute care hospitals (4,937 licensed beds), and its Vencare ancillary services business which provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

   In January 1998, the Board of Directors of Ventas (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the nursing center, hospital and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company. In anticipation of the Reorganization Transactions, the Company was incorporated on March 27, 1998 to be the new operating company. On April 30, 1998, Ventas completed the spin off of its healthcare operations from its real estate holdings through the distribution of the common stock of the Company on a one-for-one basis to the stockholders of record of Ventas as of April 27, 1998. The Distribution was consummated on May 1, 1998. In connection with the Reorganization Transactions, the Company continues to manage and operate the real property which it leases from Ventas pursuant to the Master Lease Agreements. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning the events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Reorganization Transactions.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations

  Nursing Center Division

   Revenues declined 12% to $382 million in the first quarter of 1999 from $434 million in the same period last year. On a same-store basis, revenues declined 8%. The new Prospective Payment System ("PPS"), which became effective July 1, 1998, had a negative impact on nursing center Medicare revenues. First quarter Medicare revenues per patient day declined 21% to $280 from $356 in the first quarter of 1998. The revenue decline also was attributable to a 1% decline in same-store patient days and a deterioration in the mix of patient days by payor type. The percentage of Medicaid patient days (for which reimbursement rates generally are less than Medicare and private) increased to 65% of total patient days compared to 64% last year.

   Operating income declined 5% to $59 million in the first quarter of 1999 compared to $62 million for the same period of 1998. The decline in operating income was primarily attributable to reduced occupancy levels and deterioration in patient mix. Overall occupancy levels were 87.0% and 88.6%, respectively. Despite a decline in revenues and operating income, operating margins improved in the first quarter of 1999 to 15.5% from 14.4% in the same quarter of the prior year. The improvement in operating margins resulted primarily from lower ancillary service costs. Total operating costs per patient day declined to $112 in the first quarter of 1999 compared to $122 for the same period a year ago.

  Hospital Division

   Revenues declined 3% to $239 million from $246 million in the first quarter of 1998. While same-store patient days increased 2% in the first quarter of 1999, the decline in revenues resulted primarily from reductions in Medicare reimbursement.

   The Balanced Budget Act of 1997 (the "Budget Act") reduced Medicare reimbursements to the Company's hospitals related to certain incentive payments, allowable bad debts and capital costs, and payments for services to patients transferred from general acute care hospitals. These reimbursement changes, which became effective at various dates beginning in the fourth quarter of 1997, reduced first quarter 1999 revenues by $9 million compared to the first quarter of 1998. Management believes that hospital revenues in 1999 could be reduced by approximately $40 million from 1997 levels due to the provisions of the Budget Act.

   Operating income declined 25% to $58 million in the first quarter of 1999 from $78 million last year. Operating margins were 24.5% and 31.5%, respectively. Although operating costs per patient day did not increase significantly in the first quarter of 1999 compared to last year, operating margins were impacted adversely by the previously discussed Medicare reimbursement reductions.

   Operating income includes the Company's equity in the operations of Behavioral Healthcare Corporation ("BHC"), of which the Company owns a 44% voting interest. In the first quarter of 1999, the Company recorded a loss of $2.0 million in connection with the operations of BHC, compared to income of $800,000 for the same period of the prior year.

  Vencare Ancillary Services Division

   Revenues declined 33% to $114 million in the first quarter of 1999 from $170 million in the same quarter of 1998. Revenues from respiratory therapy declined 71% to $13 million, rehabilitation therapy revenues declined 29% to $50 million and pharmacy revenues increased 15% to $46 million. Revenues related to other Vencare services, including home health, hospice and diagnostic services, declined to $5 million from $15 million last year. During 1998, the Company sold or disposed of most of these businesses.

   Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While all of the Company's nursing centers were subject to PPS on July 1, 1998, most of its non-affiliated customers became subject to PPS in January 1999. Under PPS, Medicare reimbursement to nursing centers was changed from a system based upon reasonable direct and indirect cost of providing care to patients to one in which nursing centers

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Vencare Ancillary Services Division (Continued)

receive a fixed per diem payment to cover substantially all services provided to patients, including ancillary services such as respiratory, rehabilitation, speech and occupational therapies and certain covered pharmaceuticals. Management believes that the decline in demand for its Vencare services, particularly respiratory and rehabilitation therapies, is attributable mostly to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

   Operating income declined 46% to $15 million in the first quarter of 1999 from $27 million last year. Operating income during the first quarter of 1999 was impacted adversely by a significant decline in demand for respiratory and rehabilitation therapies. Management believes that such declines in demand will continue in 1999 as most Vencare customers convert to PPS. Accordingly, the Company believes that Vencare operating income in 1999 could decline materially.

  Corporate Overhead

   Operating income for the Company's three operating divisions excludes allocations of corporate overhead. These costs aggregate $28 million and $27 million in the first quarters of 1999 and 1998, respectively. As a percentage of revenues (before elimination), corporate overhead totaled 3.8% and 3.2%, respectively.

  Unusual Transactions

   Operating results for both periods include certain unusual transactions. In the first quarter of 1999, the Company recorded $2.3 million of professional fees incurred in connection with its capital restructuring activities. Operating income in the first quarter of 1998 was reduced by $7.7 million of professional fees incurred in connection with the Reorganization Transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

  Capital Costs

   Upon completion of the Reorganization Transactions, the Company leased substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $117 million in the first quarter of 1999 compared to $96 million for the same period last year. Rent expense in the first quarter of 1999 included $56 million paid to Ventas in connection with the Master Lease Agreements.

   As a result of the Reorganization Transactions, the overall leverage of the Company was increased substantially. Capital costs in the first quarter of 1999, including the impact of reduced depreciation and interest costs, were increased by approximately $28 million as a result of the Reorganization Transactions.

   In connection with the Reorganization Transactions in 1998, approximately $992 million of long-term debt was retained by Ventas.

  Income Taxes

   The provision for income taxes in the first quarter of 1999 is based upon management's estimate of taxable income (loss) for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Income Taxes (Continued)

   During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in the first quarter of 1999 includes a deferred tax valuation loss of $1.9 million. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs. The deferred tax valuation allowance included in the condensed consolidated balance sheet at March 31, 1999 totaled $208 million.

  Consolidated Results

   The Company reported a pretax loss from operations of $15 million in the first quarter of 1999 compared to income of $36 million in the first quarter of 1998.

   The net loss from operations in the first three months of 1999, including the impact of the deferred tax valuation allowance, aggregated $15 million. Net income from operations in the first quarter a year ago aggregated $19 million.

   Effective January 1, 1999, the Company adopted the provisions of SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provisions of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1998, was not significant.

Liquidity

   The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the Company's $1.0 billion Credit Agreement. Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. Following discussions with the Company's lead banks, the Company sought a temporary waiver of these covenant violations. On February 3, 1999, the Company announced that it had obtained the necessary approval from its Senior Lenders to secure a covenant waiver related to the Credit Agreement through March 31, 1999. The waiver included certain borrowing limitations under the $300 million Revolving Credit Facility. Aggregate borrowings under the Revolving Credit Facility initially were limited to $37.5 million and subsequently increased to $55 million during March.

   During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. At the close of business on May 13, 1999, there were approximately $23 million of outstanding borrowings under the Revolving Credit Facility.

   The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements, the obligation to

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's nursing centers and hospitals. The Company's failure to comply with those covenants would result in the termination of the waiver.

   In addition, the Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company announced that it had reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.375% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due to HCFA after one year aggregating $74.9 million have been classified as long-term debt in the Company's consolidated balance sheet at March 31, 1999.

   The Company is continuing discussions with its Senior Lenders regarding an amendment or restructuring of the Credit Agreement. There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver after May 28, 1999 or will not seek to declare an event of default or credit freeze prior to such date. In the event the Company is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the 1998 Notes contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Company's Master Lease Agreements with Ventas do not contain similar cross-default provisions.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. If the interest payment is not made within the 30-day grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders.

   If the Senior Lenders or holders of the 1998 Notes elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes (assuming the payment default is not cured), or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

   As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($455 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's consolidated balance sheet at March 31, 1999 and the Company has a deficit in working capital aggregating $620 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company paid $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provided that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the structured payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill.

   On May 5, 1999, the parties agreed to extend the Second Standstill through May 7, 1999. The parties initially did not extend the Tolling Agreement. On May 10, 1999, the Company announced that it did not pay the approximately $19 million in rent to Ventas that was due on May 7, 1999. Although Ventas served the Company with notices of nonpayment under the Master Lease Agreements, the parties subsequently entered into further amendments to the Second Standstill and the Tolling Agreement extending the time during which no remedies may be pursued by either party until June 6, 1999 and extending until June 11, 1999, the date by which the Company may cure its failure to pay the May rent.

   If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's continued failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

   The Company is continuing to negotiate with the Senior Lenders, Ventas and other creditors in an effort to develop a sustainable capital structure for the Company and a reduction in the rents paid by the Company to Ventas. The Company also intends to negotiate with the holders of the 1998 Notes as part of this effort. Despite the Company's efforts, there can be no assurance that these discussions will produce a sustainable capital structure.

   Cash provided by operations in the first quarter of 1999 aggregated $6 million compared to $57 million in the same period of 1998. The decline was primarily attributable to the 1999 operating loss and the payment of approximately $12 million in cash in connection with the settlement of a legal action entitled Highland Pines Nursing Center Inc., et al. v. TheraTx, Incorporated, et al. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

Capital Resources

   Capital expenditures (excluding acquisitions) for the first quarter of 1999 aggregated $24 million compared to $79 million a year ago. Planned capital expenditures in 1999 are expected to approximate $120 million to $140 million and include significant expenditures related to information systems and completion of nursing center improvement projects. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

   Capital expenditures in both periods were financed primarily through internally generated funds and, in 1998, borrowings under a bank credit agreement. At March 31, 1999, the estimated cost to complete and equip construction in progress approximated $28 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 1999.

   In the first quarter of 1998, the Company expended $12 million to acquire its former information systems outsourcer and two previously leased nursing centers. The Company does not intend to acquire any nursing centers, hospitals or ancillary service businesses in 1999.

Healthcare Reform

   The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. Under the Budget Act, annual growth rates for Medicare will be reduced from over 10% to approximately 7.5% for the next five years based on specific program baseline projections from the last five years. Virtually all spending reductions will come from providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

   The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a PPS hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a PPS hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenue in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Healthcare Reform (Continued)

   The Budget Act also established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to this new payment system during the first quarter of 1999, all of the Company's nursing centers were impacted by PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   The Budget Act is impacting adversely the Company's hospital division by reducing payments previously described. The TEFRA limits will continue to have a material adverse effect on the hospital division's results of operations in 1999. The reductions in the TEFRA incentive payments, which became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, are having an adverse impact on hospital revenues and may impact adversely the Company's ability to develop additional long-term care hospitals.

   The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing centers, the Company has been impacted adversely since the Federal per diem rates for higher acuity patients do not, in the Company's opinion, adequately compensate for the additional expense and risks associated with caring for such patients.

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

   There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities leased by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Healthcare Reform (Continued)

third-party payors to contain the amount of reimbursement for healthcare
services.   There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

   Medicare revenues as a percentage of total revenues were 34% and 35% for the three months ended March 31, 1999 and 1998, respectively, while Medicaid percentages of total revenues approximately 29% and 25% for the respective periods.


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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Year 2000 (Continued)

   All phases of the compliance program are on schedule to meet target completion dates. The progress of each phase is being monitored by management and periodically reported to the Audit and Compliance Committee of the Board of Directors. The following chart depicts the Company's target completion dates and the status of each phase as of March 31, 1999:

--------------------------------------------------------------------------------
                                                        Approximate Percentage
        Phase                  Target Completion Date         Completed
--------------------------------------------------------------------------------
Business assessment           May 1998                  100%
--------------------------------------------------------------------------------
Inventory and assessment      December 1998             100%
--------------------------------------------------------------------------------
Remediation and testing       June 1999                  85%
--------------------------------------------------------------------------------
Implementation and rollout    November 1999              60%
--------------------------------------------------------------------------------
Post-implementation           April 2000                  0%
--------------------------------------------------------------------------------

   The following chart depicts, by designated area, the percentage of the Company's IT and non-IT systems that have been tested and verified Y2K compliant as of March 31, 1999:

        ---------------------------------------------------
                                    Approximate Percentage
             Designated Area         Tested Y2K Compliant
        ---------------------------------------------------
        ---------------------------------------------------
        IT software and hardware     75%
        ---------------------------------------------------
        Facility components          70%
        ---------------------------------------------------
        Medical equipment            90%
        ---------------------------------------------------
        Telephone systems            95%
        ---------------------------------------------------

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

   The failure by the Company to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and other systems. As previously discussed, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000. This effort was initiated to consolidate the Company's current systems and to respond to the changes created by the Budget Act. The new systems configuration and development efforts are completed. The Company has begun installing the new systems in its facilities and plans to complete the installation by November 1999. If the rollout of the new financial information and patient accounting systems experiences unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary and available, external personnel.

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

   The Company continues to develop contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans will cover all IT and non-IT systems for each of the five designated areas. The implementation of the Company's new financial information and patient accounting systems is proceeding as planned. Accordingly, the Company does not intend to remediate other financial information and patient accounting systems that are currently in place. If the rollout of the new financial information and patient accounting systems experiences unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary and available, external personnel. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities. Such contingency plans may include arranging for interim payments from Medicare and submitting written requests for Medicaid payments.

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

   Management currently is implementing a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000 at a cost of approximately $45 million. A substantial portion of these costs will be capitalized and amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs are currently estimated to be approximately $66 million, of which the Company has expended approximately $40 million through March 31, 1999. A majority of the costs related solely to Y2K compliance will be expensed as incurred. The costs of the new financial information and patient accounting systems and the additional Y2K costs are expected to be funded through operating cash flows and available borrowings under the Credit Agreement. The Company does not expect to incur any material information system costs other than the new financial information and patient accounting systems and Y2K compliance program during 1999.

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

Other Information

   Various lawsuits and claims arising in the ordinary course of business are pending against the Company. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of material litigation and regulatory actions.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                        1998 Quarters                                  First
                                         --------------------------------------------                 Quarter
                                           First      Second      Third      Fourth        Year        1999
                                         --------   ---------   --------   ----------   ----------   --------
Revenues...............................  $823,316   $ 778,706   $718,115   $  679,602   $2,999,739   $700,232
                                         --------   ---------   --------   ----------   ----------   --------

Salaries, wages and benefits...........   480,364     459,808    415,365      397,486    1,753,023    403,894
Supplies...............................    76,052      77,832     69,069       71,419      294,372     68,664
Rent...................................    24,135      59,076     75,063       75,870      234,144     75,452
Other operating expenses...............   134,922     156,736    108,097      588,317      988,072    125,652
Depreciation and amortization..........    35,470      28,571     25,425       35,151      124,617     22,285
Interest expense.......................    37,195      28,394     22,294       19,125      107,008     19,536
Investment income......................    (1,180)     (1,130)      (990)      (1,388)      (4,688)      (631)
                                         --------   ---------   --------   ----------   ----------   --------
                                          786,958     809,287    714,323    1,185,980    3,496,548    714,852
                                         --------   ---------   --------   ----------   ----------   --------

Income (loss) before income taxes......    36,358     (30,581)     3,792     (506,378)    (496,809)   (14,620)
Provision for income taxes.............    17,477      (7,129)   (33,790)      99,541       76,099         50
                                         --------   ---------   --------   ----------   ----------   --------
Income (loss) from operations..........    18,881     (23,452)    37,582     (605,919)    (572,908)   (14,670)
Cumulative effect of change in
   accounting for start-up costs.......         -           -          -            -            -     (8,923)
Extraordinary loss on
   extinguishment of debt, net
   of income tax benefit...............         -     (77,937)         -            -      (77,937)         -
                                         --------   ---------   --------   ----------   ----------   --------
      Net income (loss)................    18,881    (101,389)    37,582     (605,919)    (650,845)   (23,593)
Preferred stock dividend
  requirements.........................         -        (177)      (266)        (254)        (697)      (261)
                                         --------   ---------   --------   ----------   ----------   --------
      Income (loss) available to
         common stockholders...........  $ 18,881   $(101,566)  $ 37,316   $ (606,173)  $ (651,542)  $(23,854)
                                         ========   =========   ========   ==========   ==========   ========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations....  $   0.28   $   (0.35)  $   0.55   $    (8.68)  $    (8.39)  $  (0.21)
      Cumulative effect of change in
        accounting for start-up costs..         -           -          -            -            -      (0.13)
      Extraordinary loss on
         extinguishment of debt........         -       (1.15)         -            -        (1.14)         -
                                         --------   ---------   --------   ----------   ----------   --------
         Net income (loss).............  $   0.28   $   (1.50)  $   0.55   $    (8.68)  $    (9.53)  $  (0.34)
                                         ========   =========   ========   ==========   ==========   ========

   Diluted:
      Income (loss) from operations....  $   0.28   $   (0.35)  $   0.54   $    (8.68)  $    (8.39)  $  (0.21)
      Cumulative effect of change in
        accounting for start-up costs..         -           -          -            -            -      (0.13)
      Extraordinary loss on
         extinguishment of debt........         -       (1.15)         -            -        (1.14)         -
                                         --------   ---------   --------   ----------   ----------   --------
         Net income (loss).............  $   0.28   $   (1.50)  $   0.54   $    (8.68)  $    (9.53)  $  (0.34)
                                         ========   =========   ========   ==========   ==========   ========

Shares used in computing earnings
   (loss) per common share:
      Basic............................    67,448      67,651     68,389       69,859       68,343     70,326
      Diluted..........................    67,857      67,651     68,554       69,859       68,343     70,326

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                       (In thousands, except statistics)

                                                            1998 Quarters                                      First
                                          -------------------------------------------------                   Quarter
                                             First       Second        Third       Fourth         Year         1999
                                          ----------   ----------   ----------   ----------   -----------   ----------
Revenues:
Nursing centers.........................  $  434,190   $  413,600   $  389,414   $  384,458   $ 1,621,662   $  382,041
Hospitals...............................     246,365      239,312      226,846      207,324       919,847      238,522
Vencare.................................     169,773      151,567      138,121      123,269       582,730      113,874
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                             850,328      804,479      754,381      715,051     3,124,239      734,437
Elimination.............................     (27,012)     (25,773)     (36,266)     (35,449)     (124,500)     (34,205)
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                          $  823,316   $  778,706   $  718,115   $  679,602   $ 2,999,739   $  700,232
                                          ==========   ==========   ==========   ==========   ===========   ==========
Income (loss) from operations:
  Operating income (loss):
     Nursing centers....................  $   62,447   $   49,964   $   61,189   $   42,975   $   216,575   $   59,122
     Hospitals..........................      77,650       67,328       63,774       40,231       248,983       58,411
     Vencare............................      26,892       23,125       20,840       (6,753)       64,104       14,574
     Corporate overhead.................     (27,347)     (30,315)     (26,399)     (42,204)     (126,265)     (27,773)
     Unusual transactions...............      (7,664)     (25,772)       6,180     (411,869)     (439,125)      (2,312)
                                          ----------   ----------   ----------   ----------   -----------   ----------
        Operating income (loss).........     131,978       84,330      125,584     (377,620)      (35,728)     102,022
     Rent...............................      24,135       59,076       75,063       75,870       234,144       75,452
     Depreciation and amortization......      35,470       28,571       25,425       35,151       124,617       22,285
     Interest, net......................      36,015       27,264       21,304       17,737       102,320       18,905
                                          ----------   ----------   ----------   ----------   -----------   ----------
     Income (loss) before income taxes..      36,358      (30,581)       3,792     (506,378)     (496,809)     (14,620)
     Provision for income taxes.........      17,477       (7,129)     (33,790)      99,541        76,099           50
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                          $   18,881   $  (23,452)  $   37,582   $ (605,919)  $  (572,908)  $  (14,670)
                                          ==========   ==========   ==========   ==========   ===========   ==========
Nursing Center Data:
End of period data:
   Number of nursing centers............         305          296          292          291                        293
   Number of licensed beds..............      39,960       39,094       38,578       38,362                     38,585
Revenue mix %:
   Medicare.............................          34           31           26           26            29           28
   Medicaid.............................          41           43           47           48            45           47
   Private and other....................          25           26           27           26            26           25
Patient days:
   Medicare.............................     408,002      374,244      354,285      362,437     1,498,968      380,748
   Medicaid.............................   1,949,544    1,939,521    1,935,464    1,921,872     7,746,401    1,867,554
   Private and other....................     692,932      677,607      666,407      656,951     2,693,897      633,137
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                           3,050,478    2,991,372    2,956,156    2,941,260    11,939,266    2,881,439
                                          ==========   ==========   ==========   ==========   ===========   ==========
Hospital Data:
End of period data:
   Number of hospitals..................          62           61           58           57                         57
   Number of licensed beds..............       5,313        5,301        5,051        4,979                      4,937
Revenue mix %:
   Medicare.............................          60           59           62           52            59           59
   Medicaid.............................           8           10           10           11            10           10
   Private and other....................          32           31           28           37            31           31
Patient days:
   Medicare.............................     173,967      162,991      154,483      155,842       647,283      175,953
   Medicaid.............................      28,535       31,422       30,618       30,963       121,538       29,939
   Private and other....................      45,747       43,974       43,100       45,846       178,667       49,924
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                             248,249      238,387      228,201      232,651       947,488      255,816
                                          ==========   ==========   ==========   ==========   ===========   ==========
Ancillary Services Data:
Revenues:
   Rehabilitation therapy...............  $   70,597   $   60,161   $   68,533   $   50,719   $   250,010   $   49,997
   Pharmacy.............................      40,058       40,248       36,394       42,923       159,623       46,080
   Respiratory therapy..................      44,135       39,803       30,161       27,069       141,168       12,604
   Other................................      14,983       11,355        3,033        2,558        31,929        5,193
                                          ----------   ----------   ----------   ----------   -----------   ----------
                                          $  169,773   $  151,567   $  138,121   $  123,269   $   582,730   $  113,874
                                          ==========   ==========   ==========   ==========   ===========   ==========

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only significant exposure to market risk is changes in the level of LIBOR interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. To mitigate the impact of fluctuations in these interest rates, the Company generally maintains a significant portion of its borrowings as fixed rate in nature either by borrowing on a fixed rate long-term basis or entering into interest rate swap transactions.

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


                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                          Average Interest (Swap) Rate
                             (Dollars in thousands)

                                                          Expected Maturities                                      Fair
                                   ----------------------------------------------------------------------------   Value
                                     1999       2000       2001        2002      2003     Thereafter    Total    3/31/99
                                   --------   --------    -------    --------   -------   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate (a).................  $ 10,649   $ 16,937    $17,763    $ 19,630   $21,638     $313,408   $400,025  $147,926
  Average interest rate..........     10.75%     10.75%     10.75%      10.75%    10.75%        9.00%
  Variable rate..................  $  5,230   $ 19,474    $61,974    $128,640   $27,700     $216,536   $459,554  $459,554
  (b) Average interest rate

Interest rate derivative
  financial instruments related
  to debt:
Interest rate swaps:
  Pay fixed/receive variable.....  $200,000   $100,000                                                 $300,000  $  2,890
  Average pay rate...............       6.4%       6.4%
  (c) Average receive rate

--------------------
(a) Fixed rate indebtedness includes amounts due to HCFA approximating $90 million. Approximately $15 million of the repayment is due within one year and is included in due to third party payors in the condensed consolidated balance sheet. The remaining amount due after one year ($74.9 million) is included in long-term debt in the condensed consolidated balance sheet. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
(b) Interest is payable, depending on certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 31/2%.
(c)  The variable rate portion of the interest rate swap is 3-month LIBOR.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow:

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rental payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company paid $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provided that neither party will pursue any claims against the other or any third party related to the Reorganization Transactions as long as the Company complied with the structured payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. On May 5, 1999, the parties agreed to extend the Second Standstill through May 7, 1999. The parties initially did not extend the Tolling Agreement. On May 10, 1999, the Company announced that it did not pay the approximately $19 million in rent to Ventas that was due on May 7, 1999. Although Ventas served the Company with notices of nonpayment under the Master Lease Agreements, the parties subsequently entered into further amendments to the Second Standstill and the Tolling Agreement extending the time during which no remedies may be pursued by either party until June 6, 1999 and extending until June 11, 1999, the date by which the Company may cure its failure to pay the May rent. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements.

   On October 21, 1998, the Company was notified by the HCFA Administrator in Chicago, Illinois and the State of Wisconsin that the Medicare and Medicaid certification for its 657-bed skilled nursing facility known as Mt. Carmel Health & Rehabilitation Center in Milwaukee, Wisconsin (the "Facility") would be terminated effective November 6, 1998. The State of Wisconsin Department of Health and Family Services also informed the Company that the Facility's license would be terminated as of February 13, 1999. The Facility appealed that termination. These actions resulted from the Facility's failure to attain substantial compliance with Federal and state requirements by an October 12, 1998 deadline. On November 6, 1998, the Company filed an action against HCFA in Federal district court in Washington, D.C. and obtained an order enjoining HCFA and its agents, including the State of Wisconsin, from terminating the Facility's certification and from relocating any of the Facility's residents. That case was dismissed after the Company reached agreements with state and Federal authorities to settle all fines and penalties and extend the threatened certification termination date to January 29, 1999. The Company has paid state and Federal fines totaling $500,000. On January 29, 1999, the Facility was determined to be in substantial compliance with Federal and state requirements, which removed the threat of Medicare and Medicaid decertification. On January 29, 1999, the Facility's license and operations were transferred to Benedictine Health Dimensions, an unrelated entity, pursuant to a management agreement. The Company remains financially responsible for the Facility's operations under the management agreement.

   The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled on February 18, 1999 after trial that defendants/counterclaims were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and to an undetermined amount of attorneys' fees and other litigation expenses. The Company has appealed the court's rulings against TheraTx.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. On January 22, 1999, the court granted the Company's motion to dismiss the case. The plaintiff has appealed the dismissal to the Sixth Circuit. The Company is defending this action vigorously.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. On March 19, 1999, the parties agreed to stay all proceedings in the action pending the resolution of the appeal currently before the Sixth Circuit for the Helwig case described above. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. On June 18, 1998, the court granted the Company's motion to dismiss with leave to amend the
Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling. The Company is defending this action vigorously.

   The Company's subsidiary, AXR, is the defendant in a civil qui tam lawsuit which was filed in the United States District Court for the Eastern District of Arkansas and served on the Company on July 7, 1997. The DOJ has intervened in the suit which was brought under the Federal Civil False Claims Act. AXR provided portable X-ray services to nursing facilities (including those operated by the Company) and other healthcare providers. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. The Company cooperated fully in the criminal investigation. The Company is defending vigorously the qui tam action.

   The Company's subsidiary, TheraTx, was a defendant and counterclaimant in an action pending in state court in Jacksonville, Florida entitled Highland Pines Nursing Center, Inc., et al. v. TheraTx, Incorporated, et al. The plaintiffs claimed that they were entitled to up to $40 million in earnout compensation from TheraTx's purchase of several businesses from the plaintiffs in 1995 and to damages from related tort claims. TheraTx had asserted fraud counterclaims against the plaintiffs relating to the original purchase. This case, along with other pending claims between TheraTx and the various plaintiffs, was settled in January 1999, resulting in a payment of $16.2 million in cash and other consideration by TheraTx to the plaintiffs. All legal actions between the parties have been dismissed pursuant to the settlement.

   The Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is cooperating fully in the investigations. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations. Such a resolution could include a payment to the government which could have a material adverse effect on the Company's liquidity and financial position.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that HCFA or other regulatory agencies will not initiate additional investigations related to the Company's business in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of senior management and may have a disruptive effect upon the Company's operations.

Item 3.  Defaults Upon Senior Securities

   The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the Company's $1.0 billion Credit Agreement. Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. Following discussions with the Company's lead banks, the Company sought a temporary waiver of these covenant violations. On February 3, 1999, the Company announced that it had obtained the necessary approval from its Senior Lenders to secure a covenant waiver related to the Credit Agreement through March 31, 1999. The waiver included certain borrowing limitations under the $300 million Revolving Credit Facility. Aggregate borrowings under the Revolving Credit Facility initially were limited to $37.5 million and subsequently increased to $55 million during March.

   During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. The current waiver includes, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the waiver period. At the close of business on May 13, 1999, there were approximately $23 million of outstanding borrowings under the Revolving Credit Facility.

   The waiver also sets forth certain events which would terminate the obligation of the Senior Lenders to fund the Revolving Credit Facility. If the Company fails to pay rent to Ventas without the consent of Ventas or the protection of injunctive relief granting a stay of termination under the Master Lease Agreements, the obligation to continue funding under the Revolving Credit Facility will be frozen. In addition, if the Company pays, or a right of setoff is asserted by the appropriate third party payor seeking to recoup, reimbursement overpayments in excess of $10 million, the obligation to continue funding under the Revolving Credit Facility also will be frozen. The waiver also places additional informational requirements and minimum daily census level requirements on the Company's nursing centers and hospitals. The Company's failure to comply with those covenants would result in the termination of the waiver.

   In addition, the Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company announced that it had reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.375% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due HCFA after one year aggregating $74.9 million have been classified as long-term debt in the Company's consolidated balance sheet at March 31, 1999.

   The Company is continuing discussions with its Senior Lenders regarding an amendment or restructuring of the Credit Agreement. There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver after May 28, 1999 or will not seek to declare an event of default or credit freeze prior to such date. In the event the Company is unable to obtain the necessary amendment or comply with or maintain a covenant waiver, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the 1998 Notes contain provisions which allow those creditors to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. The Company's Master Lease Agreements with Ventas do not contain similar cross-default provisions.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. If the interest payment is not made within the 30-day grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders.

   If the Senior Lenders or holders of the 1998 Notes elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes (assuming the payment default is not cured), or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code.

   As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($455 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's consolidated balance sheet at March 31, 1999 and the Company has a deficit in working capital aggregating $620 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. In view of ongoing discussions, on March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the structured payment of approximately $18.5 million of rental payments initially due on April 1. The Company paid $8.0 million on April 13, 1999, $4.3 million on each of April 20 and April 27, and $1.9 million on April 30, 1999. The Second Standstill further provided that neither party will pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the structured payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill.

   On May 5, 1999, the parties agreed to extend the Second Standstill through May 7, 1999. The parties initially did not extend the Tolling Agreement. On May 10, 1999, the Company announced that it did not pay the approximately $19 million in rent to Ventas that was due on May 7, 1999. Although Ventas served the Company with notices of nonpayment under the Master Lease Agreements, the parties subsequently entered into further amendments to the Second Standstill and the Tolling Agreement extending the time during which no remedies may be pursued by either party until June 6, 1999 and extending until June 11, 1999, the date by which the Company may cure its failure to pay the May rent.

   If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's continued failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

   The Company is continuing to negotiate with the Senior Lenders, Ventas and other creditors in an effort to develop a sustainable capital structure for the Company and a reduction in the rents paid by the Company to Ventas. The Company also intends to negotiate with the holders of the 1998 Notes as part of this effort. Despite the Company's efforts, there can be no assurance that these discussions will produce a sustainable capital structure.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity."

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       10.1 Waiver No. 2 to the Credit Agreement dated as of March 31, 1999 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.2 Separation Agreement and Release of Claims entered into by W. Bruce Lunsford and the Company.

       10.3 Employment Agreement dated as of February 12, 1999 between Vencor Operating, Inc. and Edward L. Kuntz.

       10.4 Employment Agreement dated as of January 4, 1999 between Vencor Operating, Inc. and Donald D. Finney.

       10.5 Second Amendment to Master Lease Agreement No. 1 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor Operating, Inc. and the Company. Exhibit
               10.48 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.6 Second Amendment to Master Lease Agreement No. 2 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor Operating, Inc. and the Company. Exhibit
               10.49 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.7 Second Amendment to Master Lease Agreement No. 3 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor Operating, Inc. and the Company. Exhibit
               10.50 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.8 Second Amendment to Master Lease Agreement No. 4 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor Operating, Inc. and the Company. Exhibit
               10.51 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.9 Standstill Agreement dated March 31, 1999 between the Company and Ventas, Inc. Exhibit 99.3 to the Current Report on Form 8-K of the Company dated March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.10 Second Standstill Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.11 Tolling Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.12 Amendment Number 1 to the Second Standstill Agreement dated April 12, 1999 dated as of May 5, 1999 between the Company and Ventas, Inc.

       10.13 Amendment Number 2 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 1 to the Tolling Agreement dated April 12, 1999 dated as of May 8, 1999 between the Company and Ventas, Inc.

       27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K on January 25, 1999 reporting the appointment of Edward L. Kuntz as Chairman of the Board and Chief Executive Officer and the resignation of W. Bruce Lunsford as Chairman of the Board and Chief Executive Officer. The Company filed a Current Report on Form 8-K on January 26, 1999 reporting that it expected earnings for the fourth quarter, exclusive of unusual transactions, to be substantially lower than the third quarter of 1998. The Company also announced that it expected that reported 1998 results would be impacted adversely by certain recurring year-end adjustments and that certain additional adjustments may be recorded in connection with asset valuations in the fourth quarter. The Company further announced that it may be required to renegotiate its bank credit facility since the previously discussed operating results and adjustments would lead to covenant violations.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENCOR, INC.



Date:  May 14, 1999                           /s/  EDWARD L. KUNTZ
-------------------              -----------------------------------------------
                                                Edward L. Kuntz
                                          Chairman of the Board, Chief
                                         Executive Officer and President


Date:  May 14, 1999                       /s/  RICHARD A. SCHWEINHART
-------------------              -----------------------------------------------
                                            Richard A. Schweinhart
                                        Senior Vice President and Chief
                                         Financial Officer (Principal
                                              Financial Officer)