Form 10-Q
period 1999-06-30
VENCOR INC
filed 1999-08-13
CIK 1060009

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                (502) 596-7300
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----       -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class of Common Stock        Outstanding at July 31, 1999
           ---------------------        ----------------------------
      Common stock, $0.25 par value         70,390,585 shares

                                    1 of 39

                                 VENCOR, INC.
                                   FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION                                    Page
                                                                  ----

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations --
          for the quarter and six months
          ended June 30, 1999 and 1998.........................     3

         Condensed Consolidated Balance Sheet --
          June 30, 1999 and December 31, 1998..................     4

         Condensed Consolidated Statement of Cash Flows --
          for the six months ended June 30, 1999 and 1998......     5

         Notes to Condensed Consolidated Financial Statements..     6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................    16

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk..........................................    31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................    32

Item 3.  Defaults Upon Senior Securities.......................    34

Item 4.  Submission of Matters to a Vote of Security Holders...    36

Item 6.  Exhibits and Reports on Form 8-K......................    37

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          For the quarter and six months ended June 30, 1999 and 1998
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                             Quarter               Six Months
                                                      ---------------------  ------------------------
                                                        1999        1998        1999         1998
                                                      ---------  ----------  -----------  -----------

Revenues............................................  $688,892   $ 778,706   $1,389,124   $1,602,022
                                                      --------   ---------   ----------   ----------

Salaries, wages and benefits........................   392,748     459,808      796,642      940,172
Supplies............................................    70,417      77,832      139,081      153,884
Rent................................................    76,088      59,076      151,540       83,211
Other operating expenses............................   149,118     156,736      274,770      291,658
Depreciation and amortization.......................    21,612      28,571       43,897       64,041
Interest expense....................................    20,032      28,394       39,568       65,589
Investment income...................................      (642)     (1,130)      (1,273)      (2,310)
                                                      --------   ---------   ----------   ----------
                                                       729,373     809,287    1,444,225    1,596,245
                                                      --------   ---------   ----------   ----------

Income (loss) before income taxes...................   (40,481)    (30,581)     (55,101)       5,777
Provision for income taxes..........................        50      (7,129)         100       10,348
                                                      --------   ---------   ----------   ----------

Loss from operations................................   (40,531)    (23,452)     (55,201)      (4,571)

Cumulative effect of change in accounting
   for start-up costs...............................         -           -       (8,923)           -
Extraordinary loss on extinguishment of debt, net
   of income tax benefit............................         -     (77,937)           -      (77,937)
                                                      --------   ---------   ----------   ----------

            Net loss................................   (40,531)   (101,389)     (64,124)     (82,508)
Preferred stock dividend requirements...............      (262)       (177)        (523)        (177)
                                                      --------   ---------   ----------   ----------

            Loss to common stockholders.............  $(40,793)  $(101,566)  $  (64,647)  $  (82,685)
                                                      ========   =========   ==========   ==========

Loss per common share:
   Basic:
      Loss from operations..........................  $  (0.58)  $   (0.35)  $    (0.79)  $    (0.07)
      Cumulative effect of change in accounting
         for start-up costs.........................         -           -        (0.13)           -
      Extraordinary loss on extinguishment of debt..         -       (1.15)           -        (1.15)
                                                      --------   ---------   ----------   ----------

            Net loss................................  $  (0.58)  $   (1.50)  $    (0.92)  $    (1.22)
                                                      ========   =========   ==========   ==========

   Diluted:
      Loss from operations..........................  $  (0.58)  $   (0.35)  $    (0.79)  $    (0.07)
      Cumulative effect of change in accounting
         for start-up costs.........................         -           -        (0.13)           -
      Extraordinary loss on extinguishment of debt..         -       (1.15)           -        (1.15)
                                                      --------   ---------   ----------   ----------

            Net loss................................  $  (0.58)  $   (1.50)  $    (0.92)  $    (1.22)
                                                      ========   =========   ==========   ==========

Shares used in computing loss per common share:
   Basic............................................    70,395      67,651       70,360       67,550
   Diluted..........................................    70,395      67,651       70,360       67,550


                            See accompanying notes.

                                  VENCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                       June 30,    December 31,
                                                                         1999          1998
                                                                      -----------  -------------
                              ASSETS
Current assets:
 Cash and cash equivalents..........................................  $   28,537     $   34,551
 Accounts and notes receivable less allowance for loss..............     454,556        471,701
 Inventories........................................................      32,055         28,594
 Income taxes.......................................................      12,073         15,315
 Other..............................................................      73,950         78,317
                                                                      ----------     ----------
                                                                         601,171        628,478

Property and equipment, at cost.....................................     793,640        749,867
Accumulated depreciation............................................    (301,513)      (262,551)
                                                                      ----------     ----------
                                                                         492,127        487,316

Goodwill less accumulated amortization..............................     444,826        456,644
Investments in affiliates...........................................      15,466         35,707
Assets held for sale................................................      23,432         28,524
Other...............................................................      73,123         81,221
                                                                      ----------     ----------
                                                                      $1,650,145     $1,717,890
                                                                      ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................................  $  114,876     $  152,103
 Salaries, wages and other compensation.............................     144,947        150,906
 Due to third party payors..........................................      27,080         98,851
 Other accrued liabilities..........................................     143,879        139,254
 Long-term debt due within one year.................................       8,888          9,048
 Long-term debt in default classified as current....................     789,609        760,885
                                                                      ----------     ----------
                                                                       1,229,279      1,311,047

Long-term debt......................................................      76,395          6,600
Deferred credits and other liabilities..............................      95,263         85,255
Series A preferred stock............................................       1,743          1,743

Stockholders' equity:
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,391 shares -- June 30 and 70,146 shares -- December 31..      17,598         17,537
 Capital in excess of par value.....................................     664,253        665,447
 Accumulated deficit................................................    (434,386)      (369,739)
                                                                      ----------     ----------
                                                                         247,465        313,245
                                                                      ----------     ----------
                                                                      $1,650,145     $1,717,890
                                                                      ==========     ==========




                            See accompanying notes.

                                  VENCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                For the six months ended June 30, 1999 and 1998
                                  (Unaudited)
                                 (In thousands)

                                                                                         1999        1998
                                                                                      ----------  ----------
Cash flows from operating activities:
   Net loss.........................................................................   $(64,124)  $ (82,508)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     43,897      64,041
      Provision for doubtful accounts...............................................     12,010      15,093
      Extraordinary loss on extinguishment of debt..................................          -     126,726
      Unusual transactions..........................................................     21,720      23,963
      Deferred income taxes.........................................................          -     (12,567)
      Cumulative effect of change in accounting for start-up costs..................      8,923           -
      Other.........................................................................      7,598        (863)
      Changes in operating assets and liabilities:
         Accounts and notes receivable..............................................     17,383      29,550
         Inventories and other assets...............................................      7,225       2,287
         Accounts payable...........................................................    (37,387)     45,907
         Income taxes...............................................................      3,242     (28,387)
         Due to third party payors..................................................      2,544           -
         Other accrued liabilities..................................................      6,260      (1,490)
                                                                                       --------   ---------

            Net cash provided by operating activities...............................     29,291     181,752
                                                                                       --------   ---------

Cash flows from investing activities:
   Purchase of property and equipment...............................................    (50,522)   (142,755)
   Acquisition of healthcare businesses and previously leased facilities............          -     (16,006)
   Sale of assets...................................................................      5,850      14,708
   Surety bond deposits.............................................................    (14,067)          -
   Series A preferred stock loans...................................................          -     (15,930)
   Net change in investments........................................................      5,117        (271)
   Other............................................................................     (4,172)     (3,001)
                                                                                       --------   ---------

            Net cash used in investing activities...................................    (57,794)   (163,255)
                                                                                       --------   ---------

Cash flows from financing activities:
   Net change in borrowings under revolving lines of credit.........................     37,400    (228,946)
   Issuance of long-term debt.......................................................          -     700,000
   Net proceeds from senior subordinated notes offering.............................          -     294,000
   Payment of senior subordinated notes.............................................          -    (732,547)
   Repayment of long-term debt......................................................    (13,356)    (57,466)
   Payment of deferred financing costs..............................................     (1,558)     (7,758)
   Issuances of common stock........................................................          3         227
                                                                                       --------   ---------
            Net cash provided by (used in) financing activities.....................     22,489     (32,490)
                                                                                       --------   ---------
Change in cash and cash equivalents.................................................     (6,014)    (13,993)
Cash and cash equivalents at beginning of period....................................     34,551      55,627
                                                                                       --------   ---------
Cash and cash equivalents at end of period..........................................   $ 28,537   $  41,634
                                                                                       ========   =========

Supplemental information:
 Interest payments..................................................................  $  23,755  $   89,003
 Income tax payments (refunds)......................................................     (3,141)      2,935

                            See accompanying notes.

                                  VENCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At June 30, 1999, the Company operated 293 nursing centers (38,387 licensed beds), 56 long-term acute care hospitals (4,935 licensed beds), and a contract services business ("Vencare") which primarily provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

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

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which was required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB delayed the effective date of SFAS 133 for one year. Management has not determined the effect, if any, of SFAS 133 on the Company's consolidated financial statements.

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

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

   During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. On May 28, 1999, the Senior Lenders granted a further waiver through July 30, 1999. Under this waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $125 million to $80 million. On July 30, 1999, the Senior Lenders and the Company further extended the waiver through August 27, 1999. Each of the waivers has included, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the respective waiver periods. At the close of business on August 12, 1999, outstanding borrowings under the Revolving Credit Facility aggregated $55 million.

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

   As previously reported, the Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY (Continued)

payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999. Assuming that the current rate of 13.25% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due to HCFA after one year aggregating $71.3 million have been classified as long-term debt in the Company's condensed consolidated balance sheet at June 30, 1999.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"). The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. Since the interest payment was not made within the grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders.

   There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver or will not seek to declare an event of default or credit freeze. In such an event, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the 1998 Notes contain provisions which allow the holders of the 1998 Notes (the "Noteholders") to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. If the Senior Lenders or the Noteholders elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code").

   As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($490 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's condensed consolidated balance sheet at June 30, 1999 and the Company has a deficit in working capital aggregating $628 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Reorganization Transactions (the "Reorganization Agreement"). The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. On March 31, 1999, the Company and Ventas entered into a standstill agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into a second standstill agreement (the "Second Standstill") which provided for the payment on various dates of the rent payments initially due on April 1. The Second Standstill further provided

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY (Continued)

that neither party would pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

   As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent. Under the current arrangement, the Company has agreed to make the July 1999 rent payments on various dates during August. The Second Standstill and the Tolling Agreement have been extended to provide that Ventas cannot exercise any remedy under the Master Lease Agreements through September 3, 1999 (or five days following any failure by the Company to make any payment of July rent as rescheduled) and neither party can bring any action against the other through September 3, 1999 unless the Company fails to make the rescheduled rent payments or unless the Company files for bankruptcy or a bankruptcy action is filed against the Company. The Company will have until September 10, 1999 to cure any default related to the nonpayment of the August rent. The Company has paid all rent due under the Master Lease Agreements through June 1999.

   If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and the potential for a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

   As previously reported, the Company has been informed by the United States Department of Justice (the "DOJ") that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations. To the extent that such a resolution would require a payment to the government, the Company may not have the necessary resources to finance such an obligation. See Note 8.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- ISSUES AFFECTING LIQUIDITY (Continued)

   The Company is continuing to negotiate with the Senior Lenders, Ventas, the Noteholders and the DOJ in an effort to permanently restructure its financial obligations and obtain a sustainable capital structure for the Company. Despite the Company's efforts, there can be no assurance that these discussions will be successful or that the Company will not elect to file for protection under Chapter 11 of the Bankruptcy Code before the completion of these negotiations. If an agreement is reached, then it is likely to result in the existing Vencor common stock having little, if any, value.

NOTE 4 -- REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third party payors for the provision of healthcare services, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

   A summary of revenues by payor type follows (in thousands):

                           Quarter                Six Months
                     --------------------  ------------------------
                       1999       1998        1999         1998
                     ---------  ---------  -----------  -----------
Medicare...........  $234,808   $272,788   $  484,137   $  571,625
Medicaid...........   217,681    212,879      428,793      421,285
Private and other..   270,967    318,812      544,963      661,897
                     --------   --------   ----------   ----------
                      723,456    804,479    1,457,893    1,654,807
Elimination........   (34,564)   (25,773)     (68,769)     (52,785)
                     --------   --------   ----------   ----------
                     $688,892   $778,706   $1,389,124   $1,602,022
                     ========   ========   ==========   ==========

NOTE 5 -- UNUSUAL TRANSACTIONS

   Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

   During the second quarter of 1999, the Company recorded $25.4 million of costs related to (i) the write-off of the Company's remaining investment in Behavioral Healthcare Corporation ("BHC") ($15.2 million), (ii) the cancellation of a nursing center software development project ($5.6 million) and (iii) professional fees incurred in connection with the Company's capital restructuring activities ($4.6 million). Unusual transactions for the six months ended June 30, 1999 also include $2.3 million of professional fees incurred in connection with the Company's capital restructuring activities in the first quarter.

   During the second quarter of 1998, the Company incurred $25.7 million of professional fees related to the Reorganization Transactions, losses related to the disposal of certain non-strategic businesses, and the write-off of capitalized amounts related to a cancelled construction project. Unusual transactions for the six months ended June 30, 1998 also include $7.7 million of professional fees incurred in connection with the Reorganization Transactions in the first quarter.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 6 -- BUSINESS SEGMENT DATA

   The Company operates three business segments: nursing centers, hospitals and ancillary services (Vencare). The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's three business segments excludes allocations of corporate overhead. Summary business segment data follows (in thousands):

                                             Quarter                  Six Months
                                       --------------------     -----------------------
                                         1999       1998          1999          1998
                                       ---------  ---------     ----------   ----------
Revenues:
Nursing centers......................  $382,548   $413,600      $  764,589   $  847,790
Hospitals............................   234,868    239,312         473,390      485,677
Vencare..............................   106,040    151,567         219,914      321,340
                                       --------   --------      ----------   ----------
                                        723,456    804,479       1,457,893    1,654,807
Elimination..........................   (34,564)   (25,773)        (68,769)     (52,785)
                                       --------   --------      ----------   ----------
                                       $688,892   $778,706      $1,389,124   $1,602,022
                                       ========   ========      ==========   ==========
Income (loss) from operations:
  Operating income (loss):
    Nursing centers..................  $ 59,186   $ 49,964      $  118,308   $  112,411
    Hospitals........................    59,656     67,328         118,067      144,978
    Vencare..........................    12,815     23,125          27,389       50,017
    Corporate overhead...............   (29,674)   (30,315)        (57,447)     (57,662)
    Unusual transactions.............   (25,374)   (25,772)        (27,686)     (33,436)
                                       --------   --------      ----------   ----------
        Operating income.............    76,609     84,330         178,631      216,308
  Rent...............................    76,088     59,076         151,540       83,211
  Depreciation and amortization......    21,612     28,571          43,897       64,041
  Interest, net......................    19,390     27,264          38,295       63,279
                                       --------   --------      ----------   ----------
  Income (loss) before income taxes..   (40,481)   (30,581)        (55,101)       5,777
  Provision for income taxes.........        50     (7,129)            100       10,348
                                       --------   --------      ----------   ----------
                                       $(40,531)  $(23,452)     $  (55,201)  $   (4,571)
                                       ========   ========      ==========   ==========

                                                             June 30, 1999   December 31, 1998
                                                             -------------   -----------------
Assets:
  Nursing centers...........................................    $  538,183   $  520,412
  Hospitals and Vencare.....................................       791,136      848,056
  Corporate.................................................       320,826      349,422
                                                                ----------   ----------
                                                                $1,650,145   $1,717,890
                                                                ==========   ==========

NOTE 7 -- INCOME TAXES

   The provision for income taxes in the second quarter of 1999 is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in 1999 includes a deferred tax valuation loss of $9.5 million for the second quarter and $11.4 million for the six months ended June 30, 1999. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs in the first quarter of 1999. The deferred tax valuation allowance included in the condensed consolidated balance sheet at June 30, 1999 totaled $218 million.

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow:

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rent payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the payment on various dates of the rent payments initially due on April 1. The Second Standstill further provided that neither party would pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas have entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent. Under the current arrangement, the Company has agreed to make the July 1999 rent payments on various dates during August. The Second Standstill and the Tolling Agreement have been extended to provide that Ventas cannot exercise any remedy under the Master Lease Agreements through September 3, 1999 (or five days following any failure by the Company to make any payment of July rent as rescheduled) and neither party can bring any action against the other through September 3, 1999 unless the Company fails to make the rescheduled rent payments or unless the Company files for bankruptcy or a bankruptcy action is filed against the Company. The Company will have until September 10, 1999 to cure any default related to the nonpayment of the August rent. The Company has paid all rent due under the Master Lease Agreements through June 1999. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements.

   The Company's subsidiary, TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately

                                  VENCOR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

$1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings.

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

   On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of a Tampa nursing center operated by the Company and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The action was dismissed without prejudice on July 5, 1999.

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

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case has been dismissed. The plaintiff has appealed this ruling. The Company is defending this action vigorously.

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

   On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

     Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words "anticipates," "believes," "expects," "intends," "will," "may" and similar words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such factors may include, without limitation, the Company's ability to amend or refinance its existing debt and lease obligations or otherwise adjust its current financial structure, the increase in the Company's cost of borrowing, its ability to attract patients and the effects of healthcare reform and legislation on the Company's business strategy and operations. In addition, the Company's current financial difficulties may disrupt its operations and may result in a number of other operational difficulties, including the following:
(i) the Company may have little, if any, ability to access capital markets, (ii) the Company's senior management may be required to spend an excessive amount of time and effort dealing with the Company's financial difficulties instead of focusing on the operations of its businesses, (iii) the Company may be unable to retain top management and other key personnel, (iv) the Company may experience a reduction in the census at its nursing centers and hospitals if patients and referral sources become concerned about the Company's ability to provide quality care and (v) suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on shortened payment or cash terms. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of the future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

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

General

     The Company is one of largest providers of long-term healthcare services in the United States. At June 30, 1999, the Company operated 293 nursing centers (38,387 licensed beds), 56 long-term acute care hospitals (4,935 licensed beds), and its Vencare ancillary services business which provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

     In January 1998, the Board of Directors of Ventas authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the nursing center, hospital and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company. In anticipation of the Reorganization Transactions, the Company was incorporated on March 27, 1998 to be the new operating company. On April 30, 1998, Ventas completed the spin off of its healthcare operations from its real estate holdings through the distribution of the common stock of the Company on a one-for-one basis to the stockholders of record of Ventas as of April 27, 1998. The Distribution was

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

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

Results of Operations

  Nursing Center Division

     Revenues declined 8% to $383 million in the second quarter of 1999 from $414 million in the same period a year ago and declined 10% to $765 million for the first six months of 1999 from $848 million last year. On a same-store basis, revenues declined 5% in the second quarter and 7% for the six months ended June 30 compared to the same periods in 1998. The Balanced Budget Act of 1997 (the "Budget Act") established a new prospective payment system ("PPS"), which became effective July 1, 1998 for the Company's nursing centers. Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system. Second quarter Medicare revenues per patient day declined 19% to $276 from $343 in the second quarter of 1998. For the first six months of 1999, Medicare revenues per patient day declined 20% to $278 from $350 last year. The revenue decline also was attributable to a deterioration in the mix of patient days by payor type. The percentage of Medicaid patient days (for which reimbursement rates generally are less than Medicare and private pay) increased to 66% and 65% of total patient days for the second quarter and six months ended June 30, 1999, respectively, compared to 65% and 64%, respectively, last year. Same-store patient days were relatively unchanged for both the second quarter and six month period compared to the respective periods in 1998.

     Operating income increased 18% to $59 million in the second quarter of 1999 compared to $50 million for the same period of 1998 and increased 5% to $118 million for the first six months of 1999 compared to $112 million last year. Despite a decline in revenues, operating margins improved in the second quarter of 1999 to 15.5% from 12.1% in the same quarter of the prior year and to 15.5% from 13.3% for the first six months of 1999. The improvement in operating margins resulted primarily from lower ancillary service costs and the elimination of costs incurred in the second quarter of 1998 associated with the conversion to PPS. Total operating costs per patient day declined to $112 in the second quarter of 1999 compared to $121 for the same period a year ago and to $112 for the first six months of 1999 from $122 last year.

  Hospital Division

     Revenues declined 2% to $235 million in the second quarter of 1999 from $239 million last year and declined 3% to $473 million from $486 million for the six month periods despite increases in same-store patient days of 5% and 4%, respectively, for the second quarter of 1999 and for the six months ended June 30, 1999. The decline in revenues in both periods resulted primarily from reductions in the level of Medicare reimbursements.

     The Budget Act reduced Medicare reimbursements to the Company's hospitals related to certain incentive payments, allowable bad debts and capital costs, and payments for services to patients transferred from general acute care hospitals. These reimbursement changes became effective at various dates beginning in the fourth quarter of 1997. Management believes that hospital revenues in 1999 could be reduced by approximately $40 million from 1997 levels due to the provisions of the Budget Act.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Hospital Division (Continued)

     Operating income declined 11% to $60 million in the second quarter of 1999 from $67 million last year and declined 19% to $118 million from $145 million for the first six months of the year. Operating margins declined in the second quarter of 1999 to 25.4% from 28.1% last year and 24.9% for the first six months from 29.9% last year. Although operating costs per patient day declined 3% in the second quarter of 1999 and were relatively unchanged for the six month period compared to last year, operating margins were impacted adversely by the previously discussed Medicare reimbursement reductions.

     Operating income in the hospital division includes the Company's equity in the operations of BHC, of which the Company owns a 44% voting interest. In the second quarter of 1999, the Company recorded a loss of $2.8 million in connection with the operations of BHC, compared to income of $900,000 for the same period a year ago. For the six months ended June 30, 1999, the Company recorded a loss of $4.8 million, compared to income of $1.7 million in 1998.

     Medicare revenues recorded by the Company's hospitals include reimbursement for expenses related to certain costs associated with hospital-based ancillary services provided by Vencare to its nursing center customers. As part of its ongoing investigations, the DOJ has objected to including such costs on the cost reports filed by the Company's hospitals. Hospital Medicare revenues related to the reimbursement of such costs aggregated $7 million and $12 million for the three months ended June 30, 1999 and 1998, respectively, and $14 million and $25 million for the respective six month periods. If the Company is unsuccessful in its discussions with the DOJ concerning this issue, the elimination of such reimbursement could have a material adverse effect on hospital operating income. See Note 8 to the Notes to Condensed Consolidated Financial Statements.

  Vencare Ancillary Services Division

     Revenues declined 30% to $106 million in the second quarter of 1999 from $152 million in the same quarter of 1998 and declined 32% to $220 million from $321 million for the first six months of the year. For the second quarter, revenues from respiratory therapy declined 72% to $11 million, rehabilitation therapy revenues declined 24% to $46 million and pharmacy revenues increased 12% to $45 million. For the six months ended June 30, 1999, revenues from respiratory therapy declined 72% to $24 million, rehabilitation therapy revenues declined 27% to $96 million and pharmacy revenues increased 14% to $91 million. Declines in other ancillary revenues in both periods were primarily attributable to the disposal of certain non-strategic businesses in 1998.

     Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While all of the Company's nursing centers were subject to PPS on July 1, 1998, most of its non-affiliated customers became subject to PPS in January 1999. Under PPS, Medicare reimbursement to nursing centers was changed from a system based upon reasonable direct and indirect cost of providing care to patients to one in which nursing centers receive a fixed per diem payment to cover substantially all services provided to patients, including ancillary services such as respiratory, rehabilitation, speech and occupational therapies and certain covered pharmaceuticals. Management believes that the decline in demand for its Vencare services, particularly respiratory and rehabilitation therapies, is attributable mostly to efforts by nursing center customers to reduce operating costs under PPS. In addition, as a result of these regulatory changes, many nursing centers may elect to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

     Operating income declined 45% to $13 million in the second quarter of 1999 from $23 million last year and declined 45% to $27 million for the first six months of the year from $50 million last year. Operating income during the first half of 1999 was impacted adversely by a significant decline in demand for respiratory and rehabilitation therapies. Management believes that such declines in demand will continue in 1999 as Vencare customers continue to reduce operating costs under PPS. Accordingly, the Company believes that Vencare revenues and operating income in 1999 will continue to be materially lower than 1998.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Corporate Overhead

     Operating income for the Company's three operating divisions excludes allocations of corporate overhead. These costs aggregate $30 million for both the second quarters of 1999 and 1998. For the first six months of the year, these costs aggregated $57 million in 1999 and $58 million in 1998. As a percentage of revenues (before elimination), corporate overhead totaled 4.1% and 3.8% for the second quarter of 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, corporate overhead as a percentage of revenues totaled 3.9% and 3.5%, respectively.

  Unusual Transactions

     Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

     In the second quarter of 1999, the Company recorded $25.4 million of costs related to (i) the write-off of the Company's remaining investment in BHC ($15.2 million), (ii) the cancellation of a nursing center software development project ($5.6 million) and (iii) professional fees incurred in connection with the Company's capital restructuring activities ($4.6 million). Operating results for the second quarter of 1998 include $25.7 million of professional fees related to the Reorganization Transactions, losses related to the disposal of certain non-strategic businesses, and the write-off of capitalized amounts related to a cancelled construction project.

     Unusual transaction costs totaled $27.7 million for the six months ended June 30, 1999, including $2.3 million of professional fees related to the Company's capital restructuring activities incurred in the first quarter of 1999. Unusual transactions for the first half of 1998 totaled $33.4 million, which included $7.7 million of professional fees incurred in connection with the Reorganization Transactions in the first quarter.

  Capital Costs

     Upon completion of the Reorganization Transactions, the Company leased substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $117 million in the second quarter of 1999 compared to $115 million for the same period last year, and $234 million for the first six months of 1999 compared to $211 million last year.

     As a result of the Reorganization Transactions, the overall leverage of the Company was increased substantially. Capital costs in the second quarter and six months ended June 30, 1999, including the impact of reduced depreciation and interest costs, were increased by approximately $9 million and $37 million, respectively, as a result of the Reorganization Transactions.

     In connection with the Reorganization Transactions in 1998, approximately $992 million of long-term debt was retained by Ventas.

  Income Taxes

     The provision for income taxes in the second quarter of 1999 is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Income Taxes (Continued)

     During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in 1999 includes a deferred tax valuation loss of $9.5 million for the second quarter and $11.4 million for the six months ended June 30, 1999. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs in the first quarter of 1999. The deferred tax valuation allowance included in the condensed consolidated balance sheet at June 30, 1999 totaled $218 million.

  Consolidated Results

     The Company reported a pretax loss from operations of $40 million in the second quarter of 1999 compared to a pretax loss of $31 million in the second
quarter of 1998.   For the six months ended June 30, 1999, the Company recorded a pretax loss from operations of $55 million compared to pretax income of $6 million for the same period last year.

     The net loss from operations in the second quarter of 1999, including the impact of the deferred tax valuation allowance, aggregated $41 million. The net loss from operations in the second quarter a year ago aggregated $23 million. For the six months ended June 30, 1999, the Company's net loss from operations totaled $55 million compared to a loss of $5 million a year ago.

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

     The net loss in the second quarter of 1998 includes an extraordinary loss of $77.9 million incurred in connection with the extinguishment of debt in the Reorganization Transactions.

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

     During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

to $125 million. On May 28, 1999, the Senior Lenders granted a further waiver through July 30, 1999. Under this waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $125 million to $80 million. On July 30, 1999, the Senior Lenders and the Company further extended the waiver through August 27, 1999. Each of the waivers has included, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the respective waiver periods. At the close of business on August 12, 1999, outstanding borrowings under the Revolving Credit Facility aggregated $55 million.

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

     As previously reported, the Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999.
Assuming that the current rate of 13.25% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004.
If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due to HCFA after one year aggregating $71.3 million have been classified as long-term debt in the Company's condensed consolidated balance sheet at June 30, 1999.

     On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. Since the interest payment was not made within the grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders.

     There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver or will not seek to declare an event of default or credit freeze. In such an event, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the 1998 Notes contain provisions which allow the Noteholders to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. If the Senior Lenders or the Noteholders elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code.

     As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($490 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's condensed consolidated balance sheet at June 30, 1999 and the Company has a deficit in working capital aggregating $628 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the payment on various dates of the rent payments initially due on April 1. The Second Standstill further provided that neither party would pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill.

     As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent. Under the current arrangement, the Company has agreed to make the July 1999 rent payments on various dates during August. The Second Standstill and the Tolling Agreement have been extended to provide that Ventas cannot exercise any remedy under the Master Lease Agreements through September 3, 1999 (or five days following any failure by the Company to make any payment of July rent as rescheduled) and neither party can bring any action against the other through September 3, 1999 unless the Company fails to make the rescheduled rent payments or unless the Company files for bankruptcy or a bankruptcy action is filed against the Company. The Company will have until September 10, 1999 to cure any default related to the nonpayment of the August rent. The Company has paid all rent due under the Master Lease Agreements through June 1999.

     If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and the potential for a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

     As previously reported, the Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations. To the extent that such a resolution would require a payment to the government, the Company may not have the necessary resources to finance such an obligation. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

     The Company is continuing to negotiate with the Senior Lenders, Ventas, the Noteholders and the DOJ in an effort to permanently restructure its financial obligations and obtain a sustainable capital structure for the Company. Despite the Company's efforts, there can be no assurance that these discussions will be successful or that the Company will not elect to file for protection under Chapter 11 of the Bankruptcy Code before the completion of these negotiations. If an agreement is reached, then it is likely to result in the existing Vencor common stock having little, if any, value.

     Cash provided by operations for the first six months of the year aggregated $29 million compared to $182 million in the same period of 1998. The decline was attributable primarily to the 1999 operating loss, the payment of approximately $12 million in connection with the settlement of a legal action in the first quarter and certain working capital requirements associated with the Company's financial difficulties in 1999.

Capital Resources

     Capital expenditures (excluding acquisitions) for the first six months of 1999 aggregated $51 million compared to $143 million a year ago. Planned capital expenditures in 1999 are expected to approximate $120 million to $140 million and include significant expenditures related to information systems and completion of nursing center improvement projects. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

     Capital expenditures in both periods were financed primarily through internally generated funds and borrowings under the Credit Agreement. At June 30, 1999, the estimated cost to complete and equip construction in progress approximated $17 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 1999.

     In the first six months of 1998, the Company expended $16 million to acquire its former information systems outsourcer and three previously leased nursing centers. The Company does not intend to acquire any nursing centers, hospitals or ancillary service businesses in 1999.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Healthcare Reform (Continued)

     The Budget Act reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

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

     Medicare revenues as a percentage of total revenues were approximately 33% and 35% for the six months ended June 30, 1999 and 1998, respectively, while Medicaid percentages of total revenues were approximately 29% and 26% for the respective periods.

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

     The Company's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting the Company. The inventory and assessment phase consisted of a Company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, the Company is repairing, upgrading or replacing any non-compliant IT and non-IT systems. Additionally, the Company is performing verification and validation testing of IT and non-IT systems that have been remediated and those the Company believes are Y2K compliant. For IT and non-IT systems that are developed internally, the Company verifies compliance status directly with the development staff and performs validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, the Company is requesting written assurances of compliance directly from the vendors. When non-compliant systems are identified, the Company will either replace, upgrade or remediate the system. The implementation and rollout phase involves the installation of the new financial information system Company-wide and a new patient accounting system for the hospital division. Additionally, it includes any IT or non-IT systems that have been remediated and tested to the Company's corporate office and its facilities. The final phase, post-implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. The Company has employed and will continue to employ external consultants to assist it through each of the phases.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

     All phases of the compliance program are on schedule to meet target completion dates with the exception of the remediation and testing phase. All of the applications identified during the inventory and assessment phase have been remediated and tested except for the patient accounting system for the nursing center division. Initially, the Company planned to install the new patient accounting system Company-wide. During the second quarter, management determined that the new patient accounting system did not meet adequately the needs of the nursing center division. Accordingly, the Company has chosen to remediate rather than replace its existing patient accounting system for the nursing center division. A project team has been formed and efforts are under way to remediate the existing patient accounting system for the nursing center division. A project plan has been established to complete the remediation, testing and implementation of the existing patient accounting system for the nursing center division by November 30, 1999.

     The progress of each phase is being monitored by management and periodically reported to the Audit and Compliance Committee of the Board of Directors. The following chart depicts the Company's target completion dates and the status of each phase as of June 30, 1999:

                                                                         Approximate Percentage
              Phase                    Target Completion Date                  Completed
    ---------------------------------------------------------------------------------------------------
     Business assessment                   May 1998                               100%
    ---------------------------------------------------------------------------------------------------
     Inventory and assessment              December 1998                          100%
    ---------------------------------------------------------------------------------------------------
     Remediation and testing               June 1999                               98%
    ---------------------------------------------------------------------------------------------------
     Implementation and rollout            November 1999                           80%
    ---------------------------------------------------------------------------------------------------
     Post-implementation                   April 2000                               0%
    ---------------------------------------------------------------------------------------------------


     The following chart depicts, by designated area, the percentage of the Company's IT and non-IT systems that have been tested and verified Y2K compliant as of June 30, 1999:

                                                                 Approximate Percentage
                   Designated Area                                Tested Y2K Compliant
          -------------------------------------------------------------------------------
           IT software and hardware                                 90%
          -------------------------------------------------------------------------------
           Facility components                                     100%
          -------------------------------------------------------------------------------
           Medical equipment                                       100%
          -------------------------------------------------------------------------------
           Telephone systems                                       100%
          -------------------------------------------------------------------------------


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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

     The failure by the Company to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and other systems. As previously discussed, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000. This effort was initiated to consolidate the Company's current systems and to respond to the changes created by the Budget Act. The new systems configuration and development efforts have been completed. The Company began installing the new systems in its facilities during the first quarter of 1999. During the second quarter, management determined to remediate rather than replace its existing patient accounting system in the nursing center division. The Company plans to complete the installation of the new financial information system and the new patient accounting system for the hospital division by November 1999. Additionally, the Company plans to complete the remediation and installation of the remediated patient accounting system for the nursing center division by November 1999. If these efforts experience unanticipated delays, the Company plans to deploy additional teams to accelerate the process through the use of internal and, if necessary and available, external personnel.

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

     The Company continues to develop contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans will cover all IT and non-IT systems for each of the five designated areas. The implementation of the Company's new financial information and patient accounting systems is proceeding as planned. Accordingly, the Company does not intend to remediate other financial information and patient accounting systems that are currently in place other than the patient accounting system used by the nursing center division. If the rollout of the new financial information and patient accounting systems experiences unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary and available, external personnel. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities. Such contingency plans may include arranging for interim payments from Medicare and submitting written requests for Medicaid payments.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

     Management is implementing a plan to replace or remediate substantially all of the Company's financial information and patient accounting systems before the year 2000 at a cost of approximately $45 million. A substantial portion of these costs will be capitalized and amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs are currently estimated to be approximately $66 million, of which the Company has expended approximately $53 million through June 30, 1999. A majority of the costs related solely to Y2K compliance will be expensed as incurred. As previously discussed, management determined during the second quarter to remediate rather than replace its existing patient accounting system in the nursing center division. Accordingly, the Company recorded a loss of approximately $5.6 million associated with the costs incurred in implementing the new system prior to determining to remediate the existing system. See Note 5 of the Notes to Condensed Consolidated Financial Statements. The costs of the new financial information and patient accounting systems and the additional Y2K costs are expected to be funded through operating cash flows. The Company does not expect to incur any material information system costs other than the new financial information and patient accounting systems and Y2K compliance program during 1999.

     Management's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. While the Company believes it has substantially completed its assessment of all Y2K issues, its estimate of the costs to address such issues may change as it proceeds with the remediation and implementation of its financial information and patient accounting systems. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                         1998 Quarters                      1999 Quarters
                                          --------------------------------------------  --------------------
                                            First      Second      Third      Fourth       First     Second
                                          ---------  ----------  ---------  ----------  ---------  ---------
Revenues................................  $823,316   $ 778,706   $718,115   $  679,602   $700,232   $688,892
                                          --------   ---------   --------   ----------  ---------  ---------
Salaries, wages and benefits............   480,364     459,808    415,365      397,486    403,894    392,748
Supplies................................    76,052      77,832     69,069       71,419     68,664     70,417
Rent....................................    24,135      59,076     75,063       75,870     75,452     76,088
Other operating expenses................   134,922     156,736    108,097      588,317    125,652    149,118
Depreciation and amortization...........    35,470      28,571     25,425       35,151     22,285     21,612
Interest expense........................    37,195      28,394     22,294       19,125     19,536     20,032
Investment income.......................    (1,180)     (1,130)      (990)      (1,388)      (631)      (642)
                                          --------   ---------   --------   ----------   --------   --------
                                           786,958     809,287    714,323    1,185,980    714,852    729,373
                                          --------   ---------   --------   ----------   --------   --------

Income (loss) before income taxes.......    36,358     (30,581)     3,792     (506,378)   (14,620)   (40,481)
Provision for income taxes..............    17,477      (7,129)   (33,790)      99,541         50         50
                                          --------   ---------   --------   ----------   --------   --------

Income (loss) from operations...........    18,881     (23,452)    37,582     (605,919)   (14,670)   (40,531)
Cumulative effect of change in
   accounting for start-up costs........         -           -          -            -     (8,923)         -
Extraordinary loss on
   extinguishment of debt, net
   of income tax benefit................         -     (77,937)         -            -          -          -
                                          --------   ---------   --------   ----------   --------   --------

         Net income (loss)..............    18,881    (101,389)    37,582     (605,919)   (23,593)   (40,531)
Preferred stock dividend
  requirements..........................         -        (177)      (266)        (254)      (261)      (262)
                                          --------   ---------   --------   ----------   --------   --------
         Income (loss) available to
            common stockholders.........  $ 18,881   $(101,566)  $ 37,316   $ (606,173)  $(23,854)  $(40,793)
                                          ========   =========   ========   ==========   ========   ========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.....  $   0.28   $   (0.35)  $   0.55   $    (8.68)  $  (0.21)  $  (0.58)
      Cumulative effect of change in
        accounting for start-up costs...         -           -          -            -      (0.13)         -
      Extraordinary loss on
         extinguishment of debt.........         -       (1.15)         -            -          -          -
                                          --------   ---------   --------   ----------   --------   --------
         Net income (loss)..............  $   0.28   $   (1.50)  $   0.55   $    (8.68)  $  (0.34)  $  (0.58)
                                          ========   =========   ========   ==========   ========   ========
   Diluted:
      Income (loss) from operations.....  $   0.28   $   (0.35)  $   0.54   $    (8.68)  $  (0.21)  $  (0.58)
      Cumulative effect of change in
         accounting for start-up costs..         -           -          -            -      (0.13)         -
      Extraordinary loss on
         extinguishment of debt.........         -       (1.15)         -            -          -          -
                                          --------   ---------   --------   ----------   --------   --------
         Net income (loss)..............  $   0.28   $   (1.50)  $   0.54   $    (8.68)  $  (0.34)  $  (0.58)
                                          ========   =========   ========   ==========   ========   ========
Shares used in computing earnings
   (loss) per common share:
      Basic.............................    67,448      67,651     68,389       69,859     70,326     70,395
      Diluted...........................    67,857      67,651     68,554       69,859     70,326     70,395


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                       (In thousands, except statistics)

                                                         1998 Quarters                          1999 Quarters
                                       --------------------------------------------------  ------------------------
                                          First       Second        Third       Fourth        First       Second
                                       -----------  -----------  -----------  -----------  -----------  -----------
Revenues:
Nursing centers......................  $  434,190   $  413,600   $  389,414   $  384,458   $  382,041   $  382,548
Hospitals............................     246,365      239,312      226,846      207,324      238,522      234,868
Vencare..............................     169,773      151,567      138,121      123,269      113,874      106,040
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                          850,328      804,479      754,381      715,051      734,437      723,456
Elimination..........................     (27,012)     (25,773)     (36,266)     (35,449)     (34,205)     (34,564)
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       $  823,316   $  778,706   $  718,115   $  679,602   $  700,232   $  688,892
                                       ==========   ==========   ==========   ==========   ==========   ==========
Income (loss) from operations:
  Operating income (loss):
     Nursing centers.................  $   62,447   $   49,964   $   61,189   $   42,975   $   59,122   $   59,186
     Hospitals.......................      77,650       67,328       63,774       40,231       58,411       59,656
     Vencare.........................      26,892       23,125       20,840       (6,753)      14,574       12,815
     Corporate overhead..............     (27,347)     (30,315)     (26,399)     (42,204)     (27,773)     (29,674)
     Unusual transactions............      (7,664)     (25,772)       6,180     (411,869)      (2,312)     (25,374)
                                       ----------   ----------   ----------   ----------   ----------   ----------
        Operating income (loss)......     131,978       84,330      125,584     (377,620)     102,022       76,609
  Rent...............................      24,135       59,076       75,063       75,870       75,452       76,088
  Depreciation and amortization......      35,470       28,571       25,425       35,151       22,285       21,612
  Interest, net......................      36,015       27,264       21,304       17,737       18,905       19,390
                                       ----------   ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes..      36,358      (30,581)       3,792     (506,378)     (14,620)     (40,481)
  Provision for income taxes.........      17,477       (7,129)     (33,790)      99,541           50           50
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       $   18,881   $  (23,452)  $   37,582   $ (605,919)  $  (14,670)  $  (40,531)
                                       ==========   ==========   ==========   ==========   ==========   ==========
Nursing Center Data:
End of period data:
   Number of nursing centers.........         305          296          292          291          293          293
   Number of licensed beds...........      39,960       39,094       38,578       38,362       38,585       38,387
Revenue mix %:
   Medicare..........................          34           31           26           26           28           26
   Medicaid..........................          41           43           47           48           47           48
   Private and other.................          25           26           27           26           25           26
Patient days:
   Medicare..........................     408,002      374,244      354,285      362,437      380,748      366,272
   Medicaid..........................   1,949,544    1,939,521    1,935,464    1,921,872    1,867,554    1,911,111
   Private and other.................     692,932      677,607      666,407      656,951      633,137      623,665
                                       ----------   ----------   ----------   ----------   ----------   ----------

                                        3,050,478    2,991,372    2,956,156    2,941,260    2,881,439    2,901,048
                                       ==========   ==========   ==========   ==========   ==========   ==========
Hospital Data:
End of period data:
   Number of hospitals...............          62           61           58           57           57           56
   Number of licensed beds...........       5,313        5,301        5,051        4,979        4,937        4,935
Revenue mix %:
   Medicare..........................          60           59           62           52           59           56
   Medicaid..........................           8           10           10           11           10           10
   Private and other.................          32           31           28           37           31           34
Patient days:
   Medicare..........................     173,967      162,991      154,483      155,842      175,953      171,011
   Medicaid..........................      28,535       31,422       30,618       30,963       29,939       29,675
   Private and other.................      45,747       43,974       43,100       45,846       49,924       49,165
                                       ----------   ----------   ----------   ----------   ----------   ----------

                                          248,249      238,387      228,201      232,651      255,816      249,851
                                       ==========   ==========   ==========   ==========   ==========   ==========
Ancillary Services Data:
Revenues:
   Rehabilitation therapy............  $   70,597   $   60,161   $   68,533   $   50,719   $   49,997   $   45,860
   Pharmacy..........................      40,058       40,248       36,394       42,923       46,080       45,168
   Respiratory therapy...............      44,135       39,803       30,161       27,069       12,604       11,014
   Other.............................      14,983       11,355        3,033        2,558        5,193        3,998
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                       $  169,773   $  151,567   $  138,121   $  123,269   $  113,874   $  106,040
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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table constitutes a forward-looking statement. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.


                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                         Average Interest (Swap) Rate
                            (Dollars in thousands)

                                                          Expected Maturities                                      Fair
                                   ----------------------------------------------------------------------------    Value
                                       1999       2000       2001        2002      2003   Thereafter   Total      6/30/99
                                   --------   --------    -------    --------   -------   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate (a).................  $  8,961   $ 16,937    $17,763    $ 19,630   $21,638     $311,260   $396,189  $138,842
  Average interest rate..........     10.75%     10.75%     10.75%      10.75%    10.75%        9.00%
  Variable rate..................  $  3,487   $ 19,474    $61,974    $128,640   $27,700     $252,917   $494,192  $494,192
  Average interest rate  (b)

Interest rate derivative
  financial instruments related
  to debt:
Interest rate swaps:
  Pay fixed/receive variable.....  $100,000   $100,000                                                 $200,000  $  1,537
  Average pay rate...............       6.4%       6.4%
  Average receive rate (c)

----------------
(a) Fixed rate indebtedness includes amounts due HCFA approximating $86.8 million, approximately $15.5 million of which is due within one year and is included in due to third party payors in the condensed consolidated balance sheet. The remaining amount due after one year ($71.3 million) is included in long-term debt in the condensed consolidated balance sheet. See Note 3 of the Notes to Condensed Consolidated Financial Statements.
(b) Interest is payable, depending on certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2%.
(c)  The variable rate portion of the interest rate swap is 3-month LIBOR.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Summary descriptions of various significant legal and regulatory activities follow:

     On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. The Standstill Agreement was entered into in furtherance of the discussions between the Company and Ventas concerning possible reductions in the rent payments and other concessions under the Master Lease Agreements. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the payment on various dates of the rent payments initially due on April 1. The Second Standstill further provided that neither party would pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas have entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent. Under the current arrangement, the Company has agreed to make the July 1999 rent payments on various dates during August. The Second Standstill and the Tolling Agreement have been extended to provide that Ventas cannot exercise any remedy under the Master Lease Agreements through September 3, 1999 (or five days following any failure by the Company to make any payment of July rent as rescheduled) and neither party can bring any action against the other through September 3, 1999 unless the Company fails to make the rescheduled rent payments or unless the Company files for bankruptcy or a bankruptcy action is filed against the Company. The Company will have until September 10, 1999 to cure any default related to the nonpayment of the August rent. The Company has paid all rent due under the Master Lease Agreements through June 1999. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company's failure to pay the rent, in the absence of a temporary restraining order or other interim relief, would result in an Event of Default under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements.

     The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al. currently pending in the United States District Court for the Northern District of Georgia. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaims were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings.

     On April 9, 1998, a class action lawsuit captioned Mongiovi et al. v. Vencor, Inc., et al., Case No. 98-769-CIV-T24E, was filed in the United States District Court for the Middle District of Florida on behalf of a purported class consisting of certain residents of a Tampa nursing center operated by the Company and other residents in the Company's nursing centers nationwide. The complaint alleges various breaches of contract, and statutory and regulatory violations including violations of Federal and state RICO statutes. The original complaint has been amended to delineate several purported subclasses. The plaintiffs seek class certification, unspecified damages, attorneys' fees and costs. The action was dismissed without prejudice on July 5, 1999.

     On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously.

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

     During March 1999, the Company met with its Senior Lenders in an attempt to amend or restructure the Credit Agreement to provide financial covenants sustainable by the Company. On March 31, 1999, the Senior Lenders agreed to provide the Company with an additional covenant waiver through May 28, 1999. Pursuant to the waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $300 million to $125 million. On May 28, 1999, the Senior Lenders granted a further waiver through July 30, 1999. Under this waiver, the aggregate commitment under the Revolving Credit Facility was permanently reduced from $125 million to $80 million. On July 30, 1999, the Senior Lenders and the Company further extended the waiver through August 27, 1999. Each of the waivers has included, among other things, an aggregate borrowing limitation of $55 million under the Revolving Credit Facility during the respective waiver periods. At the close of business on August 12, 1999, outstanding borrowings under the Revolving Credit Facility aggregated $55 million. The amounts of principal (including amounts due within one year) and interest due under the Credit Agreement as of June 30, 1999 were $494 million and $421,000, respectively.

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

     As previously reported, the Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced on May 8, 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate applicable to Medicare overpayments, as in effect on November 30, 1999.
Assuming that the current rate of 13.25% is in effect on November 30, 1999, the monthly payment amount will be approximately $2.0 million through March 2004.
If the Company is delinquent with two consecutive payments under the repayment plan, the plan will be defaulted and all subsequent Medicare reimbursement payments to the Company will be withheld. Amounts due to HCFA after one year aggregating $71.3 million have been classified as long-term debt in the Company's condensed consolidated balance sheet at June 30, 1999.

     On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The indenture under which the 1998 Notes were issued provides for a 30-day grace period before an event of default will occur due to the nonpayment of interest. Since the interest payment was not made within the grace period, the 1998 Notes may be declared immediately due and payable. If the debt under the Credit Agreement has not been accelerated, the 1998 Notes may not be accelerated until five days after notice is given to the Senior Lenders. The amounts of principal and interest due under the 1998 Notes as of June 30, 1999 were $300 million and $20 million, respectively.

     There can be no assurances that the Senior Lenders will approve any amendment or restructuring of the Credit Agreement or will continue to provide the Company with a covenant waiver or will not seek to declare an event of default or credit freeze. In such an event, the Senior Lenders are entitled, at their discretion, to exercise certain remedies including acceleration of the outstanding borrowings under the Credit Agreement. In addition, the 1998 Notes contain provisions which allow the Noteholders to accelerate their debt and seek remedies if the Company has a payment default under the Credit Agreement or if the obligations under the Credit Agreement have been accelerated. If the Senior Lenders or the Noteholders elect to exercise their rights to accelerate the obligations under the Credit Agreement and the 1998 Notes, or if the Senior Lenders do not continue to provide a covenant waiver, such events would have a material adverse effect on the Company's liquidity and financial position. Under such circumstances, the financial position of the Company would necessitate the development of an alternative financial structure. Considering the Company's limited financial resources and the existence of certain defaults with respect to the Credit Agreement and the 1998 Notes, there can be no assurance that the Company would succeed in formulating and consummating an acceptable alternative financial structure. Under such circumstances, the Company likely would be forced to file for protection under Chapter 11 of the Bankruptcy Code.

     As a result of the uncertainty related to the covenant defaults and corresponding remedies described above, outstanding borrowings under the Credit Agreement ($490 million) and the principal amount of the 1998 Notes ($300 million) are presented as current liabilities on the Company's condensed consolidated balance sheet at June 30, 1999 and the Company has a deficit in working capital aggregating $628 million. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     On April 30, 1999, the Company failed to make the dividend payment on its 6% Series A Non-Voting Cumulative Preferred Stock (the "Preferred Stock"). The amount of dividends due on the Preferred Stock as of June 30, 1999 and in arrears approximated $1.2 million.

     On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Reorganization Agreement. The Company is seeking a reduction in rent and other concessions under the Master Lease Agreements. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other, including any claims that Ventas would have for the Company's decision not to pay rent due on April 1, 1999. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided for the payment on various dates of the rent payments initially due on April 1. The Second Standstill further provided that neither party would pursue any claims against the other or any other third party related to the Reorganization Transactions as long as the Company complied with the payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other will be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill.

     As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent. Under the current arrangement, the Company has agreed to make the July 1999 rent payments on various dates during August. The

Second Standstill and the Tolling Agreement have been extended to provide that Ventas cannot exercise any remedy under the Master Lease Agreements through September 3, 1999 (or five days following any failure by the Company to make any payment of July rent as rescheduled) and neither party can bring any action against the other through September 3, 1999 unless the Company fails to make the rescheduled rent payments or unless the Company files for bankruptcy or a bankruptcy action is filed against the Company. The Company will have until September 10, 1999 to cure any default related to the nonpayment of the August rent. The Company has paid all rent due under the Master Lease Agreements through June 1999.

     If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may serve Ventas with a demand for arbitration pursuant to the Reorganization Agreement with respect to claims by the Company against Ventas arising out of the Reorganization Transactions and seek a temporary restraining order or other interim judicial or arbitral relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas, pending final resolution of such arbitration. Under such circumstances, the Company's failure to pay rent, in the absence of such temporary restraining order or other interim relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (1) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (2) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such a failure to pay rent also would result in a credit freeze under the current bank waiver. Considering the Company's limited financial resources, the existing defaults under the Credit Agreement and the 1998 Notes, and the potential for a credit freeze under the current bank waiver, it is likely that such circumstances would necessitate that the Company file for protection under Chapter 11 of the Bankruptcy Code.

     As previously reported, the Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations. To the extent that such a resolution would require a payment to the government, the Company may not have the necessary resources to finance such an obligation.

     The Company is continuing to negotiate with the Senior Lenders, Ventas, the Noteholders and the DOJ in an effort to permanently restructure its financial obligations and obtain a sustainable capital structure for the Company. Despite the Company's efforts, there can be no assurance that these discussions will be successful or that the Company will not elect to file for protection under Chapter 11 of the Bankruptcy Code before the completion of these negotiations. If an agreement is reached, then it is likely to result in the existing Vencor common stock having little, if any, value.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was initially held on May 12, 1999 in Louisville, Kentucky. The meeting was adjourned until May 17, 1999 in order to accept additional votes that were properly tendered in conjunction with the proxy materials distributed to stockholders. At the reconvened meeting, stockholders elected two Class I directors to serve for a term of three years pursuant to the following votes:

          Director                 Votes in Favor        Votes Withheld
          --------                 --------------        --------------

Ulysses L. Bridgeman, Jr..........   30,696,907             4,982,955
William H. Lomicka................   30,693,834             4,986,028

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:

       10.1 Waiver No. 3 dated as of May 28, 1999, under the $1,000,000 Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated May 28, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.2 Waiver No. 4 dated as of July 30, 1999, under the $1,000,000 Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent.

       10.3    Form of Vencor, Inc. Retention Agreement.

       10.4 Employment Agreement dated as of April 19, 1999 between Vencor Operating, Inc. and Owen E. Dorsey.

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

       10.9 Second Standstill Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.10 Tolling Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.11 Amendment Number 1 to the Second Standstill Agreement dated April 12, 1999 dated as of May 5, 1999 between the Company and Ventas, Inc. Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

   (a) Exhibits (Continued):

       10.12 Amendment Number 2 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 1 to the Tolling Agreement dated April 12, 1999 dated as of May 8, 1999 between the Company and Ventas, Inc. Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.13 Amendment Number 4 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 3 to the Tolling Agreement dated April 12, 1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated June 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.14 Amendment Number 5 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 4 to the Tolling Agreement dated April 12, 1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated July 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.15 Amendment Number 6 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 5 to the Tolling Agreement dated April 12, 1999.

       27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on April 1, 1999 reporting that its Senior Lenders had agreed to provide the Company with an additional covenant waiver on the Credit Agreement through May 28, 1999. The report also announced that the Company and Ventas had entered into the Standstill Agreement and the Tolling Agreement. The report further announced that the Company would delay filing its Annual Report on Form 10-K until it resolved various accounting issues. The Company filed a Current Report on Form 8-K on April 22, 1999 announcing that it had reached an agreement with HCFA to extend the repayment of approximately $90 million of Medicare reimbursement overpayments. The Company filed a Current Report on Form 8-K on May 3, 1999 announcing that it had elected not to make the interest payment due on the 1998 Notes. The Company filed a Current Report on Form 8-K on May 10, 1999 announcing that it had extended the Second Standstill and the Tolling Agreement. The Company filed a Current Report on Form 8-K on May 28, 1999 announcing a further waiver of the defaults under the Credit Agreement through July 3, 1999. The Company filed a Current Report on Form 8-K on June 8, 1999 announcing that it and Ventas had entered into further interim arrangements regarding the payment of May rentals and the extension of the Second Standstill and the Tolling Agreement. The Company filed a Current Report on Form 8-K on June 19, 1999 announcing that the Company's common stock had been suspended from trading by the New York Stock Exchange.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENCOR, INC.



Date:  August 13, 1999                  /s/  EDWARD L. KUNTZ
----------------------              ---------------------------------
                                             Edward L. Kuntz
                                      Chairman of the Board, Chief
                                     Executive Officer and President



Date:  August 13, 1999                /s/  RICHARD A. SCHWEINHART
----------------------              ---------------------------------
                                           Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                           Financial Officer)