Form 10-Q
period 1999-09-30
VENCOR INC
filed 1999-11-12
CIK 1060009

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

               For the quarterly period ended September 30, 1999

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

                                (502) 596-7300
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class of Common Stock        Outstanding at October 31, 1999
       -----------------------------    -------------------------------
       Common stock, $0.25 par value           70,500,223 shares

================================================================================


                                    1 of 44

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                                   FORM 10-Q
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                   Page
                                                                                                  ----
Item 1.   Financial Statements:
          Condensed Consolidated Statement of Operations -- for the quarter and nine months
          ended September 30, 1999 and 1998....................................................     3

          Condensed Consolidated Balance Sheet -- September 30, 1999 and December 31, 1998.....     4

          Condensed Consolidated Statement of Cash Flows -- for the nine months ended
          September 30, 1999 and 1998..........................................................     5

          Notes to Condensed Consolidated Financial Statements.................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations    21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    39

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................    40

Item 3.   Defaults Upon Senior Securities......................................................    42

Item 6.   Exhibits and Reports on Form 8-K.....................................................    43


                                 VENCOR, INC.
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       For the quarter and nine months ended September 30, 1999 and 1998
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                    Quarter                Nine Months
                                                              ---------------------  ------------------------
                                                                1999        1998        1999         1998
                                                              ---------  ----------  -----------  -----------
Revenues....................................................  $681,924    $718,115   $2,071,048   $2,320,137
                                                              --------    --------   ----------   ----------

Salaries, wages and benefits................................   393,535     415,365    1,190,177    1,355,537
Supplies....................................................    67,317      69,069      206,398      222,953
Rent........................................................    77,423      75,063      228,963      158,274
Other operating expenses....................................   131,115     108,097      399,026      399,755
Depreciation and amortization...............................    24,126      25,425       68,023       89,466
Interest expense............................................    26,030      22,294       65,598       87,883
Investment income...........................................      (673)       (990)      (1,946)      (3,300)
                                                              --------    --------   ----------   ----------
                                                               718,873     714,323    2,156,239    2,310,568
                                                              --------    --------   ----------   ----------
Income (loss) before reorganization costs and income taxes..   (36,949)      3,792      (85,191)       9,569
Reorganization costs........................................     5,443           -       12,302            -
                                                              --------    --------   ----------   ----------
Income (loss) before income taxes...........................   (42,392)      3,792      (97,493)       9,569
Provision for income taxes..................................        50     (33,790)         150      (23,442)
                                                              --------    --------   ----------   ----------
Income (loss) from operations...............................   (42,442)     37,582      (97,643)      33,011
Cumulative effect of change in accounting
   for start-up costs.......................................         -           -       (8,923)           -
Extraordinary loss on extinguishment of debt, net
   of income tax benefit....................................         -           -            -      (77,937)
                                                              --------    --------   ----------   ----------
           Net income (loss)................................   (42,442)     37,582     (106,566)     (44,926)
Preferred stock dividend requirements.......................      (261)       (266)        (784)        (443)
                                                              --------    --------   ----------   ----------
           Income (loss) available to common stockholders...  $(42,703)   $ 37,316   $ (107,350)  $  (45,369)
                                                              ========    ========   ==========   ==========
Earnings (loss) per common share:
   Basic:
      Income (loss) from operations.........................  $  (0.61)   $   0.55   $    (1.40)  $     0.48
      Cumulative effect of change in accounting
         for start-up costs.................................         -           -        (0.13)           -
      Extraordinary loss on extinguishment of debt..........         -           -            -        (1.15)
                                                              --------    --------   ----------   ----------

           Net income (loss)................................  $  (0.61)   $   0.55   $    (1.53)  $    (0.67)
                                                              ========    ========   ==========   ==========
   Diluted:
      Income (loss) from operations.........................  $  (0.61)   $   0.54   $    (1.40)  $     0.48
      Cumulative effect of change in accounting
         for start-up costs.................................         -           -        (0.13)           -
      Extraordinary loss on extinguishment of debt..........         -           -            -        (1.15)
                                                              --------    --------   ----------   ----------
           Net income (loss)................................  $  (0.61)   $   0.54   $    (1.53)  $    (0.67)
                                                              ========    ========   ==========   ==========
Shares used in computing earnings (loss) per
   common share:
   Basic....................................................    70,438      68,389       70,386       67,833
   Diluted..................................................    70,438      68,554       70,386       68,103


                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                           September 30,   December 31,
                                                                                1999           1998
                                                                           --------------  -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents...............................................     $  101,345     $   34,551
 Accounts and notes receivable less allowance for loss...................        511,364        528,183
 Inventories.............................................................         28,938         28,594
 Income taxes............................................................         11,497         15,315
 Other...................................................................         74,649         78,317
                                                                              ----------     ----------
                                                                                 727,793        684,960

Property and equipment, at cost..........................................        814,857        749,867
Accumulated depreciation.................................................       (317,879)      (262,551)
                                                                              ----------     ----------
                                                                                 496,978        487,316

Goodwill less accumulated amortization...................................        439,145        456,644
Investments in affiliates................................................         15,697         35,707
Assets held for sale.....................................................         23,225         28,524
Other....................................................................         64,345         81,221
                                                                              ----------     ----------
                                                                              $1,767,183     $1,774,372
                                                                              ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable........................................................     $   94,359     $  152,103
 Salaries, wages and other compensation..................................        152,198        150,906
 Due to third party payors...............................................              -        155,333
 Other accrued liabilities...............................................         77,585        139,254
 Long-term debt due within one year......................................              -          9,048
 Long-term debt in default classified as current.........................              -        760,885
                                                                              ----------     ----------
                                                                                 324,142      1,367,529

Long-term debt...........................................................              -          6,600
Deferred credits and other liabilities...................................         59,469         85,255
Liabilities subject to compromise........................................      1,177,862              -

Series A preferred stock (subject to compromise for 1999)................          1,743          1,743

Stockholders' equity:
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,501 shares -- September 30 and 70,146 shares -- December 31..         17,625         17,537
 Capital in excess of par value..........................................        663,431        665,447
 Accumulated deficit.....................................................       (477,089)      (369,739)
                                                                              ----------     ----------
                                                                                 203,967        313,245
                                                                              ----------     ----------
                                                                              $1,767,183     $1,774,372
                                                                              ==========     ==========


                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             For the nine months ended September 30, 1999 and 1998
                                  (Unaudited)
                                (In thousands)

                                                                                         1999        1998
                                                                                      ----------  ----------
Cash flows from operating activities:
   Net loss.........................................................................  $(106,566)  $ (44,926)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     68,023      89,466
      Provision for doubtful accounts...............................................     23,515      19,221
      Deferred income taxes.........................................................          -     (19,810)
      Extraordinary loss on extinguishment of debt..................................          -     126,726
      Unusual transactions..........................................................     20,827     101,285
      Reorganization costs..........................................................     12,302           -
      Gain on sale of investment in Atria Communities, Inc..........................          -     (98,461)
      Cumulative effect of change in accounting for start-up costs..................      8,923           -
      Other.........................................................................      1,926      (4,026)
      Changes in operating assets and liabilities:
         Accounts and notes receivable..............................................     15,940     108,230
         Inventories and other assets...............................................     11,517      (1,782)
         Accounts payable...........................................................    (24,562)     16,237
         Income taxes...............................................................      3,818     (37,380)
         Due to third party payors..................................................     54,648           -
         Other accrued liabilities..................................................     39,252      23,367
                                                                                      ---------   ---------
            Net cash provided by operating activities before reorganization costs...    129,563     278,147
   Payment of reorganization costs..................................................    (12,267)          -
                                                                                      ---------   ---------
            Net cash provided by operating activities...............................    117,296     278,147
                                                                                      ---------   ---------

Cash flows from investing activities:
   Purchase of property and equipment...............................................    (72,629)   (191,536)
   Acquisition of healthcare businesses and previously leased facilities............          -     (16,006)
   Sale of investment in Atria Communities, Inc.....................................          -     177,500
   Sale of assets...................................................................      9,400      32,834
   Surety bond deposits.............................................................    (16,763)          -
   Series A preferred stock loans...................................................          -     (15,930)
   Net change in investments........................................................      6,377      13,427
   Other............................................................................     (3,688)     (4,901)
                                                                                      ---------   ---------
            Net cash used in investing activities...................................    (77,303)     (4,612)
                                                                                      ---------   ---------

Cash flows from financing activities:
   Net change in borrowings under revolving lines of credit.........................     55,000    (251,146)
   Issuance of long-term debt.......................................................          -     700,000
   Net proceeds from senior subordinated notes offering.............................          -     294,000
   Payment of senior subordinated notes.............................................          -    (732,547)
   Repayment of long-term debt......................................................    (22,446)   (254,218)
   Payment of debtor-in-possession deferred financing costs.........................     (3,688)          -
   Payment of other deferred financing costs........................................     (2,068)     (8,872)
   Issuances of common stock........................................................          3         227
                                                                                      ---------   ---------
            Net cash provided by (used in) financing activities.....................     26,801    (252,556)
                                                                                      ---------   ---------

Change in cash and cash equivalents.................................................     66,794      20,979
Cash and cash equivalents at beginning of period....................................     34,551      55,627
                                                                                      ---------   ---------
Cash and cash equivalents at end of period..........................................  $ 101,345   $  76,606
                                                                                      =========   =========

Supplemental information:
   Interest payments................................................................  $  34,193   $ 104,347
   Income tax refunds...............................................................      3,668      14,519

                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  Vencor, Inc. ("Vencor" or the "Company") operates an integrated network of healthcare services in 46 states primarily focused on the needs of the elderly. At September 30, 1999, the Company operated 293 nursing centers (38,336 licensed beds), 56 long-term acute care hospitals (4,907 licensed beds), and a contract services business ("Vencare") which primarily provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

  The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases (as defined) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a Plan of Reorganization (as defined) under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The Plan of Reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 3.

  In January 1998, the Board of Directors of Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) authorized its management to proceed with a plan to separate Ventas into two publicly held corporations, one to operate the nursing center, hospital and ancillary services businesses and the other to own substantially all of the real property of Ventas and to lease such real property to a new operating company (the "Spin-off Transactions"). In anticipation of the Spin-off Transactions, the Company was incorporated on March 27, 1998 to be the new operating company. On April 30, 1998, Ventas completed the spin-off of its healthcare operations from its real estate holdings through the distribution of the common stock of Vencor on a one-for-one basis to stockholders of record of Ventas as of April 27, 1998 (the "Distribution"). The Distribution was consummated on May 1, 1998 (the "Distribution Date"). For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Spin-off Transactions.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Notes 2, 5 and 6, all such adjustments are of a normal and recurring nature.

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


NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases"). The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Company intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

  In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing") with a bank group led by Morgan Guaranty Trust Company of New York. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which matures on March 13, 2000, is comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at prime rate plus 2.5% on the Tranche A Loan and prime rate plus 4.5% on the Tranche B Loan.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Available borrowings under the Tranche A Loan were limited to $45 million in September and increase to $65 million in October, $70 million in November and $75 million thereafter. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of November 11, there were no outstanding borrowings under the DIP Financing.

  On November 4, 1999, the Company received approval (subject to certain conditions) to implement a management retention plan (the "Retention Plan") to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Retention Plan provides that the retention bonuses will be awarded in three equal amounts upon: (i) Bankruptcy Court approval of the Retention Plan, (ii) the effective date of the Plan of Reorganization and (iii) three months following the effective date of the Plan of Reorganization.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic stay does not necessarily apply to certain actions against Ventas for which the Company has agreed to indemnify Ventas. In addition, the Company may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

  As previously disclosed, the Company is developing a plan of reorganization (the "Plan of Reorganization") through negotiations with key parties including its senior bank lenders (the "Senior Lenders"), the holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), Ventas and the Department of Justice (the "DOJ"), acting on behalf of the Health Care Financing Administration ("HCFA") and the Department of Health and Human Services' Office of the Inspector General ("HHS"). A substantial portion of pre-petition liabilities are subject to settlement under the Plan of Reorganization to be submitted by the Company.

  The Plan of Reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Plan of Reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Events Leading to Reorganization

  The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the Company's $1.0 billion bank credit facility (the "Credit Agreement"). Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced in May 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate approximating 13.4%, thereby increasing the monthly payment amount to approximately $2.0 million through March 2004. Amounts due to HCFA under this agreement aggregate $84 million and have been classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet at September 30, 1999.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($506 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's condensed consolidated balance sheet at September 30, 1999. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $673 million at September 30, 1999. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of interest expense related to the Credit Agreement and the 1998 Notes.

  As previously reported, the Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. See Note 11.

  Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off Transactions (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its four master lease agreements with Ventas (the "Master Lease Agreements"). On March 31, 1999, the Company and Ventas entered into a standstill agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill agreement (the "Second Standstill") which provided that neither party would pursue any claims against the other or

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Agreements with Ventas  (Continued)

any other third party related to the Spin-off Transactions as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

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

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation has been approved by the Bankruptcy Court. The difference between the $18.9 million base rent under the existing Master Lease Agreements and the reduced monthly rent will be accrued as an administrative expense, subject to compromise in the Chapter 11 Cases. Unpaid August rent of approximately $18.9 million will constitute a claim by Ventas in the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of the $18.9 million base rent.

  The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation will expire on November 30, 1999, but automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing.

  The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off Transactions and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Liabilities Subject to Compromise

  "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plan of Reorganization.

  The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise.

  A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):


       Long-term debt:
          Credit Agreement...................       $  506,114
          1998 Notes.........................          300,000
          Amounts due to HCFA................           83,988
          8 5/8% Senior Subordinated Notes...            2,391
          Other..............................            5,231
                                                    ----------
                                                       897,724
                                                    ----------

       Due to third party payors.............          120,177

       Accounts payable......................           33,385

       Accrued liabilities:
          Interest...........................           34,923
          Ventas rent........................           22,634
          Other..............................           69,019
                                                    ----------
                                                       126,576
                                                    ----------
                                                    $1,177,862
                                                    ==========

  Approximately $1.1 billion of liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- REVENUES

  Revenues are recorded based upon estimated amounts due from patients and third party payors for the provision of healthcare services, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

  A summary of revenues by payor type follows (in thousands):

                           Quarter               Nine Months
                     --------------------  ------------------------
                       1999       1998        1999         1998
                     ---------  ---------  -----------  -----------
Medicare...........  $221,481   $245,058   $  705,618   $  816,683
Medicaid...........   230,886    212,949      659,679      634,234
Private and other..   261,327    296,374      806,290      958,271
                     --------   --------   ----------   ----------
                      713,694    754,381    2,171,587    2,409,188
Elimination........   (31,770)   (36,266)    (100,539)     (89,051)
                     --------   --------   ----------   ----------
                     $681,924   $718,115   $2,071,048   $2,320,137
                     ========   ========   ==========   ==========

NOTE 5 -- UNUSUAL TRANSACTIONS

  Operating results for certain periods presented include unusual transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

  Unusual transactions for the nine months ended September 30, 1999 included $20.8 million of costs recorded in the second quarter of 1999 related to the write-down of the Company's remaining investment in Behavioral Healthcare Corporation ("BHC") ($15.2 million) and the cancellation of a nursing center software development project ($5.6 million).

  In the third quarter of 1998, the Company sold its investment in Atria Communities, Inc. ("Atria") for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. During the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement received by the Company's nursing center and hospital divisions related to the provisions of the Balanced Budget Act of 1997 (the "Budget Act"), management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $56.8 million related to the cancellation of construction projects and $17.4 million for the planned closure of the two hospitals. In September 1998, the Company also recorded pretax charges of $9.6 million for uncollectible accounts receivable from previously sold or closed nursing center, home health and hospice operations and $8.5 million in connection with the write-down of its investment in BHC to its net realizable value. Unusual transactions for the nine months ended September 30, 1998 also included $33.4 million of professional fees related to the Spin-off Transactions, losses related to the disposal of certain non-strategic businesses, and the write-off of capitalized amounts related to a cancelled construction project, all of which were recorded in the first and second quarters of 1998.

  In connection with the third quarter 1998 construction termination charge, the Company decided that it would not replace certain facilities that previously were accounted for as assets intended for disposal. Accordingly, the $56.8 million charge discussed above included a $10.0 million reversal of a valuation allowance (the amount necessary to reduce the carrying value to fair value less costs of disposal) related so such facilities.

NOTE 6 -- REORGANIZATION COSTS

  Reorganization costs included professional fees incurred in connection with the Company's restructuring activities of $5.4 million for the third quarter of 1999 and $12.3 million for the nine months ended September 30, 1999.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 -- EARNINGS PER SHARE

  A computation of earnings or loss per common share for the quarter and nine months ended September 30 follows (in thousands, except per share amounts):

                                                                Quarter             Nine Months
                                                          -------------------  ---------------------
                                                            1999       1998       1999       1998
                                                          ---------  --------  ----------  ---------

Income (loss) from operations...........................  $(42,442)  $37,582   $ (97,643)  $ 33,011
Cumulative effect of change in accounting
  for start-up costs....................................         -         -      (8,923)         -
Extraordinary loss on extinguishment of debt............         -         -           -    (77,937)
                                                          --------   -------   ---------   --------
        Net income (loss)...............................   (42,442)   37,582    (106,566)   (44,926)
Preferred stock dividend requirements...................      (261)     (266)       (784)      (443)
                                                          --------   -------   ---------   --------

        Income (loss) available to common stockholders..  $(42,703)  $37,316   $(107,350)  $(45,369)
                                                          ========   =======   =========   ========

Shares used in the computation:
  Weighted average shares outstanding - basic
    computation.........................................    70,438    68,389      70,386     67,833
  Dilutive effect of outstanding stock options..........         -       165           -        270
                                                          --------   -------   ---------   --------
        Adjusted weighted average shares
          outstanding - diluted computation.............    70,438    68,554      70,386     68,103
                                                          ========   =======   =========   ========

Earnings (loss) per common share:
  Basic:
    Income (loss) from operations.......................  $  (0.61)  $  0.55   $   (1.40)  $   0.48
    Cumulative effect of change in accounting
      for start-up costs................................         -         -       (0.13)         -
    Extraordinary loss on extinguishment of debt........         -         -           -      (1.15)
                                                          --------   -------   ---------   --------

        Net income (loss)...............................  $  (0.61)  $  0.55   $   (1.53)  $  (0.67)
                                                          ========   =======   =========   ========

  Diluted:
    Income (loss) from operations.......................  $  (0.61)  $  0.54   $   (1.40)  $   0.48
    Cumulative effect of change in accounting
      for start-up costs................................         -         -       (0.13)         -
    Extraordinary loss on extinguishment of debt........         -         -           -      (1.15)
                                                          --------   -------   ---------   --------

        Net income (loss)...............................  $  (0.61)  $  0.54   $   (1.53)  $  (0.67)
                                                          ========   =======   =========   ========

  No incremental shares are included in the 1999 computation of diluted loss per common share since the result would be antidilutive.

NOTE 8 -- SERIES A PREFERRED STOCK

  As part of the Spin-off Transactions, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas. Simultaneous with the Spin-off Transactions, Ventas sold the Preferred Stock to certain employees of the Company. The Company loaned these employees approximately 90% of the funds required ($15.9 million) to purchase the Preferred Stock from Ventas (the "Promissory Notes"). For accounting purposes, the amount of the Promissory Notes has been recorded as a reduction in the carrying value of the Preferred Stock in the condensed consolidated balance sheet.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- SERIES A PREFERRED STOCK (Continued)

  In August 1999, certain key employees of the Company entered into agreements with the Company (the "Put Agreements") providing a put option in connection with such employees' ownership of the Preferred Stock. The Put Agreement permits the employee to put the Preferred Stock owned by such employee to the Company on or after January 1, 2000 for a sales price equal to the outstanding principal and accrued interest on the Promissory Notes. The Company may satisfy its obligations under the Put Agreement by delivering the cancelled Promissory Note to the employee. Approximately $7.9 million of the Preferred Stock and $7.1 million of the Promissory Notes are subject to the Put Agreements. To the extent that the Preferred Stock is cancelled as a result of the Put Agreements, the appropriate reductions in preferred stock and corresponding increases in common stockholders' equity will be recorded.

NOTE 9 -- BUSINESS SEGMENT DATA

  The Company operates three business segments: nursing centers, hospitals and ancillary services (Vencare). The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's three business segments excludes allocations of corporate overhead. Summary business segment data follows (in thousands):

                                             Quarter                       Nine Months
                                       --------------------  ---------------------------------------
                                         1999       1998            1999                 1998
                                       ---------  ---------  -------------------  ------------------
Revenues:
Nursing centers......................  $385,740   $389,414           $1,150,329          $1,237,204
Hospitals............................   230,682    226,846              704,072             712,523
Vencare..............................    97,272    138,121              317,186             459,461
                                       --------   --------           ----------          ----------
                                        713,694    754,381            2,171,587           2,409,188
Elimination..........................   (31,770)   (36,266)            (100,539)            (89,051)
                                       --------   --------           ----------          ----------
                                       $681,924   $718,115           $2,071,048          $2,320,137
                                       ========   ========           ==========          ==========
Income (loss) from operations:
  Operating income:
    Nursing centers..................  $ 55,881   $ 61,189           $  174,189          $  173,600
    Hospitals........................    54,084     63,774              172,151             208,752
    Vencare..........................     7,289     20,840               34,678              70,857
    Corporate overhead...............   (27,297)   (26,399)             (84,744)            (84,061)
    Unusual transactions.............         -      6,180              (20,827)            (27,256)
    Reorganization costs.............    (5,443)         -              (12,302)                  -
                                       --------   --------           ----------          ----------
        Operating income.............    84,514    125,584              263,145             341,892
  Rent...............................    77,423     75,063              228,963             158,274
  Depreciation and amortization......    24,126     25,425               68,023              89,466
  Interest, net......................    25,357     21,304               63,652              84,583
                                       --------   --------           ----------          ----------
  Income (loss) before income taxes..   (42,392)     3,792              (97,493)              9,569
  Provision for income taxes.........        50    (33,790)                 150             (23,442)
                                       --------   --------           ----------          ----------
                                       $(42,442)  $ 37,582           $  (97,643)         $   33,011
                                       ========   ========           ==========          ==========

                                                             September 30, 1999   December 31, 1998
                                                             ------------------   -----------------
Assets:
  Nursing centers....................                                $  513,152          $  520,412
  Hospitals and Vencare..............                                   860,587             904,538
  Corporate..........................                                   393,444             349,422
                                                                     ----------          ----------
                                                                     $1,767,183          $1,774,372
                                                                     ==========          ==========

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 10 -- INCOME TAXES

  The provision for income taxes in the third quarter of 1999 is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

  During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in 1999 includes a deferred tax valuation loss of $15.0 million for the third quarter and $26.4 million for the nine months ended September 30, 1999. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs in the first quarter of 1999. The deferred tax valuation allowance included in the condensed consolidated balance sheet at September 30, 1999 totaled $233 million.

  At the time of the Spin-off Transactions, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis, which resulted from the Spin-off Transactions, of the Company's investment in Atria. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Spin-off Transactions. During the third quarter, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998. Accordingly, the provision for income taxes for the third quarter of 1998 includes a benefit of approximately $38 million to reflect the realization of the deferred tax asset.

NOTE 11 -- LITIGATION

  Summary descriptions of various significant legal and regulatory activities follow:

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327
(MFW), Chapter 11, Jointly Administered. See Note 3 for further discussion of the Chapter 11 Cases.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off Transactions as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation has been approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation will expire on November 30, 1999, but automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off Transactions and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

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

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and certain Federal and state regulations governing such policies. Various courts have issued various rulings on the different issues, most of which have been appealed. Management believes that disputed amounts under these Medicare supplement insurance policies will ultimately be collected and, accordingly, no provision for loss has been recorded in the accompanying condensed consolidated

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

financial statements. Accounts receivable related to these disputes approximated $15 million at September 30, 1999. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations and liquidity would be materially adversely affected.

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

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the Company filed a motion to dismiss the case. The court converted the Company's motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). The Company is defending this action vigorously.

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The parties have entered into a series of stipulations to stay all proceedings in the action. The current stipulation will expire on December 13, 1999. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

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

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. The Company has not determined the effect, if any, such filing will have on the Company's financial condition, results of operations or liquidity.

  The Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is cooperating fully in the investigations. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations as part of its Plan of Reorganization. Such a resolution could include a payment to the government which could have a material effect on the Company's liquidity and financial position.

  In connection with the Spin-off Transactions, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 12 -- VENCARE RESTRUCTURING PLAN

  As a result of significant declines in demand for ancillary services, management is developing a formal plan to restructure the Vencare division. It is expected that the plan will be completed in the fourth quarter of 1999. Under the plan, it is expected that Vencare's rehabilitation, speech and occupational therapies will be integrated into the Company's nursing center division and the pharmacy business will report to the hospital division. The Company's respiratory therapy business and certain other ancillary businesses are expected to be discontinued. Management believes that costs and expenses associated with these activities may have a material adverse effect on fourth quarter operating results.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

  Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words "anticipates," "believes," "expects," "intends," "will," "may" and similar words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such factors may include, without limitation, the delays or the inability to complete the Plan of Reorganization; the availability and terms of financing in light of recent losses, liquidity issues and the Company's Chapter 11 Cases; adverse actions which may be taken by creditors and the outcome of various proceedings in the Chapter 11 Cases; the Company's ability to attract patients under its current financial position; and the effects of healthcare reform and legislation on the Company's business strategy and operations. In addition, the Company's current financial difficulties may disrupt its operations and may result in a number of other operational difficulties, including the following: (i) the Company will have little, if any, ability to access capital markets, (ii) the Company's senior management may be required to spend an excessive amount of time and effort dealing with the Company's financial difficulties instead of focusing on the operations of its businesses, (iii) the Company may be unable to retain top management and other key personnel, (iv) the Company may experience a reduction in the census at its nursing centers and hospitals if patients and referral sources become concerned about the Company's ability to provide quality care and (v) suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on shortened payment or cash terms. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of the future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Background Information

  The business segment data in Note 9 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

  The accompanying condensed consolidated financial statements have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to going concerns, which assumes assets will be realized and liabilities will be discharged in the normal course of business. The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of uncertainties discussed herein.

General

  The Company is one of largest providers of long-term healthcare services in the United States. At September 30, 1999, the Company operated 293 nursing centers (38,336 licensed beds), 56 long-term acute care hospitals (4,907 licensed beds), and its Vencare ancillary services business which primarily provided respiratory and rehabilitation therapies, medical services and pharmacy management services to both Company-operated and non-affiliated nursing centers.

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the Plan of Reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The Plan of Reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

  On April 30, 1998, Ventas completed the spin-off of its healthcare operations through the Spin-off Transactions. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company after the Distribution Date. Any discussion concerning events prior to the Distribution Date refers to the Company's business as it was conducted prior to the Spin-off Transactions. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

  Nursing Center Division

  Revenues declined 1% to $386 million in the third quarter of 1999 from $389 million in the same period last year primarily as a result of a 1% decline in patient days. Same-store patient days were relatively unchanged compared to the third quarter of 1998. Operating income declined 9% to $56 million in the third quarter of 1999 compared to $61 million in the same period of 1998. The decline in operating income was primarily attributable to a $3 million charge related to a professional liability settlement and a $3 million increase in the provision for doubtful accounts due to deteriorating accounts receivable collections. The Company's nursing centers were operated under the new Medicare reimbursement system discussed below during both periods.

  For the nine months ended September 30, 1999, nursing center revenues declined 7% to $1.15 billion from $1.24 billion a year ago primarily as a result of reductions in Medicare reimbursement in connection with the Budget Act and a decline in the number of facilities operated by the Company. Same-store patient days were relatively unchanged from the first nine months of 1998.

  The Budget Act established a new prospective payment system ("PPS") which became effective July 1, 1998 for the Company's nursing centers. Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system. Medicare revenues per patient day declined 17% to $276 during the first nine months of 1999 from $331 for the same period of 1998.

  Operating income for the first nine months of 1999 totaled $174 million, approximately the same as the comparable period in 1998. Despite a decline in revenues in 1999, primarily resulting from PPS, operating margins improved to 15.1% in 1999 from 14.0% last year as a result of increased operating efficiencies.

  Hospital Division

  Revenues increased 2% to $231 million in the third quarter of 1999 from $227 million last year and declined 1% to $704 million from $713 million for the nine month periods. Same-store patient days increased 5% and 4%, respectively, for the third quarter of 1999 and for the nine months ended September 30, 1999. Despite increases in same-store patient days, revenues in the third quarter and nine month period ended September 30, 1999 were affected negatively by reductions in the level of Medicare reimbursement.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Hospital Division (Continued)

  The Budget Act reduced Medicare reimbursement to the Company's hospitals related to certain incentive payments, allowable bad debts and capital costs, and payments for services to patients transferred from general acute care hospitals. These reimbursement changes became effective at various dates beginning in the fourth quarter of 1997 and became effective fully in September 1998. Management believes that hospital revenues in 1999 could be reduced by approximately $40 million from 1997 levels due to the provisions of the Budget Act.

  Medicare revenues recorded by the Company's hospitals include reimbursement for expenses related to certain costs associated with hospital-based ancillary services provided by Vencare to its nursing center customers. As part of its ongoing investigations, the DOJ has objected to including such costs on the Medicare cost reports filed by the Company's hospitals. Medicare revenues related to the reimbursement of such costs aggregated $4 million and $12 million for the three months ended September 30, 1999 and 1998, respectively, and $18 million and $37 million for the respective nine month periods. In connection with the continuing discussions with the DOJ, the Company has agreed to discontinue the recording of such revenues and will exclude such costs from its Medicare cost reports beginning September 1, 1999. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

  Operating income declined 15% to $54 million in the third quarter of 1999 from $64 million last year and declined 18% to $172 million from $209 million for the first nine months of the year primarily as a result of reductions in Medicare reimbursement. Operating costs per patient day increased 4% in the third quarter of 1999 and 2% for the nine month period compared to the same periods last year.

  Operating income in the hospital division included the Company's equity in the operations of BHC, of which the Company owns a 44% voting interest. In the third quarter of 1999, the Company recorded no income or loss in connection with the operations of BHC, compared to a loss of $1.2 million for the same period a year ago. For the nine months ended September 30, 1999, the Company recorded a loss of $4.8 million compared to income of $500,000 in 1998. During the second quarter of 1999, the Company wrote-off the remaining book value of its investment in BHC. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

  Vencare Ancillary Services Division

  Revenues declined 30% to $97 million in the third quarter of 1999 from $138 million in the same quarter of 1998 and declined 31% to $317 million from $459 million for the first nine months of the year due primarily to declines in demand for ancillary services.

  Vencare provides ancillary services to both Company-operated and non-affiliated nursing centers. While all of the Company's nursing centers were subject to PPS on July 1, 1998, most of its non-affiliated customers became subject to PPS in January 1999. Under PPS, Medicare reimbursement to nursing centers was changed from a system based upon reasonable direct and indirect cost of providing care to patients to one in which nursing centers receive a fixed per diem payment to cover substantially all services provided to patients, including ancillary services such as respiratory, rehabilitation, speech and occupational therapies and certain covered pharmaceuticals. Management believes that the significant decline in demand for its Vencare services, particularly respiratory and rehabilitation therapies, is attributable mostly to efforts by nursing center customers to reduce operating costs under PPS. In addition, as a result of these regulatory changes, many nursing centers have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Vencare Ancillary Services Division (Continued)

  Operating income declined 65% to $7 million in the third quarter of 1999 from $21 million last year and declined 51% to $35 million for the first nine months of the year from $71 million last year. Operating results for both the third quarter and nine month periods of 1999 were affected adversely by a significant decline in demand for ancillary services. In addition, the provision for doubtful accounts for the third quarter of 1999 increased by $4 million from the same quarter a year ago due to deteriorating accounts receivable collections.

  As a result of significant declines in demand for ancillary services, management is developing a formal plan to restructure the Vencare division. It is expected that the plan will be completed in the fourth quarter of 1999. Under the plan, it is expected that Vencare's rehabilitation, speech and occupational therapies will be integrated into the Company's nursing center division and the pharmacy business will report to the hospital division. The Company's respiratory therapy business and certain other ancillary businesses are expected to be discontinued. Management believes that costs and expenses associated with these activities may have a material adverse effect on fourth quarter operating results.

  Corporate Overhead

  Operating income for the Company's three operating divisions excludes allocations of corporate overhead. These costs aggregated $27 million and $26 million for the third quarters of 1999 and 1998, respectively. For the first nine months of the year, these costs aggregated $85 million in 1999 and $84 million in 1998. As a percentage of revenues (before eliminations), corporate overhead totaled 3.8% and 3.5% for the third quarter of 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, corporate overhead as a percentage of revenues totaled 3.9% and 3.5%, respectively.

  Unusual Transactions

  Operating results for certain periods presented include unusual transactions. These transactions are included in other operating expenses in the condensed consolidated statement of operations for the respective periods in which they were recorded.

  Unusual transactions for the nine months ended September 30, 1999 included $20.8 million of costs recorded in the second quarter of 1999 related to the write-down of the Company's remaining investment in BHC ($15.2 million) and the cancellation of a nursing center software development project ($5.6 million).

  In the third quarter of 1998, the Company sold its investment in Atria for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. During the third quarter of 1998, as a result of substantial reductions in Medicare reimbursement received by the Company's nursing center and hospital divisions related to the provisions of the Budget Act, management determined to suspend all acquisition and development activities, terminate the construction of substantially all of its development properties, and close two recently acquired hospitals. Accordingly, the Company recorded pretax charges aggregating $56.8 million related to the cancellation of construction projects and $17.4 million for the planned closure of the two hospitals. In September 1998, the Company also recorded pretax charges of $9.6 million for uncollectible accounts receivable from previously sold or closed nursing center, home health and hospice operations and $8.5 million in connection with the write-down of its investment in BHC to its net realizable value. Unusual transactions for the nine months ended September 30, 1998 also included $33.4 million of professional fees related to the Spin-off Transactions, losses related to the disposal of certain non-strategic businesses, and the write-off of capitalized amounts related to a cancelled construction project, all of which were recorded in the first and second quarters of 1998.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Capital Costs

  As a result of the Spin-off Transactions, the Company leases substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $361 million for the first nine months of 1999 compared to $332 million last year.

  As a result of the Spin-off Transactions, the overall leverage of the Company was increased substantially. Capital costs for the nine months ended September 30, 1999, including the impact of reduced depreciation and interest costs, were increased by approximately $39 million as a result of the Spin-off Transactions.

  In connection with the Spin-off Transactions in 1998, approximately $992 million of long-term debt was retained by Ventas.

  Income Taxes

  The provision for income taxes in the third quarter of 1999 is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

  During the fourth quarter of 1998, the Company recorded a deferred tax valuation allowance aggregating $203 million. The allowance was recorded based upon management's belief that the Company was unlikely to generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. The provision for income taxes in 1999 included a deferred tax valuation loss of $15.0 million for the third quarter and $26.4 million for the nine months ended September 30, 1999. In addition, the Company recorded a valuation allowance of $3.4 million related to the change in accounting for start-up costs in the first quarter of 1999. The deferred tax valuation allowance included in the condensed consolidated balance sheet at September 30, 1999 totaled $233 million.

  Consolidated Results

  The Company reported a pretax loss from operations before reorganization costs of $37 million in the third quarter of 1999 compared to pretax income of $4
million in the third quarter of 1998.   For the nine months ended September 30,
1999, the Company recorded a pretax loss from operations before restructuring costs of $85 million compared to pretax income of $10 million for the same period last year.

  Reorganization costs included professional fees incurred in connection with the Company's restructuring activities of $5.4 million for the third quarter of 1999 and $12.3 million for the nine months ended September 30, 1999.

  The net loss from operations in the third quarter of 1999, including the impact of reorganization costs and the deferred tax valuation allowance, aggregated $42 million. Net income from operations in the third quarter a year ago aggregated $38 million. For the nine months ended September 30, 1999, the Company's net loss from operations totaled $98 million compared to net income of $33 million a year ago.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Consolidated Results (Continued)

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

  The net loss for the nine months ended September 30, 1998 included an extraordinary loss of $77.9 million incurred in connection with the extinguishment of debt in the Spin-off Transactions.

Liquidity

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the condensed consolidated balance sheet as liabilities subject to compromise. The Company intends to pay post-petition claims of all vendors and providers in the ordinary course of business.

  In connection with the Chapter 11 Cases, the Company entered into the DIP Financing with a bank group led by Morgan Guaranty Trust Company of New York. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which matures on March 13, 2000, is comprised of the Tranche A Loan and the Tranche B Loan. Interest is payable at prime rate plus 2.5% on the Tranche A Loan and prime rate plus 4.5% on the Tranche B Loan.

  Available borrowings under the Tranche A Loan were limited to $45 million in September and increase to $65 million in October, $70 million in November and $75 million thereafter. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of November 11, there were no outstanding borrowings under the DIP Financing.

  On November 4, 1999, the Company received approval (subject to certain conditions) to implement the Retention Plan to enhance the ability of the Company to retain key management employees during the restructuring period. Under the Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Retention Plan provides that the retention bonuses will be awarded in three equal amounts upon: (i) Bankruptcy Court approval of the Retention Plan, (ii) the effective date of the Plan of Reorganization and (iii) three months following the effective date of the Plan of Reorganization.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic stay does not necessarily apply to certain actions against Ventas for which the Company has agreed to indemnify Ventas. In addition, the Company may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

  As previously disclosed, the Company is developing the Plan of Reorganization through negotiations with key parties including its Senior Lenders, the holders of the 1998 Notes, Ventas and the DOJ, acting on behalf of HCFA and HHS. A substantial portion of pre-petition liabilities are subject to settlement under the Plan of Reorganization to be submitted by the Company.

  The Plan of Reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Plan of Reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Plan of Reorganization is not accepted by the required number of impaired creditors and equity holders and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met.

  Events Leading to Reorganization

  The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the Credit Agreement. Namely, the covenants regarding minimum net worth, total leverage ratio, senior leverage ratio and fixed charge coverage ratio were not satisfied at December 31, 1998. Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the agreement, monthly payments of approximately $1.5 million commenced in May 1999. After November 1999, the remaining balance of the overpayments will bear interest at a statutory rate approximating 13.4%, thereby increasing the monthly payment amount to approximately $2.0 million through March 2004. Amounts due to HCFA under this agreement aggregate $84 million and have been classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet at September 30, 1999.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($506 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's condensed consolidated balance sheet at September 30, 1999. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $673 million at September 30, 1999.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

  Events Leading to Reorganization (Continued)

The financial statements do not include further adjustments, if any, reflecting the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties associated with the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of interest expense related to the Credit Agreement and the 1998 Notes.

  As previously reported, the Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

  Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under the Master Lease Agreements. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off Transactions as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Tolling Agreement.

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

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation has been approved by the Bankruptcy Court. The difference between the $18.9 million base rent under the existing Master Lease Agreements and the reduced monthly rent will be accrued as an administrative expense, subject to compromise in the Chapter 11 Cases. Unpaid August rent of approximately $18.9 million will constitute a claim by Ventas in the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of the $18.9 million base rent.

  The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation will expire on November 30, 1999, but automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing.

  The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

  Agreements with Ventas (Continued)

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off Transactions and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  Liabilities Subject to Compromise

  "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plan of Reorganization.

  Approximately $1.1 billion of liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

  Cash provided by operations (excluding reorganization costs) for the first nine months of the year aggregated $130 million compared to $278 million in the same period of 1998. The decline was attributable primarily to the 1999 operating loss and certain working capital requirements associated with the Company's financial difficulties in 1999.

Capital Resources

  Capital expenditures (excluding acquisitions) for the first nine months of 1999 aggregated $73 million compared to $192 million a year ago. Planned capital expenditures in 1999 are expected to approximate $100 million to $110 million and include significant expenditures related to information systems and completion of nursing center improvement projects. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Capital expenditures in both periods were financed primarily through internally generated funds. At September 30, 1999, the estimated cost to complete and equip construction in progress approximated $11 million.

  In the first nine months of 1998, the Company expended $16 million to acquire its former information systems outsourcer and three previously leased nursing centers. The Company does not intend to acquire any nursing centers, hospitals or ancillary service businesses during the remainder of 1999.

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

  The Budget Act established a prospective payment system for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to this new payment system during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The rates for such services were made available by HCFA in May 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  The revenues recorded by the Company under PPS in its nursing centers are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. Moreover, since the Company treats a greater percentage of higher acuity patients than many nursing centers, the Company has been affected adversely since the Federal per diem rates for higher acuity patients do not, in the Company's opinion, adequately compensate for the additional expense and risks associated with caring for such patients.

  The Budget Act also reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals. The reductions for payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions are expected to have a material adverse impact on hospital revenues in 1999 and may affect adversely the Company's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined and continues to decline. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services, particularly respiratory therapy and rehabilitation therapy, is mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these changes, many nursing centers are electing to provide ancillary services to their patients through internal staff and may no longer contract with outside parties for ancillary services.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Healthcare Reform (Continued)

  Congress is currently considering legislation which, if enacted, could increase Medicare payments to nursing centers under PPS. The Company is unable to assess the effect, if any, such legislation would have on its business.

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

  Medicare revenues as a percentage of total revenues were approximately 33% and 34% for the nine months ended September 30, 1999 and 1998, respectively, while Medicaid percentages of total revenues were approximately 30% and 26% for the respective periods.

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

  The Company's Y2K compliance program consists of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. The business assessment phase identified potential Y2K issues confronting the Company. The inventory and assessment phase consisted of a Company-wide assessment of all facility systems and components, medical devices, and IT software and hardware. During the remediation and testing phase, the Company repaired, upgraded or replaced any non-compliant IT and non-IT systems. Additionally, the Company performed verification and validation testing of IT and non-IT systems that have been remediated and those the Company believed were Y2K compliant. For IT and non-IT systems that are developed internally, the Company verified compliance status directly with the development staff and performed validation testing to confirm its status. For IT and non-IT systems that are purchased from outside vendors, the Company requested written assurances of compliance directly from the vendors. For non-compliant systems, the Company either replaced, upgraded or remediated the system. The implementation and rollout phase involves the installation of the new financial information system Company-wide and a new patient accounting system for the hospital division. Additionally, it includes any IT or non-IT systems that have been remediated and tested to the Company's corporate office and its facilities. The final phase, post

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

implementation, involves finalizing the documentation of the Y2K program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year. The Company has employed and will continue to employ external consultants to assist it through each of the phases.

  All remaining phases of the compliance program are on schedule to meet target completion dates. The progress of each phase is being monitored by management and periodically reported to the Audit and Compliance Committee of the Board of Directors. The following chart depicts the Company's target completion dates and the status of each phase as of September 30, 1999:

                                                         Approximate Percentage
          Phase               Target Completion Date            Completed
--------------------------------------------------------------------------------
Business assessment          May 1998                    100%
--------------------------------------------------------------------------------
Inventory and assessment     December 1998               100%
--------------------------------------------------------------------------------
Remediation and testing      June 1999                   100%
--------------------------------------------------------------------------------
Implementation and rollout   November 1999                92%
--------------------------------------------------------------------------------
Post-implementation          April 2000                    0%
--------------------------------------------------------------------------------

  Initially, the Company planned to install the new patient accounting system Company-wide. During the second quarter, management determined that the new patient accounting system did not meet adequately the needs of the nursing center division. Accordingly, the Company chose to remediate rather than replace its existing patient accounting system for the nursing center division. A project team has completed the remediation and testing of the existing patient accounting system for the nursing center division. The Company intends to complete the installation of the remediated system by November 30, 1999.

  The following chart depicts, by designated area, the percentage of the Company's IT and non-IT systems that have been tested and verified Y2K compliant as of September 30, 1999:

                                                 Approximate Percentage
               Designated Area                    Tested Y2K Compliant
     ---------------------------------------------------------------------
          IT software and hardware                100%
     ---------------------------------------------------------------------
          Facility components                     100%
     ---------------------------------------------------------------------
          Medical equipment                       100%
     ---------------------------------------------------------------------
          Telephone systems                       100%
     ---------------------------------------------------------------------

  For Y2K issues involving third parties, the Company separated these issues between significant business partners (e.g. financial intermediaries and insurance companies) and the Company's significant suppliers and vendors (e.g. medical supplies, utilities, food, etc.). The Company has completed its assessment of material third party relationships. The Company used the information from these assessments to develop and refine guidelines for facilities to address the Y2K compliance status of local business partners and suppliers. The Company has provided these guidelines to its facilities and continues to monitor compliance and assist facilities with their preparations.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

  The failure by the Company to achieve the target completion dates of its compliance program could cause a business interruption in its financial information and other systems. As previously discussed, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems before the year 2000. This effort was initiated to consolidate the Company's current systems and to respond to the changes created by the Budget Act. The new systems configuration and development efforts have been completed. The Company began installing the new systems in its facilities during the first quarter of 1999. During the second quarter, management determined to remediate rather than replace its existing patient accounting system in the nursing center division. The Company plans to complete the installation of the new financial information system and the new patient accounting system for the hospital division by November 30, 1999. Additionally, the Company has completed the remediation of the patient accounting system for the nursing center division and intends to complete the installation of the remediated system by November 30, 1999. In the unlikely event that these efforts experience unanticipated delays, the Company would deploy additional teams to accelerate the process through the use of internal and, if necessary and available, external personnel.

  The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company believes that while many commercial insurance carriers will be Y2K compliant, Federal and state agencies are more likely to have system failures caused by Y2K issues. The Company has contacted all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. The Company has been notified by HCFA that its mission-critical internal systems have been certified as Y2K compliant. The Company has not received assurance that systems used by Medicaid will be Y2K compliant and does not expect to receive such assurance before the end of 1999. The failure of information systems of Federal and state governmental agencies and other third party payors could have a material adverse effect on the Company's liquidity and financial position.

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

  The Company has developed contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans cover all IT and non-IT systems for each of the five designated areas. The implementation of the Company's new financial information and patient accounting systems and the remediated system for nursing centers is proceeding as planned. If the rollout of the new financial information and patient accounting systems experiences unanticipated delays, the Company plans to deploy additional implementation teams to accelerate the process through the use of internal and, if necessary and available, external personnel. In the event that the Medicare and Medicaid systems are not Y2K compliant, the Company intends to arrange for interim payments from Medicare and submit written requests for payment from state Medicaid agencies.

  The Company's contingency plans also cover failures by suppliers and vendors. The Company's data network employs a variety of techniques such as alternative routing, redundant equipment and dual backup to avoid system failures. Each of the Company's facilities has a facility-specific emergency preparedness manual to handle emergency situations such as a loss of utility services or supplies. Local emergency plans also have been updated as Y2K related risks associated with the facility are identified. In addition, the Company's facilities have been provided with a comprehensive Y2K guideline to address and prepare for Y2K compliance issues of local business partners and suppliers.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

  Management is implementing a plan to replace or remediate substantially all of the Company's financial information and patient accounting systems before the year 2000 at a cost of approximately $45 million. A substantial portion of these costs will be capitalized and amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs are currently estimated to be approximately $66 million, of which the Company has expended approximately $54 million through September 30, 1999. A majority of the costs related solely to Y2K compliance will be expensed as incurred. As previously discussed, management determined during the second quarter to remediate rather than replace its existing patient accounting system in the nursing center division. Accordingly, the Company recorded a loss of approximately $5.6 million in the second quarter of 1999 associated with the costs incurred in implementing the new system prior to determining to remediate the existing system. The costs of the new financial information and patient accounting systems and the additional Y2K costs are expected to be funded through operating cash flows. The Company does not expect to incur any material information system costs other than the new financial information and patient accounting systems and Y2K compliance program during 1999.

  Management's analysis of the Y2K issues affecting the Company is based on information currently available and information provided from third party vendors and suppliers. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the estimated costs to remediate the Y2K issues will not be exceeded. While the Company believes it has substantially completed its assessment of all Y2K issues, its estimate of the costs to address such issues may change as it proceeds with the implementation of its financial information and patient accounting systems. The Company's ability to identify and remediate critical Y2K issues and the availability and cost of external resources will impact the Company's total Y2K costs and the impact of Y2K on the Company's results of operations.

  Although the Company is assessing the readiness of the Medicare and Medicaid programs and other third party payors and preparing contingency plans, there can be no guarantee that the failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company.

Other Information

  Various lawsuits and claims arising in the ordinary course of business are pending against the Company. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a description of material litigation and regulatory actions.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                1999 Quarters
                                                     ------------------------------------
                                                       First        Second        Third    Nine Months
                                                     ---------  --------------  ---------  ------------
Revenues...........................................  $700,232        $688,892   $681,924    $2,071,048
                                                     --------        --------   --------    ----------

Salaries, wages and benefits.......................   403,894         392,748    393,535     1,190,177
Supplies...........................................    68,664          70,417     67,317       206,398
Rent...............................................    75,452          76,088     77,423       228,963
Other operating expenses...........................   123,340         144,571    131,115       399,026
Depreciation and amortization......................    22,285          21,612     24,126        68,023
Interest expense...................................    19,536          20,032     26,030        65,598
Investment income..................................      (631)           (642)      (673)       (1,946)
                                                     --------        --------   --------    ----------
                                                      712,540         724,826    718,873     2,156,239
                                                     --------        --------   --------    ----------

Loss before reorganization costs and income taxes..   (12,308)        (35,934)   (36,949)      (85,191)
Reorganization costs...............................     2,312           4,547      5,443        12,302
                                                     --------        --------   --------    ----------

Loss before income taxes...........................   (14,620)        (40,481)   (42,392)      (97,493)
Provision for income taxes.........................        50              50         50           150
                                                     --------        --------   --------    ----------

Loss from operations...............................   (14,670)        (40,531)   (42,442)      (97,643)
Cumulative effect of change in accounting
   for start-up costs..............................    (8,923)              -          -        (8,923)
                                                     --------        --------   --------    ----------

         Net loss..................................   (23,593)        (40,531)   (42,442)     (106,566)
Preferred stock dividend requirements..............      (261)           (262)      (261)         (784)
                                                     --------        --------   --------    ----------

         Loss to common stockholders...............  $(23,854)       $(40,793)  $(42,703)   $ (107,350)
                                                     ========        ========   ========    ==========

Loss per common share:
   Basic:
      Loss from operations.........................  $  (0.21)       $  (0.58)  $  (0.61)   $    (1.40)
      Cumulative effect of change in accounting
        for start-up costs.........................     (0.13)              -          -         (0.13)
                                                     --------        --------   --------    ----------

         Net loss..................................  $  (0.34)       $  (0.58)  $  (0.61)   $    (1.53)
                                                     ========        ========   ========    ==========

   Diluted:
      Loss from operations.........................  $  (0.21)       $  (0.58)  $  (0.61)   $    (1.40)
      Cumulative effect of change in accounting
        for start-up costs.........................     (0.13)              -          -         (0.13)
                                                     --------        --------   --------    ----------

         Net loss..................................  $  (0.34)       $  (0.58)  $  (0.61)   $    (1.53)
                                                     ========        ========   ========    ==========

Shares used in computing loss per common share:
   Basic...........................................    70,326          70,395     70,438        70,386
   Diluted.........................................    70,326          70,395     70,438        70,386


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                           1998 Quarters
                                           ---------------------------------------------
                                             First      Second      Third      Fourth        Year
                                           ---------  ----------  ---------  -----------  -----------
Revenues.................................  $823,316   $ 778,706   $718,115   $  679,602   $2,999,739
                                           --------   ---------   --------   ----------   ----------

Salaries, wages and benefits.............   480,364     459,808    415,365      397,486    1,753,023
Supplies.................................    76,052      77,832     69,069       71,419      294,372
Rent.....................................    24,135      59,076     75,063       75,870      234,144
Other operating expenses.................   134,922     156,736    108,097      588,317      988,072
Depreciation and amortization............    35,470      28,571     25,425       35,151      124,617
Interest expense.........................    37,195      28,394     22,294       19,125      107,008
Investment income........................    (1,180)     (1,130)      (990)      (1,388)      (4,688)
                                           --------   ---------   --------   ----------   ----------
                                            786,958     809,287    714,323    1,185,980    3,496,548
                                           --------   ---------   --------   ----------   ----------

Income (loss) before income taxes........    36,358     (30,581)     3,792     (506,378)    (496,809)
Provision for income taxes...............    17,477      (7,129)   (33,790)      99,541       76,099
                                           --------   ---------   --------   ----------   ----------

Income (loss) from operations............    18,881     (23,452)    37,582     (605,919)    (572,908)
Extraordinary loss on extinguishment of
   debt, net of income tax benefit.......         -     (77,937)         -            -      (77,937)
                                           --------   ---------   --------   ----------   ----------

         Net income (loss)...............    18,881    (101,389)    37,582     (605,919)    (650,845)
Preferred stock dividend requirements....         -        (177)      (266)        (254)        (697)
                                           --------   ---------   --------   ----------   ----------
         Income (loss) available to
            common stockholders..........  $ 18,881   $(101,566)  $ 37,316   $ (606,173)  $ (651,542)
                                           ========   =========   ========   ==========   ==========

Earnings (loss) per common share:
   Basic:
      Income (loss) from operations......  $   0.28   $   (0.35)  $   0.55   $    (8.68)  $    (8.39)
      Extraordinary loss on
         extinguishment of debt..........         -       (1.15)         -            -        (1.14)
                                           --------   ---------   --------   ----------   ----------

         Net income (loss)...............  $   0.28   $   (1.50)  $   0.55   $    (8.68)  $    (9.53)
                                           ========   =========   ========   ==========   ==========

   Diluted:
      Income (loss) from operations......  $   0.28   $   (0.35)  $   0.54   $    (8.68)  $    (8.39)
      Extraordinary loss on
         extinguishment of debt..........         -       (1.15)         -            -        (1.14)
                                           --------   ---------   --------   ----------   ----------

         Net income (loss)...............  $   0.28   $   (1.50)  $   0.54   $    (8.68)  $    (9.53)
                                           ========   =========   ========   ==========   ==========

Shares used in computing earnings
   (loss) per common share:
      Basic..............................    67,448      67,651     68,389       69,859       68,343
      Diluted............................    67,857      67,651     68,554       69,859       68,343


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                       (In thousands, except statistics)

                                                      1999 Quarters
                                   ---------------------------------------------------
                                      First       Second        Third     Nine Months
                                   -----------  -----------  -----------  ------------
Revenues:
Nursing centers..................  $  382,041   $  382,548   $  385,740    $1,150,329
Hospitals........................     238,522      234,868      230,682       704,072
Vencare..........................     113,874      106,040       97,272       317,186
                                   ----------   ----------   ----------    ----------
                                      734,437      723,456      713,694     2,171,587
Elimination......................     (34,205)     (34,564)     (31,770)     (100,539)
                                   ----------   ----------   ----------    ----------

                                   $  700,232   $  688,892   $  681,924    $2,071,048
                                   ==========   ==========   ==========    ==========
Income (loss) from operations:
  Operating income:
     Nursing centers.............  $   59,122   $   59,186   $   55,881    $  174,189
     Hospitals...................      58,411       59,656       54,084       172,151
     Vencare.....................      14,574       12,815        7,289        34,678
     Corporate overhead..........     (27,773)     (29,674)     (27,297)      (84,744)
     Unusual transactions........           -      (20,827)           -       (20,827)
     Reorganization costs........      (2,312)      (4,547)      (5,443)      (12,302)
                                   ----------   ----------   ----------    ----------
        Operating income.........     102,022       76,609       84,514       263,145
  Rent...........................      75,452       76,088       77,423       228,963
  Depreciation and amortization..      22,285       21,612       24,126        68,023
  Interest, net..................      18,905       19,390       25,357        63,652
                                   ----------   ----------   ----------    ----------
  Loss before income taxes.......     (14,620)     (40,481)     (42,392)      (97,493)
  Provision for income taxes.....          50           50           50           150
                                   ----------   ----------   ----------    ----------

                                   $  (14,670)  $  (40,531)  $  (42,442)   $  (97,643)
                                   ==========   ==========   ==========    ==========
Nursing Center Data:
End of period data:
   Number of nursing centers.....         293          293          293
   Number of licensed beds.......      38,585       38,387       38,336
Revenue mix %:
   Medicare......................          28           26           24            26
   Medicaid......................          47           48           51            49
   Private and other.............          25           26           25            25
Patient days:
   Medicare......................     380,748      366,272      339,303     1,086,323
   Medicaid......................   1,867,554    1,911,111    1,967,721     5,746,386
   Private and other.............     633,137      623,665      626,903     1,883,705
                                   ----------   ----------   ----------    ----------

                                    2,881,439    2,901,048    2,933,927     8,716,414
                                   ==========   ==========   ==========    ==========
Hospital Data:
End of period data:
   Number of hospitals...........          57           56           56
   Number of licensed beds.......       4,937        4,935        4,907
Revenue mix %:
   Medicare......................          59           56           55            57
   Medicaid......................          10           10           11            10
   Private and other.............          31           34           34            33
Patient days:
   Medicare......................     175,953      171,011      159,739       506,703
   Medicaid......................      29,939       29,675       30,674        90,288
   Private and other.............      49,924       49,165       47,756       146,845
                                   ----------   ----------   ----------    ----------

                                      255,816      249,851      238,169       743,836
                                   ==========   ==========   ==========    ==========
Ancillary Services Data:
Revenues:
   Rehabilitation therapy........  $   49,997   $   45,860   $   41,750    $  137,607
   Pharmacy......................      46,080       45,168       43,193       134,441
   Respiratory therapy...........      12,604       11,014        8,193        31,811
   Other.........................       5,193        3,998        4,136        13,327
                                   ----------   ----------   ----------    ----------

                                   $  113,874   $  106,040   $   97,272    $  317,186
                                   ==========   ==========   ==========    ==========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                       (In thousands, except statistics)

                                                         1998 Quarters
                                       --------------------------------------------------
                                          First       Second        Third       Fourth         Year
                                       -----------  -----------  -----------  -----------  ------------
Revenues:
Nursing centers......................  $  434,190   $  413,600   $  389,414   $  384,458   $ 1,621,662
Hospitals............................     246,365      239,312      226,846      207,324       919,847
Vencare..............................     169,773      151,567      138,121      123,269       582,730
                                       ----------   ----------   ----------   ----------   -----------

                                          850,328      804,479      754,381      715,051     3,124,239
Elimination..........................     (27,012)     (25,773)     (36,266)     (35,449)     (124,500)
                                       ----------   ----------   ----------   ----------   -----------

                                       $  823,316   $  778,706   $  718,115   $  679,602   $ 2,999,739
                                       ==========   ==========   ==========   ==========   ===========
Income (loss) from operations:
  Operating income (loss):
     Nursing centers.................  $   62,447   $   49,964   $   61,189   $   42,975   $   216,575
     Hospitals.......................      77,650       67,328       63,774       40,231       248,983
     Vencare.........................      26,892       23,125       20,840       (6,753)       64,104
     Corporate overhead..............     (27,347)     (30,315)     (26,399)     (42,204)     (126,265)
     Unusual transactions............      (7,664)     (25,772)       6,180     (411,869)     (439,125)
                                       ----------   ----------   ----------   ----------   -----------

        Operating income (loss)......     131,978       84,330      125,584     (377,620)      (35,728)
  Rent...............................      24,135       59,076       75,063       75,870       234,144
  Depreciation and amortization......      35,470       28,571       25,425       35,151       124,617
  Interest, net......................      36,015       27,264       21,304       17,737       102,320
                                       ----------   ----------   ----------   ----------   -----------

  Income (loss) before income taxes..      36,358      (30,581)       3,792     (506,378)     (496,809)
  Provision for income taxes.........      17,477       (7,129)     (33,790)      99,541        76,099
                                       ----------   ----------   ----------   ----------   -----------

                                       $   18,881   $  (23,452)  $   37,582   $ (605,919)  $  (572,908)
                                       ==========   ==========   ==========   ==========   ===========
Nursing Center Data:
End of period data:
   Number of nursing centers.........         305          296          292          291
   Number of licensed beds...........      39,960       39,094       38,578       38,362
Revenue mix %:
   Medicare..........................          34           31           26           26            29
   Medicaid..........................          41           43           47           48            45
   Private and other.................          25           26           27           26            26
Patient days:
   Medicare..........................     408,002      374,244      354,285      362,437     1,498,968
   Medicaid..........................   1,949,544    1,939,521    1,935,464    1,921,872     7,746,401
   Private and other.................     692,932      677,607      666,407      656,951     2,693,897
                                       ----------   ----------   ----------   ----------   -----------

                                        3,050,478    2,991,372    2,956,156    2,941,260    11,939,266
                                       ==========   ==========   ==========   ==========   ===========
Hospital Data:
End of period data:
   Number of hospitals...............          62           61           58           57
   Number of licensed beds...........       5,313        5,301        5,051        4,979
Revenue mix %:
   Medicare..........................          60           59           62           52            59
   Medicaid..........................           8           10           10           11            10
   Private and other.................          32           31           28           37            31
Patient days:
   Medicare..........................     173,967      162,991      154,483      155,842       647,283
   Medicaid..........................      28,535       31,422       30,618       30,963       121,538
   Private and other.................      45,747       43,974       43,100       45,846       178,667
                                       ----------   ----------   ----------   ----------   -----------

                                          248,249      238,387      228,201      232,651       947,488
                                       ==========   ==========   ==========   ==========   ===========
Ancillary Services Data:
Revenues:
   Rehabilitation therapy............  $   70,597   $   60,161   $   68,533   $   50,719   $   250,010
   Pharmacy..........................      40,058       40,248       36,394       42,923       159,623
   Respiratory therapy...............      44,135       39,803       30,161       27,069       141,168
   Other.............................      14,983       11,355        3,033        2,558        31,929
                                       ----------   ----------   ----------   ----------   -----------

                                       $  169,773   $  151,567   $  138,121   $  123,269   $   582,730
                                       ==========   ==========   ==========   ==========   ===========

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's only significant exposure to market risk is changes in the levels of various interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its outstanding borrowings. In addition, the interest rates on the DIP Financing are affected by changes in the Federal Funds rate and the prime rate of Morgan Guaranty Trust Company of New York. To mitigate the impact of fluctuations in these interest rates, the Company generally maintains a significant portion of its borrowings as fixed rate in nature either by borrowing on a fixed rate long-term basis or entering into interest rate swap transactions.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. In addition, the Company may assume or reject executory contracts, including its interest rate swap agreements, under the Bankruptcy Code.

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


                                                Interest Rate Sensitivity
                                   Principal (Notional) Amount by Expected Maturity
                                              Average Interest (Swap) Rate
                                                 (Dollars in thousands)


                                                          Expected Maturities                                      Fair
                                   ----------------------------------------------------------------------------    Value
                                     1999       2000       2001        2002      2003   Thereafter     Total      9/30/99
                                   --------   --------    -------    --------   -------   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate.....................  $  4,724   $ 16,748    $17,574    $ 19,441   $21,449     $311,674   $391,610  $165,388
  Average interest rate..........     10.75%     10.75%     10.75%      10.75%    10.75%        9.00%
  Variable rate..................  $  3,487   $ 19,474    $61,974    $128,640   $24,632     $267,907   $506,114  $349,218
  Average interest rate  (a)

Interest rate derivative
  financial instruments related
  to debt:
Interest rate swaps:
  Pay fixed/receive variable.....  $100,000   $100,000                                                 $200,000      $771
  Average pay rate...............       6.4%       6.4%
  Average receive rate (b)

(a) Interest is payable, depending on certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2%.
(b)  The variable rate portion of the interest rate swap is 3-month LIBOR.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Summary descriptions of various significant legal and regulatory activities follow:

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. See Note 3 of the Notes to Condensed Consolidated Financial Statement for further discussion of the Chapter 11
Cases.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off Transactions as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation has been approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation will expire on November 30, 1999, but automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off Transactions and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and certain Federal and state regulations governing such policies. Various courts have issued various rulings on the different issues, most of which have been appealed. Management believes that amounts under these Medicare supplement insurance policies will ultimately be collected and, accordingly, no provision for loss has been recorded in the accompanying condensed consolidated financial statements. Accounts receivable related to these disputes approximated $15 million at September 30, 1999. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations and liquidity would be materially adversely affected.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Company's common stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the Company filed a motion to dismiss the case. The court converted the Company's motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff has appealed the ruling to the Sixth Circuit. The Company is defending this action vigorously.

  A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed in June 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The parties have entered into a series of stipulations to stay all proceedings in the action.
The current stipulation will expire on December 13, 1999. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. The Company has not yet determined the effect, if any, such filing will have on the Company's financial condition, results of operations or liquidity.

  The Company has been informed by the DOJ that it is the subject of ongoing investigations into various Medicare reimbursement issues, including various hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. The Company is cooperating fully in the investigations. The Company is engaged in active discussions with the DOJ which may result in a resolution of some or all of the DOJ investigations as part of its Plan of Reorganization. Such a resolution could include a payment to the government which could have a material effect on the Company's liquidity and financial position.

  In connection with the Spin-off Transactions, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off Transactions.

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


Item 3.  Defaults Upon Senior Securities

  The Company commenced the Chapter 11 Cases on September 13, 1999. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on certain indebtedness incurred by the Company prior to September 13, 1999, including the Credit Agreement and the 1998 Notes, until a Plan of Reorganization defining the payment terms has been approved by the Bankruptcy Court. Additional information regarding the Chapter 11 Cases is set forth elsewhere in this Form 10-Q, including Notes 1 and 3 of the Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       10.1 Waiver No. 4 dated as of July 30, 1999, under the $1,000,000,000 Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.2 Waiver No. 5 dated as of August 27, 1999, under the $1,000,000,000 Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent.

       10.3 Debtor-in-Possession Credit Agreement dated as of September 13, 1999, among Vencor, Inc., Vencor Operating, Inc. and each of the subsidiaries of Vencor, Inc. party thereto, the Lenders party thereto, the LC Issuing Banks party thereto and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

       10.4 Amendment Number 5 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 4 to the Tolling Agreement dated April 12, 1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated July 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.5 Amendment Number 6 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 5 to the Tolling Agreement dated April 12, 1999. Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.6 Amendment Number 7 to the Second Standstill Agreement dated April 12, 1999 and Amendment Number 6 to the Tolling Agreement dated April 12, 1999.

       10.7 Stipulation Agreement by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor Operating, Inc. and Vencor, Inc.

       10.8    Separation Agreement and Release of Claims entered into by Jill
               L. Force and Vencor, Inc.

       10.9 Form of Agreement regarding Preferred Stock dated as of August 17, 1999 between Vencor Operating, Inc., Vencor, Inc. and certain officers of the Company.

       27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

  (b)  Reports on Form 8-K:

       The Company filed a Current Report on Form 8-K on July 8, 1999 announcing that it and Ventas had entered into further interim arrangements regarding the payment of June rent under the Master Lease Agreements and the extension of the Second Standstill and the Tolling Agreement. The Company filed a Current Report on Form 8-K on September 15, 1999 reporting that the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENCOR, INC.



Date:  November 12, 1999                /s/  EDWARD L. KUNTZ
------------------------         -----------------------------------------------
                                         Edward L. Kuntz
                                     Chairman of the Board, Chief
                                     Executive Officer and President


Date:  November 12, 1999              /s/  RICHARD A. SCHWEINHART
------------------------         -----------------------------------------------
                                       Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                         Financial Officer)