Form 10-K405
period 1999-12-31
VENCOR INC /NEW/
filed 2000-03-30
CIK 1060009

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-14057

                               ----------------
                                 VENCOR, INC.
            (Exact name of registrant as specified in its charter)

                    Delaware                                       61-1323993
         (State or other jurisdiction of                        (I.R.S. Employer
          incorporation or organization)                     Identification Number)

                One Vencor Place
             680 South Fourth Street
              Louisville, Kentucky                                 40202-2412
    (Address of principal executive offices)                       (Zip Code)

                                (502) 596-7300
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class                              on which Registered
         -------------------                             ---------------------
Common Stock, par value $.25 per share                           None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of February 29, 2000, there were 70,201,727 shares of the Registrant's Common Stock, $.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the OTC Bulletin Board on February 29, 2000, was approximately $12,498,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   35
 Item 3.  Legal Proceedings.............................................   35
 Item 4.  Submission of Matters to a Vote of Security Holders...........   41

 PART II
           Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   42
 Item 6.  Selected Financial Data.......................................   43
             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   44
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   62
 Item 8.  Financial Statements and Supplementary Data...................   62
             Changes in and Disagreements With Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   63

 PART III
 Item 10. Directors and Executive Officers of the Registrant............   64
 Item 11. Executive Compensation........................................   67
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   76
 Item 13. Certain Relationships and Related Transactions................   77

 PART IV
            Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................   79

                                    PART I

Item 1. Business

                                    GENERAL

  Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 1999, the Company's health services division operated 295 nursing centers (38,573 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,931 licensed beds) in 23 states and an institutional pharmacy business.

  During 1999, the Company operated its Vencare ancillary services business which provided respiratory and rehabilitation therapies and medical and pharmacy management services to nursing centers and other healthcare providers. As a result of significant declines in the demand for ancillary services caused by the Balanced Budget Act of 1997 (the "Budget Act"), management completed a realignment of its Vencare division in the fourth quarter of 1999. Vencare's rehabilitation, speech and occupational therapies were integrated into the Company's nursing center division and the division was renamed to the health services division. Vencare's institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). See "--Proceedings under Chapter 11 of the Bankruptcy Code."

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") (formerly known as Vencor, Inc.) completed the spin-off (the "Spin-off") of its healthcare operations to its stockholders through the distribution of Vencor common stock (the "Common Stock"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company pursuant to four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off. See "--Proceedings under Chapter 11 of the Bankruptcy Code" and "--Master Lease Agreements."

  On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged with and into the Company (the "Hillhaven Merger"). On March 21, 1997, the Company acquired TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers (the "TheraTx Merger"). On June 24, 1997, the Company acquired a controlling interest in Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals located in 13 states. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger").

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. See "-- Cautionary Statements."

Proceedings under Chapter 11 of the Bankruptcy Code

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases"). The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

  In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing") with a bank group led by Morgan Guaranty Trust Company of New York (collectively, the "DIP Lenders"). The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which was initially scheduled to mature on March 13, 2000, is comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at prime rate plus 2 1/2% on the Tranche A Loan and prime rate plus 4 1/2% on the Tranche B Loan.

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to a recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of March 29, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to five amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions and (iii) revising the Company's cash plan originally submitted with the DIP Financing. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments. In connection with the most recent amendment to the DIP Financing dated February 23, 2000, the parties agreed, among other things, to (i) extend the maturity date of the DIP Financing until June 30, 2000, (ii) extend the period of time for the Company to file its plan of reorganization to May 1, 2000, and (iii) revise certain financial covenants. The Bankruptcy Court granted approval of this amendment to the DIP Financing on March 10, 2000.

  At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). The Company intends to seek an amendment or waiver to the DIP Financing to remedy this event of default. Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's consolidated financial statements. However, if the Company is not successful in obtaining an amendment or waiver to remedy the event of default, its ability to borrow under the DIP Financing to finance its operations during the pendency of the Chapter 11 Cases may be limited. See"--Cautionary Statements."

  On November 4, 1999, the Company received approval (subject to certain conditions) to implement a management retention plan (the "Management Retention Plan") to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses will be paid in three equal amounts upon: (i) the Bankruptcy Court's approval of the Management Retention Plan, (ii) the effective date of the Plan of Reorganization (as defined) and (iii) three months following the effective date of the Plan of Reorganization. See "Executive Compensation--Management Retention Plan."

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic stay does not necessarily apply to certain actions against Ventas for which the Company has agreed to indemnify Ventas in connection with the Spin-off. See "-- Agreements with Ventas" and "Legal Proceedings." In addition, the Company may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

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

  The Plan of Reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Plan of Reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Plan of Reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization until May 16, 2000. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are satisfied. As previously announced, the Company has indicated that any Plan of Reorganization will result in the Company's Common Stock having little, if any, value.

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

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregate $80.3 million and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 1999. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), outstanding borrowings under the Credit Agreement ($506 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 1999. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $1 billion at December 31, 1999. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes for this period was $8.9 million.

  As previously reported, the Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. Such a resolution with the DOJ could include a payment to the Federal government which could have a material adverse effect on the Company's liquidity and financial position. See "Legal Proceedings."

 Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements (as defined) with Ventas. On March 31, 1999, the Company and Ventas entered into a standstill agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill agreement (the "Second Standstill") which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

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

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The difference between the $18.9 million base rent under the Master Lease Agreements and the reduced monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. Unpaid August 1999 rent of approximately $18.9 million will constitute a claim by Ventas in the Chapter 11 Cases which claim is potentially subject to dispute. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of the $18.9 million monthly base rent.

  The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing.

  The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to
(i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court. See "--Master Lease Agreements."

 Liabilities Subject to Compromise

  "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plan of Reorganization.

  The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise.

  A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

   Long-term debt:
     Credit Agreement............................................... $  506,114
     1998 Notes.....................................................    300,000
     Amounts due under the HCFA Agreement...........................     80,296
     8 5/8% Senior Subordinated Notes...............................      2,391
     Unamortized deferred financing costs...........................    (12,626)
     Other..........................................................      4,592
                                                                     ----------
                                                                        880,767
                                                                     ----------
   Due to third-party payors........................................    112,694
   Accounts payable.................................................     33,693
   Accrued liabilities:
     Interest.......................................................     45,521
     Ventas rent....................................................     33,884
     Other..........................................................     52,858
                                                                     ----------
                                                                        132,263
                                                                     ----------
                                                                     $1,159,417
                                                                     ==========

  Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

                             HEALTHCARE OPERATIONS

  The Company currently is organized into two operating divisions: (i) the health services division, which provides long-term care services through the operation of nursing centers and a rehabilitation therapy business and (ii) the hospital division, which provides long-term acute care to medically complex patients through the operation of hospitals and an institutional pharmacy business. The Company believes that the independent focus of each division on the unique aspects and quality concerns of their respective businesses enhance their ability to attract patients, improve operations and achieve cost containment objectives.

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

  At the same time, the long-term care industry continues to experience significant change. Some of the significant factors affecting the long-term care industry include the implementation of a Medicare prospective payment system ("PPS") for nursing centers and other cost containment measures contained in the Budget Act, heightened regulatory scrutiny by Federal and state regulators, the dramatic increase in the costs of defending and insuring against alleged patient care liability claims, the expansion of managed care, and a growing public awareness of healthcare spending by governmental agencies at Federal and state levels.

  As a result of reimbursement reductions caused by the Budget Act, most providers will be required to deliver quality patient care more efficiently. The revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. PPS has had a dramatic effect on the operations of substantially all companies in the long-term care industry. The Budget Act also reduced payments made to the Company's hospitals by reducing incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. Increased regulatory scrutiny and costs associated with patient care liability claims, particularly on large for-profit, multi-facility providers, also have had a significant negative impact on the long-term care industry.

                           HEALTH SERVICES DIVISION

  At December 31, 1999, the health services division provided long-term healthcare and rehabilitation services in 295 nursing centers containing 38,573 licensed beds located in 31 states. At December 31, 1999, the Company owned six nursing centers, leased 276 nursing centers from third parties and managed 13 nursing centers. During 1999, the Company opened three nursing centers and assumed operation of a nursing center that was previously leased to a third party.

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

  As a result of the Vencare realignment, the health services division now provides physical, occupational and speech therapies primarily to nursing center patients. At December 31, 1999, the Company had entered into contracts to provide rehabilitation services to patients at 356 facilities not operated by the Company.

Health Services Division Strategy

  The factors which affect consumers' selection of a nursing center vary by community and include a nursing center's competitive position and its relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. The strategy of the health services division is to improve its patient census by providing quality, clinical-based services. The health services division is focused on qualitative and quantitative performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. The health services division continues to refine and examine its method of delivering services to create the optimal strategy of providing quality care, based on clinical outcomes, within the constraints of PPS. The health services division's ability to control costs, including its labor costs, will significantly impact its future operating results.

  Nursing center marketing efforts are conducted at the local market level by the nursing center administrators and admissions coordinators. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The marketing efforts of the health services division focuses on the quality of care provided at its facilities with the goal of increasing patient census levels. In addition, the Company believes there will be an increase in the need for nursing center services as the average age of the United States population increases.

  The health services division is evaluating the model of delivering ancillary services to Company operated nursing centers and to external clients. The Company continues to refine the delivery of these services to maintain profitability under the cost constraints of PPS. As part of the Vencare realignment completed in the fourth quarter of 1999, the Company's nursing centers generally provide ancillary services to patients through the use of internal staff. The health services division has terminated many unprofitable external ancillary services contracts in response to the economic conditions facing the long-term care industry.

Selected Health Services Division Operating Data

  The following table sets forth certain operating data for the health services division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands):

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1999        1998        1997
                                           ----------- ----------- -----------
   Nursing centers:
     Revenues............................. $ 1,594,244 $ 1,667,343 $ 1,766,403
     Operating income..................... $   185,764 $   216,575 $   242,889
     Facilities in operation at end of
      period..............................         295         291         309
     Licensed beds at end of period.......      38,573      38,362      40,383
     Patient days.........................  11,656,439  11,939,266  12,622,238
     Average daily census.................      31,935      32,710      34,581
     Occupancy %..........................        86.8        87.3        90.5
   Rehabilitation services:
     Revenues............................. $   195,731 $   264,574 $   230,525
     Operating income..................... $     3,233 $    18,594 $    47,683
   Other ancillary services:
     Revenues............................. $    43,527 $   168,165 $   244,303
     Operating income..................... $     4,166 $    30,183 $    39,653

  As used in the above table, the term "operating income" is defined as earnings before interest, income taxes, depreciation, amortization, rent, corporate overhead and unusual transactions. The term "licensed beds" refers to the maximum number of beds permitted in the facility under its license regardless of whether the beds are actually available for patient care. "Patient days" refers to the total number of days of patient care provided for the periods indicated. "Average daily census" is computed by dividing each facility's patient days by the number of calendar days the respective facility is in operation. "Occupancy %" is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

Sources of Nursing Center Revenues

  Nursing center revenues are derived principally from Medicare and Medicaid programs and from private payment patients. Consistent with the nursing center industry, changes in the mix of the health services division's patient population among these three categories significantly affect the profitability of its operations. Although Medicare and higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is reduced by the costs associated with the higher level of nursing care and other services generally required by such patients. The Company believes that private payment patients generally constitute the most profitable category and Medicaid patients generally constitute the least profitable category.

  The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

                         Medicare         Medicaid     Private and Other
                     ---------------- ---------------- ---------------------
                     Patient          Patient          Patient
   Year               Days   Revenues  Days   Revenues   Days      Revenues
   ----              ------- -------- ------- -------- --------    ---------
   1999.............    12%     26%      66%     49%           22%         25%
   1998.............    13      29       65      45            22          26
   1997.............    13      32       65      43            22          25

  For the year ended December 31, 1999, revenues of the health services division totaled approximately $1.7 billion, or 63% of the Company's total revenues (before eliminations).

  Both governmental and private third-party payors employ cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the health services division for its services.

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

  Prior to the implementation of PPS, nursing center reimbursement was based upon reasonable direct and indirect costs of services provided to patients. The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the nursing centers operated by the health services division were subject to PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals. The Medicare revenues recorded by the health services division under PPS in its nursing centers are substantially less than the cost-based reimbursement received before the enactment of the Budget Act. See "--Governmental Regulation--Healthcare Reform," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Prior to the Budget Act, Federal law, generally referred to as the "Boren Amendment," required Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the Federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid payments. By repealing the Boren Amendment, the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels for such services. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. Management believes that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended ("OBRA"), mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers. The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

  Private Payment. The health services division seeks to maximize the number of private payment patients admitted to its nursing centers, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

  There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the health services division, or the provision of services and supplies by the health services division, will meet the requirements for participation in such programs. The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for healthcare services.

Nursing Center Facilities

  The following table lists by state the number of nursing centers and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 1999:

                                                 Number of Facilities
                                  ---------------------------------------------------
                         Licensed  Owned by   Leased from  Leased from
State                      Beds   the Company Ventas (2)  Other Parties Managed Total
-----                    -------- ----------- ----------- ------------- ------- -----
Alabama(1)..............     592        -           3            1          -      4
Arizona.................     823        -           6            -          -      6
California..............   2,303        1          11            5          2     19
Colorado................     695        -           4            1          -      5
Connecticut(1)..........     983        -           8            -          -      8
Florida(1)..............   2,713        2          15            1          2     20
Georgia(1)..............   1,211        -           5            4          -      9
Idaho...................     903        1           8            -          -      9
Indiana.................   4,496        -          14           15          -     29
Kentucky(1).............   2,080        1          12            4          -     17
Louisiana(1)............     485        -           -            1          2      3
Maine(1)................     776        -          10            -          -     10
Massachusetts(1)........   4,039        -          31            3          2     36
Mississippi(1)..........     125        -           -            1          -      1
Montana(1)..............     446        -           2            1          -      3
Nebraska(1).............     163        -           1            -          -      1
Nevada(1)...............     180        -           2            -          -      2
New Hampshire(1)........     622        -           3            -          1      4
North Carolina(1).......   2,764        -          19            4          -     23
Ohio(1).................   2,155        -          11            4          1     16
Oregon(1)...............     358        -           2            1          -      3
Pennsylvania............     200        -           1            1          -      2
Rhode Island(1).........     201        -           2            -          -      2
Tennessee(1)............   2,551        -           4           11          -     15
Texas...................     623        -           1            1          1      3
Utah....................     848        -           5            1          1      7
Vermont(1)..............     310        -           1            -          1      2
Virginia(1).............     749        -           4            1          -      5
Washington(1)...........   1,437        1           9            3          -     13
Wisconsin(1)............   2,291        -          12            2          -     14
Wyoming.................     451        -           4            -          -      4
                          ------      ---         ---          ---        ---    ---
  Totals................  38,573        6         210           66         13    295
                          ======      ===         ===          ===        ===    ===

--------
(1) These states have Certificate of Need ("CON") regulations. See "-- Governmental Regulation--Health Services Division."
(2) See "--Master Lease Agreements."

Health Services Division Management and Operations

  The health services division is managed by a divisional president and a chief financial officer. The nursing center operations of the division are divided into four geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. Rehabilitation services operations also are managed by a vice president who reports to the divisional president. Each nursing center is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, licensed dietitian, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise nursing staff which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

  The health services division is supported by district and/or regional staff in the areas of nursing, dietary and rehabilitation services, maintenance, sales and financial services. In addition, corporate staff provide other services in the areas of sales assistance, information systems, human resource management, state and Federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies.

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

  The health services division provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient care.

  Substantially all of the nursing centers currently are certified to provide services under Medicare and Medicaid programs. A nursing center's qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

Health Services Division Competition

  The nursing centers operated by the health services division compete on a local and regional basis with other nursing centers. The competitive position varies within each community served. The Company believes that the quality of care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Some competing facilities are located in buildings that are newer than those operated by the health services division and may provide services not offered by the health services division. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based generally on fixed rates), there is significant competition for private payment patients.

  Although the rehabilitation services markets are fragmented, significant competition exists for these services. The primary competitive factors for the rehabilitation services markets are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals operate their own step-down and subacute facilities. Other hospital companies have entered the rehabilitation services markets through affiliation agreements and management contracts. In addition, many nursing centers are developing internal staff to provide these services, particularly in response to the implementation of PPS.

  The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than the Company.

                               HOSPITAL DIVISION

  The hospitals operated by the Company's hospital division primarily provide long-term acute care to medically complex patients. These hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Medically complex patients are often dependent on technology for continued life support, such as mechanical ventilators, total parental nutrition, respiration or cardiac monitors and dialysis machines. Generally, approximately 60% of the hospital division's medically complex patients are ventilator-dependent for some period of time during their hospitalization. The hospital division's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, the hospital division's patients generally are not clinically appropriate for admission to a nursing center or rehabilitation hospital. The medical condition of most of the hospital patients is periodically or chronically unstable. By combining general acute care services with the ability to care for medically complex patients, the Company believes that its long-term care hospitals provide its patients with high quality, cost-effective care. During 1999, the average length of stay for medically complex patients in the long-term care hospitals operated by the hospital division was approximately 32 days. Although the hospital division's patients range in age from pediatric to geriatric, typically approximately 70% of the hospital division's patients are over 65 years of age. Hospital operations are subject to regulation by a number of government and private agencies. See "--Governmental Regulation-- Hospital Division."

Services Provided by Hospital Division

  Medically Complex. The hospital division has devised a comprehensive program of care for its medically complex patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate medically complex patients upon admission to determine treatment programs. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized. Patients who successfully complete treatment programs are discharged to nursing centers, rehabilitation hospitals or home care settings.

  General Acute Care. The hospital division operates two general acute care hospitals. Certain of the hospital division's long-term care hospitals also provide general acute care and outpatient services in support of their long-term care services. General acute care and outpatient services may include inpatient services, diagnostic services, emergency services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy. The hospital division may expand its general acute care and outpatient services in the future.

  Pharmacies. In connection with the Vencare realignment, the hospital division now provides institutional pharmacy services. The institutional pharmacy business focuses on providing a full array of institutional pharmacy services to nursing centers and specialized care centers, including nursing centers operated by the Company. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics and respiratory services. In addition, the hospital division provides a variety of pharmaceutical consulting services designed to assist hospitals, nursing centers and home health agencies in program administration.

Hospital Division Strategy

  The hospital division differentiates its hospitals as a result of its ability to care for medically complex patients in a high quality, cost-effective setting. The hospital division is committed to maintaining its quality of care by dedicating appropriate resources to each of its hospitals. In addition, the hospital division is focusing its efforts on containing and reducing costs to operate competitively under the reduced Medicare reimbursement established by the Budget Act while maintaining quality care. The hospital division's ability to control costs, including its labor costs, will significantly impact its future operating results. The hospital division intends to market aggressively its quality of care standards and broaden its expertise beyond non-pulmonary services in specific markets to increase patient census and establish a greater census band of admissions.

  The hospital division's emphasis on long-term hospital care allows it to provide high quality care to medically complex patients on a cost-effective basis. The Company also believes that the following factors may contribute to growth in demand for long-term hospital care.

  Increased Patient Population. Improved medical care and advancements in medical technology have increased the survival rates for infants born with severe medical problems, as well as victims of disease and trauma of all ages. Many of these patients never fully recover and require long-term hospital care. The incidence of respiratory problems increases with age, particularly in connection with certain degenerative conditions. As the average age of the United States population increases, the Company believes there will be an increase in the need for long-term hospital care.

  Medically Displaced Patients. The hospital division's patients require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit. Due to their extended recovery period, these patients generally would not receive specialized multi-disciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital, and yet are not appropriate for admission to a nursing center or rehabilitation hospital.

  Economically Displaced Patients. Historically, reimbursement policies and practices designed to control healthcare costs have made it difficult to place medically complex patients in an appropriate healthcare setting. Under the Medicare program, general acute care hospitals are reimbursed under a prospective payment system or a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of a patient's stay. As a result, these hospitals generally receive less than full cost for providing care to patients with extended lengths of stay. Furthermore, the prospective payment system does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The long-term care hospitals operated by the hospital division, however, are excluded from the prospective payment system and generally receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies and health maintenance organizations ("HMOs"), some of which pay based on established hospital charges, typically seek the most economical source of care available.

Selected Hospital Division Operating Data

  The following table sets forth certain operating data for the hospital division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands):

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
   Hospitals:
     Revenues....................................... $850,548 $919,847 $785,829
     Operating income............................... $136,903 $248,983 $237,445
     Facilities in operation at end of period.......       56       57       60
     Licensed beds at end of period.................    4,931    4,979    5,273
     Patient days...................................  982,301  947,488  767,810
     Average daily census...........................    2,691    2,596    2,104
     Occupancy %....................................     56.9     54.0     52.9
   Pharmacy:
     Revenues....................................... $171,493 $149,991 $167,643
     Operating income............................... $    719 $ 15,327 $ 27,209

Sources of Hospital Revenues

  The hospital division receives payment for hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and nongovernment sources such as commercial insurance companies, HMOs, preferred provider organizations ("PPOs") and contracted providers. Patients covered by non-government payors generally will be more profitable to the hospital division than those covered by Medicare and Medicaid programs. The following table sets forth the approximate percentages of the hospital patient days and revenues derived from the payor sources indicated:

                         Medicare         Medicaid     Private and Other
                     ---------------- ---------------- ---------------------
                     Patient          Patient          Patient
   Year               Days   Revenues  Days   Revenues   Days      Revenues
   ----              ------- -------- ------- -------- --------    ---------
   1999.............    68%     58%      12%     11%           20%         31%
   1998.............    68      59       13      10            19          31
   1997.............    68      63       12       8            20          29

  For the year ended December 31, 1999, revenues of the hospital division totaled approximately $1 billion, or 37% of the Company's total revenues (before eliminations). Changes caused by the Budget Act have reduced Medicare payments made to the hospital division related to incentive payments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. See "--Governmental Regulation--Healthcare Reform" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hospital Facilities

  The following table lists by state the number of hospitals and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 1999:

                                                Number of Facilities
                                     -------------------------------------------
                            Licensed  Owned by   Leased from  Leased from
State                         Beds   the Company Ventas (2)  Other Parties Total
-----                       -------- ----------- ----------- ------------- -----
Arizona....................    109         -           2            -         2
California.................    543         2           6            -         8
Colorado...................     68         -           1            -         1
Florida(1).................    536         -           6            1         7
Georgia(1).................     72         -           -            1         1
Illinois(1)................    616         -           4            1         5
Indiana....................    167         -           2            1         3
Kentucky(1)................    374         -           1            -         1
Louisiana..................    168         -           1            -         1
Massachusetts(1)...........     86         -           2            -         2
Michigan(1)................    400         -           2            -         2
Minnesota..................    111         -           1            -         1
Missouri(1)................    227         -           2            -         2
Nevada.....................     52         -           1            -         1
New Mexico.................     61         -           1            -         1
North Carolina(1)..........    124         -           1            -         1
Oklahoma...................     59         -           1            -         1
Pennsylvania...............    115         -           2            -         2
Tennessee(1)...............     49         -           1            -         1
Texas......................    716         2           6            2        10
Virginia(1)................    164         -           1            -         1
Washington(1)..............     80         1           -            -         1
Wisconsin..................     34         1           -            -         1
                             -----       ---         ---          ---       ---
  Totals...................  4,931         6          44            6        56
                             =====       ===         ===          ===       ===

--------
(1) These states have CON regulations. See "--Governmental Regulation-- Hospital Division."
(2) See "--Master Lease Agreements."

Hospital Patient Admissions

  Substantially all of the acute and medically complex patients admitted to the hospitals are transferred from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, nursing centers and home care settings. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, HMOs and insurance companies.

  The hospital division employs case managers who educate healthcare professionals from other referral sources as to the unique nature of the services provided by its long-term care hospitals. The case managers develop an annual admission plan for each hospital with assistance from the hospital's administrator. To identify specific service opportunities, the admission plan for each hospital is based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics. The admission plans involve ongoing education of local physicians, utilization review and case management personnel, acute care hospitals, HMOs and PPOs. The hospital division maintains a pre-admission assessment system at its regional referral centers to evaluate certain clinical and other information in determining the appropriateness of each patient referred to its hospitals.

Professional Staff

  Each hospital is staffed with a multi-disciplinary team of healthcare professionals. A professional nursing staff trained to care for the long-term acute patient is on duty 24 hours each day in the hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists, registered dietitians and social workers.

  The physicians at the hospitals generally are not employees of the Company and may be members of the medical staff of other hospitals. Each of the hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Typically, each patient is visited at least once a day by a physician. A broad range of physician services is available including, but not limited to, pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. Generally, the hospital division does not enter into exclusive contracts with physicians to provide services to its patients.

  The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified personnel. Accordingly, the hospital division seeks the highest quality of professional staff within each market.

Hospital Division Management and Operations

  The hospital division is headed by a divisional president and a chief financial officer. The operations of the hospitals are divided into five geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. Institutional pharmacy operations also are managed by a vice president who reports to the divisional president. A hospital administrator supervises and is responsible for the day-to-day operations at each of the hospitals. Each hospital also employs a controller who monitors the financial matters of each hospital, including the measurement of actual operating results compared to budgets. In addition, each hospital employs an assistant administrator to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. The Company's corporate headquarters also provides services in the areas of information systems design and development, training, human resource management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management. Financial control is maintained through fiscal and accounting policies. The hospital division has standardized operating procedures and monitors its hospitals to assure consistency of operations.

Quality Assessment and Improvement

  The hospital division maintains a strategic outcome program which includes a centralized pre-admission evaluation program and concurrent review of all of its patient population against utilization and quality screenings, as well as quality of life outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are admitted appropriately to its hospitals and that quality healthcare is provided in a cost-effective manner.

  The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to (i) ensure ongoing compliance with industry recognized standards for hospitals, (ii) assist management in analyzing each hospital's operations and (iii) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Competition

  As of December 31, 1999, the hospitals operated by the hospital division were located in 45 geographic markets in 23 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, the hospital division believes that as of December 31, 1999 there were approximately 300 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar cardiopulmonary services to those provided by the hospital division. Many of these general acute care hospitals and long-term hospitals are larger and more established than the hospitals operated by the hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the hospital division. Cost containment efforts by Federal and state governments and other third-party payors designed to encourage more efficient utilization of hospital services generally have resulted in lower hospital industry occupancy rates in recent years. As a result of these efforts, a number of acute care hospitals have converted to specialized care facilities. Some hospitals have developed step-down units which attempt to serve the needs of patients who require care at a level between that provided by an intensive care unit and a general medical/surgical floor. This trend may continue due to the current oversupply of acute care hospital beds and the increasing consolidation and affiliation of free-standing hospitals into larger systems. As a result, the hospital division may experience increased competition from existing hospitals and converted facilities.

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

  Some nursing centers, while not licensed as hospitals, have developed units which provide a greater intensity of care than typically provided by a nursing center. The condition of patients in these nursing centers is less acute than the condition of patients in the hospitals operated by the hospital division.

  The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

  The hospital division also competes with other companies in providing institutional pharmacy services. Many of these companies have greater financial and other resources than the Company.

                            MASTER LEASE AGREEMENTS

  As part of the Spin-off, the Company and Ventas entered into four master lease agreements that set forth the material terms governing the lease of substantially all of the real property, buildings and other improvements (primarily long-term hospitals and nursing centers) used by the Company. The leased properties are divided into groups of properties and a master lease agreement was entered into with respect to each such group of properties. In August 1998, the Company and Ventas entered into a fifth lease agreement with respect to a nursing center in Corydon, Indiana (the "Corydon Lease"). The provisions of the Corydon Lease, except for the provisions relating to rental amounts and the termination date, are substantially similar to the terms of the other master lease agreements with Ventas. The four master lease agreements, as amended, and the Corydon Lease shall be referred to herein collectively as the "Master Lease Agreements" and each, a "Master Lease Agreement." The following description of the Master Lease Agreements does not purport to be complete but contains a summary of the material provisions of the Master Lease Agreements.

  Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are multiple bundles of leased properties under each Master Lease Agreement (other than the Corydon Lease) with each bundle containing approximately seven to twelve leased properties. All leased properties within a bundle have primary terms ranging from 10 to 15 years (the "Base Term"). At the option of the Company, all, but not less than all, of the leased properties in a bundle, may be extended for one five-year renewal term beyond the Base Term (the "First Renewal Term") at the then existing rental rate plus 2% per annum. At the option of the Company, all, but not less than all, of the leased properties in a bundle, may be extended for two additional five-year renewal terms beyond the First Renewal Term (together with the First Renewal Term, the "Renewal Term") at the then fair market value rental rate. The Base Term and Renewal Term of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Lease Agreements.

Rental Amounts

  Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. The Annual Base Rent (as defined in the Master Lease Agreements) for the twelve-month period commencing immediately following the Spin-off for the leased properties was approximately $222 million, with a 2% per annum escalator over the previous twelve-month period if certain lessee revenue parameters are obtained. During 1999, the Annual Base Rent was approximately $225 million. In addition, the Company is required to pay for
(i) all insurance required in connection with the leased properties and the business conducted on the leased properties, (ii) all taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas) and (iii) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The difference between the $18.9 million base monthly rent under the Master Lease Agreements and the reduced monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of the $18.9 million monthly base rent.

Use of the Leased Property

  The Master Lease Agreements require that the Company utilize the leased properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent (which consent may not be unreasonably withheld). The Company is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various healthcare regulations. The Company is obligated to operate continuously each leased property as a provider of healthcare services.

Events of Default

  An "Event of Default" will be deemed to have occurred under any Master Lease Agreement if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not to exceed 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days; the Company loses any required healthcare license, permit or approval; the Company fails to maintain insurance; the Company creates or allows to remain certain liens; a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased; certification for reimbursement under Medicare with respect to a participating facility is revoked; any breach of any material representation or warranty of the tenant; a tenant becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility; or a default under any guaranty of the lease or under certain indemnity agreements between the Company and Ventas.

  Except as noted below, upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies:
(i) after not less than ten (10) days' notice to the Company, terminate the Master Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity.

  If an Event of Default is caused by (i) the loss of any required healthcare license, permit or approval, (ii) a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs, or (iii) the tenant becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period, Ventas may, if it so desires, terminate the lease with respect to only the applicable facility that is the subject of the Event of Default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the applicable lease; provided, however, that upon the occurrence of the fifth Event of Default as set forth in this paragraph, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which the Event of Default emanated.

  Any remedies provided under the Master Lease Agreements currently are subject to the supervision of the Bankruptcy Court. See "--Proceedings under Chapter 11 of the Bankruptcy Code--Agreements with Ventas."

Maintenance, Modification and Capital Additions

  The Company is required to maintain the leased properties in good repair and condition, making all repairs, modifications and additions required by law, including any Capital Addition (as defined). The Company is required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a leased property (and any Capital Addition). The Company also is required to maintain all personal property at each of the leased properties in good order, condition and repair, as is necessary to operate the leased property in compliance with all applicable licensure and certification requirements, in compliance with all applicable legal requirements and insurance requirements and otherwise in accordance with customary practice in the industry. The Company may undertake any capital addition that materially adds to or improves a leased property (a "Capital Addition") without the consent of Ventas, subject to the Company delivering to Ventas the plans and specifications and the Company's compliance with customary construction requirements.

Insurance

  The Company is required to maintain liability, all risk property and workers' compensation insurance for the leased properties at a level at least comparable to those in place with respect to the leased properties prior to the Spin-off.

Environmental Matters

  The Master Lease Agreements provide that the Company will indemnify Ventas (and its officers, directors and stockholders) against any environmental claims (including penalties and clean up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time on or after the date of the Master Lease Agreements. The Company also will indemnify Ventas (and its officers, directors and stockholders) against any environmental claim (including penalties and clean up costs) resulting from any condition permitted to deteriorate on or after the date of the Master Lease Agreements. Ventas has agreed to indemnify the Company (and its officers, directors and stockholders) against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the date of the Master Lease Agreements.

Assignment and Subletting

  The Master Lease Agreements provide that the Company may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including upon a change of control (as defined in the Master Lease Agreements), without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee is a creditworthy entity with sufficient financial stability to satisfy its obligations under the Master Lease Agreement, has not less than four years experience in operating healthcare facilities, has a favorable business and operational reputation and character and agrees to comply with the use restrictions in the Master Lease Agreements. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. The Company may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

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

                        MANAGEMENT INFORMATION SYSTEMS

  The Company's information systems are centralized at its corporate headquarters. These information systems enable the Company to monitor information technology and other operational systems for each of its facilities. In addition, these systems allow the Company to analyze and manage the financial performance of each facility. In connection with its Year 2000 compliance program, the Company replaced its financial information system and replaced or remediated the patient accounting systems for the health services and hospital divisions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

  The Company's hospitals utilize VenTouch(TM), an internally developed electronic patient medical record system. VenTouch(TM) is a software application which allows nurses, physicians and other clinicians to manage clinical information utilized in the patient care delivery process. Among the features of VenTouch(TM) are on-line access and update of an electronic patient chart, an on-line trend analysis using electronic flowsheets and graphs, and remote access for authorized users. The system is designed to decrease administrative time, reduce paper and support the delivery of quality patient care. The Company intends to implement Ventouch(TM) in 13 additional hospitals in 2000 and continues to update and enhance existing facilities using VenTouch(TM).

  The Company's nursing centers currently use an internally developed application named Resident Care System ("RCS") for data entry of resident clinical information. RCS includes state-specific Minimum Data Set ("MDS") assessment forms, and is integrated with an internally developed resource utilization group tool. The combination of these applications allows for the timely and accurate electronic data transfer of MDS forms to HCFA in each state. During 2000, the Company intends to fully integrate RCS with the patient accounting system employed by the health services division.

  During 1997, the Company began the installation of a customized version of VenTouch(TM) in several of its nursing centers. During this pilot process, the Company determined that VenTouch(TM) did not support effectively the nursing center operational processes, especially in facilities with lower acuity patients. Accordingly, the Company determined in the fourth quarter of 1998 to remove VenTouch(TM) from these facilities in 1999 and continue to standardize the RCS application for all nursing centers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Unusual Transactions."

                            GOVERNMENTAL REGULATION

Medicare and Medicaid

  Medicare is a Federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under Medicare and Medicaid. A substantial portion of the Company's revenues are derived from patients covered by Medicare and Medicaid. See "--Health Services Division--Sources of Nursing Center Revenues" and "--Hospital Division--Sources of Hospital Revenues."

Health Services Division

  The health services division is subject to various Federal and state regulations. In particular, the development and operation of nursing centers and the provision of healthcare services are subject to Federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could affect adversely nursing center operations.

  The nursing centers managed and operated by the health services division are licensed either on an annual or bi-annual basis and certified annually for participation in Medicare and Medicaid programs through various regulatory agencies which determine compliance with Federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. Federal regulations under OBRA affect the survey process for nursing centers and the authority of state survey agencies and HCFA to impose sanctions on facilities based upon noncompliance with certain requirements. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs.

  The Company believes that substantially all of its nursing centers currently are in material compliance with applicable Medicare and Medicare conditions of participation. In the ordinary course of business, however, the nursing centers receive statements of deficiencies from regulatory agencies. In response, the health services division will implement plans of correction to address the alleged deficiencies. In most instances, the health services division and the regulatory agency will agree upon the plan of correction to bring the nursing center into compliance with regulatory requirements. In some cases or upon repeat violations, the regulatory agency may take a number of adverse actions against the nursing center. These adverse actions may include the imposition of fines, temporary suspension of admission of new patients to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center's license.

  The health services division also is subject to Federal and state laws which govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128(B)(b) of the Social Security Act ("Antikickback Amendments"). These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The health services division also is subject to additional antifraud and abuse provisions contained in the

Budget Act. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

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

  Certificate of Need and State Licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The stated objective of the CON process is to promote quality healthcare at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states have eliminated their CON programs and other states are considering alternatives to their CON programs. Of the 31 states in which the Company's nursing centers are located as of December 31, 1999, Alabama, Connecticut, Florida, Georgia, Kentucky, Louisiana, Maine, Massachusetts, Mississippi, Montana, Nebraska, Nevada, New Hampshire, North Carolina, Ohio, Oregon, Rhode Island, Tennessee, Vermont, Virginia, Washington and Wisconsin have CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of the health services division, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

  State licensing is a prerequisite to the operation of each nursing center and to participation in government programs. Once a nursing center becomes licensed and operational, it must continue to comply with Federal, state and local licensing requirements in addition to local building and life-safety codes. All of the nursing centers operated by the health services division have obtained the necessary licenses to conduct business.

Hospital Division

  The hospital division is subject to various Federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to comply with the various standards and requirements. Each hospital employs a person who is responsible for an on-going quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited if the hospital is accredited by JCAHO. As of December 31, 1999, all of the hospitals operated by the hospital division were certified as Medicare providers and 54 of such hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital's ability to receive payments from Medicare and Medicaid programs.

  Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS for acute care hospitals as a means of controlling healthcare costs. Under PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, it takes 60 days or more for PPS payments to be made. Thus, PPS creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term hospitals are excluded from PPS. Management believes that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for its long-term hospitals.

  The Social Security Amendments of 1983 excluded certain hospitals including general long-term hospitals from PPS. A general long-term hospital is defined as a hospital which has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by TEFRA. As discussed below, the Budget Act made significant changes to the TEFRA provisions.

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

  As of December 31, 1999, 54 of the hospitals operated by the Company were subject to TEFRA Target provisions. During 1999, one additional hospital became subject to TEFRA Target provisions. The reduction in TEFRA incentive payments had a material adverse effect on the hospital division's operating results in 1998 and 1999. These reductions, which began between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, are expected to have a material adverse impact on hospital revenues in the future and may impact adversely the Company's ability to develop additional long-term care hospitals. The Company's two acute care hospitals are subject to the prospective payment system.

  Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by the Company which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments which could result from audits of these cost reports.

  Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. Such review is subject to administrative and judicial appeal. Each of the hospitals operated by the hospital division employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. PRO denials have not had a material adverse effect on the hospital division's operating results.

  The Antikickback Amendments prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid. Sanctions for violating the Antikickback Amendments include criminal and civil penalties and exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the OIG specified certain Safe Harbors (as hereinafter defined) which describe conduct and business relationships permissible under the Antikickback Amendments. These Safe Harbor regulations have resulted in more aggressive enforcement of the Antikickback Amendments by HHS and the OIG.

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

  The Budget Act provided a number of new antifraud and abuse provisions. The Budget Act contains new civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in Federal healthcare programs for persons convicted of a prior healthcare offense.

  The pharmacy operations now within the hospital division are subject to regulation by the various states in which business is conducted as well as by the Federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 1999, all of the hospitals operated by the hospital division were accredited by JCAHO. The hospital division intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The hospital division does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on the hospital division's results of operations.

  State Regulatory Environment. The hospital division operates seven hospitals in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the hospital division's revenues and operating income. Accordingly, the hospital division's revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The hospital division also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois which contribute a significant portion of its revenues and operating income. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. The Company is unable to predict whether and in what form such legislation may be adopted. Moreover, the repeal of the Boren Amendment by the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels. Certain other states in which the hospital division operates hospitals require disclosure of specified financial information. The hospital division considers the regulatory environment, including but not limited to, any mandated rate setting, in evaluating its hospital operations.

  Certificates of Need and State Licensing. Some states (including Florida, Massachusetts and Tennessee) have amended their CON regulations to require CON approval prior to the conversion of a hospital from a general short-term facility to a general long-term facility. Of the 23 states in which its hospitals were located as of December 31, 1999, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, North Carolina, Tennessee, Virginia and Washington have CON programs. With one exception, the hospital division was not required to obtain a CON in connection with previous acquisitions due to the relatively low renovation costs and the absence of the need for additional licensed beds or changes in services. CONs may be required in connection with the future hospital or services expansion of the hospital division. There can be no assurance that the hospital division will be able to obtain the CONs necessary for any or all future projects. If the hospital division is unable to obtain the requisite CONs, its businesses could be affected adversely.

  State licensing of hospitals is a prerequisite to the operation of each hospital and to participation in government programs. Once a hospital becomes licensed and operational, it must continue to comply with Federal, state and local licensing requirements in addition to local building and life-safety codes. All of the hospitals operated by the hospital division have obtained the necessary licenses to conduct business.

Healthcare Reform

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to PPS during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  In November 1999, the Balanced Budget Refinement Act ("BBRA") was enacted to provide a measure of relief for some of the impact of PPS. The BBRA makes temporary adjustments in payments for the care of higher acuity patients, adjusts payment categories up by 4% for two years beginning in October 2000 and allows nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposes a two-year moritorium on certain therapy limitations for skilled nursing center patients. All of these measures will expire at the end of 2002.

  Including the effect of the BBRA, revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the hospitals operated by the hospital division. The reductions for payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues in 1999 and 1998. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement basis. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients though internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapies into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

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

                            ADDITIONAL INFORMATION

Employees

  As of December 31, 1999, the Company had approximately 39,400 full-time and 13,600 part-time and per diem employees. The Company has approximately 2,500 unionized employees under 25 collective bargaining agreements as of December 31, 1999.

Liability Insurance

  The Company's healthcare operations are insured by the Company's wholly owned captive insurance company, Cornerstone Insurance Company
("Cornerstone"). Cornerstone insures initial losses up to certain coverage levels. Coverages for losses in excess of those insured by Cornerstone are maintained through unrelated commercial insurance carriers.

  The Company believes that its insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that the Company will be able to maintain adequate levels of professional liability insurance coverage.

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

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Annual Report on Form 10-K. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to continue as a going concern; the delays or the inability to complete the Company's Plan of Reorganization; the ability of the Company to operate pursuant to the terms of the DIP Financing; the ability of the Company to operate successfully under the Chapter 11 Cases; risks associated with operating a business in Chapter 11; adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings; adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to attract patients given its current financial position; the ability of the Company to attract and retain key executives and other personnel; the effects of healthcare reform and legislation on the Company's business strategy and operations; the Company's ability to control costs, including labor costs, in response to PPS; adverse developments with respect to the Company's settlement discussions with the DOJ concerning ongoing investigations; and the dramatic increase in the costs of defending and insuring against alleged patient care liability claims. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments. Many of these factors are beyond the control of the Company and its management. See "--Proceedings under Chapter 11 of the Bankruptcy Code."

Risks Associated with Potential Defaults under the DIP Financing

  If the Company is unable to comply with the covenants contained in the DIP Financing or is unable to obtain a waiver of any potential covenant violation, a number of serious financial and operational difficulties may occur, including the following: (i) the Company's liquidity may be inadequate; (ii) the Company may be unable to make the required payments under the Master Lease Agreements as required by the Stipulation; (iii) the Company may be unable to repay amounts currently owed to third party payors including the Medicare program; (iv) the Company may be unable to invest adequate capital in its business to maintain its current facilities; (v) the focus of the Company's senior management may be diverted from operational matters; (vi) the Company may be unable to attract and retain key executives and other personnel; (vii) the Company may experience a reduction in the census at its nursing centers and hospitals if patients and referral sources become concerned about the Company's ability to provide quality care, and (viii) suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on shortened payment or cash terms. These difficulties, if they were to occur, would have a material adverse effect on the Company's liquidity, financial position and results of operations. See "-- Proceedings under Chapter 11 of the Bankruptcy Code" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Substantial Leverage and Ability to Meet Debt Service and Rent Requirements

  The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of principal and interest on outstanding indebtedness as well as rents related to its leased properties. During the pendency of the Chapter 11 Cases, the Company is not paying principal and interest on its Credit Agreement or the 1998 Notes. In accordance with the Stipulation, the Company is obligated to make monthly lease payments under the Master Lease Agreements of approximately $15.1 million. Under the HCFA Agreement, the Company is making monthly payments of approximately $2.0 million to HCFA through March 2004.

  The ability of the Company to service its financial obligations, in addition to its ability to comply with the financial and restrictive covenants contained in the DIP Financing, is dependent upon, among other things, its future performance which is subject to financial, economic, competitive, regulatory and other factors, including obtaining a sustainable capital structure. Many of these factors are beyond the Company's control. If the Company is unable to generate sufficient funds to meet its obligations, the Company may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional equity. There is no assurance that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. The Company's high degree of leverage and related financial covenants also could have a material adverse effect on its ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes), make material capital expenditures or acquisitions, obtain future financing or take advantage of business opportunities that may arise. In addition, a downturn in general economic conditions or in its businesses could have a material adverse effect on the Company's ability to meet its obligations or to conduct its businesses in the ordinary course. See "--Proceedings under Chapter 11 of the Bankruptcy Code" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Potential Consequences of Failing to Pay Rent under Master Lease Agreements

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for a one-month period unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. If the parties are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay the rent due or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court. See "--Proceedings under Chapter 11 of the Bankruptcy Code" and "--Master Lease Agreements--Events of Default."

Healthcare Industry Risks

 Dependence on Reimbursement Process; Medicare and Medicaid as Material Sources of Revenues

  The Company derives a substantial portion of its revenues from third-party payors, including the Medicare and Medicaid programs. In 1999, the Company derived approximately two-thirds of its total revenues from the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act is reducing the projected increase in Medicare payments over the next five years and made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. Net revenue realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Payors may disallow in whole or in part requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its interpretation of the applicable reimbursement rules and regulations. In the hospital division, the Company has filed numerous collection actions against insurers under Medicare supplement insurance policies to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and certain Federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. See "Legal Proceedings." There can be no assurances that adequate reimbursement levels will continue to be available for the services provided by the Company which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

 Extensive Regulation

  In the ordinary course of its business, the Company is subject regularly to inquiries, investigations and audits by Federal and state agencies that oversee the Healthcare Regulations (as defined). The Company is currently the subject of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in its hospitals and nursing centers. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Company's Chapter 11 Cases. See "Legal Proceedings."

  The extensive Federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, services and prices for services (collectively, the "Healthcare Regulations"). In particular, the Antikickback Amendments prohibit certain business practices and relationships that might affect the provisions and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

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

  The Health Insurance Portability and Accountability Act of 1997, which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. (S)1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed under Federal programs.

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

  Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. CONs, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company operates nursing centers in 22 states and hospitals in 11 states that require state approval for the expansion of its facilities and services under CON programs. There can be no assurance that the Company will be able to obtain a CON for any or all future projects. If the Company is unable to obtain the requisite CON, its growth and business could be affected adversely.

  The Company believes that the regulatory environment surrounding the long-term care industry has intensified, particularly on large for-profit, multi-facility providers. The Federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions can have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company vigorously contests such sanctions, and in several cases has obtained injunctions against such sanctions. While the Company generally has been successful to date in contesting such sanctions, these cases involve significant legal expense and the time of management.

  The Company is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations or the intensity of Federal and state enforcement actions. Changes in the regulatory framework and sanctions from various enforcement actions could have a material adverse effect on the Company's liquidity, financial condition and results of operations. See "--Governmental Regulation."

 Healthcare Reform

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to PPS during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  In November 1999, the BBRA was enacted to provide a measure of relief for some of the impact of PPS. The BBRA makes temporary adjustments in payments for the care of higher acuity patients, adjusts payment categories up by 4% for two years beginning in October 2000 and allows nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposes a two-year moratorium on certain therapy limitations for skilled nursing center patients. All of these measures will expire at the end of 2002.

  Including the effect of the BBRA, revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998 with respect to the hospitals operated by the hospital division. The reductions for payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues in 1999 and 1998. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement basis. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients though internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapies into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

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

 Risks Relating to State Regulation

  The Company operates seven hospitals in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospital division. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida's rate setting laws or other cost containment efforts. The Company also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income from its hospitals. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. Moreover, the repeal of the Boren Amendment by the Budget Act provides the states' with greater flexibility to reduce their Medicaid reimbursement levels. The Company is unable to predict whether and in what form such legislation will be adopted. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

 Highly Competitive Industry

  The long-term healthcare services industry is highly competitive. The Company's nursing centers compete on a local and regional basis with other nursing centers. Some facilities operated by the Company's competitors are located in newer facilities and offer services not provided by the Company or are operated by entities having greater financial and other resources than the Company. The Company's hospitals face competition from general acute care hospitals and long-term care hospitals which provide services comparable to those offered by the Company's hospitals. Many general acute care hospitals are larger and more established than the Company's hospitals. The Company may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The Company's facilities generally operate in communities that also are served by similar facilities operated by its competitors. Certain of the Company's competitors are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company. The Company's facilities compete based on factors such as its reputation for quality care; the commitment and expertise of its staff and physicians; the quality and comprehensiveness of its treatment programs; charges for services; and the physical appearance, location and condition of its facilities. The Company also competes with other companies in providing rehabilitation therapy services and institutional pharmacy services. Many of these competing companies have greater financial and other resources than the Company. There can be no assurance that increased competition in the future will not adversely affect the Company's financial condition and results of operations.

Year 2000 Issue

  Management's analysis of and conclusions with respect to Year 2000 ("Y2K") issues affecting the Company are based on information currently available and its experience to date. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that additional costs to remediate the Y2K issues will not be needed. While the Company believes it has substantially completed its Y2K program, there is no certainty that additional issues and costs related thereto may not arise in the future. Although the Company is continuing to monitor the Medicare and Medicaid programs and other third-party payors for Y2K compliance, there can be no guarantee that the unforeseen failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, liquidity and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

Item 2. Properties

  For information concerning the nursing centers and hospitals operated by the Company, see "Business--Health Services Division--Nursing Center Facilities," "Business--Hospital Division--Hospital Facilities," and "Business--Master Lease Agreements." The Company believes that its facilities are adequate for the Company's future needs in such locations.

  In December 1998, the Company purchased an approximately 287,000 square foot building located in Louisville, Kentucky as its corporate headquarters to consolidate corporate employees from several locations. The Company relocated all of its corporate employees to its corporate headquarters during 1999.

Item 3. Legal Proceedings

  Summary descriptions of various significant legal and regulatory activities follow:

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327
(MFW), Chapter 11, Jointly Administered. See "Business--Proceedings under Chapter 11 of the Bankruptcy Code" for further discussion of the Chapter 11 Cases.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings. The Company is defending the action vigorously.

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and Federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations and liquidity would be materially adversely affected.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain current and former executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's Common Stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Common Stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the Company filed a motion to dismiss the case. The court converted the Company's motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit. The Company is defending this action vigorously.

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

  A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling. The Company is defending this action vigorously.

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. The Company has not determined the effect, if any, such filing will have on the Company's financial condition, results of operations or liquidity. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims are stayed.

  The Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations include some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company had agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Company has cooperated fully in the investigations.

  The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active settlement discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. Such a resolution with the DOJ could include a payment to the Federal government which could have a material adverse effect on the Company's liquidity and financial position. However, there can be no assurance that a settlement or other resolution will be consummated with the DOJ.

  The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts have ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.

    (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ and Vencor and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company has received several grand jury subpoenas for documents and witnesses which it has moved to quash.

    (b) The Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

    (c) Ventas and the Company's subsidiary, Vencare, Inc. ("Vencare"), among others, are defendants in the action styled United States ex rel. Roberts
  v. Vencor, Inc., et al., No. 3:97CV-349-J, filed in the United States District Court for the Western District of Kansas on June 25, 1996 and consolidated with the action styled United States of America ex rel. Meharg, et al. v. Vencor, Inc., et al., No. 3:98SC-737-H, filed in the United States District Court for the Middle District of Florida on June 4, 1998. The complaint alleges that the defendants knowingly submitted and conspired to submit false claims and statements to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing center residents. The defendants allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of their therapists. It is further alleged that the defendants presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing centers with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Antikickback Amendments and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Antikickback Amendments. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Antikickback Amendments. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

    (e) The Company and/or Ventas are defendants in the action styled United States ex rel. Huff and Dolan v. Vencor, Inc., et al., No. 97-4358 AHM
  (Mcx), filed in the United States District Court for the Central District of California on June 13, 1997. The plaintiff alleges that the defendant violated the Federal Civil False Claims Act by submitting false claims to the Medicare, Medicaid and CHAMPUS programs by allegedly: (1) falsifying patient bills and submitting the bills to the Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) falsifying patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. Defendants dispute the allegations in the complaint. The Company, on behalf of itself and Ventas, intends to defend this action vigorously.

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (1) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy;
  (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (3) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the Antikickback Amendments and the Stark Provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The Company, on behalf of Ventas, intends to defend the action vigorously.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States of America intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in defendants' nursing centers and for third party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint and intend to defend this action vigorously.

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapist to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

    (i) In United States ex rel. George Mitchell, et al. v. Vencor, Inc., et al., filed in the United States District Court for the Southern District of Ohio on August 13, 1999, the defendants, consisting of the Company and its two subsidiaries, Vencare and Vencor Hospice, Inc., are alleged to have violated the Federal Civil False Claims Act by obtaining improper reimbursement from Medicare concerning the treatment of hospice patients. Defendants are alleged to have obtained inflated Medicare reimbursement for admitting, treating and/or failing to discharge in a timely manner hospice patients who were not "hospice appropriate." The complaint further alleges that the defendants obtained inflated reimbursement for providing medications for these hospice patients. The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations in the complaint and intends to defend vigorously the action.

    (j) In Gary Graham, on Behalf of the United States of America v. Vencor Operating, Inc. et. al., filed in the United States District Court for the Southern District of Florida on or about June 8, 1999, the defendants, including the Company, its subsidiary, Vencor Operating, Inc., Ventas, Hillhaven and Medisave, are alleged to have presented or caused to be presented false or fraudulent claims for payment to the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint alleges that Medisave, a subsidiary of the Company which was transferred from Ventas to the Company in the Spin-off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other Federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendant allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

  In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, HCFA or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of the Company's management and may have a disruptive effect upon the Company's operations.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                         MARKET PRICE FOR COMMON STOCK
                             AND DIVIDEND HISTORY

  The Common Stock of the Company began trading on the OTC Bulletin Board under the symbol "VCRI" on June 10, 1999. The Common Stock traded on the New York Stock Exchange (NYSE) under the ticker symbol of "VC" immediately following the Spin-off through June 7, 1999. The Company believes that it has approximately 50,000 stockholders based on the number of record holders of Common Stock and an estimate of the number of individual participants represented by security position listings. The prices in the table below, for the calendar quarters indicated, represent the high and low sales prices for the Common Stock as reported by the OTC Bulletin Board and the NYSE Composite Tape, as the case may be, since the Spin-off. No cash dividends have been paid on the Common Stock during such period.

  Dividends cannot be declared on the Company's stock under the terms of the DIP Financing.

                                                                 Sales Price of
                                                                  Common Stock
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
1998
----
May 1, 1998 through June 30, 1998............................... $ 12.88 $ 6.56
Third Quarter...................................................    7.25   2.94
Fourth Quarter..................................................    5.75   3.50

1999
----
First Quarter................................................... $  5.00 $ 0.81
Second Quarter..................................................    1.13   0.13
Third Quarter...................................................    0.26   0.06
Fourth Quarter..................................................    0.27   0.07

Item 6. Selected Financial Data

                                  VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
          (In thousands, except for per share amounts and statistics)

                             1999        1998        1997        1996        1995
                          ----------  ----------  ----------  ----------  ----------
Statement of Operations
 Data:
Revenues................  $2,665,641  $2,999,739  $3,116,004  $2,577,783  $2,323,956
                          ----------  ----------  ----------  ----------  ----------
Salaries, wages and
 benefits...............   1,566,227   1,753,023   1,788,053   1,490,938   1,360,018
Supplies................     347,789     340,053     347,127     303,463     270,702
Rent....................     305,120     234,144      89,474      77,795      79,476
Other operating
 expenses...............     942,198     942,391     446,340     489,155     444,444
Depreciation and
 amortization...........      93,196     124,617     123,865      99,533      89,478
Interest expense........      80,442     107,008     102,736      45,922      60,918
Investment income.......      (5,188)     (4,688)     (6,057)    (12,203)    (13,444)
                          ----------  ----------  ----------  ----------  ----------
                           3,329,784   3,496,548   2,891,538   2,494,603   2,291,592
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 reorganization costs
 and income taxes.......    (664,143)   (496,809)    224,466      83,180      32,364
Reorganization costs....      18,606           -           -           -           -
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes...........    (682,749)   (496,809)    224,466      83,180      32,364
Provision for income
 taxes..................         500      76,099      89,338      35,175      24,001
                          ----------  ----------  ----------  ----------  ----------
Income (loss) from
 operations.............    (683,249)   (572,908)    135,128      48,005       8,363
Cumulative effect of
 change in accounting
 for start-up costs.....      (8,923)          -           -           -           -
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....           -     (77,937)     (4,195)          -     (23,252)
                          ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $ (692,172) $ (650,845) $  130,933  $   48,005  $  (14,889)
                          ==========  ==========  ==========  ==========  ==========
Earnings (loss) per
 common share:
Basic:
 Income (loss) from
  operations............  $    (9.72) $    (8.39) $     1.96  $     0.69  $     0.22
 Cumulative effect of
  change in accounting
  for start-up costs....       (0.13)          -           -           -           -
 Extraordinary loss on
  extinguishment of
  debt..................           -       (1.14)      (0.06)          -       (0.38)
                          ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $    (9.85) $    (9.53) $     1.90  $     0.69  $    (0.16)
                          ==========  ==========  ==========  ==========  ==========
Diluted:
 Income (loss) from
  operations............  $    (9.72) $    (8.39) $     1.92  $     0.68  $     0.29
 Cumulative effect of
  change in accounting
  for start-up costs....       (0.13)          -           -           -           -
 Extraordinary loss on
  extinguishment of
  debt..................           -       (1.14)      (0.06)          -       (0.32)
                          ----------  ----------  ----------  ----------  ----------
 Net income (loss)......  $    (9.85) $    (9.53) $     1.86  $     0.68  $    (0.03)
                          ==========  ==========  ==========  ==========  ==========
Shares used in computing
 earnings (loss) per
 common share:
 Basic..................      70,406      68,343      68,938      69,704      61,196
 Diluted................      70,406      68,343      70,359      70,702      71,967
Financial Position:
Working capital
 (deficit)..............  $  195,011  $ (682,569) $  431,113  $  316,615  $  229,536
Assets..................   1,235,974   1,774,372   3,334,739   1,968,856   1,912,454
Long-term debt..........           -       6,600   1,919,624     710,507     778,100
Long-term debt in
 default classified as
 current................           -     760,885           -           -           -
Liabilities subject to
 compromise.............   1,159,417           -           -           -           -
Stockholders' equity
 (deficit)..............    (378,309)    313,245     905,350     797,091     772,064
Operating Data:
Number of nursing
 centers................         295         291         309         313         311
Number of nursing center
 licensed beds..........      38,573      38,362      40,383      39,619      39,480
Number of nursing center
 patient days...........  11,656,439  11,939,266  12,622,238  12,566,763  12,569,600
Nursing center occupancy
 %......................        86.8        87.3        90.5        91.9        92.2
Number of hospitals.....          56          57          60          38          36
Number of hospital
 licensed beds..........       4,931       4,979       5,273       3,325       3,263
Number of hospital
 patient days...........     982,301     947,488     767,810     586,144     489,612
Hospital occupancy %....        56.9        54.0        52.9        53.7        47.6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Selected Financial Data in Item 6 and the consolidated financial statements included herein set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis.

  As discussed in the Notes to the Consolidated Financial Statements, the Company realigned its Vencare ancillary services business in the fourth quarter of 1999. Vencare's rehabilitation, speech and occupational therapies were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. Financial and operating data presented in Item 6 and the following discussion and analysis reflect the realignment of the former Vencare businesses for all periods presented.

  The consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein.

General

  The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 1999, the Company's health services division operated 295 nursing centers (38,573 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,931 licensed beds) in 23 states and an institutional pharmacy business.

  Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the Plan of Reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The Plan of Reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements.

  Spin-off. On May 1, 1998, Ventas completed the Spin-off through the distribution of Vencor Common Stock to its stockholders. Ventas retained ownership of substantially all of its real property and leases such real property to Vencor pursuant to the Master Lease Agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

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

  Transitional Merger. On June 24, 1997, the Company acquired approximately 95% of the outstanding common stock of Transitional through a cash tender offer, after which time the operations of Transitional were consolidated with those of the Company in accordance with the purchase method of accounting. On August 26, 1997, the Transitional Merger was completed. At the time of the Transitional Merger, Transitional operated 19 long-term acute care hospitals and provided respiratory therapy management services. Annualized revenues approximated $350 million. In addition, Transitional owned a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation ("BHC"), an operator of psychiatric and behavioral clinics. See Note 5 of the Notes to Consolidated Financial Statements for a description of the Transitional Merger.

Results of Operations

  A summary of key operating data follows (dollars in thousands):

                                                Year Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Revenues:
Health services division:
 Nursing centers........................  $ 1,594,244  $ 1,667,343  $ 1,766,403
 Rehabilitation services................      195,731      264,574      230,525
 Other ancillary services...............       43,527      168,165      244,303
 Elimination............................     (128,267)    (124,500)     (65,911)
                                          -----------  -----------  -----------
                                            1,705,235    1,975,582    2,175,320
Hospital division:
 Hospitals..............................      850,548      919,847      785,829
 Pharmacy...............................      171,493      149,991      167,643
                                          -----------  -----------  -----------
                                            1,022,041    1,069,838      953,472
Atria...................................            -            -       31,199
                                          -----------  -----------  -----------
                                            2,727,276    3,045,420    3,159,991
Elimination of pharmacy charges to
 Company nursing centers................      (61,635)     (45,681)     (43,987)
                                          -----------  -----------  -----------
                                          $ 2,665,641  $ 2,999,739  $ 3,116,004
                                          ===========  ===========  ===========
Income (loss) from operations:
Operating income (loss):
 Health services division:
 Nursing centers........................  $   185,764  $   216,575  $   242,889
 Rehabilitation services................        3,233       18,594       47,683
 Other ancillary services...............        4,166       30,183       39,653
                                          -----------  -----------  -----------
                                              193,163      265,352      330,225
 Hospital division:
 Hospitals..............................      136,903      248,983      237,445
 Pharmacy...............................          719       15,327       27,209
                                          -----------  -----------  -----------
                                              137,622      264,310      264,654
 Atria..................................            -            -        9,945
 Corporate overhead.....................     (108,940)    (126,265)     (84,173)
 Unusual transactions...................     (412,418)    (439,125)      13,833
 Reorganization costs...................      (18,606)           -            -
                                          -----------  -----------  -----------
  Operating income (loss)...............     (209,179)     (35,728)     534,484
Rent....................................     (305,120)    (234,144)     (89,474)
Depreciation and amortization...........      (93,196)    (124,617)    (123,865)
Interest, net...........................      (75,254)    (102,320)     (96,679)
                                          -----------  -----------  -----------
Income (loss) before income taxes.......     (682,749)    (496,809)     224,466
Provision for income taxes..............          500       76,099       89,338
                                          -----------  -----------  -----------
                                          $  (683,249) $  (572,908) $   135,128
                                          ===========  ===========  ===========
Nursing center data:
Revenue mix %:
 Medicare...............................         26.1         29.3         32.1
 Medicaid...............................         48.7         44.7         42.9
 Private and other......................         25.2         26.0         25.0
Patient days:
 Medicare...............................    1,436,288    1,498,968    1,610,470
 Medicaid...............................    7,718,963    7,746,401    8,152,503
 Private and other......................    2,501,188    2,693,897    2,859,265
                                          -----------  -----------  -----------
                                           11,656,439   11,939,266   12,622,238
                                          ===========  ===========  ===========
Average daily census....................       31,935       32,710       34,581
Occupancy %.............................         86.8         87.3         90.5
Hospital data:
Revenue mix %:
 Medicare...............................         58.3         58.5         63.0
 Medicaid...............................         10.5          9.7          8.1
 Private and other......................         31.2         31.8         28.9
Patient days:
 Medicare...............................      669,976      647,283      520,144
 Medicaid...............................      119,849      121,538       96,490
 Private and other......................      192,476      178,667      151,176
                                          -----------  -----------  -----------
                                              982,301      947,488      767,810
                                          ===========  ===========  ===========
Average daily census....................        2,691        2,596        2,104
Occupancy %.............................         56.9         54.0         52.9

Regulatory Changes

  Legislative and regulatory activities in the long-term healthcare industry have had a significant negative impact on the Company's operating results for 1999 and 1998.

  The Budget Act, enacted in August 1997, contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over the next five years. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

  The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to PPS during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

  In November 1999, the BBRA was enacted to provide a measure of relief for some of the impact of PPS. The BBRA makes temporary adjustments in payments for the care of higher acuity patients, adjusts payment categories up by 4% for two years beginning in October 2000 and allows nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposes a two-year moritorium on certain therapy limitations for skilled nursing center patients. All of these measure will expire at the end of 2002.

  Including the effect of the BBRA, revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. These reductions, most of which became effective in 1998, have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients though internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapies into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued.

  There also continues to be state legislative proposals that would impose increased limitations on government and private payments to providers of healthcare services such as the Company. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are a number of legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers. Moreover, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce their Medicaid reimbursement levels.

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

Health Services Division--Nursing Centers

  Revenues declined 4% in 1999 to $1.59 billion and 6% in 1998 to $1.67 billion. The declines in both periods were primarily attributable to lower Medicare reimbursement under PPS, the disposition of certain nursing centers and, in 1998, reductions in same-store patient days.

  As previously discussed, all of the Company's nursing centers adopted PPS on July 1, 1998, resulting in substantially less reimbursement to the Company's nursing centers. Medicare revenues per patient day were $290 in 1999, $326 in 1998 and $352 in 1997. Lower average reimbursement rates in 1999 resulted from a full-year effect of PPS and a slight decline in the average acuity level of the Company's nursing center Medicare patients.

  The number of facilities operated by the health services division has declined from 309 at December 31, 1997 to 295 at the end of 1999. Revenues in 1999 and 1998 were reduced by approximately $35 million and $70 million, respectively, as a result of lower capacity.

  Same-store patient days were relatively unchanged for 1999 compared to 1998. Management believes that the Chapter 11 Cases have had little, if any, impact on nursing center patient days in the fourth quarter of 1999. During 1998, same-store patient days declined 3% compared to the prior year. Management believes that the decline in 1998 was primarily attributable to the Company's former strategy of lowering Medicaid utilization to improve patient mix. This strategy adversely impacted the nursing centers' relationship with many of its primary patient referral sources. In addition, this strategy also resulted in significant regulatory compliance actions against the Company and general negative publicity. The Company discontinued this practice in April 1998.

  Nursing center operating income in 1999 totaled $186 million, compared to $217 million in 1998 and $243 million in 1997. The declines in both periods were primarily attributable to reductions in Medicare reimbursement under PPS and, in 1998, a decline in same-store census. While the Company achieved some operational efficiencies in 1999 in response to PPS, expenses related to professional liability risks and doubtful accounts increased substantially (including the adjustments recorded in the fourth quarter of 1999). Professional liability costs aggregated $28 million in 1999 compared to $14 million in 1998 and $10 million in 1997. Costs for doubtful accounts rose in 1999 to $51 million compared to $17 million in 1998 and $12 million in 1997. Operating results for 1997 include a fourth quarter charge of $7.3 million of additional provisions for doubtful accounts related to the former TheraTx nursing centers to adjust the initial purchase price allocation.

  In response to reductions in reimbursement under PPS, the Company has initiated programs to provide quality patient care more efficiently. However, management believes that PPS rates do not adequately cover the costs of providing care to higher acuity patients. To the extent that average patient acuity increases or is higher than other nursing centers, the Company's operating results may be impacted adversely under PPS in the future.

Health Services Division--Rehabilitation Services

  Revenues declined 26% in 1999 to $196 million and increased 15% in 1998 to $265 million. Revenue declines in 1999 (and the second half of 1998) were primarily attributable to reduced customer demand for these services in response to fixed reimbursement rates under PPS. Under PPS, the reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including the Company's nursing centers) have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

  Rehabilitation services reported operating income of $3 million in 1999 compared to $19 million in 1998 and $48 million in 1997. Reductions in operating income in both 1999 and 1998 reflect the significant decline in customer demand resulting from PPS. Operating results in 1999 also were negatively impacted as a result of a $26 million increase in the provision for doubtful accounts. Operating results in 1998 include the effect of approximately $12 million of charges recorded in the fourth quarter related to third-party reimbursements. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline in 2000.

Health Services Division--Other Ancillary Services

  Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the Vencare realignment in the fourth quarter of 1999. See Note 3 of the Notes to Consolidated Financial Statements for a description of the Vencare realignment.

Hospital Division--Hospitals

  Revenues declined 8% in 1999 to $851 million and increased 17% in 1998 to $920 million. The previously discussed provisions of the Budget Act reduced 1998 revenues by approximately $25 million and 1999 revenues by an additional $15 million. In addition, revenues in 1999 were reduced by certain adjustments, including approximately $60 million recorded in the fourth quarter related to changes in estimates of amounts due from third parties. The Company also recorded a provision for loss in the fourth quarter of 1999 of approximately $19 million related to disputed amounts due to the Company's hospitals by various issuers of Medicare supplement insurance policies. The full-year effect of the Transitional Merger increased 1998 revenues by approximately $119 million.

  Medicare revenues recorded by the Company's hospitals include reimbursement for expenses related to certain costs associated with hospital-based ancillary services previously provided by the Vencare division to its nursing center customers. As part of its ongoing investigations, the DOJ has objected to including such costs on the Medicare costs reported filed by the Company's hospitals. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in both 1998 and 1997. In connection with the continuing settlement discussions with the DOJ, the Company has agreed to discontinue recording such revenues and will exclude such costs from its Medicare cost reports beginning September 1, 1999.

  Same-store patient days grew 4% in 1999 compared to 1998. Management believes that the Chapter 11 Cases have had little, if any, impact on hospital patient days in the fourth quarter of 1999. During 1998, same-store patient days rose 5% compared to 1997.

  Hospital operating income declined 45% in 1999 to $137 million and increased 5% in 1998 to $249 million. The decline in 1999 operating income was primarily attributable to reductions in Medicare reimbursement and the impact of the previously discussed adjustments recorded in the fourth quarter of 1999. Operating income in 1998 rose $22 million as a result of the full-year effect of the Transitional Merger.

Hospital Division--Pharmacy

  Revenues increased 14% in 1999 to $171 million and declined 11% in 1998 to $150 million. The increase in 1999 resulted primarily from price increases to Company-operated nursing centers and growth in the number of nursing center customers.

  The Company's pharmacies reported operating income of $719,000 in 1999 compared to $15 million in 1998 and $27 million in 1997. Operating income in 1999 includes an increase in the provision for doubtful accounts totaling $11 million compared to the prior year. Operating results in 1998 include the effect of approximately $8 million of charges recorded in the fourth quarter related to accounts receivable. Management believes that the decline in operating income in 1999 also was attributable to pricing pressures associated with PPS for external customers.

Corporate Overhead

  Operating income for the Company's operating divisions excludes allocations of corporate overhead. These costs aggregated $109 million, $126 million and $84 million during each of the last three years, respectively. The substantial increase in corporate overhead during 1998 was primarily attributable to the increased information systems spending necessary to strategically support each of the Company's businesses, to increase future operating efficiencies and to address Y2K issues. See "--Year 2000." Assimilation and support services related to the TheraTx Merger and the Transitional Merger also contributed to the increase in overhead in 1998. As a percentage of revenues (before eliminations), corporate overhead totaled 4.0% in 1999, 4.1% in 1998 and 2.7% in 1997.

Unusual Transactions

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded. See Note 8 of the Notes to Consolidated Financial Statements.

1999

  The following table summarizes the pretax impact of unusual transactions recorded during 1999 (in millions):

                                                    Quarters
                                            -------------------------
                                            First Second Third Fourth   Year
                                            ----- ------ ----- ------  ------
   (Income)/expense
   Asset valuation losses:
     Long-lived asset impairment...........                    $330.4  $330.4
     Investment in BHC.....................       $15.2                  15.2
   Cancellation of software development
    project................................         5.6                   5.6
   Realignment of Vencare division.........                      56.3    56.3
   Retirement plan curtailment.............                       7.3     7.3
   Corporate properties....................                      (2.4)   (2.4)
                                             ---  -----   ---  ------  ------
                                             $ -  $20.8   $ -  $391.6  $412.4
                                             ===  =====   ===  ======  ======

  Long-lived asset impairment--SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

  Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which the Company valued its long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on the Company's operating results and are expected to impact negatively its operations in the future. In connection with continuing discussions with the DOJ, the Company has agreed to exclude certain expenses from its hospital Medicare cost reports beginning September 1, 1999 for which the Company had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in both 1998 and 1997. In addition, as more fully described in Note 9 of the Notes to Consolidated Financial

Statements, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. The Company also reviewed the expected impact of the BBRA enacted in November 1999 (which provided a measure of relief for some impact of the Budget Act) and the realignment of the Vencare ancillary services business completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of the Company's long-lived assets may be impaired.

  In accordance with SFAS 121, management estimated the future undiscounted cash flows for each of its facilities and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 71 nursing centers and 21 hospitals to their respective estimated fair values. The determination of the fair values of the impaired facilities was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                             Property
                                                  Goodwill and Equipment Total
                                                  -------- ------------- ------
   Health services division......................  $ 18.3     $ 37.7     $ 56.0
   Hospital division.............................   198.9       75.5      274.4
                                                   ------     ------     ------
                                                   $217.2     $113.2     $330.4
                                                   ======     ======     ======

  Effective January 1, 2000, the Company will adopt an amortization period of 20 years from the date of acquisition for goodwill. This change will increase amortization expense by approximately $5 million in 2000. The write-off of goodwill discussed above (assuming no change in amortization period) will reduce amortization expense by approximately $6 million in 2000.

  Investment in BHC--In connection with the Transitional Merger, the Company acquired a 44% voting equity interest (61% equity interest) in BHC. In the second quarter of 1999, the Company wrote off its remaining investment in BHC aggregating $15.2 million as a result of deteriorating financial performance. See the discussion of unusual transactions recorded in 1998 for further information related to the Company's investment in BHC.

  Cancellation of software development project--In the second quarter of 1999, the Company canceled a nursing center software development project and charged previously capitalized costs to operations.

  Realignment of Vencare division--As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company realigned the Vencare ancillary services division in the fourth quarter of 1999. As a result, the Company recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

  Retirement plan curtailment--In December 1999, the Board of Directors approved the curtailment of benefits under the Company's supplemental executive retirement plan, resulting in an actuarially determined charge of $7.3 million. Under the terms of the curtailment, plan benefits were vested for each eligible participant through December 31, 1999 and the accrual of future benefits under the plan was substantially eliminated. The Board of Directors also deferred the time at which certain benefits would be paid by the Company. See "Executive Compensation--Supplemental Executive Retirement Plan."

  Corporate properties--During 1999, the Company adjusted estimated property loss provisions recorded in the fourth quarter of 1998, resulting in a pretax credit of $2.4 million.

1998

  The following table summarizes the pretax impact of unusual transactions recorded during 1998 (in millions):

                                                  Quarters
                                         ---------------------------
                                         First Second Third   Fourth   Year
                                         ----- ------ ------  ------  -------
   (Income)/expense
   Asset valuation losses:
     Long-lived asset impairment........                      $307.8  $ 307.8
     Investment in BHC..................              $  8.5    43.1     51.6
     Wisconsin nursing center...........                        27.5     27.5
     Corporate properties...............       $ 8.8     2.9    15.1     26.8
     Acquired entities..................                        13.5     13.5
   Gain on sale of investments..........               (98.5)  (13.0)  (111.5)
   Losses from termination of
    construction projects...............                71.3             71.3
   Spin-off transaction costs........... $7.7    9.6                     17.3
   Write-off of clinical information
    systems.............................                        10.1     10.1
   Doubtful accounts related to sold
    operations..........................                 9.6              9.6
   Settlement of litigation.............                         7.8      7.8
   Loss on sale and closure of home
    health and hospice businesses.......         7.3                      7.3
                                         ----  -----  ------  ------  -------
                                         $7.7  $25.7  $ (6.2) $411.9  $ 439.1
                                         ====  =====  ======  ======  =======

  Long-lived asset impairment--As previously discussed, all of the Company's nursing centers became subject to PPS effective July 1, 1998. The revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. These reductions, most of which became effective in 1998, had a material adverse impact on hospital revenues in 1998 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  The Company provided ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry became subject to PPS on or after January 1, 1999, management believed that its ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into ancillary service contracts while transitioning to the new fixed payment system under PPS. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believed that the decline in demand for its Vencare services in 1998, particularly respiratory therapy and rehabilitation therapy, was mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under these rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the Company's ancillary services businesses in 1998.

  These significant regulatory changes and the impact of such changes on the Company's operating results in the third and fourth quarters of 1998 served as an indication to management that the carrying values of the assets of its nursing center and hospital facilities, as well as certain portions of its ancillary services business, may be impaired.

  In accordance with SFAS 121, management estimated the future undiscounted cash flows for each of its facilities and ancillary services lines of business and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 110 nursing centers, 12 hospitals and a portion of the goodwill associated with its rehabilitation therapy business to their respective estimated fair values. The determination of the fair values of the impaired facilities and rehabilitation therapy business was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                            Property and
                                                   Goodwill  Equipment   Total
                                                   -------- ------------ ------
   Health services division:
     Nursing centers..............................  $ 27.7     $ 71.6    $ 99.3
     Ancillary services...........................    99.2        0.2      99.4
   Hospital division..............................    74.4       34.7     109.1
                                                    ------     ------    ------
                                                    $201.3     $106.5    $307.8
                                                    ======     ======    ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the rehabilitation therapy business acquired as part of the TheraTx Merger was reduced from forty years to seven years, effective October 1, 1998. Management believed that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period was deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with the rehabilitation therapy business. See Note 8 of the Notes to Consolidated Financial Statements.

  Investment in BHC--Subsequent to the Transitional Merger, the Company had been unsuccessful in its attempts to sell its investment in BHC. In July 1998, the Company entered into an agreement to sell its interest in BHC for an amount less than its carrying value and accordingly, a provision for loss of $8.5 million was recorded during the third quarter. In November 1998, the agreement to sell the Company's interest in BHC was terminated by the prospective buyer, indicating to the Company that the carrying amount of its investment may be impaired. Following an independent appraisal, the Company recorded a $43.1 million write-down of the investment in the fourth quarter of 1998. The net carrying amount of the investment aggregated $20.0 million at December 31, 1998.

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

  Spin-off transaction costs--The Spin-off was completed on May 1, 1998. Direct costs related to the transaction totaled $17.3 million and primarily included costs for professional services.

  Write-off of clinical information systems--During 1997, the Company began the installation of its proprietary clinical information system, VenTouch(TM), in several of its nursing centers. During the pilot process, the Company determined that VenTouch(TM) did not support effectively the nursing center processes, especially in facilities with lower acuity patients. Accordingly, management determined in the fourth quarter of 1998 to remove VenTouch(TM) from these facilities during 1999. A loss of $10.1 million was recorded to reflect the write-off of the equipment and estimated costs of removal from the facilities.

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

  Loss on sale and closure of home health and hospice businesses--The Company began operating its home health and hospice businesses in 1996. These operations generally were unprofitable. In the second quarter of 1998, management decided to cease operations and either close or sell these businesses, resulting in a loss of $7.3 million.

1997

  During 1997, the Company completed the reorganization of the institutional pharmacy business and, in the fourth quarter, adjusted the accrued costs of these activities originally recorded in 1996. The adjustment increased pretax income by $8.7 million. In addition, changes in estimates and gains related to the disposition of assets increased pretax income by $5.1 million during 1997.

Capital Costs

  Upon completion of the Spin-off, the Company leased substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $474 million in 1999, $461 million in 1998 and $310 million in 1997. Rent expense in 1999 and 1998 included $225 million and $148 million, respectively, incurred by the Company in connection with the Master Lease Agreements.

  As a result of the Spin-off, the overall leverage of the Company was increased substantially. Capital costs in 1998, including the impact of reduced depreciation and interest costs, were increased by approximately $75 million as a result of the Spin-off.

  During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement and the rents due to Ventas under the Master Lease Agreements. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes for this period was $8.9 million.

  The TheraTx Merger and the Transitional Merger in 1997 resulted in net cash payments of $359 million and $616 million, respectively, and were financed through the issuance of long-term debt. In connection with the Spin-off in 1998, approximately $992 million of long-term debt was retained by Ventas.

Fourth Quarter Adjustments

  Preparation of the financial statements requires a number of estimates and judgments that are based upon the best available evidence at the time. In addition, management regularly reviews the methods used to recognize revenues and allocate costs to ensure that the financial statements reflect properly the results of interim periods.

  In addition to the unusual transactions previously discussed, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                          Health Services
                             Division      Hospital Division
                         ----------------- ------------------
                         Nursing Ancillary
                         Centers Services  Hospitals Pharmacy Corporate Total
                         ------- --------- --------- -------- --------- ------
1999
  (Income)/expense
  Provision for doubtful
   accounts.............  $40.2    $26.8     $ 6.5     $8.9             $ 82.4
  Medicare supplement
   insurance disputes...                      18.8                        18.8
  Third-party
   reimbursements and
   contractual
   allowances, including
   amounts due from
   government agencies
   and other payors that
   are subject to
   dispute..............    2.0               59.6                        61.6
  Professional liability
   risks................   10.5      0.3       0.6                        11.4
  Employee benefits.....   (6.3)    (1.5)     (1.8)                       (9.6)
  Incentive
   compensation.........    2.2               (1.9)    (1.1)              (0.8)
  Inventories...........    0.9                         6.3                7.2
  Other.................    1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                          -----    -----     -----     ----     -----   ------
                          $51.2    $25.2     $83.8     $9.7     $(2.8)  $167.1
                          =====    =====     =====     ====     =====   ======

                           Health Services
                              Division      Hospital Division
                          ----------------- ------------------
                          Nursing Ancillary
                          Centers Services  Hospitals Pharmacy Corporate Total
                          ------- --------- --------- -------- --------- -----
1998
  (Income)/expense
  Provision for doubtful
   accounts..............  $14.0    $ 6.8     $ 5.7    $ 2.5             $29.0
  Third-party
   reimbursements and
   contractual
   allowances, including
   amounts due from
   government agencies
   and other payors that
   are subject to
   dispute...............    4.8     11.5      11.4                       27.7
  Change in goodwill
   amortization period
   related to
   rehabilitation therapy
   business..............             6.4                                  6.4
  Taxes other than
   income................                                        $ 6.4     6.4
  Compensated absences...    2.1      1.3      (0.8)               0.7     3.3
  Incentive
   compensation..........   (1.0)    (0.4)     (0.8)    (0.1)     (2.9)   (5.2)
  Litigation and
   regulatory actions....                                          3.5     3.5
  Miscellaneous
   receivables...........                                5.2               5.2
  Gain on sale of
   assets................            (2.0)                                (2.0)
  Other..................    1.2      0.4      (1.0)     0.3       3.7     4.6
                           -----    -----     -----    -----     -----   -----
                           $21.1    $24.0     $14.5    $ 7.9     $11.4   $78.9
                           =====    =====     =====    =====     =====   =====

  The Company regularly reviews its accounts receivable and records provisions for loss based upon the best available evidence. Factors such as changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors (including both government and non-government sources), the effect of increased regulatory activities, general industry conditions and the financial condition of the Company and its ancillary service customers, among other things, are considered by management in determining the expected collectibility of accounts receivable.

  During the past two years, the Company has recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of its divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and, in 1999, the realignment of the Vencare businesses (including the cancellation of unprofitable contracts and the discontinuance of certain services) and the filing of the Chapter 11 Cases in September 1999.

  In addition, the Company recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in the Company's nursing center business during 1999. Management believes that cost increases for professional liability risks are negatively impacting other providers in the long-term healthcare industry and expects that the Company's operating results in 2000 may be impacted negatively by additional professional liability costs.

Income Taxes

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time primarily were based on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon these revised forecasts, management did not believe that the Company could generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. As a result of those estimates, the Company recorded a deferred tax valuation allowance aggregating $203 million in 1998 and $146 million in 1999. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 1999 totaled $349 million. See Note 12 of the Notes to Consolidated Financial Statements.

Consolidated Results

  The Company reported a pretax loss from operations before reorganization costs of $664 million in 1999 compared to a loss of $497 million in 1998 and income of $224 million in 1997. Reorganization costs in 1999 aggregating $19 million principally comprised professional fees and certain management incentive payments incurred in connection with the Company's restructuring activities.

  The net loss from operations in 1999 totaled $683 million compared to $573 million in 1998 (including charges to record the deferred tax valuation allowance). Net income from operations in 1997 totaled $135 million.

  Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accounts Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provision of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1997, was not significant.

  In conjunction with the Spin-off, the Company incurred an extraordinary loss on extinguishment of debt aggregating $78 million. Extraordinary losses related to the refinancing of long-term debt in 1997 reduced net income by $4 million.

Liquidity

  As previously discussed, on September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. See "Business--Proceedings Under Chapter 11 of the Bankruptcy Code."

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the Company's consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

  The Company currently is operating its businesses as a debtor-in-possession subject to jurisdiction of the Bankruptcy Court. In connection with the Chapter 11 Cases, the Company entered into the DIP Financing aggregating $100 million. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which was initially scheduled to mature on March 13, 2000, is comprised of a $75 million Tranche A Loan and a $25 million Tranche B Loan. Interest is payable at prime rate plus 2 1/2% on the Tranche A Loan and prime rate plus 4 1/2% on the Tranche B Loan.

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to a recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of March 29, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to five amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions and (iii) revising the Company's cash plan originally submitted with the DIP Financing. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments. In connection with the most recent amendment to the DIP Financing dated February 23, 2000, the parties agreed, among other things, to (i) extend the maturity date of the DIP Financing until June 30, 2000, (ii) extend the period of time for the Company to file its plan of reorganization to May 1, 2000, and (iii) revise certain financial covenants. The Bankruptcy Court granted approval of this amendment to the DIP Financing on March 10, 2000.

  At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). The Company intends to seek an amendment or waiver to the DIP Financing to remedy this event of default. Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's consolidated financial statements. However, if the Company is not successful in obtaining an amendment or waiver to remedy the event of default, its ability to borrow under the DIP Financing to finance its operations during the pendency of the Chapter 11 Cases may be limited. See"--Cautionary Statements."

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic stay does not necessarily apply to certain actions against Ventas for which the Company has agreed to indemnify Ventas in connection with the Spin-off. In addition, the Company may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

  As previously disclosed, the Company is developing a Plan of Reorganization through negotiations with key parties including its Senior Lenders, the holders of the 1998 Notes, Ventas and the DOJ, acting on behalf of HCFA and HHS. A substantial portion of pre-petition liabilities are subject to settlement under the Plan of Reorganization to be submitted by the Company.

  The Plan of Reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Plan of Reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Plan of Reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file it own plan of reorganization for the Company. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization until May 16, 2000. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Court are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are satisfied. As previously announced, the Company has indicated that any Plan of Reorganization will result in the Company's Common Stock having little, if any, value.

  As a result of the uncertainty related to the Chapter 11 Cases, the report of the Company's independent accountants, PricewaterhouseCoopers LLP, refers to the Company's ability to continue as a going concern at December 31, 1999. As a result of the Company's net loss in 1998, its working capital deficiency and its covenant defaults under the Credit Agreement at December 31, 1998, the report of the Company's former independent accountants, Ernst & Young LLP, refers to the Company's ability to continue as a going concern at December 31, 1998.

  Cash provided by operations before reorganization costs totaled $247 million for 1999 compared to $323 million for 1998 and $266 million for 1997. Cash flows in 1998 were unusually high due to growth in amounts due to third parties. Overpayments from third party payors resulted from the Medicare program continuing to reimburse the Company's nursing centers under the prior cost-based reimbursement system after the Company's nursing centers had converted to PPS.

  On April 9, 1999, the Company was informed by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the HCFA Agreement, monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregate $80.3 million and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 1999. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

Capital Resources

  Excluding acquisitions, capital expenditures totaled $111 million for 1999 compared to $267 million for 1998 and to $282 million for 1997. Planned capital expenditures in 2000 (excluding acquisitions) are expected to approximate $100 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Capital expenditures during the last three years were financed primarily through internally generated funds. At December 31, 1999, the estimated cost to complete and equip construction in progress approximated $6 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditure program in 2000.

  During 1997, the Company expended approximately $359 million and $616 million in connection with the TheraTx Merger and the Transitional Merger, respectively. These acquisitions were financed primarily through the issuance of long-term debt. See Notes 4 and 5 of the Notes to Consolidated Financial Statements for a discussion of these acquisitions. The Company also expended $24 million in 1998 and $37 million in 1997 for acquisitions of new facilities (and related healthcare businesses) and previously leased nursing centers. See
Note 6 of the Notes to Consolidated Financial Statements. The Company does not intend to acquire additional nursing centers and hospitals in 2000.

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of the Company's Common Stock at an aggregate cost of $82 million. These transactions were financed primarily through bank borrowings.

  At December 31, 1999, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $100 million of floating rate debt outstanding. The agreement provides for fixed rates at 6.4% plus 3/8% to 1 1/8% and expires in May 2000. The fair value of the swap agreements or the estimated amount the Company would pay to terminate the agreements based on current interest rates, is not recognized in the consolidated financial statements.

Other Information

Effects of Inflation and Changing Prices

  The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislators have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. In addition, by repealing the Boren Amendment, the Budget Act eases existing impediments on the states' ability to reduce Medicaid reimbursement levels to the Company's nursing centers. Medicare revenues in the Company's hospitals also have been reduced by the Budget Act.

  The Company's ability to control its labor costs is subject to a number of factors, including (i) the availability of nursing, therapy and other personnel, (ii) competitive local labor market conditions, (iii) the Company's ability to attract, develop and retain it employees and (iv) the average acuity level of its patients.

  Management believes that its operating margins have been, and may continue to be, under significant pressure because of increased regulatory scrutiny and growth in operating expenses in excess of the increase in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

Subsequent Event

  In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. These documents are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the consolidated balance sheet at December 31, 1999 and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

Other

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

  At the time of the Spin-off, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis of the Company's investment in Atria which resulted from the Spin-off. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Spin-off. During the third quarter of 1998, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998.

  The Company is a party to certain material litigation and regulatory actions as well as various lawsuits and claims arising in the ordinary course of business. See Note 24 of the Notes to Consolidated Financial Statements for a description of material litigation and regulatory actions.

Year 2000

  The Y2K issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips could potentially recognize the date ending in "00" as the year 1900 rather than 2000, causing applications to fail or to create erroneous results. Certain of the Company's information technology systems ("IT") and non-IT systems such as building infrastructure components (e.g. alarm systems, HVAC, equipment and phone systems) and medical devices potentially were affected by the Y2K issue.

  In response to the Y2K issue, the Company established teams to address specific areas affected by Y2K issues and developed a Y2K compliance program consisting of five phases: (i) business assessment; (ii) inventory and assessment; (iii) remediation and testing; (iv) implementation and rollout; and (v) post-implementation. All phases were successfully completed by 2000 except for the post-implementation phase. The post-implementation phase involves finalizing the documentation of the Y2K compliance program and any corrective efforts surrounding date issues associated with the year 2000 being a leap year (for which the Company did not experience any significant difficulties).

  In the course of its Y2K compliance program, the Company identified three critical risks caused by the Y2K issue: (i) unanticipated delays in the implementation and rollout of the new financial information system and patient accounting systems; (ii) unanticipated system failures by third-party reimbursement sources including government payors and intermediaries; and
(iii) unanticipated system failures by third-party suppliers and vendors which could affect patient care.

  In an effort to consolidate the Company's systems and to respond to the changes created by the Budget Act, the Company instituted a plan to replace substantially all of the Company's financial information and patient accounting systems. During 1999, the Company replaced its financial information system and its patient accounting system in the hospital division. During the second quarter of 1999, management determined to remediate rather than replace its existing patient accounting system in the health services division. The Company installed the remediated patient accounting system for the health services division prior to year-end. To date, the Company has not experienced any problems in connection with the replacement or remediation of these systems.

  The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. The Company relies on these entities for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. The Company contacted all of its significant reimbursement sources to determine their Y2K compliance status in order to make a determination of this potential risk. In the fourth quarter of 1999, the Company was notified by HCFA that its mission-critical internal systems had been certified as Y2K compliant. The Company did not receive assurance that systems used by Medicaid would be Y2K compliant. The Company has not experienced any delays in payments from third-party payors at this time.

  As part of its Y2K compliance program, the Company also contacted its critical suppliers and vendors and evaluated information provided by third-party vendors. Generally, the Company relied on information provided to it by such third parties. To date, the Company has not experienced and is unaware of any significant Y2K problems involving its critical suppliers and vendors.

  The Company developed contingency plans to address the most critical risks raised by the Y2K issue. These contingency plans covered all IT and non-IT systems. If the Medicare and Medicaid systems experience problems in the future, the Company will arrange for interim payments from Medicare and submit written requests for payment from state Medicaid agencies. The Company's contingency plans also cover failures by suppliers and vendors. Each of the Company's facilities has a facility-specific emergency preparedness manual to handle emergency situations such as a loss of utility services or supplies. At this time, the Company has not been required to implement its contingency plans at any facility or its corporate office.

  The cost to replace or remediate of the Company's financial information and patient accounting systems approximated $45 million. A substantial portion of these costs were capitalized and will be amortized over seven years. Including the costs of the new financial information and patient accounting systems, the total Y2K program costs expended through December 31, 1999 approximated $68 million. A majority of the costs related solely to Y2K compliance were expensed as incurred. As previously discussed, management determined during the second quarter to remediate rather than replace its existing patient accounting system in the health services division. Accordingly, the Company recorded a loss of approximately $5.6 million in the second quarter of 1999 associated with the costs incurred in implementing the new system prior to determining to remediate the existing system. The costs of the new financial information systems and patient accounting systems and the additional Y2K costs were funded through operating cash flows. The Company does not expect to incur any material costs associated with post-implementation phase of its Y2K compliance program.

  Management's analysis of and conclusions with respect to the Y2K issues affecting the Company are based on information currently available and its experience to date. Due to the inherent uncertainties related to Y2K compliance, there can be no assurance that the Company has accurately or timely assessed all Y2K issues or that the additional costs to remediate the Y2K issues will not be needed. While the Company believes it has substantially completed its Y2K compliance program, there is no certainty that additional issues and costs related thereto may not arise in the future.

  Although the Company is continuing to monitor the Medicare and Medicaid programs and other third-party payors for Y2K compliance, there can be no guarantee that unforeseen failure of these third parties to remediate their systems to be Y2K compliant will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

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

  As previously discussed, the Company filed the Chapter 11 Cases on September 13, 1999. Accordingly, all amounts disclosed in the table below are subject to compromise in connection with the Chapter 11 Cases. While the fair values of the Company's debt obligations have declined significantly in 1999 as a result of the Chapter 11 Cases, such amounts do not reflect any adjustments that might result from resolutions of the Chapter 11 Cases or other matters discussed herein.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. In addition, the Company may assume or reject executory contracts under the Bankruptcy Code.

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                         Average Interest (Swap) Rate
                            (Dollars in thousands)

                                           Expected Maturities                                  Fair
                          ----------------------------------------------------------           Value
                            2000     2001      2002     2003      2004    Thereafter  Total   12/31/99
                          --------  -------  --------  -------  --------  ---------- -------- --------
Liabilities:
Long-term debt,
 including amounts due
 within one year:
 Fixed rate.............  $ 17,408  $17,802  $ 19,454  $21,145  $  7,573   $303,897  $387,279 $151,279
 Average interest rate..     11.00%   11.00%    11.00%   11.00%     9.00%      9.00%
 Variable rate..........  $ 19,474  $61,974  $128,640  $79,535  $177,344   $ 39,147  $506,114 $334,035
 (a) Average interest
  rate
Interest rate derivative
 financial instruments
 related to debt:
Interest rate swaps:
 Pay fixed/receive
  variable..............  $100,000                                                   $100,000 $    157
 Average pay rate.......       6.1%
 (b) Average receive
  rate

--------
(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2% or the prime rate plus 2% to 3 1/2%.
(b) The variable rate portion of the interest rate swap is 3-month LIBOR.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item 8 is included in appendix pages F-2 through F-47 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  The Company, upon approval of its Board of Directors, appointed PricewaterhouseCoopers LLP ("PwC") as its independent auditors for the fiscal year ending December 31, 1999 to replace Ernst & Young LLP ("Ernst & Young") effective November 2, 1999. The Board of Directors was advised by counsel that the participation of Ernst & Young in the Company's Spin-off presented a potential conflict of interest that would significantly jeopardize the ability of Ernst & Young to be approved as independent auditors for the Company by the Bankruptcy Court. The audit reports of Ernst & Young on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The opinion of Ernst & Young for the year ended December 31, 1998 was modified as to uncertainty by the inclusion of an explanatory "going concern" paragraph resulting from the Company's net loss in 1998, working capital deficiency and covenant defaults under its Credit Agreement.

  In connection with the audits for the two years ended December 31, 1998 and 1997, and the subsequent interim period through November 2, 1999, there were no disagreements with Ernst & Young on any accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreement in their report.

  In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 1998, Ernst & Young informed the Company and its Audit and Compliance Committee of a condition that it believed constituted a material weakness in the Company's internal controls. Ernst & Young communicated that certain of the Company's account reconciliations had not been completed on a timely basis. Additionally, Ernst & Young stated that there was a lack of appropriate follow up and resolution of reconciling items, including adjustments of the accounting records on a timely basis, and there was a lack of evidence of review of the reconciliations by an independent person. The Company did reconcile all accounts and recorded the appropriate adjustments prior to the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. Ernst & Young advised the Company that, in completing its audit, it considered the aforementioned material weakness in determining the nature, timing and extent of procedures performed to enable it to issue its opinion on the consolidated financial statements.

  The Company requested that Ernst & Young furnish it with a letter addressed to the Commission stating whether or not it agrees with the statements set forth above. A copy of such letter dated November 5, 1999 was filed with the Commission on a Current Report on Form 8-K filed by the Company.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Set forth below are the names, ages (as of January 1, 2000) and present and past positions of the persons who are the current directors and executive officers of the Company:

Name                            Age                  Position
----                            ---                  --------
Edward L. Kuntz................  54 Chairman of the Board, Chief Executive
                                     Officer and President
Ulysses L. Bridgeman, Jr. .....  46 Director
Elaine L. Chao.................  46 Director
Donna R. Ecton.................  52 Director
Stanley C. Gault...............  73 Director
William H. Lomicka.............  62 Director
Richard A. Schweinhart.........  50 Senior Vice President and Chief Financial
                                     Officer
Donald D. Finney...............  52 President, Health Services Division
Frank J. Battafarano...........  49 President, Hospital Division
Richard E. Chapman.............  51 Senior Vice President and Chief Information
                                     Officer
Owen E. Dorsey.................  49 Chief Administrative Officer
James H. Gillenwater, Jr. .....  42 Senior Vice President, Planning and
                                     Development
Richard A. Lechleiter..........  41 Vice President, Finance, Corporate
                                     Controller and Treasurer
M. Suzanne Riedman.............  48 Senior Vice President and General Counsel

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

  Ulysses L. Bridgeman, Jr., has served as a director of the Company since April 1998. He served as a director of the Company's predecessor from May 1997 to April 1998. Since 1988, Mr. Bridgeman has been President of Bridgeman Foods, Inc., a franchisee of 120 Wendy's Old Fashioned Hamburger Restaurants.

  Elaine L. Chao has served as a director of the Company since April 1998. She served as a director of the Company's predecessor from May 1997 to April 1998. Ms. Chao is a Distinguished Fellow of The Heritage Foundation in Washington, D.C. From 1992 to 1996, Ms. Chao was President and Chief Executive Officer of the United Way of America. From 1991 to 1992, she served as the Director of the Peace Corps. Ms. Chao is a director of Dole Food Company, Inc., Protective Life Corporation and Millipore Corporation, a manufacturer and seller of products used to identify and purify fluids.

  Donna R. Ecton has served as a director of the Company since April 1998. She served as a director of the Company's predecessor from 1992 to April 1998. Ms. Ecton is Chairman, President and Chief Executive Officer of EEI Inc., consultants to management and investors. Ms. Ecton served as Chief Operating Officer and a director of PETsMART, Inc., a pet supplies retailer, from 1996 to 1998. From 1995 to 1996, she was Chairman, President and Chief Executive Officer of Business Mail Express, Inc., an expedited print and mail services company. From 1991 to 1994, she was President and Chief Executive Officer of Van Houten North America, Inc. and Andes Candies Inc., confectionery products businesses. Ms. Ecton is a director of H&R Block, Inc.

  Stanley C. Gault has served as a director of the Company since July 1998. In July 1996, Mr. Gault retired as Chairman of the Board of The Goodyear Tire & Rubber Company ("Goodyear"). Mr. Gault was Chairman and Chief Executive Officer of Goodyear from June 1991 to January 1996. Previously, he served as Chairman of the Board and Chief Executive Officer of Rubbermaid Incorporated from May 1980 to May 1991. Mr. Gault currently serves on the boards of directors of Wal-Mart Stores, Inc., Avon Products, Inc., and The Timken Company, a manufacturer of anti-friction bearings and steel alloy products. He is a past director of the New York Stock Exchange, Inc., PPG Industries, Inc., International Paper Company, The Goodyear Tire & Rubber Company, and Rubbermaid Incorporated.

  William H. Lomicka has served as a director of the Company since April 1998. Mr. Lomicka was a director of the Company's predecessor from 1987 to April 1998. From 1989 to April 1999, he served as President of Mayfair Capital, Inc., a private investment firm. Since April 1999, he has served as Chairman of Coulter Ridge Capital, Inc., a private investment firm. Mr. Lomicka serves as a director of Pomeroy Computer Resources, Inc., a computer network integrator.

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

  Donald D. Finney has served as President, Health Services Division of the Company since January 1999. During 1998, Mr. Finney was Chief Executive Officer of HCMF Corporation, a privately held post-acute and assisted living provider. From January 1997 to December 1997, he served as Chief Operating Officer of Summerville Healthcare Group, Inc., an operator of assisted living facilities. He served as President of the Facilities Division of GranCare, Inc. from July 1995 to January 1997. From October 1990 to July 1995,
Mr. Finney served as Chief Operating Officer of Evergreen Healthcare, Inc., an operator of long-term care and assisted living facilities.

  Frank J. Battafarano has served as President, Hospital Division of the Company since November 1998. He served as Vice President of Operations from April 1998 to November 1998. He held the same position with the Company's predecessor from February 1998 to April 1998. From May 1996 to January 1998, Mr. Battafarano served as Senior Vice President of the central regional office of the Company's predecessor. From January 1992 to April 1996, he served as an executive director and hospital administrator for the Company's predecessor.

  Richard E. Chapman has served as Senior Vice President and Chief Information Officer of the Company since April 1998. Mr. Chapman served as Senior Vice President and Chief Information Officer of the Company's predecessor from October 1997 to April 1998. From March 1993 to October 1997, he was Senior Vice President of Information Systems of Columbia, Vice President of Galen from March 1993 to August 1993, and of Humana from September 1988 to February 1993.

  Owen E. Dorsey has served as Chief Administrative Officer of the Company since April 1999. Mr. Dorsey served as Senior Vice President of Service Merchandise, Inc. from July 1998 to February 1999. From 1993 to 1998, he served as Executive Vice President of Saks Holding, Inc., the parent company of Saks Fifth Avenue. Mr. Dorsey also held executive positions with Ritz-Carlton Hotel Company from 1987 to 1993.

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

  M. Suzanne Riedman, an attorney, has served as Senior Vice President and General Counsel of the Company since August 1999. She served as Vice President and Associate General Counsel of the Company from April 1998 to August 1999. Ms. Riedman held the same position with the Company's predecessor from January 1997 to April 1998. She joined the Company's predecessor as counsel in September 1995 and became Associate General Counsel in January 1996. Ms. Riedman was counsel to Beverly Enterprises, Inc. ("Beverly") in various capacities from 1990 to 1995 and most recently served as Senior Vice President and Corporate Compliance Officer of Beverly. Prior to joining Beverly, Ms. Riedman was in the private practice of law for 11 years.

  The Company's Board of Directors is divided into the following three classes: Class I Directors--Mr. Bridgeman and Mr. Lomicka; Class II Directors--Ms. Ecton and Mr. Gault; and Class III Directors--Ms. Chao and Mr. Kuntz. Each class of directors holds office for a term of three years expiring at the annual meeting of stockholders or thereafter until their successors are duly elected and qualified. Terms of the Class I, Class II and Class III directors expire in 2002, 2000 and 2001, respectively. Each of the executive officers serves at the pleasure of the Board of Directors.

  As noted above, Mr. Dorsey served as Senior Vice President of Service Merchandise, Inc. ("SMI") until February 1999. On March 15, 1999, five of SMI's vendors filed an involuntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the Middle District of Tennessee. On March 27, 1999, SMI and 31 of its subsidiaries filed voluntary petitions with that court for reorganization under Chapter 11.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of the Common Stock to file initial stock ownership reports and reports of changes in ownership with the Commission and, as appropriate, the New York Stock Exchange. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in 1999.

Item 11. Executive Compensation

  The following Summary Compensation Table sets forth compensation earned during the three fiscal years ended December 31, 1999 by (i) the Chief Executive Officer of the Company, (ii) the other four most highly compensated executive officers of the Company and (iii) the Company's former chief executive officer, former president, ancillary services division and former senior vice president, general counsel and secretary (collectively, the "Named Executive Officers").

  The executive compensation and other information presented below for periods prior to the Spin-off include amounts received from Ventas by the Named Executive Officers. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

                         Summary Compensation Table(1)

                                     Annual Compensation
                             -----------------------------------       Long-Term
                                                   Bonus             Compensation
                                           --------------------- -------------------------
                                                                 Restricted     Securities
                                                     Performance   Stock        Underlying        All Other
Name and Principal Position  Year  Salary   Cash(2)   Shares(3)    Awards        Options       Compensation(4)
---------------------------  ---- -------- --------- ----------- ----------     ----------     ---------------
Edward L. Kuntz(5)......     1999 $735,385 $ 337,500           -   $450,000(6)     200,000          $  433,211(7)
 Chairman of the Board,      1998   73,077    22,917           -          -              -                   -
 Chief Executive Officer
 and President

Richard A.                   1999 $272,115 $ 123,750           -          -              -          $  122,376
 Schweinhart(8).........     1998   50,000    16,667           -   $107,813(9)      75,000                   -
 Senior Vice President
 and Chief Financial
 Officer

Donald D. Finney(8).....     1999 $279,711 $ 123,750           -          -         80,000          $  120,625(10)
 President, Health
 Services Division

Frank J.                     1999 $213,654 $  96,750           -          -              -          $  253,637
 Battafarano(8).........     1998  184,539    45,000           -   $ 30,000(11)    221,240(12)           5,852
 President, Hospital
 Division

Richard E. Chapman(8)...     1999 $274,421 $ 123,750           -          -              -          $  139,758(13)
 Senior Vice President       1998  270,000    65,000           -   $ 30,000(11)    274,879(12)          24,036(13)
 and Chief Information       1997   45,000    21,668           -          -         50,000              44,022(13)
 Officer

Frank W. Anastasio(14)..     1999 $183,483 $  32,250           -          -              -          $  874,650(14)
 Former President,           1998  185,923    45,000           -   $ 30,000(11)    263,526(12)           5,227
 Ancillary Services
 Division

Jill L. Force(15).......     1999 $127,740 $  27,750           -          -              -          $  762,091(15)
 Former Senior Vice          1998  172,885    41,750           -   $ 30,000(11)    408,981(12)           7,213(15)
 President, General          1997  160,000    53,336    $ 81,758          -         25,000               6,036
 Counsel and Secretary

W. Bruce Lunsford(16)...     1999 $ 97,308         -           -          -              -          $3,630,280(16)
 Former Chairman of the      1998  569,469 $ 137,500           -          -      2,965,100(12)          24,084
 Board and Chief             1997  700,000   233,345    $523,298          -        160,000              26,735
 Executive Officer

--------
(1) The amounts for 1998 represent the total compensation paid by the Company from May 1, 1998 to December 31, 1998 and by the Company's predecessor from January 1, 1998 to April 30, 1998. The amounts for 1997 represent the total compensation paid by the Company's predecessor.
(2) The amounts shown represent cash bonuses awarded under incentive compensation plans.
(3) Amounts in this column represent the fair market value, on the date of allocation, of performance shares awarded to Mr. Lunsford and Ms. Force upon satisfaction of certain performance goals for the periods presented. The number of performance shares allocated to Mr. Lunsford and Ms. Force for 1997 were 21,333 and 3,333 shares, respectively. See "--Long-Term Incentive Awards."

(4) In addition to certain amounts noted below, the amounts in this column include contributions for the benefit of the Named Executive Officers to the Company's Retirement Savings Plan ("VRSP"), Deferred Compensation Plan ("DCP"), and for 1999, amounts funded and distributed from the Company's Supplemental Executive Retirement Plan ("SERP") as follows:

                                            1999                           1998                     1997
                            ------------------------------------- ---------------------- --------------------------
                             VRSP    DCP       SERP      Total     VRSP    DCP    Total   VRSP    DCP    Total
                            ------ -------- ---------- ---------- ------ ------- ------- ------ ------- -------
   Mr. Kuntz............... $4,800        -          - $    4,800      -       -       -      -       -       -
   Mr. Schweinhart.........  4,800        -          -      4,800      -       -       -      -       -       -
   Mr. Finney..............      -        -          -          -      -       -       -      -       -       -
   Mr. Battafarano.........  4,800 $  5,902 $  149,057    159,759 $4,800 $ 1,052 $ 5,852      -       -       -
   Mr. Chapman.............  4,800        -          -      4,800  1,500       -   1,500      -       -       -
   Mr. Anastasio...........  4,800    2,702    271,448    278,950  4,800     427   5,227      -       -       -
   Ms. Force...............  4,800   12,886    249,188    266,874  4,800     679   5,479 $4,800 $ 1,236 $ 6,036
   Mr. Lunsford............  4,800  127,471  2,569,518  2,701,789  4,800  19,284  24,084  4,800  21,935  26,735

  For 1999, the amounts also include retention bonuses paid to the following Named Executive Officers: Mr. Kuntz--$312,500; Mr. Schweinhart--$114,583; Mr. Finney--$114,583; Mr. Battafarano--$89,583; and Mr. Chapman--$114,583.
  See "--Management Retention Plan." In addition, the 1999 amounts include amounts relating to personal use of the Company's airplane by the following Named Executive Officers: Mr. Kuntz--$34,908; Mr. Schweinhart--$2,993; Mr. Battafarano--$4,295; and Mr. Lunsford--$3,147.
(5) Mr. Kuntz became an executive officer upon his employment with the Company in November 1998. Mr. Kuntz was elected Chairman of the Board, Chief Executive Officer and President by the Board of Directors on January 22, 1999.
(6) The amount for Mr. Kuntz represents the fair market value on the date of grant of 200,000 shares of restricted stock granted on February 12, 1999. These shares were scheduled to vest on January 1, 2000 but Mr. Kuntz voluntarily forfeited the restricted shares in December 1999. This award would have been valued at $18,000 based on the closing price of $0.09 for the Common Stock on December 31, 1999. The Company does not pay dividends on its Common Stock, but the holder of restricted stock is entitled to dividends if paid.
(7) In addition to the amounts noted above, this amount includes travel and living expenses (including a gross-up for applicable taxes) paid to Mr. Kuntz of $81,003.
(8) Mr. Schweinhart, Mr. Finney and Mr. Chapman became executive officers upon their employment with the Company in September 1998, January 1999 and October 1997, respectively. Mr. Battafarano first became an executive officer of the Company in November 1998.
(9) This amount represents the fair market value on the date of grant of 25,000 shares of restricted stock granted on September 28, 1998. These shares vest in four equal annual installments, beginning on the first anniversary of the date of grant. This award was valued at $2,250 based on the closing price of $0.09 for the Common Stock on December 31, 1999. The Company does not pay dividends on its Common Stock, but the holder of restricted stock is entitled to dividends if paid.
(10) In addition to the amounts noted above, this amount includes relocation benefits paid to Mr. Finney of $6,042.
(11) The amounts for Mr. Battafarano, Mr. Chapman, Mr. Anastasio and Ms. Force represent the fair market value on the date of grant of 10,000 shares of restricted stock granted on September 18, 1998. Except for the shares awarded to Mr. Anastasio and Ms. Force, these shares vest on March 18, 2000. Each award was valued at $900 based on the closing price of $0.09 for the Common Stock on December 31, 1999. The Company does not pay dividends on its Common Stock, but the holder of restricted stock is entitled to dividends if paid. The restricted stock awarded to Mr. Anastasio and Ms. Force vested in connection with their severance. See "--Severance Agreements."
(12) The amounts shown for options awarded in 1998 include options issued in connection with the assumption of outstanding options in the Spin-off. At the time of the Spin-off, all outstanding options of the Company's predecessor ("Existing Options") were split into options to purchase the same number of both the Company's Common Stock and Ventas common stock. The Existing Options remained options to purchase Ventas common stock and new options were granted by the Company to evidence the options to purchase the Common Stock (the "Company Options.") The Company assumed the obligation to issue the Company Options in the Spin-off. The exercise price of each Existing Option was modified, and the exercise price of each Company Option was set, so that the combined exercise price of these options equaled the original exercise price of the Existing Option prior to the Spin-off. The exercise prices were split based on the relative fair market value of the Company's Common Stock and Ventas common stock immediately following the Spin-off. All other terms of the Company Options were the same as the Existing Options. The numbers shown also include options that were repriced in 1998. In connection with the repricing of options, the Company issued a reduced number of new options with an exercise price of $5.50 in exchange for the cancellation of outstanding options.
(13) In addition to the amounts noted above, these amounts include relocation benefits paid to Mr. Chapman of $20,375, $22,080 and $44,022 for 1999, 1998 and 1997, respectively. The amount for 1998 also includes $456 of interest forgiveness on a loan to Mr. Chapman.
(14) Mr. Anastasio resigned from the Company effective October 30, 1999. In addition to the amounts noted above, all other compensation for 1999 includes $594,900 in cash and other personal property valued at $800 received by Mr. Anastasio in connection with his severance agreement with the Company. Mr. Anastasio also received other benefits as part of his severance. See "--Severance Agreements."
(15) Ms. Force resigned from the Company effective August 25, 1999. In addition to the amounts noted above, all other compensation for 1999 includes $488,325 in cash and Common Stock valued at $5,158 received by Ms. Force in connection with her severance agreement with the Company. Ms. Force also received other benefits as part of her severance. See "-- Severance Agreements." These amounts also include $1,734 of interest forgiveness for each of 1999 and 1998 on Ms. Force's Tax Loan (as defined). See "Certain Relationships and Related Transactions."
(16) Mr. Lunsford resigned from the Company effective January 22, 1999. In addition to the amounts noted above, all other compensation for 1999 includes $825,000 in cash and personal property and other benefits (including office space and the services of an administrative assistant) valued at $100,344 received by Mr. Lunsford in connection with his severance agreement with the Company. Mr. Lunsford also received other benefits as part of his severance. See "--Severance Agreements."

                       Option Grants In Last Fiscal Year

  The following table sets forth information concerning options to purchase shares of Common Stock granted in 1999 to the Named Executive Officers.

                                                                            Potential Realizable Value
                                                                                 at Assumed Annual
                          Number of     % of Total                             Rates of Stock Price
                          Securities     Options                                 Appreciation for
                          Underlying    Granted to    Exercise                    Option Term(3)
                           Options      Employees      Price     Expiration ---------------------------
Name                      Granted(1)     In 1999    Per Share(2)    Date         5%            10%
----                      ----------    ----------  ------------ ---------- ------------- -------------
Edward L. Kuntz.........     200,000(4)       49.4%       $ 2.25    2/12/09 $     283,003 $     717,184
Richard A. Schweinhart..           -             -             -          -             -             -
Donald D. Finney........      80,000          19.8%       $4.375     1/4/09 $     220,113 $     557,810
Frank J. Battafarano....           -             -             -          -             -             -
Richard E. Chapman......           -             -             -          -             -             -
Frank W. Anastasio......           -             -             -          -             -             -
Jill L. Force...........           -             -             -          -             -             -
W. Bruce Lunsford.......           -             -             -          -             -             -

--------
(1) Except as otherwise noted, all options shown in the above table will become exercisable in four equal annual installments, beginning on the first anniversary of the date of grant, were granted at fair market value and have a ten-year term. All options become fully exercisable upon a Change in Control of the Company (as defined in the Company's 1998 Incentive Compensation Plan) ("Change in Control").

(2) The exercise price and any tax withholding obligations related to exercise may be paid, at the discretion of the Executive Compensation Committee of the Board of Directors, in cash, in shares of Common Stock or in any other reasonable consideration deemed appropriate.
(3) The dollar amounts in this table represent the potential realizable value of the stock options granted, assuming that the market price of the Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. No assurance can be given that the stock price will appreciate at these rates or experience any appreciation at all.
(4) This option is exercisable in four equal annual installments beginning on the date of grant.

                         Option Exercises and Holdings

  The following table sets forth information concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999 by the Named Executive Officers.

                      Aggregate Option Exercises in 1999
                          and Year-end Option Values

                                              Number of Securities      Value of Unexercised
                           Shares            Underlying Unexercised     In-the-Money Options
                          Acquired             Options at 12/31/99         at 12/31/99(1)
                             On     Value   ------------------------- -------------------------
Name                      Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                      -------- -------- ----------- ------------- ----------- -------------
Edward L. Kuntz.........       -        -      450,000     550,000          -            -
Richard A. Schweinhart..       -        -       18,750      56,250          -            -
Donald D. Finney........       -        -            -      80,000          -            -
Frank J. Battafarano....       -        -       58,279      46,311          -            -
Richard E. Chapman......       -        -       66,456      74,441          -            -
Frank W. Anastasio(2)...   1,406     $837      107,563           -          -            -
Jill L. Force(2)........       -        -      168,510           -          -            -
W. Bruce Lunsford(2)....       -        -    1,336,398           -          -            -

--------
(1) The value of unexercised options was calculated by subtracting the exercise price from the market value of the underlying Common Stock as of December 31, 1999. The market value of the Common Stock was $0.09 per share as of December 31, 1999, based on the closing price per share on the OTC Bulletin Board.
(2) In connection with their severance agreements, certain options held by Mr. Anastasio, Ms. Force and Mr. Lunsford were accelerated and the remaining portions of such options were cancelled. See "--Severance Agreements."

Management Retention Plan

  In November 1999, the Company received approval (subject to certain conditions) to implement the Management Retention Plan to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million were awarded to certain key management employees based on various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses will be paid in three equal amounts upon: (i) the Bankruptcy Court's approval of the Management Retention Plan, (ii) the effective date of the Plan of Reorganization and (iii) three months following the effective date of the Plan of Reorganization. For 1999, the following Named Executive Officers received the indicated amounts under the Management Retention Plan:
Mr. Kuntz--$312,500; Mr. Schweinhart--$114,583; Mr. Finney--$114,583; Mr.
Battafarano--$89,583; and Mr. Chapman--$114,583.

Long-Term Incentive Awards

  In 1995, the Company's predecessor entered into performance share agreements whereby it could issue shares to certain officers for each year of a five-year period beginning in 1995. In the Spin-off, outstanding performance share awards were assumed by the Company and converted into awards to receive shares of Common Stock adjusted to reflect the relative value of the Company's Common Stock and Ventas common stock immediately following the Spin-off. The receipt of shares was contingent upon the satisfaction of performance goals established by the Executive Compensation Committee. No performance shares were awarded by the Executive Compensation Committee to the Named Executive Officers during 1999. There are no performance share agreements currently outstanding.

Supplemental Executive Retirement Plan

  Effective January 1, 1998, the Executive Compensation Committee adopted the Supplemental Executive Retirement Plan ("SERP") which provides certain of the Named Executive Officers and certain other officers of the Company with supplemental deferred benefits in the form of retirement payments. Effective December 31, 1999, the Board of Directors amended the SERP to freeze existing benefits under the SERP.

  Under the SERP, a monthly benefit will be paid at retirement to vested participants that is a product of three factors: (i) the participant's Compensation, (ii) the participant's Vesting Percentage and (iii) a Maximum Normal Retirement Benefit percentage. For purposes of the SERP, "Compensation" is defined as the sum of (i) the highest base salary of the participant regardless of whether such salary is the participant's final salary upon termination and (ii) the greater of (y) the participant's target cash bonus in the year of termination or (x) the average cash bonus earned by the participant in the three years immediately preceding the year of termination. The participant's "Vesting Percentage" is equal to 5% multiplied by the number of completed years of service. If the participant has less than five completed years of service, however, the participant's Vesting Percentage will be zero. Under the SERP, participants were given credit for their actual years of service with the Company prior to the adoption of the SERP. The "Maximum Normal Retirement Benefit" percentage for the chief executive officer is 100%, for an executive officer is 70% and for a vice president is 50%. If a participant is eligible for more than one category, the larger Maximum Normal Retirement Benefit percentage is used. The benefits payable under the SERP are not subject to any reduction for social security payments or other offset amounts.

  Effective December 31, 1999, the SERP was amended to freeze the further accrual or vesting of benefits. Accordingly, the Vesting Percentages for all participants were frozen at December 31, 1999. Participant's with less than five years of service will not receive any benefits under the SERP except in the event of a change in control, as discussed below. The SERP also was amended to change the definition of retirement age from 62 to 65 and eliminated the early retirement pay out benefit available to both active and terminated participants. As amended, payments under the SERP will be made on the earlier of the month immediately following the month the participant turns 65 or in which the participant dies.

  In the event of a change in control of the Company (as defined under the SERP), participants who are actively employed at the time will be deemed to have a Vesting Percentage equal to 100% without regard to actual years of service and are deemed to have reached normal retirement age notwithstanding that the participant has not attained age 65 at the time of the change in control. The Company will pay each participant an amount equal to the lump sum value of such participant's benefit within 20 days of a change in control.

  With respect to participants with Vesting Percentages of 25% or greater, the Executive Compensation Committee approved in January 1999 a partial funding and distribution of individual annuity contracts to settle approximately one-third of the obligations under the SERP relating to such participants. In addition, the eligible participants received a tax payment to cover their estimated taxes associated with this distribution. The following Named Executive Officers received annuity contracts and a tax payment totaling the following amounts: Mr. Battafarano--$149,057; Mr. Anastasio--$271,448; Ms. Force--$249,188; and Mr. Lunsford--$2,569,518.

  The following table illustrates the estimated maximum annual benefit which would be payable on a straight-life annuity basis at age 65 to a participant, at various compensation levels for specified years of credited service, under the SERP, had the SERP not been frozen as described above. The table assumes a Maximum Normal Retirement Benefit of 70%.

                     Estimated Maximum Annual Benefit for
                       Years of Service Indicated (1)(2)

                                                                        20 Years
Compensation                                          10 Years 15 Years or More
------------                                          -------- -------- --------
$   150,000.......................................... $ 52,500 $ 78,750 $105,000
    200,000..........................................   70,000  105,000  140,000
    250,000..........................................   87,500  131,250  175,000
    300,000..........................................  105,000  157,500  210,000
    400,000..........................................  140,000  210,000  280,000
    500,000..........................................  175,000  262,500  350,000
    600,000..........................................  210,000  315,000  420,000
    700,000..........................................  245,000  367,500  490,000
    800,000..........................................  280,000  420,000  560,000
    900,000..........................................  315,000  472,500  630,000
  1,000,000..........................................  350,000  525,000  700,000
  1,100,000..........................................  385,000  577,500  770,000
  1,200,000..........................................  420,000  630,000  840,000
  1,300,000..........................................  455,000  682,500  910,000
  1,400,000..........................................  490,000  735,000  980,000

--------
(1) These estimates are based on the assumption that (a) the SERP will continue under its present terms; (b) participants in the SERP could continue to increase their Vesting Percentages; (c) the participant will continue with the Company until, and retire at, age 65; and (d) the participant elected to receive an annual distribution instead of a lump sum payment.
(2) The amounts shown reflect the Maximum Normal Retirement Benefit of 70%. The Maximum Normal Retirement Benefit of the Company's chief executive officer is 100% and would result in higher amounts than those shown in the table.

  The maximum number of years to reach a 100% Vesting Percentage under the SERP is 20 years. The completed years of service for each of the Named Executive Officers at December 31, 1999 were as follows: Mr. Kuntz--1 year; Mr. Battafarano--7 years; Mr. Chapman--2 years; Mr. Anastasio--11 years; Ms. Force--10 years; and Mr. Lunsford--14 years. As noted above, the SERP was amended effective December 31, 1999 to freeze additional vesting. Mr. Schweinhart and Mr. Finney do not participate in the SERP.

  In connection with the amendments to the SERP effective December 31, 1999, the Company recorded a charge of approximately $7.3 million to reflect an actuarial determination of the vested benefits owed under the SERP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Unusual Transactions."

Employment and Other Agreements--Current Executive Officers

  In July 1998, the Company entered into employment agreements with its officers, including certain of the Named Executive Officers. In February 1999, the Company entered into a new employment agreement with Mr. Kuntz in connection with his appointment as Chairman of the Board, Chief Executive Officer and President. The Company also entered into an employment agreement with Mr. Finney in connection with his employment in January 1999 as President, Health Services Division. In November 1999, the Company also amended existing employment agreements with Mr. Battafarano and Mr. Finney to provide consistent benefits among the Company's executive officers.

  The agreements for Mr. Kuntz, Mr. Schweinhart, Mr. Battafarano, Mr. Finney and Mr. Chapman (collectively, the "Current Executive Officers") generally contain standard terms except as noted below. These agreements have a one year term but are extended automatically unless the Company notifies the Current Executive Officer. Upon such notification, the employment agreements will terminate in one year. The employment agreements provide a base salary and the ability of the Current Executive Officer to be eligible for bonuses and to participate in the Company's incentive and other employee benefit plans. Mr. Kuntz's agreement also provides that the Company will pay $3,500 per month, grossed-up for applicable taxes, to cover travel and living expenses incurred by Mr. Kuntz. The base salaries for 1999 for the Current Executive Officers under the employment agreements were as follows: Mr. Kuntz--$750,000; Mr. Schweinhart--$275,000; Mr. Finney--$275,000; Mr. Battafarano--$215,000; and Mr. Chapman--$275,000. The Current Executive Officers may receive increases in their base salaries as approved by the Board of Directors.

  Under certain circumstances, the employment agreements also provide for severance payments if the Current Executive Officer is terminated. If employment is terminated by reason of death or disability, the Current Executive Officer is entitled to a prorated portion of his target bonus. If the Current Executive Officer is terminated for cause, no additional payments are made under the employment agreements. If the Current Executive Officer's employment is terminated for good reason (as defined in the employment agreements) or for other than cause (collectively, an "Involuntary Termination"), certain levels of severance payments are provided under the employment agreements.

  Upon an Involuntary Termination, Mr. Kuntz's agreement provides for a cash payment equal to the prorated portion of his target bonus and any performance share award in the year of termination and three times his base salary, target bonus and target performance share award in the year of termination. In addition, Mr. Kuntz would be entitled to coverage under the Company's employee benefit plans for three years and three years of additional vesting of restricted stock awards and stock options and an additional three years in which to exercise the options. Mr. Kuntz's agreement also requires the Company to provide substantially similar office space and the services of an administrative assistant for three years.

  Upon the Involuntary Termination of Mr. Schweinhart, Mr. Finney, Mr. Battafarano and Mr. Chapman, their agreements provide for a cash payment equal to the prorated portion of their target bonus and performance share award in the year of termination and one and one-half times their base salary, target bonus and target performance share award in the year of termination. In addition, they would be entitled to coverage under the Company's employee benefit plans for 18 months and 18 months of additional vesting of restricted stock awards and stock options and an additional 18 months in which to exercise such options.

  The employment agreements for Mr. Battafarano and Mr. Chapman also provide for a restructuring of their Preferred Stock Loans (as defined) if they are subject to an Involuntary Termination. See "Certain Relationships and Related Transactions" for a description of the Preferred Stock Loans. The Preferred Stock Loans would be amended to provide that (i) payments on the loans would be deferred until ten years from the date of issuance, (ii) interest payments would be forgiven if the average closing price of the Common Stock for the 90 days prior to any interest payment date is less than $8.00 and (iii) during the five-day period following the expiration of the fifth anniversary of the date of termination, the executive would have the right to put the 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") underlying the Preferred Stock Loan to the Company at par.

  The Company also has entered into Change in Control Severance Agreements with certain of its key employees, including the Current Executive Officers. These agreements provide for the payment of severance benefits under certain circumstances. These benefits become payable at any time within two years of a Change in Control of the Company if: (i) the Company terminates the executive without cause; (ii) the executive terminates employment with the Company for good reason (as defined in the agreement), or within either of two 30-day periods commencing 30 days after the Change in Control and one year after the Change in Control, respectively. The benefits to be afforded the Company's Current Executive Officers include: (i) a cash payment equal to three times base salary, target bonus and performance share award target as of the termination of employment; (ii) continuation of health, life and disability insurance coverage for three years; (iii) full vesting under the Company's retirement savings plan; and (iv) an additional payment for any excise taxes the Current Executive Officer may incur as a result of the Change in Control.

Employment and Other Agreements--Former Executive Officers

  In July 1998, the Company entered into employment agreements with its officers, including Mr. Anastasio, Ms. Force and Mr. Lunsford (collectively, the "Former Executive Officers"). These agreements had a one year term but were extended automatically unless the Company notified the Former Executive Officer. Upon such notification, the employment agreements would terminate in one year. The employment agreements provided for a base salary and the ability of the Former Executive Officer to be eligible for bonuses and to participate in the Company's incentive and other employee benefit plans. The base salaries for 1999 under the employment agreements were as follows: Mr. Anastasio-- $215,000; Ms. Force--$185,000; and Mr. Lunsford--$550,000.

  The employment agreements provided that if employment is terminated by reason of death or disability, the Former Executive Officer would be entitled to a prorated portion of his or her target bonus. If the Former Executive Officer is terminated for cause, no additional payments would be made under the employment agreements. Upon the Involuntary Termination of a Former Executive Officer's employment, certain levels of severance payments were provided under the employment agreements.

  Upon an Involuntary Termination, Mr. Lunsford's agreement provided for a cash payment equal to the prorated portion of his target bonus and performance share award in the year of termination and three times his base salary, target bonus and target performance share award in the year of termination. In addition, Mr. Lunsford would be entitled to coverage under the Company's employee benefit plans for three years and three years of additional vesting of restricted stock awards and stock options and an additional three years in which to exercise the options. Mr. Lunsford's agreement also required the Company to provide substantially similar office space and the services of an administrative assistant for three years.

  Upon the Involuntary Termination of Mr. Anastasio and Ms. Force, their agreements provided for a cash payment equal to the prorated portion of their target bonus and performance share award in the year of termination and one and one-half times their base salary, target bonus and target performance share award in the year of termination. In addition, they would be entitled to coverage under the Company's employee benefit plans for 18 months and 18 months of additional vesting of restricted stock awards and stock options and an additional 18 months in which to exercise such options.

  The employment agreements for the Former Executive Officers also provided for a restructuring of their Preferred Stock Loans if such executive was subject to an Involuntary Termination. The Preferred Stock Loans would be amended to provide that (i) payments on the loans would be deferred until ten years from the date of issuance, (ii) interest payments would be forgiven if the average closing price of the Common Stock for the 90 days prior to any interest payment date is less than $8.00 and (iii) during the five-day period following the expiration of the fifth anniversary of the date of termination, the executive would have the right to put the Preferred Stock underlying the loan to the Company at par. The employment agreement for Ms. Force also provided for the restructuring of her Tax Loan (as defined). Payment of the principal and interest on Ms. Force's Tax Loan would be deferred until the fifth anniversary of the date of her termination. See "Certain Relationships and Related Transactions" for a description of the Tax Loan.

  The Company also entered into Change in Control Severance Agreements with Mr. Anastasio, Ms. Force and Mr. Lunsford with substantially similar terms to the Current Executive Officers. The Change in Control Severance Agreements for Mr. Anastasio, Ms. Force and Mr. Lunsford expired upon termination of their employment.

Severance Agreements

  The Company entered into a Severance Agreement and Release of Claims with Frank W. Anastasio, former President, Ancillary Services Division of the Company, effective October 30, 1999. Pursuant to the severance agreement, the Company paid Mr. Anastasio a one-time lump sum payment of $594,900 and transferred to him certain personal property valued at $800. In addition, the Company agreed to continue his coverage under the Company's employee benefit plans for 18 months and agreed to 18 months of additional vesting of stock options and an additional 18 months in which to exercise such options. The severance agreement also amended his Preferred Stock Loan to provide that (i) the Preferred Stock Loan will not be due and payable until October 30, 2004,
(ii) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of his date of termination, (iii) interest payments will be forgiven if the average closing price of the Common Stock for the 90 days prior to any interest payment date is less than $8.00 and (iv) during the five-day period following the expiration of the fifth anniversary of his date of termination, Mr. Anastasio will have the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par. Under his severance agreement, Mr. Anastasio provided the Company with a full release of any claims against the Company.

  The Company entered into a Severance Agreement and Release of Claims with Jill L. Force, former Senior Vice President, General Counsel and Secretary of the Company, effective August 25, 1999. Pursuant to the severance agreement, the Company paid Ms. Force a one-time lump sum payment of $488,325 and issued to her 85,972 shares of Common Stock. In addition, the Company agreed to continue her coverage under the Company's employee benefit plans for 18 months and agreed to 18 months of additional vesting of stock options and an additional 18 months in which to exercise such options. Ms. Force's Tax Loan was restructured to provide that the payment of the principal and interest on the Tax Loan will be deferred until the fifth anniversary of her date of termination. The severance agreement also amended her Preferred Stock Loan to provide that (i) the Preferred Stock Loan will not be due and payable until April 30, 2008, (ii) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of her date of termination, (iii) interest payments will be forgiven if the average closing price of the Common Stock for the 90 days prior to any interest payment date is less than $8.00 and (iv) during the five-day period following the expiration of the fifth anniversary of her date of termination, Ms. Force will have the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par. Under her severance agreement, Ms. Force provided the Company with a full release of any claims against the Company.

  The Company entered into a Severance Agreement and Release of Claims with W. Bruce Lunsford, former Chairman of the Board and Chief Executive Officer of the Company effective January 22, 1999. Pursuant to the severance agreement, the Company paid Mr. Lunsford a lump sum payment of $825,000 and provided personal property and other benefits (including office space and the services of an administrative assistant) valued at $100,344. In addition, the Company agreed to continue his coverage under the Company's employee benefit plans for 36 months and agreed to 36 months of additional vesting of stock options and an additional 36 months, beginning on November 9, 1999, in which to exercise such options. Mr. Lunsford's Preferred Stock Loan was amended to provide that
(i) the Preferred Stock Loan will not be due and payable until April 30, 2008,
(ii) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of his date of termination, (iii) interest payments will be forgiven if the average closing price of the Common Stock for the 90 days prior to any interest payment date is less than $8.00 and (iv) during the five-day period following the expiration of the fifth anniversary of his date of termination, Mr. Lunsford will have the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par. In addition, the Company agreed to provide Mr. Lunsford with comparable office space and the services of an administrative assistant for a three year period and to cover his taxes with respect to those benefits. The Company also agreed to provide Mr. Lunsford with certain legal and tax advice. In the event of a Change in Control of the Company before February 1, 2001, Mr. Lunsford also would be entitled to an additional payment of $500,000. Under his severance agreement, Mr. Lunsford provided the Company with a full release of any claims against the Company.

Compensation Committee Interlocks and Insider Participation

  Between January 1999 to March 1999, the following persons served on the Executive Compensation Committee of the Board of Directors: Mr. R. Gene Smith (Chairman), Mr. Ulysses L. Bridgeman, Jr. and Ms. Elaine L. Chao. Mr. Smith resigned from the Company's Board of Directors effective March 8, 1999. On March 22, 1999, the following directors were appointed to the Executive Compensation Committee: Mr. Stanley C. Gault (Chairman), Mr. Ulysses L. Bridgeman, Jr., Ms. Elaine L. Chao, Ms. Donna R. Ecton and Mr. William H. Lomicka. None of the persons who served on the Executive Compensation Committee were employees of the Company.

Compensation of Directors

  During 1999, non-employee directors of the Company received $2,000 for each board meeting attended and $1,000 for each committee meeting attended. In addition, non-employee directors received a $2,500 retainer for each calendar quarter that they served as a director. During 1999, director fees incurred during the third quarter of 1999 were not paid since they constituted pre-petition obligations of the Company under the Chapter 11 Cases.

  Prior to 1999, the Company's Non-Employee Directors Deferred Compensation Plan permitted a non-employee director to defer in stock or cash the receipt of fees which would otherwise be paid to the director for services on the Board and its committees. The Company discontinued this plan in 1999.

  During 1999, directors not employed by the Company receive options pursuant to the Company's Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Under the Directors Plan, the Company issues on each January 1, to each of the Company's non-employee directors an option to purchase 3,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date the option was granted. Accordingly, the Company issued options with respect to an aggregate of 18,000 shares to the six persons who were non-employee directors on January 1, 1999. All options become exercisable in four equal annual installments, beginning on the first anniversary of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock and its Preferred Stock, as of January 1, 2000, by (a) each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock,
(b) each person who is a director, (c) each of the Company's Named Executive Officers, and (d) all of the persons who are directors and executive officers of the Company, as a group.

                                      Common               Preferred
                                      Stock       Percent    Stock     Percent
Name of Individual or Number in    Beneficially     Of    Beneficially   Of
Group                              Owned(1)(2)     Class  Owned(1)(2)   Class
-------------------------------    ------------   ------- ------------ -------
Frank J. Battafarano..............     78,982         *        330       1.9%
Ulysses L. Bridgeman, Jr..........     10,500(3)      *          -         -
Elaine L. Chao....................     10,857(4)      *          -         -
Richard E. Chapman................    172,454         *        360       2.1%
Donna R. Ecton....................     28,152(5)      *          -         -
Donald D. Finney..................     70,000         *          -         -
Stanley C. Gault..................    175,678         *          -         -
Edward L. Kuntz...................    600,000         *          -         -
William H. Lomicka................    107,678         *          -         -
Richard A. Schweinhart............    144,055         *          -         -
Frank W. Anastasio................    108,969(6)      *        400       2.3%
Jill L. Force.....................    168,510(6)      *        540       3.1%
W. Bruce Lunsford.................  1,336,398(6)    1.9%     4,543      26.1%
All executive officers and
 directors as a group
 (14 persons).....................  1,785,127(7)    2.5%     1,865(7)   10.7%

--------
(*) Less than 1%.

(1) Beneficial ownership of shares for purposes of this table, as determined in accordance with applicable Commission rules, includes shares as to which a person has or shares voting power and/or investment power. Beneficial ownership is given as of January 1, 2000.
(2) Except as set forth in the accompanying footnotes, the named persons have sole voting power and sole investment power over the shares beneficially owned by them. The number of shares of Common Stock shown does not include interests of certain persons in shares held by family members in their own right or in shares held for their benefit in the Company's 401(k) plan. The numbers shown include the shares of Common Stock which may be acquired by them through the exercise of options, which are exercisable as of, or within 60 days after, January 1, 2000, under the Company's stock option plans as follows: Mr. Battafarano--66,516 shares; Mr. Bridgeman--7,500 shares; Ms. Chao--7,500 shares; Mr. Chapman--71,954 shares; Ms. Ecton-- 21,002 shares; Mr. Finney--20,000 shares; Mr. Gault--25,750 shares;
    Mr. Kuntz--500,000 shares; Mr. Lomicka--22,315 shares; Mr. Schweinhart-- 18,750 shares; Mr. Anastasio--107,563 shares; Ms. Force--168,510 shares; and Mr. Lunsford--1,336,398 shares.
(3) Excludes 4,849 phantom stock units held under the Company's Non-Employee Directors Deferred Compensation Plan.
(4) Excludes 4,896 phantom stock units held under the Company's Non-Employee Directors Deferred Compensation Plan.
(5) Excludes 3,755 phantom stock units held under the Company's Non-Employee Directors Deferred Compensation Plan.
(6) These amounts are based on information available to the Company. See "Executive Compensation--Severance Agreements."
(7) These amounts do not include the shares beneficially owned by Mr. Anastasio, Ms. Force and Mr. Lunsford.

Item 13. Certain Relationships and Related Transactions

  In connection with the Spin-off, the Company agreed to loan certain executive officers an amount sufficient to cover estimated personal income taxes payable by them as a result of the Spin-off (the "Tax Loans"). Each Tax Loan is evidenced by a promissory note which has a term of ten years and bears interest at 5.77% per annum. Principal on the Tax Loans is scheduled to be repaid in ten equal annual installments which began on June 15, 1999. Interest is payable quarterly, however, any interest payment on the Tax Loans is forgiven if the executive officer remains employed in his or her position with the Company on the date on which such interest payment is due. Moreover, in the event of a Change in Control of the Company, the entire balance of the Tax Loan will be forgiven. Ms. Jill L. Force, former Senior Vice President, General Counsel and Secretary received a Tax Loan in the amount of $60,100. As of March 1, 2000, the Tax Loan to Ms. Force had an outstanding principal balance of $55,651. The terms of the Tax Loan with Ms. Force was amended in connection with her severance agreement. See "Executive Compensation-- Severance Agreements."

  In connection with the Spin-off, the Company issued 17,700 shares of its Preferred Stock to Ventas as part of the consideration for the assets transferred from Ventas to the Company. On April 30, 1998, Ventas offered and sold the Preferred Stock at $1,000 per share to certain officers of the Company for an aggregate consideration of $17.7 million. The following executive officers and former executive officers purchased the number of shares of Preferred Stock indicated: Mr. Battafarano, President, Hospital Division--330 shares; Mr. Chapman, Senior Vice President and Chief Information Officer--360 shares; Mr. James H. Gillenwater, Jr., Senior Vice President, Planning and Development--510 shares; Mr. Richard A. Lechleiter, Vice President, Finance, Corporate Controller and Treasurer--350 shares; Ms. M. Suzanne Riedman, Senior Vice President and General Counsel--315 shares; Mr. Anastasio, former President, Ancillary Services Division--400 shares; Ms. Force, former Senior Vice President, General Counsel and Secretary--540 shares; and Mr. Lunsford, former Chairman of the Board and Chief Executive Officer--4,543 shares. On or after April 30, 2002, each share of the Preferred Stock will be convertible, at the option of the holder, in whole or in part, into such number of shares of the Common Stock as is equal to the aggregate principal amount of the shares of Preferred Stock being converted divided by the conversion price. The conversion price is $12.50, which is equal to 118% of the average of the high and low sales price of the Common Stock immediately following the Spin-off.

  In connection with the purchases of the Preferred Stock, the Company loaned certain officers, including certain Named Executive Officers, 90% of the purchase price of the Preferred Stock (the "Preferred Stock Loans"). Each Preferred Stock Loan is evidenced by a promissory note which has a ten year term and bears interest at 5.74%, payable annually. No principal payments are due under the promissory notes until their maturity. The promissory notes are secured by a first priority security interest in the Preferred Stock purchased by each such officer. The following current and former executive officers were loaned the indicated amounts: Mr. Battafarano--$297,000; Mr. Chapman-- $324,000; Mr. Gillenwater--$459,000; Mr. Lechleiter--$315,000; Ms. Riedman--
$283,500; Mr. Anastasio--$360,000; Ms. Force--$486,000; and Mr. Lunsford--
$4,088,700. As of March 1, 2000, these loans remain outstanding. The terms of the Preferred Stock Loans with Mr. Anastasio, Ms. Force and Mr. Lunsford were amended in connection with their severance. See "Executive Compensation-- Severance Agreements."

  In August 1999, the Company entered into agreements with certain officers, including certain Named Executive Officers, which permit such officer to put the Preferred Stock to the Company for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan ("Preferred Stock Agreements"). The officer can put the Preferred Stock to the Company between January 1, 2000 and December 31, 2000. As of March 29, 2000, no officer had exercised the put option. The Preferred Stock Agreements were entered into with each officer employed by the Company in August 1999 who owned the Preferred Stock including, Mr. Battafarano, Mr. Chapman, Mr. Gillenwater, Mr. Lechleiter, Ms. Riedman, Mr. Anastasio, and Ms. Force.

  During 1999, the Company paid approximately $238,000 for legal services rendered by the law firm of Wyatt, Tarrant & Combs. The spouse of Jill L. Force, former Senior Vice President, General Counsel and Secretary of the Company, is a partner of that firm. These fees represented less than three percent of the legal fees paid by the Company in 1999. It is expected that Wyatt, Tarrant & Combs will provide legal services to the Company in 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1999, 1998 and 1997....................................................  F-4
  Consolidated Balance Sheet, December 31, 1999 and 1998..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31,
   1999, 1998 and 1997....................................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-46
Financial Statement Schedule (a):
  Schedule II-Valuation and Qualifying Accounts for the years ended
   December 31, 1999, 1998
   and 1997............................................................... F-47

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

   4.1   Articles IV and X of the Restated Certificate of Incorporation of the
         Company is included in Exhibit 3.1.

   4.2   Indenture dated April 30, 1998, among Vencor, Inc., Vencor Operating,
         Inc. and PNC Bank, National Association, as Trustee. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

   4.3 Instrument of Resignation, Appointment and Acceptance, dated as of September 16, 1999 among Vencor Operating, Inc., Vencor, Inc., The
         Chase Manhattan Bank (successor to PNC Bank, National Association) and
         HSBC Bank USA, as Successor Trustee.

   4.4 Form of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (included in Exhibit 4.2).

   4.5   Form of the Company's 8 5/8% Senior Subordinated Notes due 2007.
         Exhibit 4.1 to the Ventas, Inc. Current Report on Form 8-K dated July
         21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

   4.6 Indenture dated as of July 21, 1997, between the Company and the Bank of New York, as Trustee. Exhibit 4.2 to the Ventas, Inc. Current
         Report of Form 8-K dated July 21, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

  10.1 Credit Agreement dated as of April 29, 1998 (the "Credit Agreement"), among Vencor, Inc., Vencor Operating, Inc., the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust Company of New York and NationsBank,
         N.A. Exhibit 10.1 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.2   Amendment No. 1 dated as of September 30, 1998 to the Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank, LC Issuing Banks, Senior Managing Agents,
         Managing Agents and Co-Agents party thereto, Morgan Guaranty Trust
         Company of New York, as Documentation Agent and Collateral Agent, and
         NationsBank, N.A., as Administrative Agent. Exhibit 10.2 to the
         Company's Form 10-K for the year ended December 31, 1998 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

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

  10.4   Waiver No. 3 dated as of May 28, 1999, under the $1,000,000,000 Credit
         Agreement dated as of April 29, 1998 among Vencor Operating, Inc.,
         Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and NationsBank, N.A., as
         Administrative Agent. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated May 28, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.5   Waiver No. 4 dated as of July 30, 1999, under the $1,000,000,000
         Credit Agreement dated as of April 29, 1998 among Vencor Operating,
         Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-
         Agents party thereto and Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and NationsBank, N.A., as
         Administrative Agent. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.6   Waiver No. 5 dated as of August 27, 1999, under the $1,000,000,000
         Credit Agreement dated as of April 29, 1998 among Vencor Operating,
         Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the Senior Managing Agents, Managing Agents and Co-
         Agents party thereto and Morgan Guaranty Trust Company of New York, as
         Documentation Agent and Collateral Agent, and NationsBank, N.A., as
         Administrative Agent. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.7 Debtor-in-Possession Credit Agreement dated as of September 13, 1999, among Vencor, Inc., Vencor Operating, Inc. and each of the subsidiaries of Vencor, Inc. party thereto, the Lenders party thereto, the LC Issuing Banks party thereto and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.
         Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.8   First Amendment to Debtor-in-Possession Credit Agreement and First
         Amendment to Security Agreement dated October 21, 1999 among Vencor,
         Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature page thereof and Morgan Guaranty Trust Company of New York as
         Arranger, Collateral Agent and Administrative Agent.

  10.9   Second Amendment to Debtor-in-Possession Credit Agreement dated
         November 19, 1999 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.10   Third Amendment to Debtor-in-Possession Credit Agreement dated
         December 23, 1999 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the
         Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.11   Fourth Amendment to Debtor-in-Possession Credit Agreement dated
         February 9, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.12   Fifth Amendment to Debtor-in-Possession Credit Agreement dated
         February 23, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.13*  Vencor Retirement Savings Plan Amended and Restated as of January 1,
         1997. Exhibit 10.2 to the Ventas, Inc. Form 10-K for the year ended
         December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.14*  Amendment No. 1 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997. Exhibit 10.3 to the Ventas, Inc. Form
         10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.15*  Amendment No. 2 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997. Exhibit 10.4 to the Ventas, Inc. Form
         10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.16*  Amendment No. 3 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997. Exhibit 10.5 to the Ventas, Inc. Form
         10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.17*  Amendment No. 4 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.18*  Amendment No. 5 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.19*  Amendment No. 6 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.20*  Amendment No. 7 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.21*  Amendment No. 8 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.22*  Amendment No. 9 to the Vencor Retirement Savings Plan Amended and
         Restated dated January 1, 1997.

 10.23* Vencor, Inc. 401(k) Master Trust Agreement dated January 1, 1997 by and between the Company and Wachovia Bank of North Carolina, N.A.
         Exhibit 10.6 to the Ventas, Inc. Form 10-K for the year ended December
         31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.24*  Amendment No. 1 to Vencor, Inc. 401(k) Master Trust Agreement dated
         January 1, 1997 by and between the Company and Wachovia Bank of North
         Carolina, N.A. Exhibit 10.7 to the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.25* Amendment No. 2 to Vencor, Inc. 401(k) Master Trust Agreement by and between the Company and Wachovia Bank of North Carolina, N.A. Exhibit
         10.3 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.26*  Retirement Savings Plan for Certain Employees of Vencor and its
         Affiliates Amended and Restated as of January 1, 1997. Exhibit 10.8 to
         the Ventas, Inc. Form 10-K for the year ended December 31, 1997 (Comm.
         File No. 1-19089) is hereby incorporated by reference.

 10.27* Amendment No. 1 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated as of January 1, 1997.

 10.28* Amendment No. 2 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated as of January 1, 1997.

 10.29* Amendment No. 3 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated as of January 1, 1997.

 10.30* Amendment No. 4 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated as of January 1, 1997.

 10.31 Tax Allocation Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.32 Transition Services Agreement dated as of April 30, 1998 by and between the Company and Ventas, Inc. Exhibit 10.10 to the Company's
         Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No.
         001-14057) is hereby incorporated by reference.

 10.33 Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between the Company and its subsidiaries and Ventas, Inc.
         Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.34   Agreement of Indemnity-Third Party Contracts dated as of April 30,
         1998 by and between the Company and its subsidiaries and Ventas, Inc.
         Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.35* Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-
         K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.36   Amended and Restated Agreement and Plan of Merger. Appendix A to
         Amendment No. 2 to the Ventas, Inc. Registration Statement on Form S-4
         (Reg. No. 33-59345) is hereby incorporated by reference.

 10.37   Agreement and Plan of Merger dated as of February 9, 1997 among
         TheraTx, Incorporated, Vencor, Inc. and Peach Acquisition Corp.
         ("Peach"). Exhibit (c)(1) to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated February 14, 1997 (Comm. File No. 1-
         10989) is hereby incorporated by reference.

 10.38   Amendment No. 1 to Agreement and Plan of Merger dated as of February
         28, 1997 among TheraTx, Incorporated, Vencor, Inc. and Peach. Exhibit
         (c)(3) of Amendment No. 2 to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.39 Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit
         99.1 to the Current Report on Form 8-K of Transitional dated October
         22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.
 10.40   Agreement and Plan of Merger between Transitional Hospitals
         Corporation and Behavioral Healthcare Corporation, dated October 22,
         1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------

 10.41   First Amendment to Asset Purchase Agreement between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.42   Amendment to Agreement and Plan of Merger between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.43*  Vencor, Inc. 1998 Incentive Compensation Plan. Exhibit 10.23 to the
         Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.44*  Vencor, Inc. 1998 Stock Option Plan for Non-Employee Directors.
         Exhibit 10.24 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.45*  Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit
         10.25 to the Company's Registration Statement on Form S-4 (Reg. No.
         333-57953) is hereby incorporated by reference.

 10.46*  Vencor, Inc. Non-Employee Directors Deferred Compensation Plan.
         Exhibit 10.26 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.47*  Vencor, Inc. Supplemental Executive Retirement Plan dated January 1,
         1998, as amended. Exhibit 10.27 to the Company's Registration
         Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.48* Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999.

 10.49* Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999.

 10.50*  Form of Vencor Operating, Inc. Change-in-Control Severance Agreement.
         Exhibit 10.28 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.51   Form of Vencor, Inc. Promissory Note. Exhibit 10.29 to the Company's
         Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.52* Form of Non-Transferable Full Recourse Secured Promissory Note dated as of September 28, 1998 made by certain executive officers in favor of Vencor Operating, Inc. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.53*  Separation Agreement and Release of Claims entered into by W. Bruce
         Lunsford and Vencor, Inc. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.54*  Separation Agreement and Release of Claims entered into by Jill L.
         Force and Vencor, Inc. Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.55*  Separation Agreement and Release of Claims entered into by Frank W.
         Anastasio and Vencor, Inc.

 10.56*  Employment Agreement dated as of February 12, 1999 between Vencor
         Operating, Inc. and Edward L. Kuntz. Exhibit 10.3 to the Company's
         Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.57*  Employment Agreement dated as of September 28, 1998 between Vencor
         Operating, Inc. and Richard A. Schweinhart.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.58*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Richard E. Chapman.

 10.59*  Employment Agreement dated as of January 4, 1999 between Vencor
         Operating, Inc. and Donald D. Finney. Exhibit 10.4 to the Company's
         Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.60* Amendment No. 1 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Donald D. Finney.

 10.61*  Employment Agreement dated as of April 19, 1999 between Vencor
         Operating, Inc. and Owen E. Dorsey. Exhibit 10.4 to the Company's Form
         10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.62* Amendment No. 1 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Owen E. Dorsey.

 10.63*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Frank J. Battafarano.

 10.64* Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano.

 10.65* Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano.

 10.66*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and James H. Gillenwater, Jr.

 10.67*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and M. Suzanne Riedman.

 10.68* Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman.

 10.69* Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman.

 10.70*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Richard A. Lechleiter.

 10.71* Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter.

 10.72* Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter.

 10.73*  Form of Vencor, Inc. Retention Agreement. Exhibit 10.3 to the
         Company's Form 10-Q for the quarterly period ended June 30, 1999
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.74   Form of Agreement regarding Preferred Stock dated as of August 17,
         1999 between Vencor Operating, Inc., Vencor, Inc. and certain officers of the Company. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.75   Distribution Agreement between the Company and Ventas, Inc. Exhibit
         10.2 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.76   Form of Master Lease Agreement between the Company and Ventas, Inc.
         Exhibit 10.3 to the Company's Form 10, as amended, dated April 27,
         1998 (Comm. File No. 001-14057) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.77  Form of First Amendment to Master Lease Agreement dated December 31,
         1998 between the Company and Ventas, Inc. Exhibit 10.47 to the
         Company's Form 10-K for the year ended December 31, 1998 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

  10.78 Second Amendment to Master Lease Agreement No. 1 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.48 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.79 Second Amendment to Master Lease Agreement No. 2 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.49 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.80 Second Amendment to Master Lease Agreement No. 3 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.50 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.81 Second Amendment to Master Lease Agreement No. 4 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.51 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.82  Development Agreement between the Company and Ventas, Inc. Exhibit
         10.4 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

  10.83  Participation Agreement between the Company and Ventas, Inc. Exhibit
         10.5 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

  10.84  Agreement and Plan of Reorganization between the Company and Ventas,
         Inc. Exhibit 10.1 to the Company's Form 10, as amended, dated April
         27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.85  Standstill Agreement dated March 31, 1999 between the Company and
         Ventas, Inc. Exhibit 99.3 to the Current Report on Form 8-K of the
         Company dated March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.86 Second Standstill Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.87  Amendment Number 1 to the Second Standstill Agreement dated April 12,
         1999 dated as of May 5, 1999 between the Company and Ventas, Inc.
         Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.88  Tolling Agreement dated April 12, 1999 between the Company and Ventas,
         Inc. Exhibit 10.58 to the Company's Form 10-K for the year ended
         December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.89  Amendment Number 2 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 1 to the Tolling Agreement dated April 12,
         1999 dated as of May 8, 1999 between the Company and Ventas, Inc.
         Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  10.90  Amendment Number 4 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 3 to the Tolling Agreement dated April 12,
         1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company
         dated June 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.91  Amendment Number 5 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 4 to the Tolling Agreement dated April 12,
         1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated July 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.92  Amendment Number 6 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 5 to the Tolling Agreement dated April 12,
         1999. Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.93  Amendment Number 7 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 6 to the Tolling Agreement dated April 12,
         1999. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.94  Stipulation Agreement by and among Ventas, Inc., Ventas Realty,
         Limited Partnership, Vencor Operating, Inc. and Vencor, Inc. Exhibit
         10.7 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  10.95 Other Debt Instruments-Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

  16 Letter from Ernst & Young LLP regarding a change in certifying accountants. Exhibit 16 to the Current Report on Form 8-K of the Company dated November 2, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  21     List of Subsidiaries.

  23.1   Consent of PricewaterhouseCoopers LLP.

  23.2   Consent of Ernst & Young LLP.

  27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Annual Report on Form 10-K.

(b) Reports on Form 8-K.

  The Company filed a Current Report on Form 8-K on October 4, 1999 announcing that the Bankruptcy Court gave final approval of the DIP Financing. The Company filed a Current Report on Form 8-K on November 5, 1999 announcing that the Company, upon approval of its Board of Directors, appointed PwC as its independent auditors for the fiscal year ending December 31, 1999 to replace Ernst & Young effective November 2, 1999. In addition, the Company filed a Current Report on Form 8-K on December 6, 1999 announcing that its fourth quarter operating results are expected to be impacted negatively by a charge related to the valuation of accounts receivable.

(c) Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) Financial Statement Schedules.

  The response to this portion of Item 14 is included in appendix page F-47 of this Report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000

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

              Signature                            Title                    Date
              ---------                            -----                    ----

    /s/ Ulysses L. Bridgeman, Jr.      Director                        March 30, 2000
______________________________________
      Ulysses L. Bridgeman, Jr.

          /s/ Elaine L. Chao           Director                        March 30, 2000
______________________________________
            Elaine L. Chao

          /s/ Donna R. Ecton           Director                        March 30, 2000
______________________________________
            Donna R. Ecton

         /s/ Stanley C. Gault          Director                        March 30, 2000
______________________________________
           Stanley C. Gault

         /s/ Edward L. Kuntz           Chairman of the Board, Chief    March 30, 2000
______________________________________  Executive Officer and
           Edward L. Kuntz              President (Principal
                                        Executive Officer)

      /s/ Richard A. Lechleiter        Vice President, Finance,        March 30, 2000
______________________________________  Corporate Controller and
        Richard A. Lechleiter           Treasurer (Principal
                                        Accounting Officer)

        /s/ William H. Lomicka         Director                        March 30, 2000
______________________________________
          William H. Lomicka

      /s/ Richard A. Schweinhart       Senior Vice President and       March 30, 2000
______________________________________  Chief Financial Officer
        Richard A. Schweinhart          (Principal Financial
                                        Officer)

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   1999, 1998 and 1997....................................................  F-4
  Consolidated Balance Sheet, December 31, 1999 and 1998..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997.................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-46
Financial Statement Schedule (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 1999, 1998
   and 1997............................................................... F-47

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                     REPORT OF PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Stockholders of Vencor, Inc.:

In our opinion, the 1999 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Vencor, Inc. and its subsidiaries (the "Company") at December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the 1999 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on the 1999 financial statements and financial statement schedule based on our audit. We conducted our audit of these 1999 statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The 1999 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, on September 13, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"); however, as of March 30, 2000, it had not filed a plan of reorganization. The Bankruptcy Proceedings, other matters discussed in the notes to the financial statements, and the Company's financial position, results of operations and cash flows as of and for the year ended December 31, 1999, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that might result from the resolution of the Bankruptcy Proceedings or other matters discussed in the notes to the consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 30, 2000

                          REPORT OF ERNST & YOUNG LLP

To the Board of Directors and Stockholders
Vencor, Inc.

We have audited the accompanying consolidated balance sheet of Vencor, Inc. as of December 31, 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. Our audits also included the 1998 and 1997 financial statement schedule listed on page F-1. These financial statements and schedule for 1998 and 1997 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying 1998 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company incurred a net loss in 1998 and was not in compliance with certain covenants of a loan agreement at December 31, 1998. In addition, the Company had a working capital deficiency at December 31, 1998. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The 1998 consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
April 13, 1999

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (In thousands, except per share amounts)

                                               1999        1998        1997
                                            ----------  ----------  ----------
Revenues................................... $2,665,641  $2,999,739  $3,116,004
                                            ----------  ----------  ----------
Salaries, wages and benefits...............  1,566,227   1,753,023   1,788,053
Supplies...................................    347,789     340,053     347,127
Rent.......................................    305,120     234,144      89,474
Other operating expenses...................    942,198     942,391     446,340
Depreciation and amortization..............     93,196     124,617     123,865
Interest expense...........................     80,442     107,008     102,736
Investment income..........................     (5,188)     (4,688)     (6,057)
                                            ----------  ----------  ----------
                                             3,329,784   3,496,548   2,891,538
                                            ----------  ----------  ----------
Income (loss) before reorganization costs
 and income taxes..........................   (664,143)   (496,809)    224,466
Reorganization costs.......................     18,606           -           -
                                            ----------  ----------  ----------
Income (loss) before income taxes..........   (682,749)   (496,809)    224,466
Provision for income taxes.................        500      76,099      89,338
                                            ----------  ----------  ----------
Income (loss) from operations..............   (683,249)   (572,908)    135,128
Cumulative effect of change in accounting
 for start-up costs........................     (8,923)          -           -
Extraordinary loss on extinguishment of
 debt, net of income tax
 benefit of $48,789 in 1998 and $2,634 in
 1997......................................          -     (77,937)     (4,195)
                                            ----------  ----------  ----------
      Net income (loss)....................   (692,172)   (650,845)    130,933
Preferred stock dividend requirements......     (1,046)       (697)          -
                                            ----------  ----------  ----------
      Income (loss) available to common
       stockholders........................ $ (693,218) $ (651,542) $  130,933
                                            ==========  ==========  ==========
Earnings (loss) per common share:
  Basic:
    Income (loss) from operations.......... $    (9.72) $    (8.39) $     1.96
    Cumulative effect of change in
     accounting for start-up costs.........      (0.13)          -           -
    Extraordinary loss on extinguishment of
     debt..................................          -       (1.14)      (0.06)
                                            ----------  ----------  ----------
      Net income (loss).................... $    (9.85) $    (9.53) $     1.90
                                            ==========  ==========  ==========
  Diluted:
    Income (loss) from operations.......... $    (9.72) $    (8.39) $     1.92
    Cumulative effect of change in
     accounting for start-up costs.........      (0.13)          -           -
    Extraordinary loss on extinguishment of
     debt..................................          -       (1.14)      (0.06)
                                            ----------  ----------  ----------
      Net income (loss).................... $    (9.85) $    (9.53) $     1.86
                                            ==========  ==========  ==========
Shares used in computing earnings (loss)
 per common share:
  Basic....................................     70,406      68,343      68,938
  Diluted..................................     70,406      68,343      70,359

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998
                    (In thousands, except per share amounts)

                                                            1999        1998
                                                         ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  148,350  $   34,551
  Accounts and notes receivable less allowance for loss
   of $180,055--1999 and $106,471--1998................     324,135     528,183
  Inventories..........................................      28,956      28,594
  Income taxes.........................................       8,884      15,315
  Other................................................      81,559      78,317
                                                         ----------  ----------
                                                            591,884     684,960
Property and equipment, at cost:
  Land.................................................      26,002      22,256
  Buildings............................................     215,508     163,846
  Equipment............................................     330,925     456,825
  Construction in progress (estimated cost to complete
   and equip after December 31, 1999--$6 million)......      42,725     106,940
                                                         ----------  ----------
                                                            615,160     749,867
  Accumulated depreciation.............................    (243,526)   (262,551)
                                                         ----------  ----------
                                                            371,634     487,316
Goodwill less accumulated amortization of $17,817--1999
 and $45,628--1998.....................................     173,818     456,644
Investment in affiliates...............................      15,874      35,707
Assets held for sale...................................      17,217      28,524
Other..................................................      65,547      81,221
                                                         ----------  ----------
                                                         $1,235,974  $1,774,372
                                                         ==========  ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................  $  101,219  $  152,103
  Salaries, wages and other compensation...............     159,482     150,906
  Due to third party payors............................      52,205     155,333
  Other accrued liabilities............................      83,967     139,254
  Long-term debt due within one year...................           -       9,048
  Long-term debt in default classified as current......           -     760,885
                                                         ----------  ----------
                                                            396,873   1,367,529
Long-term debt.........................................           -       6,600
Deferred credits and other liabilities.................      56,250      85,255
Liabilities subject to compromise......................   1,159,417           -
Series A preferred stock (subject to compromise for
 1999).................................................       1,743       1,743
Contingencies
Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 10,000
   shares; none issued and outstanding.................           -           -
  Common stock, $0.25 par value; authorized 180,000
   shares; issued 70,278 shares--1999 and 70,146
   shares--1998........................................      17,570      17,537
  Capital in excess of par value.......................     667,078     665,447
  Accumulated deficit..................................  (1,062,957)   (369,739)
                                                         ----------  ----------
                                                           (378,309)    313,245
                                                         ----------  ----------
                                                         $1,235,974  $1,774,372
                                                         ==========  ==========

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                              Shares
                          ----------------   Par     Capital
                                   Common   Value      in       Retained     Common
                          Common  Treasury Common   Excess of   Earnings    Treasury
                          Stock    Stock    Stock   Par Value   (Deficit)     Stock      Total
                          ------  -------- -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1996...................  72,615   (3,730) $18,154  $ 713,527  $   150,870  $ (85,460) $ 797,091
 Net income.............                                           130,933               130,933
 Increase in equity
  resulting from
  secondary public
  offering of Atria
  Communities, Inc.
  common stock..........                               22,553                             22,553
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     855      496      214     29,336                   6,212     35,762
 Repurchase of common
  stock.................           (2,925)                                    (81,651)   (81,651)
 Other..................                                  662                                662
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1997...................  73,470   (6,159)  18,368    766,078      281,803   (160,899)   905,350
 Net loss...............                                          (650,845)             (650,845)
 Non-cash spin-off
  transactions with
  Ventas, Inc.:
 Property and equipment,
  net...................                             (953,534)                          (953,534)
 Long-term debt.........                              991,768                            991,768
 Common treasury stock..  (5,917)   5,917   (1,479)  (156,390)                157,869          -
 Series A preferred
  stock.................                              (17,700)                           (17,700)
 Deferred income taxes..                               15,907                             15,907
 Issuance of common
  stock in connection
  with employee benefit
  plans.................   2,593      242      648     14,396                   3,030     18,074
 Preferred stock
  dividend
  requirements..........                                              (697)                 (697)
 Other..................                                4,922                              4,922
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1998...................  70,146        -   17,537    665,447     (369,739)         -    313,245
 Net loss...............                                          (692,172)             (692,172)
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     132                33        309                                342
 Preferred stock
  dividend
  requirements..........                                            (1,046)               (1,046)
 Other..................                                1,322                              1,322
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1999...................  70,278        -  $17,570  $ 667,078  $(1,062,957) $       -  $(378,309)
                          ======   ======  =======  =========  ===========  =========  =========


                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                               1999       1998        1997
                                             ---------  ---------  -----------
Cash flows from operating activities:
 Net income (loss).......................... $(692,172) $(650,845) $   130,933
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization..............    93,196    124,617      123,865
 Provision for doubtful accounts............   114,578     55,561       31,176
 Deferred income taxes......................         -     71,496       53,164
 Extraordinary loss on extinguishment of
  debt......................................         -    126,726        6,829
 Unusual transactions.......................   411,615    506,003            -
 Gain on sale of investment in Atria
  Communities, Inc..........................         -    (98,461)           -
 Reorganization costs.......................    18,606          -            -
 Cumulative effect of change in accounting
  for start-up costs........................     8,923          -            -
 Other......................................    19,247      2,173       (9,737)
 Change in operating assets and
  liabilities:
  Accounts and notes receivable.............    90,428     43,649      (87,914)
  Inventories and other assets..............     5,868    (11,920)      (7,196)
  Accounts payable..........................    25,580     52,437      (14,177)
  Income taxes..............................     6,431    (17,167)      22,850
  Due to third party payors.................    99,370    155,333            -
  Other accrued liabilities.................    45,401    (36,406)      16,251
                                             ---------  ---------  -----------
   Net cash provided by operating activities
    before reorganization costs.............   247,071    323,196      266,044
 Payment of reorganization costs............   (15,684)         -            -
                                             ---------  ---------  -----------
   Net cash provided by operating
    activities..............................   231,387    323,196      266,044
                                             ---------  ---------  -----------
Cash flows from investing activities:
 Purchase of property and equipment.........  (111,493)  (267,288)    (281,672)
 Acquisition of TheraTx, Incorporated.......         -          -     (359,439)
 Acquisition of Transitional Hospitals
  Corporation...............................         -          -     (615,620)
 Other acquisitions.........................         -    (24,227)     (36,630)
 Sale of investment in Atria Communities,
  Inc.......................................         -    177,500            -
 Sale of investment in Colorado MEDtech,
  Inc.......................................         -     22,001            -
 Sale of other assets.......................    12,289     37,827       75,988
 Surety bond deposits.......................   (17,213)         -            -
 Series A preferred stock loans.............         -    (15,930)           -
 Net change in investments..................     6,377     13,164       (4,513)
 Other......................................    (2,548)    (5,203)     (11,774)
                                             ---------  ---------  -----------
   Net cash used in investing activities....  (112,588)   (62,156)  (1,233,660)
                                             ---------  ---------  -----------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit...........................    55,000   (251,146)     418,700
 Issuance of long-term debt.................         -    700,000        2,818
 Net proceeds from senior subordinated notes
  offerings.................................         -    294,000      731,812
 Redemption of senior subordinated notes....         -   (732,547)           -
 Repayment of long-term debt................   (26,776)  (281,316)    (130,516)
 Payment of debtor-in-possession deferred
  financing costs...........................    (3,752)         -            -
 Payment of other deferred financing costs..    (2,068)   (11,334)     (22,052)
 Other issuances of common stock............         3        227       13,832
 Repurchase of common stock.................         -          -      (81,651)
 Other......................................   (27,407)         -         (207)
                                             ---------  ---------  -----------
   Net cash provided by (used in) financing
    activities..............................    (5,000)  (282,116)     932,736
                                             ---------  ---------  -----------
 Change in cash and cash equivalents........   113,799    (21,076)     (34,880)
 Cash and cash equivalents at beginning of
  period....................................    34,551     55,627       90,507
                                             ---------  ---------  -----------
 Cash and cash equivalents at end of
  period.................................... $ 148,350  $  34,551  $    55,627
                                             =========  =========  ===========
 Supplemental information:
 Interest payments.......................... $  35,783  $ 129,395  $    76,864
 Income tax payments (refunds)..............    (5,931)   (31,576)      16,042

                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

  Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 1999, the Company's health services division operated 295 nursing centers (38,573 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,931 licensed beds) in 23 states and an institutional pharmacy business.

  The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things,
(i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a Plan of Reorganization (as defined) under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The Plan of Reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 2.

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") (formerly known as Vencor, Inc.) completed the spin-off (the "Spin-off") of its healthcare operations to its stockholders through the distribution of Vencor common stock. Ventas retained ownership of substantially all of its real property and leases such real property to the Company pursuant to four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off. See Notes 2 and 20.

  On March 21, 1997, the Company acquired TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy management services and an operator of 26 nursing centers, pursuant to a cash tender offer (the "TheraTx Merger"). See Note 4.

  On June 24, 1997, the Company acquired a controlling interest in Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals, pursuant to a cash tender offer. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997 (the "Transitional Merger"). See Note 5.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 1--ACCOUNTING POLICIES (Continued)

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

  In September 1998, the Company sold approximately 88% of its investment in its assisted living affiliate, Atria Communities, Inc. ("Atria") resulting from the merger of Atria and Kapson Senior Quarters Corp. In connection with the merger, the Company retained approximately 12% of the outstanding capital stock of the surviving entity and accounts for such investment under the cost method of accounting. From July 1, 1997 to the date of sale, the Company accounted for Atria under the equity method of accounting. Prior to July 1, 1997, such accounts were consolidated with those of the Company and provisions related to minority interests in the earnings and equity of Atria were recorded since the consummation of the initial public offering in August 1996. See Notes 8 and 11.

 Impact of Recent Accounting Pronouncements

  Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," ("SFAS 130"), which established new rules for the reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. There were no significant comprehensive income items for the years ended December 31, 1999, 1998 and 1997.

  Beginning in 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires revised disclosures for segments of a company based upon management's approach to defining business operating segments. See Note 10.

  Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provisions of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1997, was not significant.

  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which was adopted by the Company in the first quarter

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 1--ACCOUNTING POLICIES (Continued)

of 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which was required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB delayed the effective date of SFAS 133 for one year. Management has not determined the effect, if any, of SFAS 133 on the Company's consolidated financial statements.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the 1999 presentation.

 Revenues

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (in thousands):

                                                1999        1998        1997
                                             ----------  ----------  ----------
   Medicare................................. $  918,395  $1,038,669  $1,082,260
   Medicaid.................................    902,032     869,923     861,832
   Private and other........................    906,849   1,136,828   1,215,899
                                             ----------  ----------  ----------
                                              2,727,276   3,045,420   3,159,991
   Elimination..............................    (61,635)    (45,681)    (43,987)
                                             ----------  ----------  ----------
                                             $2,665,641  $2,999,739  $3,116,004
                                             ==========  ==========  ==========

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 1--ACCOUNTING POLICIES (Continued)

 Property and Equipment

  Depreciation expense, computed by the straight-line method, was $68.9 million in 1999, $90.9 million in 1998 and $105.3 million in 1997. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

 Goodwill

  Costs in excess of the fair value of identifiable net assets of acquired entities are amortized using the straight-line method principally over 40 years. Amortization expense recorded for 1999, 1998 and 1997 totaled $23.3 million, $27.2 million and $11.4 million, respectively.

  Effective October 1, 1998, the Company reduced the amortization period for goodwill related to its rehabilitation therapy business to seven years. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with its rehabilitation therapy business. See Note 3.

  Effective January 1, 2000, the Company will adopt an amortization period of 20 years from the date of acquisition for goodwill.

 Long-Lived Assets

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or adjustment to the amortization period. If such circumstances suggest the recorded amounts cannot be recovered, calculated based on estimated future cash flows (undiscounted), the carrying values of such assets are reduced to fair value. See Note 8.

 Professional Liability Risks

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

 Derivative Instruments

  The Company is a party to interest rate swap agreements that eliminate the impact of changes in interest rates on certain outstanding floating rate debt. Each interest rate swap agreement is associated with all or a portion of the principal balance of a specific debt obligation. These agreements involve the exchange of amounts based on variable rates for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt, and the related amount payable to or receivable from counterparties is included in accrued interest. The fair values of the swap agreements are not recognized in the consolidated financial statements. Gains and losses on terminations of interest rate swap agreements are deferred (included in other assets) and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

 Earnings per Common Share

  Basic earnings per common share are based upon the weighted average number of common shares outstanding. Diluted earnings per common share for 1997 include the effect of employee stock options aggregating 1,421,000 shares. No incremental shares are included in the 1999 and 1998 calculations of the diluted loss per common share since the result would be antidilutive.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases"). The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

  In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing") with a bank group led by Morgan Guaranty Trust Company of New York (collectively, the "DIP Lenders"). The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which was initially scheduled to mature on March 13, 2000, is comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at prime rate plus 2 1/2% on the Tranche A Loan and prime rate plus 4 1/2% on the Tranche B Loan.

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to a recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of March 29, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to five amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions and (iii) revising the Company's cash plan originally submitted with the DIP Financing. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments. In connection with the most recent amendment to the DIP Financing dated February 23, 2000, the parties agreed, among other things, to (i) extend the maturity date of the DIP Financing until June 30, 2000, (ii) extend the period of time for the Company to file its plan of reorganization to May 1, 2000, and (iii) revise certain financial covenants. The Bankruptcy Court granted approval of this amendment to the DIP Financing on March 10, 2000.

  At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). The Company intends to seek an amendment or waiver to the DIP Financing to remedy this event of default. Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's consolidated

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

financial statements. However, if the Company is not successful in obtaining an amendment or waiver to remedy the event of default, its ability to borrow under the DIP Financing to finance its operations during the pendency of the Chapter 11 Cases may be limited.

  On November 4, 1999, the Company received approval (subject to certain conditions) to implement a management retention plan (the "Management Retention Plan") to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses will be paid in three equal amounts upon: (i) the Bankruptcy Court's approval of the Management Retention Plan, (ii) the effective date of the Plan of Reorganization (as defined) and (iii) three months following the effective date of the Plan of Reorganization.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic stay does not necessarily apply to certain actions against Ventas for which the Company has agreed to indemnify Ventas in connection with the Spin-off. In addition, the Company may assume or reject executory contracts, including lease obligations, under the Bankruptcy Code. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process.

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

  The Plan of Reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Plan of Reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Plan of Reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization until May 16, 2000. A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are satisfied. As previously announced, the Company has indicated that any Plan of Reorganization will result in the Company's common stock having little, if any, value.

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

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999,

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregate $80.3 million and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 1999. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($506 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 1999. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $1 billion at December 31, 1999. The consolidated financial statements do not include adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed in the accompanying notes. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes for this period was $8.9 million.

  As previously reported, the Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. Such a resolution with the DOJ could include a payment to the Federal government which could have a material adverse effect on the Company's liquidity and financial position. See Note 24.

 Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements (as defined) with Ventas. On March 31, 1999, the Company and Ventas entered into a standstill agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill agreement (the "Second Standstill") which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The difference between the $18.9 million base rent under the Master Lease Agreements and the reduced monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. Unpaid August 1999 rent of approximately $18.9 million will constitute a claim by Ventas in the Chapter 11 Cases which claim is potentially subject to dispute. During the pendency of the Chapter 11 Cases, the Company is recording the contractual amount of the $18.9 million monthly base rent.

  The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing.

  The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to
(i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

 Liabilities Subject to Compromise

  "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under the Plan of Reorganization and other events. Payment terms for these amounts will be established in connection with the Plan of Reorganization.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the consolidated balance sheet as liabilities subject to compromise.

  A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

   Long-term debt:
     Credit Agreement............................................... $  506,114
     1998 Notes.....................................................    300,000
     Amounts due under the HCFA Agreement...........................     80,296
     8 5/8% Senior Subordinated Notes...............................      2,391
     Unamortized deferred financing costs...........................    (12,626)
     Other..........................................................      4,592
                                                                     ----------
                                                                        880,767
                                                                     ----------
   Due to third-party payors........................................    112,694
   Accounts payable.................................................     33,693
   Accrued liabilities:
     Interest.......................................................     45,521
     Ventas rent....................................................     33,884
     Other..........................................................     52,858
                                                                     ----------
                                                                        132,263
                                                                     ----------
                                                                     $1,159,417
                                                                     ==========

  Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

NOTE 3--VENCARE REALIGNMENT

  During 1999, the Company operated its Vencare ancillary services business which provided respiratory and rehabilitation therapies and medical and pharmacy management services to nursing centers and other healthcare providers. As a result of significant declines in the demand for ancillary services caused by the Balanced Budget Act of 1997 (the "Budget Act"), management completed a realignment of its Vencare division in the fourth quarter of 1999. Vencare's rehabilitation, speech and occupational therapies were integrated into the Company's nursing center division and the division was renamed to the health services division. Vencare's institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued.

  In connection with the realignment, the Company recorded a charge aggregating $56.3 million in the fourth quarter of 1999. See Note 8.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 4--THERATX MERGER

  On March 21, 1997, the TheraTx Merger was consummated following a cash tender offer in which the Company paid $17.10 for each outstanding share of TheraTx common stock. A summary of the TheraTx Merger follows (in thousands):

   Fair value of assets acquired...................................... $633,793
   Fair value of liabilities assumed.................................. (259,439)
                                                                       --------
     Net assets acquired..............................................  374,354
   Cash received from acquired entity.................................  (14,915)
                                                                       --------
     Net cash paid.................................................... $359,439
                                                                       ========

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

NOTE 5--TRANSITIONAL MERGER

  On June 24, 1997, the Company acquired approximately 95% of the outstanding shares of common stock of Transitional through a cash tender offer in which the Company paid $16.00 per common share. The Company completed the merger of its wholly owned subsidiary with and into Transitional on August 26, 1997. A summary of the Transitional Merger follows (in thousands):

   Fair value of assets acquired...................................... $713,336
   Fair value of liabilities assumed..................................  (44,842)
                                                                       --------
     Net assets acquired..............................................  668,494
   Cash received from acquired entity.................................  (52,874)
                                                                       --------
     Net cash paid.................................................... $615,620
                                                                       ========

  The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $364.7 million. Purchase price adjustments recorded in 1998 increased goodwill by $15.6 million.

NOTE 6--BUSINESS COMBINATIONS OTHER THAN THERATX AND TRANSITIONAL

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

  The following is a summary of acquisitions consummated during 1998 and 1997 under the purchase method of accounting (in thousands):

                                                                1998     1997
                                                               -------  -------
   Fair value of assets acquired.............................. $32,286  $71,601
   Fair value of liabilities assumed..........................  (8,059) (34,971)
                                                               -------  -------
     Net cash paid for acquisitions........................... $24,227  $36,630
                                                               =======  =======

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--BUSINESS COMBINATIONS OTHER THAN THERATX AND TRANSITIONAL (Continued)


  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $7.9 million in 1998 and $5.7 million in 1997.

NOTE 7--PRO FORMA INFORMATION (UNAUDITED)

  The pro forma effect of the TheraTx Merger and Transitional Merger assuming that the transactions occurred on January 1, 1997 follows (in thousands, except per share amounts):

                                                                    Year ended
                                                                   December 31,
                                                                       1997
                                                                   ------------
   Revenues.......................................................  $3,364,274
   Income from operations.........................................      98,446
   Net income.....................................................      94,251
   Earnings per common share:
     Basic:
       Income from operations.....................................  $     1.43
       Net income.................................................        1.37
     Diluted:
       Income from operations.....................................  $     1.40
       Net income.................................................        1.34

  For the period presented, pro forma financial data have been derived by combining the financial results of the Company and TheraTx (based upon year end reporting periods ending on December 31) and Transitional (based upon year end reporting period ending on November 30).

  Pro forma income from operations for 1997 includes costs incurred by both TheraTx and Transitional in connection with the acquisitions which reduced net income by $29.7 million.

NOTE 8--UNUSUAL TRANSACTIONS

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded.

1999

  The following table summarizes the pretax impact of unusual transactions recorded during 1999 (in millions):

                                                    Quarters
                                            -------------------------
                                            First Second Third Fourth   Year
                                            ----- ------ ----- ------  ------
   (Income)/expense
   Asset valuation losses:
     Long-lived asset impairment...........                    $330.4  $330.4
     Investment in BHC.....................       $15.2                  15.2
   Cancellation of software development
    project................................         5.6                   5.6
   Realignment of Vencare division.........                      56.3    56.3
   Retirement plan curtailment.............                       7.3     7.3
   Corporate properties....................                      (2.4)   (2.4)
                                             ---  -----   ---  ------  ------
                                             $ -  $20.8   $ -  $391.6  $412.4
                                             ===  =====   ===  ======  ======

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--UNUSUAL TRANSACTIONS (Continued)

  Long-lived asset impairment--SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

  Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which the Company valued its long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on the Company's operating results and are expected to impact negatively its operations in the future. In connection with continuing discussions with the DOJ, the Company has agreed to exclude certain expenses from its hospital Medicare cost reports beginning September 1, 1999 for which the Company had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in both 1998 and 1997. In addition, as more fully described in Note 9, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. The Company also reviewed the expected impact of the Balanced Budget Refinement Act (the "BBRA") enacted in November 1999 (which provided a measure of relief for some impact of the Budget Act) and the realignment of the Vencare ancillary services business completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of the Company's long-lived assets may be impaired.

  In accordance with SFAS 121, management estimated the future undiscounted cash flows for each of its facilities and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 71 nursing centers and 21 hospitals to their respective estimated fair values. The determination of the fair values of the impaired facilities was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                             Property
                                                  Goodwill and Equipment Total
                                                  -------- ------------- ------
   Health services division......................  $ 18.3     $ 37.7     $ 56.0
   Hospital division.............................   198.9       75.5      274.4
                                                   ------     ------     ------
                                                   $217.2     $113.2     $330.4
                                                   ======     ======     ======

  Effective January 1, 2000, the Company will adopt an amortization period of 20 years from the date of acquisition for goodwill. This change will increase amortization expense by approximately $5 million in 2000. The write-off of goodwill discussed above (assuming no change in amortization period) will reduce amortization expense by approximately $6 million in 2000.

  Investment in BHC--In connection with the Transitional Merger, the Company acquired a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation ("BHC"), an operator of psychiatric and behavioral clinics. In the second quarter of 1999, the Company wrote off its remaining investment in BHC aggregating $15.2 million as a result of deteriorating financial performance. See the discussion of unusual transactions recorded in 1998 for further information related to the Company's investment in BHC.

  Cancellation of software development project--In the second quarter of 1999, the Company canceled a nursing center software development project and charged previously capitalized costs to operations.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--UNUSUAL TRANSACTIONS (Continued)

  Realignment of Vencare division--As discussed in Note 3, the Company realigned the Vencare ancillary services division in the fourth quarter of 1999. As a result, the Company recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

  Retirement plan curtailment--In December 1999, the Board of Directors approved the curtailment of benefits under the Company's supplemental executive retirement plan, resulting in an actuarially determined charge of $7.3 million. Under the terms of the curtailment, plan benefits were vested for each eligible participant through December 31, 1999 and the accrual of future benefits under the plan was substantially eliminated. The Board of Directors also deferred the time at which certain benefits would be paid by the Company.

  Corporate properties--During 1999, the Company adjusted estimated property loss provisions recorded in the fourth quarter of 1998, resulting in a pretax credit of $2.4 million.

1998

  The following table summarizes the pretax impact of unusual transactions recorded during 1998 (in millions):

                                                   Quarters
                                          ---------------------------
                                          First Second Third   Fourth   Year
                                          ----- ------ ------  ------  ------
   (Income)/expense
   Asset valuation losses:
     Long-lived asset impairment.........                      $307.8  $307.8
     Investment in BHC...................              $  8.5    43.1    51.6
     Wisconsin nursing center............                        27.5    27.5
     Corporate properties................       $ 8.8     2.9    15.1    26.8
     Acquired entities...................                        13.5    13.5
   Gain on sale of investments...........               (98.5)  (13.0) (111.5)
   Losses from termination of
    construction projects................                71.3            71.3
   Spin-off transaction costs............ $7.7    9.6                    17.3
   Write-off of clinical information
    systems..............................                        10.1    10.1
   Doubtful accounts related to sold
    operations...........................                 9.6             9.6
   Settlement of litigation..............                         7.8     7.8
   Loss on sale and closure of home
    health and hospice businesses........         7.3                     7.3
                                          ----  -----  ------  ------  ------
                                          $7.7  $25.7  $ (6.2) $411.9  $439.1
                                          ====  =====  ======  ======  ======

  Long-lived asset impairment--The Balanced Budget established, among other things, a new Medicare prospective payment system ("PPS") for nursing centers. All of the Company's nursing centers became subject to PPS effective July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8--UNUSUAL TRANSACTIONS (Continued)

and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective in the fourth quarter of 1997. The reductions in TEFRA incentive payments and allowable costs for bad debts became effective in the third and fourth quarters of 1998. The reduction for payments for services to patients transferred from a general acute care hospital became effective in the fourth quarter of 1998. These reductions had a material adverse impact on hospital revenues in 1998 and may impact adversely the Company's ability to develop additional long-term care hospitals in the future.

  The Company provided ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry became subject to PPS on or after January 1, 1999, management believed that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into ancillary service contracts while transitioning to the new fixed payment system under PPS. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believed that the decline in demand for its Vencare services in 1998, particularly respiratory therapy and rehabilitation therapy, was mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company (including the rehabilitation contract therapy business acquired as part of the TheraTx Merger). Under these rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the Company's ancillary services businesses in 1998.

  These significant regulatory changes and the impact of such changes on the Company's operating results in the third and fourth quarters of 1998 served as an indication to management that the carrying values of the assets of its nursing center and hospital facilities, as well as certain portions of its ancillary services business, may be impaired.

  In accordance with SFAS 121, management estimated the future undiscounted cash flows for each of its facilities and ancillary services lines of business and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, the Company reduced the carrying amounts of the assets associated with 110 nursing centers, 12 hospitals and a portion of the goodwill associated with the rehabilitation therapy business to their respective estimated fair values. The determination of the fair values of the impaired facilities and rehabilitation therapy business was based upon the net present value of estimated future cash flows.

  A summary of the impairment charges follows (in millions):

                                                             Property
                                                  Goodwill and Equipment Total
                                                  -------- ------------- ------
   Health services division:
     Nursing centers.............................  $ 27.7     $ 71.6     $ 99.3
     Ancillary services..........................    99.2        0.2       99.4
   Hospital division.............................    74.4       34.7      109.1
                                                   ------     ------     ------
                                                   $201.3     $106.5     $307.8
                                                   ======     ======     ======


  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the rehabilitation therapy business acquired as part of the TheraTx Merger was reduced from forty years to

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8--UNUSUAL TRANSACTIONS (Continued)

seven years, effective October 1, 1998. Management believed that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period was deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with the rehabilitation therapy business.

  Investment in BHC--Subsequent to the Transitional Merger, the Company had been unsuccessful in its attempts to sell its investment in BHC. In July 1998, the Company entered into an agreement to sell its interest in BHC for an amount less than its carrying value and accordingly, a provision for loss of $8.5 million was recorded during the third quarter. In November 1998, the agreement to sell the Company's interest in BHC was terminated by the prospective buyer, indicating to the Company that the carrying amount of its investment may be impaired. Following an independent appraisal, the Company recorded a $43.1 million write-down of the investment in the fourth quarter of 1998. The net carrying amount of the investment aggregated $20.0 million at December 31, 1998.

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

  Spin-off transaction costs--The Spin-off was completed on May 1, 1998. Direct costs related to the transaction totaled $17.3 million and primarily included costs for professional services.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8--UNUSUAL TRANSACTIONS (Continued)

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

  Loss on sale and closure of home health and hospice businesses--The Company began operating its home health and hospice businesses in 1996. These operations generally were unprofitable. In the second quarter of 1998, management decided to cease operations and either close or sell these businesses, resulting in a loss of $7.3 million.

1997

  During 1997, the Company completed the reorganization of the institutional pharmacy business and, in the fourth quarter, adjusted the accrued costs of these activities originally recorded in 1996. The adjustment increased pretax income by $8.7 million. In addition, changes in estimates and gains related to the disposition of assets increased pretax income by $5.1 million during 1997.

NOTE 9--FOURTH QUARTER ADJUSTMENTS

  In addition to the unusual transactions discussed in Note 8, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                              Health Services
                                 Division      Hospital Division
                             ----------------- ------------------
                             Nursing Ancillary
                             Centers Services  Hospitals Pharmacy Corporate Total
                             ------- --------- --------- -------- --------- ------
1999
   (Income)/expense
   Provision for doubtful
    accounts...............   $40.2    $26.8     $ 6.5     $8.9             $ 82.4
   Medicare supplement
    insurance disputes.....                       18.8                        18.8
   Third-party
    reimbursements and
    contractual allowances,
    including amounts due
    from government
    agencies and other
    payors that are subject
    to dispute.............     2.0               59.6                        61.6
   Professional liability
    risks..................    10.5      0.3       0.6                        11.4
   Employee benefits.......    (6.3)    (1.5)     (1.8)                       (9.6)
   Incentive compensation..     2.2               (1.9)    (1.1)              (0.8)
   Inventories.............     0.9                         6.3                7.2
   Other...................     1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                              -----    -----     -----     ----     -----   ------
                              $51.2    $25.2     $83.8     $9.7     $(2.8)  $167.1
                              =====    =====     =====     ====     =====   ======

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--FOURTH QUARTER ADJUSTMENTS (Continued)

                              Health Services
                                 Division      Hospital Division
                             ----------------- ------------------
                             Nursing Ancillary
                             Centers Services  Hospitals Pharmacy Corporate Total
                             ------- --------- --------- -------- --------- -----
1998
   (Income)/expense
   Provision for doubtful
    accounts...............   $14.0    $ 6.8     $ 5.7     $2.5             $29.0
   Third-party
    reimbursements and
    contractual allowances,
    including amounts due
    from government
    agencies and other
    payors that are subject
    to dispute.............     4.8     11.5      11.4                       27.7
   Change in goodwill
    amortization period
    related to
    rehabilitation therapy
    business...............              6.4                                  6.4
   Taxes other than
    income.................                                         $ 6.4     6.4
   Compensated absences....     2.1      1.3      (0.8)               0.7     3.3
   Incentive compensation..    (1.0)    (0.4)     (0.8)    (0.1)     (2.9)   (5.2)
   Litigation and
    regulatory actions.....                                           3.5     3.5
   Miscellaneous
    receivables............                                 5.2               5.2
   Gain on sale of assets..             (2.0)                                (2.0)
   Other...................     1.2      0.4      (1.0)     0.3       3.7     4.6
                              -----    -----     -----     ----     -----   -----
                              $21.1    $24.0     $14.5     $7.9     $11.4   $78.9
                              =====    =====     =====     ====     =====   =====

  The Company regularly reviews its accounts receivable and records provisions for loss based upon the best available evidence. Factors such as changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors (including both government and non-government sources), the effect of increased regulatory activities, general industry conditions and the financial condition of the Company and its ancillary service customers, among other things, are considered by management in determining the expected collectibility of accounts receivable.

  During the past two years, the Company has recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of its divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and, in 1999, the realignment of the Vencare businesses (including the cancellation of unprofitable contracts and the discontinuance of certain services) and the filing of the Chapter 11 Cases in September 1999.

  In addition, the Company recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in the Company's nursing center business during 1999.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--BUSINESS SEGMENT DATA

  The Company operates two business segments: the health services division and the hospital division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division operates hospitals and an institutional pharmacy business. The operations of the Company's independent and assisted living business, Atria, were consolidated for accounting purposes through June 30, 1997, accounted for under the equity method from July 1, 1997 until September 1998 and under the cost method thereafter.

  The following table represents the Company's revenues, operating results and assets by operating segment and gives effect to the realignment of the former Vencare businesses for all periods presented. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's business segments excludes allocations of corporate overhead.

                                                1999        1998        1997
                                             ----------  ----------  ----------
                                                      (In thousands)
Revenues:
 Health services division:
 Nursing centers...........................  $1,594,244  $1,667,343  $1,766,403
 Rehabilitation services...................     195,731     264,574     230,525
 Other ancillary services..................      43,527     168,165     244,303
 Elimination...............................    (128,267)   (124,500)    (65,911)
                                             ----------  ----------  ----------
                                              1,705,235   1,975,582   2,175,320
 Hospital division:
 Hospitals.................................     850,548     919,847     785,829
 Pharmacy..................................     171,493     149,991     167,643
                                             ----------  ----------  ----------
                                              1,022,041   1,069,838     953,472
 Atria.....................................           -           -      31,199
                                             ----------  ----------  ----------
                                              2,727,276   3,045,420   3,159,991
 Elimination of pharmacy charges to Company
  nursing centers..........................     (61,635)    (45,681)    (43,987)
                                             ----------  ----------  ----------
                                             $2,665,641  $2,999,739  $3,116,004
                                             ==========  ==========  ==========
Income (loss) from operations:
 Operating income (loss):
 Health services division:
  Nursing centers..........................  $  185,764  $  216,575  $  242,889
  Rehabilitation services..................       3,233      18,594      47,683
  Other ancillary services.................       4,166      30,183      39,653
                                             ----------  ----------  ----------
                                                193,163     265,352     330,225
 Hospital division:
  Hospitals................................     136,903     248,983     237,445
  Pharmacy.................................         719      15,327      27,209
                                             ----------  ----------  ----------
                                                137,622     264,310     264,654
 Atria.....................................           -           -       9,945
 Corporate overhead........................    (108,940)   (126,265)    (84,173)
 Unusual transactions......................    (412,418)   (439,125)     13,833
 Reorganization costs......................     (18,606)          -           -
                                             ----------  ----------  ----------
  Operating income (loss)..................    (209,179)    (35,728)    534,484
 Rent......................................    (305,120)   (234,144)    (89,474)
 Depreciation and amortization.............     (93,196)   (124,617)   (123,865)
 Interest, net.............................     (75,254)   (102,320)    (96,679)
                                             ----------  ----------  ----------
 Income (loss) before income taxes.........    (682,749)   (496,809)    224,466
 Provision for income taxes................         500      76,099      89,338
                                             ----------  ----------  ----------
                                             $ (683,249) $ (572,908) $  135,128
                                             ==========  ==========  ==========

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 10--BUSINESS SEGMENT DATA (Continued)

                                                  1999       1998       1997
                                               ---------- ---------- ----------
                                                        (In thousands)
Assets:
 Health services division..................... $  489,316 $  710,764 $1,608,404
 Hospital division............................    337,218    791,065  1,230,301
 Corporate....................................    409,440    272,543    496,034
                                               ---------- ---------- ----------
                                               $1,235,974 $1,774,372 $3,334,739
                                               ========== ========== ==========

NOTE 11--INVESTMENTS IN AFFILIATES

  Affiliated companies accounted for on the equity method include BHC and various other healthcare related companies. Affiliated companies accounted for on the cost basis include Atria (after September 1998). Summarized financial data reported by these affiliates and a summary of the amounts recorded in the Company's consolidated financial statements as of and for the years ended December 31, 1999 and 1998 follow (in thousands):

                                                            1999
                                               --------------------------------
                                               Atria   BHC      Other   Total
                                               ----- --------  ------- --------
   Financial position:
    Current assets............................ $   - $ 43,386  $ 8,770 $ 52,156
    Current liabilities.......................     -   39,919    3,856   43,775
    Working capital...........................     -    3,467    4,914    8,381
    Noncurrent assets.........................     -  151,339   15,427  166,766
    Noncurrent liabilities....................     -   77,584   15,347   92,931
    Stockholders' equity......................     -   77,222    4,994   82,216
   Results of operations:
    Revenues..................................     -  259,407   26,758  286,165
    Net income (loss).........................     -  (45,255)   1,728  (43,527)
   Amounts recorded by the Company:
    Investment in affiliates.................. 9,237        -    6,637   15,874
    Equity in earnings (loss).................     -   (4,788)     444   (4,344)

                                                            1998
                                               --------------------------------
                                               Atria   BHC      Other   Total
                                               ----- --------  ------- --------
   Financial position:
    Current assets............................ $   -  $68,762  $ 7,907 $ 76,669
    Current liabilities.......................     -   27,725    3,234   30,959
    Working capital...........................     -   41,037    4,673   45,710
    Noncurrent assets.........................     -  189,752   16,001  205,753
    Noncurrent liabilities....................     -  108,311   17,024  125,335
    Stockholders' equity......................     -  122,478    3,650  126,128
   Results of operations:
    Revenues..................................     -  300,464   27,680  328,144
    Net income (loss).........................     -   (3,334)   2,078   (1,256)
   Amounts recorded by the Company:
    Investment in affiliates.................. 9,237   20,000    6,470   35,707
    Equity in earnings (loss)................. 2,388   (1,429)   6,073    7,032

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 12--INCOME TAXES

  Provision for income taxes consists of the following (in thousands):

                                                            1999  1998    1997
                                                            ---- ------- -------
   Current:
     Federal............................................... $  -  $3,945 $31,006
     State.................................................  500     658   5,168
                                                            ---- ------- -------
                                                             500   4,603  36,174
   Deferred................................................    -  71,496  53,164
                                                            ---- ------- -------
                                                            $500 $76,099 $89,338
                                                            ==== ======= =======

  Reconciliation of Federal statutory tax expense to the provision for income taxes follows (in thousands):

                                                  1999       1998      1997
                                                ---------  ---------  -------
   Income tax expense (benefit) at Federal
    rate....................................... $(242,085) $(173,883) $78,563
   State income taxes, net of Federal income
    tax benefit................................   (24,209)   (17,388)   8,085
   Merger and restructuring costs..............         -      5,943        -
   Goodwill amortization.......................     8,541      8,823    3,512
   Write-off of goodwill.......................    99,902     77,482        -
   Gain on sale of Atria.......................         -    (37,908)       -
   Acquisition costs and merger adjustments....         -      8,851        -
   Valuation allowance.........................   146,381    202,949        -
   Reorganization costs........................     4,672          -        -
   Other items, net............................     7,298      1,230     (822)
                                                ---------  ---------  -------
                                                $     500  $  76,099  $89,338
                                                =========  =========  =======

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                         1999                   1998
                                 ---------------------- ----------------------
                                  Assets    Liabilities  Assets    Liabilities
                                 ---------  ----------- ---------  -----------
   Depreciation................. $       -    $11,275   $       -    $26,707
   Insurance....................    10,666          -       5,572          -
   Doubtful accounts............   143,193          -      77,036          -
   Property.....................   105,555          -      91,927          -
   Compensation.................    16,234          -      10,599          -
   Subsidiary net operating
    losses (expiring in 2019)...    56,087          -      33,519          -
   Other........................    47,086     18,216      18,775      7,772
                                 ---------    -------   ---------    -------
                                   378,821    $29,491     237,428    $34,479
                                              =======                =======
   Reclassification of deferred
    tax liabilities.............   (29,491)               (34,479)
                                 ---------              ---------
   Net deferred tax assets......   349,330                202,949
   Valuation allowance..........  (349,330)              (202,949)
                                 ---------              ---------
                                 $       -              $       -
                                 =========              =========

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 12--INCOME TAXES (Continued)

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon these revised forecasts, management does not believe that the Company can generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1999 and 1998. As a result of these estimates, the Company recorded a deferred tax asset valuation allowance aggregating $203 million in 1998 and $146 million in 1999. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 1999 totaled $349 million.

  At the time of the Spin-off, the Company recorded both a deferred tax asset and a valuation allowance for identical amounts in connection with the difference in book and tax basis of the Company's investment in Atria which resulted from the Spin-off. The valuation allowance was recorded due to the litigation and other uncertainties associated with the realization of the deferred tax asset, based upon the available evidence at the time of the Spin-off. During the third quarter of 1998, upon favorable resolution of such litigation and completion of the Atria sale, the Company adjusted the valuation allowance that had been recorded in the second quarter of 1998.

NOTE 13--PROFESSIONAL LIABILITY RISKS

  The Company insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary were $39.1 million for 1999, $16.7 million for 1998 and $10.7 million for 1997.

  Investments held for the payment of claims and expenses incident thereto, included principally in current assets, aggregated $48.2 million (including $12.6 million due to the Company under reinsurance agreements) and $24.9 million at December 31, 1999 and 1998, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $43.7 million and $24.2 million at December 31, 1999 and 1998, respectively. The allowances for professional liability risks are net of reinsurance recoveries of $22.2 million and $21.6 million at December 31, 1999 and 1998, respectively.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 14--LONG-TERM DEBT

 Capitalization

  All long-term debt at December 31, 1999 was subject to compromise. A summary of long-term debt at December 31 follows (in thousands):

                                                            1999       1998
                                                          ---------  ---------
   Senior collateralized debt, 8% to 12% (rates
    generally floating) payable in periodic installments
    through 2017........................................  $   1,851  $   1,944
   Term A Loan, 7.9% to 8.6% (rates generally floating)
    payable in periodic installments through 2003.......    224,623    232,261
   Term B Loan, 8.4% to 9.1% (rates generally floating)
    payable in periodic installments through 2005.......    226,491    233,207
   Bank revolving credit agreement due 2003 (floating
    rates averaging 10%)................................     55,000          -
   9 7/8% Senior Subordinated Notes due 2005............    300,000    300,000
   8 5/8% Senior Subordinated Notes due 2007............      2,391      2,391
   Amounts due to HCFA, 13.4% payable in monthly
    installments through 2004...........................     80,296          -
   Unamortized deferred financing costs.................    (12,626)         -
   Other................................................      2,741      6,730
                                                          ---------  ---------
     Total debt, average life of five years (rates
      averaging 9.5%)...................................    880,767    776,533
   Amounts due within one year..........................          -     (9,048)
   Amounts in default classified as current.............          -   (760,885)
   Amounts subject to compromise........................   (880,767)         -
                                                          ---------  ---------
     Long-term debt.....................................  $       -  $   6,600
                                                          =========  =========

  In accordance with SOP 90-7, unamortized deferred financing costs have been classified as reductions of long-term debt subject to compromise.

  In connection with the Chapter 11 Cases, the Company entered into the DIP Financing with certain lenders. At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). The Company intends to seek an amendment or waiver to the DIP Financing to remedy this event of default. Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's consolidated financial statements. However, if the Company is not successful in obtaining an amendment or waiver to remedy the event of default, its ability to borrow under the DIP Financing to finance its operations during the pendency of the Chapter 11 Cases may be limited.

  In connection with the Spin-off, the Company consummated the $1.0 billion Credit Agreement which includes (i) a five-year $300 million revolving credit facility (the "Revolving Credit Facility"), (ii) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (iii) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (iv) a $200 million Bridge Loan (the "Bridge Loan") which was repaid in September 1998 primarily from the proceeds of the sale of the Company's investment in Atria. Interest is payable, depending on certain leverage ratios and other factors, at a rate of prime plus 2% to 3 1/2% for the Revolving Credit Facility, LIBOR plus 3/4% to 3% for the Term A Loan, and LIBOR plus 2 1/4% to 3 1/2% for the Term B Loan.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 14--LONG-TERM DEBT (Continued)

  On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of the 1998 Notes, which are not callable by the Company until 2002. On September 10, 1998, the Company exchanged the 1998 Notes for publicly registered securities having identical terms and conditions.

  Approximately $826 million of debt subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

 Refinancing Activities

  In connection with the Spin-off, the Company refinanced substantially all of its long-term debt, resulting in after-tax losses of $77.9 million in 1998.

  In connection with the TheraTx Merger and the Transitional Merger, the Company refinanced its bank debt, resulting in after-tax losses of $4.2 million in 1997.

 Other Information

  At December 31, 1999, the Company was a party to certain interest rate swap agreements that eliminate the impact of changes in interest rates on $100 million of floating rate debt outstanding. The agreements provide for fixed rates on $100 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expires in May 2000. The fair value of the swap agreements, or the estimated amount the Company would pay to terminate the agreements based on current interest rates, is not recognized in the consolidated financial statements.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. In addition, the Company may assume or reject executory contracts under the Bankruptcy Code.

  If the Chapter 11 Cases had not been filed, the scheduled maturities of long-term debt in years 2001 through 2004 would be $79.8 million, $148.1 million, $100.7 million and $184.9 million, respectively.

  The estimated fair value of the Company's long-term debt was $485.3 million and $725.1 million at December 31, 1999 and 1998, respectively, compared to carrying amounts aggregating $893.4 million and $776.5 million. The estimate of fair value includes the effect of the interest rate swap agreements and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to the Company for debt of the same remaining maturities. The estimated fair value of the interest rate swap agreements was $157,000 and $3.9 million (both payable positions) at December 31, 1999 and 1998, respectively.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 15--LEASES

  The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The Company may assume or reject executory contracts, including lease agreements, under the Bankruptcy Code. The Company has not rejected any lease agreements since the Chapter 11 Cases were filed. Future minimum payments and related sublease income under non-cancelable operating leases are as follows (in thousands):

                                                Minimum Payments
                                          ----------------------------- Sublease
                                            Ventas    Other    Total     Income
                                          ---------- ------- ---------- --------
     2000................................ $  229,620 $57,532 $  287,152 $ 7,014
     2001................................    234,212  44,801    279,013   5,152
     2002................................    238,897  31,859    270,756   2,523
     2003................................    243,674  24,873    268,547   2,479
     2004................................    248,548  15,177    263,725   2,017
     Thereafter..........................  1,458,134  93,188  1,551,322  11,525

  Sublease income aggregated $2.4 million, $6.9 million and $8.0 million for 1999, 1998 and 1997, respectively.

NOTE 16--CONTINGENCIES

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

    Interest rate swap agreements--The Company is a party to certain agreements which reduce the impact of changes in interest rates on $100 million of its floating rate long-term debt. In the event of nonperformance by other parties to these agreements, the Company may incur a loss to the extent that market rates exceed contract rates.

    Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $13.1 million at December 31, 1999.

    Income taxes--The Company is contesting adjustments proposed by the Internal Revenue Service for years 1993 through 1997. In addition, the Company claims that it is entitled to certain prior year tax refunds currently held by Ventas.

    Litigation--The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 24.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 17--CAPITAL STOCK

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

                                      Shares                       Weighted
                                      under      Option Price      Average
                                      Option       per Share    Exercise Price
                                    ----------  --------------- --------------
   Balances, December 31, 1996.....  3,686,823  $0.53 to $38.38     $23.54
     Granted.......................  1,309,900   25.50 to 43.88      30.47
     Assumed in connection with
      TheraTx Merger...............    475,643    0.20 to 38.83      27.05
     Exercised.....................   (775,431)   0.53 to 35.46      17.90
     Canceled or expired...........   (301,765)  19.92 to 34.25      26.78
                                    ----------
   Balances, December 31, 1997.....  4,395,170    0.20 to 43.88      26.77
     Granted.......................  6,422,132    3.81 to 10.98       7.00
     Exchange offer:
      Canceled..................... (5,721,027)   6.12 to 16.87      10.14
      Issued.......................  4,631,694             5.50       5.50
     Exercised.....................    (48,431)   0.12 to 10.96       2.69
     Canceled or expired...........   (855,904)   3.67 to 16.58       8.22
                                    ----------
   Balances, December 31, 1998.....  8,823,634    0.08 to 16.58       5.72
     Granted.......................    423,000    0.63 to  4.50       2.50
     Exercised.....................     (7,031)            0.34       0.34
     Canceled or expired........... (1,196,924)   0.34 to 16.58       6.19
                                    ----------
   Balances, December 31, 1999.....  8,042,679  $0.08 to $15.09     $ 5.50
                                    ==========

  A summary of stock options outstanding at December 31, 1999 follows:

                                     Options Outstanding             Options Exercisable
                            -------------------------------------- ------------------------
                                Number                    Weighted     Number      Weighted
                              Outstanding     Remaining   Average    Exercisable   Average
           Range of         At December 31,  Contractual  Exercise At December 31, Exercise
       Exercise Prices           1999           Life       Price        1999        Price
       ---------------      --------------- ------------- -------- --------------- --------
   $0.08 to $9.32..........      368,509     1 to 4 years  $5.66        368,509     $5.66
   $5.50 to $15.09.........    2,355,151     5 to 7 years   6.53      2,054,852      6.57
   $0.63 to $10.59.........    5,319,019    8 to 10 years   5.04      2,924,594      5.53
                               ---------                              ---------
                               8,042,679                   $5.50      5,347,955     $5.94
                               =========                              =========

  The weighted average remaining contractual life of options outstanding at December 31, 1999 approximated eight years. Shares of common stock available for future grants were 3,824,628, 2,670,846 and 3,980,678 at December 31, 1999, 1998 and 1997, respectively. The number of options exercisable at December 31, 1998 and December 31, 1997 was 1,321,370 and 1,531,755,
respectively.

  In connection with the Spin-off, options outstanding prior thereto were bifurcated on a one-for-one basis between the Company and Ventas, and corresponding option prices were adjusted in proportion to the fair values

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 17--CAPITAL STOCK (Continued)

of the respective common stocks immediately following the Spin-off. Option data for periods prior to the Spin-off have not been restated.

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

  The Company maintains long-term incentive agreements with certain officers and key employees whereby the Company may annually issue shares of common stock to such individuals in satisfaction of predetermined performance goals. Share awards aggregated 74,330 for 1997. No share awards were issued for 1999 and 1998.

  In connection with the Spin-off, the Company adopted an employee incentive compensation and a stock option plan for non-employee directors. These plans replaced similar plans in effect prior to the Spin-off.

  In May 1997, stockholders voted to approve an employee incentive compensation plan and a stock option plan for non-employee directors. Shares issuable under the plans aggregated 3,400,000 and 200,000, respectively.

 Statement No. 123 Data

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 5.30% for 1999, 4.96% for 1998 and 5.50% for 1997; no dividend yield; expected term of seven years and volatility factors of the expected market price of the Company's common stock of .82 for 1999, .42 for 1998 and .31 for 1997.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1999, 1998 and 1997

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 17--CAPITAL STOCK (Continued)

under a Black-Scholes valuation model were $1.92, $2.62, and $13.75, respectively. Pro forma information follows (in thousands except per share amounts):

                                                 1999       1998       1997
                                               ---------  ---------  --------
     Pro forma income (loss) available to
      common stockholders..................... $(703,104) $(657,942) $120,941
     Pro forma earnings (loss) per common
      share:
       Basic.................................. $   (9.99) $   (9.63) $   1.75
       Diluted................................ $   (9.99) $   (9.63) $   1.71

NOTE 18--EMPLOYEE BENEFIT PLANS

  The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and generally are vested based upon length of service. Retirement plan expense was $10.8 million for 1999, $12.7 million for 1998 and $13.0 million for 1997. Amounts equal to retirement plan expense are funded annually.

  The Company also established a supplemental executive retirement plan in 1998 covering certain officers under which benefits are determined based primarily upon participants' compensation and length of service to the Company. The cost of the plan aggregated $11.0 million for 1999 and $4.2 million for 1998. In January 1999, the Company funded $3.7 million of plan obligations to participants through the purchase of annuities. No amounts were funded in 1998. As discussed in Note 8, the plan was curtailed by the Board of Directors in December 1999.

NOTE 19--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (in thousands):

                                                                1999     1998
                                                               ------- --------
     Patient accounts......................................... $23,893 $ 25,370
     Professional liability risks.............................  22,632   11,963
     Taxes other than income..................................  11,353   17,303
     Merger related costs.....................................   1,518    3,561
     Canceled construction project costs......................     994   12,981
     Litigation and regulatory actions........................       -   28,890
     Due to Ventas, Inc. .....................................       -    6,967
     Interest.................................................       -    6,519
     Other....................................................  23,577   25,700
                                                               ------- --------
                                                               $83,967 $139,254
                                                               ======= ========

NOTE 20--TRANSACTIONS WITH VENTAS

  For the purpose of governing certain of the ongoing relationships between the Company and Ventas after the Spin-off and to provide mechanisms for an orderly transition, the Company and Ventas entered into various agreements. The most significant agreements are as follows:

 Master Lease Agreements

  Ventas retained substantially all of the real property, buildings and other improvements (primarily long-term acute care hospitals and nursing centers) in the Spin-off and leases them to the Company under four master lease

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--TRANSACTIONS WITH VENTAS (Continued)

agreements which set forth the material terms governing each of the leased properties. In August 1998, the Company and Ventas entered into a fifth lease agreement with respect to a nursing center in Corydon, Indiana (the "Corydon Lease"). The provisions of the Corydon Lease, except for the provisions relating to rental amounts and the termination date, are substantially similar to the terms of the other master lease agreements with Ventas. The four master lease agreements, as amended, and the Corydon Lease shall be referred to herein collectively as the "Master Lease Agreements" and each, a "Master Lease Agreement."

  The leased properties include land, buildings, structures, and other improvements on the land, easements and similar appurtenances to the land and improvements and permanently affixed equipment, machinery and other fixtures relating to the operation of the facilities.

  There are multiple bundles of leased properties under each Master Lease Agreement with each bundle containing approximately seven to twelve leased properties. All leased properties within a bundle have the same base terms, ranging from 10 to 15 years. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus 2% per annum. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms thereafter at the then fair market value rental rate. The base and renewal terms of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Lease Agreements.

  The Master Lease Agreements are structured as triple-net leases or absolute-net leases. In addition to the base annual rent of approximately $222 million, plus 2% per annum if certain lessee revenue parameters are obtained, the Company is required to pay all insurance, taxes, utilities and maintenance related to the leased properties. Rent expense related to Ventas in 1999 and in 1998 (eight months) aggregated $225 million and $148 million, respectively.

  An "Event of Default" will be deemed to have occurred under any Master Lease Agreement if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not to exceed 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days; the Company loses any required healthcare license, permit or approval; the Company fails to maintain insurance; the Company creates or allows to remain certain liens; a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased; certification for reimbursement under Medicare with respect to a participating facility is revoked; any breach of any material representation or warranty of the tenant; a tenant becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility; or a default under any guaranty of the lease or under certain indemnity agreements between the Company and Ventas.

  Except as noted below, upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies:
(i) after not less than ten (10) days' notice to the Company, terminate the Master Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (ii) without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any,

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--TRANSACTIONS WITH VENTAS (Continued)

between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and (iii) seek any and all other rights and remedies available under law or in equity.

  If an Event of Default is caused by (i) the loss of any required healthcare license, permit or approval, (ii) a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs, or (iii) the tenant becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period, Ventas may, if it so desires, terminate the lease with respect to the applicable facility that is the subject of the Event of Default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the lease; provided, however, that upon the occurrence of the fifth Event of Default as set forth in this paragraph, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which the Event of Default emanated.

  Any remedies provided under the Master Lease Agreements currently are subject to the supervision of the Bankruptcy Court. See Note 2.

 Development Agreement

  Under the terms of the Development Agreement, the Company, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, Ventas has the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchases the development property, the Company will lease the development property from Ventas. The annual base rent under such a lease will be ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the development property will be substantially similar to those set forth in the Master Lease Agreements. Since the Spin-off, the Company has sold one skilled nursing center to Ventas under the Development Agreement for $6.2 million.

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

  The Participation Agreement will expire April 30, 2001. The Company and Ventas each have the right to terminate the Participation Agreement in the event of a change of control.

 Transition Services Agreement

  The Transition Services Agreement provided that the Company provide Ventas with transitional administrative and support services, including but not limited to finance and accounting, human resources, risk

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--TRANSACTIONS WITH VENTAS (Continued)

management, legal, and information systems support through December 31, 1998. Ventas paid the Company $1.6 million in 1998 under the Transition Services Agreement.

 Tax Allocation Agreement

  The Tax Allocation Agreement provides that Ventas will be liable for taxes of the Ventas consolidated group attributable to periods prior to the Spin-off with respect to the portion of such taxes attributable to the property held by Ventas after the Spin-off and the Company will be liable for such pre-distribution taxes with respect to the portion of such taxes attributable to the property held by the Company after the Spin-off. The Tax Allocation Agreement further provides that Ventas will be liable for any taxes attributable to the Spin-off except that the Company will be liable for any such taxes to the extent that the Company derives certain future tax benefits as a result of the payment of such taxes. Ventas and its subsidiaries are liable for taxes payable with respect to periods after the Spin-off that are attributable to Ventas operations and the Company and its subsidiaries are liable for taxes payable with respect to periods after the Spin-off that are attributable to the Company's operations. If, in connection with a tax audit or filing of an amended return, a taxing authority adjusts the tax liability of either the Company or Ventas with respect to taxes for which the other party was liable under the Tax Allocation Agreement, such other party would be liable for the resulting tax assessment or would be entitled to the resulting tax refund. During 1998, $6.7 million was received from Ventas under the Tax Allocation Agreement. At December 31, 1998, the Company owed Ventas $5.9 million for a tax settlement under the Tax Allocation Agreement (which was repaid to Ventas in January 1999). This transaction had no impact on earnings.

  The Company and Ventas disagree with respect to certain interpretations of the Tax Allocation Agreement described above. In February 2000, Ventas received a refund of approximately $26.6 million of Federal taxes and interest in connection with its 1998 consolidated income tax return. The Company claims that it is entitled to the refund under the provisions of the Tax Allocation Agreement. No provision for loss has been recorded for this issue in the accompanying consolidated financial statements.

NOTE 21--OTHER RELATED PARTY TRANSACTIONS

  In connection with the Spin-off, the Company loaned certain executive officers an amount equal to the estimated personal income taxes payable by them as a result of the Spin-off (the "Tax Loans"). Each Tax Loan is evidenced by a promissory note which has a term of ten years and bears interest at 5.77% per annum. Principal on the Tax Loans is scheduled to be repaid in ten equal annual installments which began on June 15, 1999. Interest is payable quarterly; however, any interest payment on the Tax Loans is forgiven if the officer remains in his or her position with the Company on the date on which such interest payment is due. Moreover, in the event of a change in control of the Company, the entire balance of the Tax Loan will be forgiven. The terms of the Tax Loans with certain former executive officers were amended in connection with their severance agreements to provide that the payment of the principal and interest on the Tax Loans be deferred until the fifth anniversary of their respective date of termination. All Tax Loans made to current executive officers have been repaid in full.

  As part of the Spin-off, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for its healthcare operations and assets. The Preferred Stock (par value $1,000) includes a ten-year mandatory redemption provision and is convertible into common stock at a price of $12.50 per share. In connection with the purchases of the Preferred Stock, the Company loaned certain officers 90% of the purchase price ($15.9 million) of the Preferred Stock (the "Preferred Stock Loans"). Each Preferred Stock Loan is evidenced by a promissory note which has a ten year term and bears interest at 5.74%, payable annually. No principal payments are due under the promissory notes

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 21--OTHER RELATED PARTY TRANSACTIONS (Continued)

until their maturity. The promissory notes are secured by a first priority security interest in the Preferred Stock purchased by each such officer. As of December 31, 1999, $15.7 of these loans remained outstanding. The terms of the Preferred Stock Loans with certain former officers were amended in connection with their severance agreements to provide, generally, that (i) the Preferred Stock Loan will not be due and payable until April 30, 2008, (ii) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of the date of termination, (iii) interest payments will be forgiven if the average closing price of the common stock for the 90 days prior to any interest payment date is less than $8.00 and (iv) during the five-day period following the expiration of the fifth anniversary of the date of termination, the former officer will have the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par.

  In August 1999, the Company entered into agreements with certain officers which permit such officer to put the Preferred Stock to the Company for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan ("Preferred Stock Agreements"). The officer can put the Preferred Stock to the Company between January 1, 2000 and December 31, 2000. As of March 29, 2000, no officer had exercised the put option. The Preferred Stock Agreements were entered into with each officer employed by the Company in August 1999 who owned the Preferred Stock.

NOTE 22--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (in thousands):

                                                  1999              1998
                                            ----------------- ----------------
                                            Carrying   Fair   Carrying  Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- -------
   Cash and cash equivalents............... $148,350 $148,350 $34,551  $34,551
   Restricted funds (included in other
    current assets)........................   26,005   26,005  26,220   26,220
   Long-term debt, including amounts due
    within one year........................  893,393  485,314 776,533  725,064
   Interest rate swap agreements (included
    in long-term debt).....................        -      157       -    3,860

NOTE 23--REPURCHASES OF COMMON STOCK

  In the fourth quarter of 1997, the Company repurchased 2,925,000 shares of the Company's common stock at an aggregate cost of $81.7 million. This transaction was financed primarily through bank borrowings.

NOTE 24--LITIGATION

  Summary descriptions of various significant legal and regulatory activities follow:

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327
(MFW), Chapter 11, Jointly Administered. See Note 2.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into the Standstill Agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into the Second Standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

May 5, 1999. Pursuant to the Tolling Agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the Second Standstill and the Tolling Agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of the Plan of Reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  If the Company and Ventas are unable to resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (i) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (ii) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  The Company's subsidiary, TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings. The Company is defending the action vigorously.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

  The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and Federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations and liquidity would be materially adversely affected.

  A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company against the Company and certain current and former executive officers and directors of the Company. The complaint alleges that the Company and certain current and former executive officers of the Company during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning the Company's current operations and the inherent value of the Company's Common Stock. The complaint further alleges that as a result of these purported false and misleading statements concerning the Company's revenues and successful acquisitions, the price of the Common Stock was artificially inflated. In particular, the complaint alleges that the Company issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on the Company's core services and profitability. The complaint further alleges that the Company issued a series of materially false statements concerning the purportedly successful integration of its recent acquisitions and prospective earnings per share for 1997 and 1998 which the Company knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the Company filed a motion to dismiss the case. The court converted the Company's motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff has appealed the ruling to the United States Court of Appeals for the Sixth Circuit. The Company is defending this action vigorously.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

  A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of Transitional's common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling. The Company is defending this action vigorously.

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company has asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit and intends to defend these actions vigorously. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. The Company has not determined the effect, if any, such filing will have on the Company's financial condition, results of operations or liquidity. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims are stayed.

  The Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations include some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company had agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Company has cooperated fully in the investigations.

  The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active settlement discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. Such a resolution with the DOJ could include a payment to the

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

Federal government which could have a material adverse effect on the Company's liquidity and financial position. However, there can be no assurance that a settlement or other resolution will be consummated with the DOJ.

  The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts have ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.

    (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ and Vencor and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company has received several grand jury subpoenas for documents and witnesses which it has moved to quash.

    (b) The Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

    (c) Ventas and the Company's subsidiary, Vencare, Inc. ("Vencare"), among others, are defendants in the action styled United States ex rel. Roberts
  v. Vencor, Inc., et al., No. 3:97CV-349-J, filed in the United States District Court for the Western District of Kansas on June 25, 1996 and consolidated with the action styled United States of America ex rel. Meharg, et al. v. Vencor, Inc., et al., No. 3:98SC-737-H, filed in the United States District Court for the Middle District of Florida on June 4, 1998. The complaint alleges that the defendants knowingly submitted and conspired to submit false claims and statements to the Medicare

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

  program in connection with their purported provision of respiratory therapy services to skilled nursing center residents. The defendants allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of their therapists. It is further alleged that the defendants presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing centers with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Medicare and Medicaid antikickback, antifraud and abuse amendments (the "Antikickback Amendments") and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of the Antikickback Amendments. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the Antikickback Amendments. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

    (e) The Company and/or Ventas are defendants in the action styled United States ex rel. Huff and Dolan v. Vencor, Inc., et al., No. 97-4358 AHM
  (Mcx), filed in the United States District Court for the Central District of California on June 13, 1997. The plaintiff alleges that the defendant violated the Federal Civil False Claims Act by submitting false claims to the Medicare, Medicaid and CHAMPUS programs by allegedly: (1) falsifying patient bills and submitting the bills to the Medicare, Medicaid and CHAMPUS programs, (2) submitting bills for intensive and critical care not actually administered to patients, (3) falsifying patient charts in relation to the billing, (4) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (5) billing for sales calls made by nurses to prospective patients. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. Defendants dispute the allegations in the complaint. The Company, on behalf of itself and Ventas, intends to defend this action vigorously.

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (1) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy;
  (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (3) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

  The complaint further alleges that Ventas paid illegal kickbacks to referring health care professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the Antikickback Amendments and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The Company, on behalf of Ventas, intends to defend the action vigorously.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States of America intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in defendants' nursing centers and for third party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint and intend to defend this action vigorously.

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapist to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

    (i) In United States ex rel. George Mitchell, et al. v. Vencor, Inc., et al., filed in the United States District Court for the Southern District of Ohio on August 13, 1999, the defendants, consisting of the Company and its two subsidiaries, Vencare and Vencor Hospice, Inc., are alleged to have violated the Federal Civil False Claims Act by obtaining improper reimbursement from Medicare concerning the treatment of hospice patients. Defendants are alleged to have obtained inflated Medicare reimbursement for admitting, treating and/or failing to discharge in a timely manner hospice patients who were not "hospice appropriate." The complaint further alleges that the defendants obtained inflated reimbursement for providing medications for these hospice patients. The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations in the complaint and intends to defend vigorously the action.

    (j) In Gary Graham, on Behalf of the United States of America v. Vencor Operating, Inc. et. al., filed in the United States District Court for the Southern District of Florida on or about June 8, 1999, the defendants, including the Company, its subsidiary, Vencor Operating, Inc., Ventas, Hillhaven and Medisave, are alleged to have presented or caused to be presented false or fraudulent claims for payment to the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint alleges that Medisave, a subsidiary of the Company which was transferred from Ventas to the Company in

                                 VENCOR, INC.
                            (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 24--LITIGATION (Continued)

  the Spin-off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other Federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. Defendant allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

  In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, HCFA or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of the Company's management and may have a disruptive effect upon the Company's operations.

NOTE 25--SUBSEQUENT EVENT

  In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. These documents are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. The liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the consolidated balance sheet at December 31, 1999 and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (In thousands, except per share amounts)

                                                    1999
                                     --------------------------------------
                                      First     Second    Third     Fourth
                                     --------  --------  --------  --------
Revenues............................ $700,232  $688,892  $681,924  $594,593
Net loss:
  Loss from operations(a)...........  (14,670)  (40,531)  (42,442) (585,606)(b)
  Cumulative effect of change in
   accounting for start-up costs....   (8,923)        -         -         -
    Net loss........................  (23,593)  (40,531)  (42,442) (585,606)
Per common share:
  Basic earnings (loss):
   Loss from operations.............    (0.21)    (0.58)    (0.61)    (8.32)
   Cumulative effect of change in
    accounting for start-up costs...    (0.13)        -         -         -
    Net loss........................    (0.34)    (0.58)    (0.61)    (8.32)
  Diluted earnings (loss):
   Loss from operations.............    (0.21)    (0.58)    (0.61)    (8.32)
   Cumulative effect of change in
    accounting for start-up costs...    (0.13)        -         -         -
    Net loss........................    (0.34)    (0.58)    (0.61)    (8.32)
  Market prices(c):
    High............................     5.00      1.13      0.26      0.27
    Low.............................     0.81      0.13      0.06      0.07

                                                    1998
                                     --------------------------------------
                                      First     Second    Third     Fourth
                                     --------  --------  --------  --------
Revenues............................ $823,316  $778,706  $718,115  $679,602
Net income (loss):
  Income (loss) from operations(a)..   18,881   (23,452)   37,582  (605,919)(b)
  Extraordinary loss on
   extinguishment of debt...........        -   (77,937)        -         -
    Net income (loss)...............   18,881  (101,389)   37,582  (605,919)
Per common share:
  Basic earnings (loss):
   Income (loss) from operations....     0.28     (0.35)     0.55     (8.68)
   Extraordinary loss on
    extinguishment of debt..........        -     (1.15)        -         -
    Net income (loss)...............     0.28     (1.50)     0.55     (8.68)
  Diluted earnings (loss):
   Income (loss) from operations....     0.28     (0.35)     0.54     (8.68)
   Extraordinary loss on
    extinguishment of debt..........        -     (1.15)        -         -
    Net income (loss)...............     0.28     (1.50)     0.54     (8.68)
  Market prices(d):
   After Spin-off:
    High............................        -     12.88      7.25      5.75
    Low.............................        -      6.56      2.94      3.50

--------
(a) Includes the effect of certain unusual transactions and a charge to establish a deferred tax valuation allowance. See Notes 8 and 12 of the Notes to Consolidated Financial Statements for a description of these transactions.
(b) Includes certain charges related to year-end adjustments. See Note 9 of the Notes to Consolidated Financial Statements for a description of these adjustments.
(c) Vencor common stock has traded on the OTC Bulletin Board under the ticker symbol of VCRI since June 10, 1999.
(d) Vencor common stock traded on the New York Stock Exchange under the ticker symbol VC through June 7, 1999.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (In thousands)

                                           Additions
                                    -------------------------
                         Balance at Charged to                             Balance
                         Beginning  Costs and                 Deductions   at End
                         of Period   Expenses    Acquisitions or Payments of Period
                         ---------- ----------   ------------ ----------- ---------
Allowances for loss on
 accounts and notes
 receivable:
  Year ended December
   31, 1997.............  $ 23,915   $ 31,176      $21,187     $(19,255)  $ 57,023
  Year ended December
   31, 1998.............    57,023     64,008(a)         -      (14,560)   106,471
  Year ended December
   31, 1999.............   106,471    114,578            -      (40,994)   180,055
Allowances for loss on
 assets held for
 disposition:
  Year ended December
   31, 1997.............    68,088          -        7,225      (43,891)    31,422
  Year ended December
   31, 1998.............    31,422     64,676(b)         -      (18,172)    77,926
  Year ended December
   31, 1999.............    77,926     10,135(c)         -      (13,245)    74,816

--------
(a) Includes unusual charges of $8.4 million.
(b) Reflects provision for loss associated with the sale or closure of home health and hospice operations, planned disposal of cancelled construction projects and corporate office properties, and closure of two hospitals.
(c)  Included in unusual transactions related to corporate properties.