Form 10-Q
period 2000-03-31
VENCOR INC /NEW/
filed 2000-05-12
CIK 1060009

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

                 For the quarterly period ended March 31, 2000

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

                                 (502) 596-7300
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X         No
                                              -----         -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class of Common Stock           Outstanding at April 30, 2000
      -----------------------------        -----------------------------
      Common stock, $0.25 par value               69,937,473 shares


================================================================================
                                    1 of 43

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                                   FORM 10-Q
                                     INDEX


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements:
        Condensed Consolidated Statement of Operations -- for the three
          months ended March 31, 2000 and 1999............................     3

        Condensed Consolidated Balance Sheet -- March 31, 2000 and
          December 31, 1999...............................................     4

        Condensed Consolidated Statement of Cash Flows -- for the
          three months ended March 31, 2000 and 1999......................     5

        Notes to Condensed Consolidated Financial Statements..............     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    23

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    36

Item 5. Other Information.................................................    41

Item 6. Exhibits and Reports on Form 8-K..................................    41

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                         2000        1999
                                                                       --------    --------
Revenues............................................................   $715,456    $700,232
                                                                       --------    --------
Salaries, wages and benefits........................................    405,313     403,894
Supplies............................................................     93,398      84,997
Rent................................................................     76,220      75,452
Other operating expenses............................................    119,796     107,007
Depreciation and amortization.......................................     17,902      22,285
Interest expense....................................................     16,239      19,536
Investment income...................................................     (1,206)       (631)
                                                                       --------    --------
                                                                        727,662     712,540
                                                                       --------    --------
Loss before reorganization costs and income taxes...................    (12,206)    (12,308)
Reorganization costs................................................      3,065       2,312
                                                                       --------    --------
Loss before income taxes............................................    (15,271)    (14,620)
Provision for income taxes..........................................        500          50
                                                                       --------    --------
Loss from operations................................................    (15,771)    (14,670)
Cumulative effect of change in accounting for start-up costs........          -      (8,923)
                                                                       --------    --------
         Net loss...................................................    (15,771)    (23,593)
Preferred stock dividend requirements...............................       (261)       (261)
                                                                       --------    --------
         Loss to common stockholders................................   $(16,032)   $(23,854)
                                                                       ========    ========

Loss per common share:
   Basic:
      Loss from operations..........................................   $  (0.23)   $  (0.21)
      Cumulative effect of change in accounting for start-up costs..          -       (0.13)
                                                                       --------    --------
         Net loss...................................................   $  (0.23)   $  (0.34)
                                                                       ========    ========

   Diluted:
      Loss from operations..........................................   $  (0.23)   $  (0.21)
      Cumulative effect of change in accounting for start-up costs..          -       (0.13)
                                                                       --------    --------
         Net loss...................................................   $  (0.23)   $  (0.34)
                                                                       ========    ========

Shares used in computing loss per common share:
   Basic............................................................     70,240      70,326
   Diluted..........................................................     70,240      70,326




                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                         March 31,    December 31,
                                                                           2000           1999
                                                                       -----------    -----------
                               ASSETS
Current assets:
 Cash and cash equivalents...........................................  $   141,906    $   148,350
 Accounts receivable less allowance for loss.........................      317,185        324,135
 Inventories.........................................................       29,817         28,956
 Insurance subsidiary investments....................................       39,376         16,483
 Income taxes........................................................        8,109          8,884
 Other...............................................................       70,393         65,076
                                                                       -----------    -----------
                                                                           606,786        591,884

Property and equipment, at cost......................................      611,560        615,160
Accumulated depreciation.............................................     (250,089)      (243,526)
                                                                       -----------    -----------
                                                                           361,471        371,634

Goodwill less accumulated amortization...............................      171,001        173,818
Investment in affiliates.............................................       16,255         15,874
Assets held for sale.................................................       16,343         17,217
Other................................................................       65,217         65,547
                                                                       -----------    -----------
                                                                       $ 1,237,073    $ 1,235,974
                                                                       ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................................  $    89,428    $   101,219
 Salaries, wages and other compensation..............................      151,810        159,482
 Due to third party payors...........................................       64,840         52,205
 Other accrued liabilities...........................................       83,753         83,967
                                                                       -----------    -----------
                                                                           389,831        396,873

Deferred credits and other liabilities...............................       61,849         56,250
Liabilities subject to compromise....................................    1,177,992      1,159,417

Series A preferred stock (subject to compromise).....................        1,743          1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,228 shares -- March 31 and 70,278 shares -- December 31..       17,557         17,570
 Capital in excess of par value......................................      667,090        667,078
 Accumulated deficit.................................................   (1,078,989)    (1,062,957)
                                                                       -----------    -----------
                                                                          (394,342)      (378,309)
                                                                       -----------    -----------
                                                                       $ 1,237,073    $ 1,235,974
                                                                       ===========    ===========




                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)

                                                                                         2000        1999
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $(15,771)   $(23,593)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     17,902      22,285
      Provision for doubtful accounts...............................................      8,801       6,725
      Reorganization costs..........................................................      3,065       2,312
      Cumulative effect of change in accounting for start-up costs..................          -       8,923
      Other.........................................................................      3,586       1,871
      Changes in operating assets and liabilities:
         Accounts receivable........................................................     (1,851)    (11,472)
         Inventories and other assets...............................................     (2,697)      9,068
         Accounts payable...........................................................       (387)     10,934
         Income taxes...............................................................        775       3,421
         Due to third party payors..................................................     12,635        (194)
         Other accrued liabilities..................................................     18,953       6,700
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...     45,011      36,980
   Payment of reorganization costs..................................................     (2,348)       (923)
                                                                                       --------    --------
            Net cash provided by operating activities...............................     42,663      36,057
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................     (8,250)    (24,492)
   Sale of assets...................................................................      2,354       3,267
   Surety bond deposits.............................................................     (3,947)          -
   Net change in investments........................................................    (22,570)      5,083
   Collection of notes receivable...................................................      1,468           -
   Other............................................................................        234        (767)
                                                                                       --------    --------
            Net cash used in investing activities...................................    (30,711)    (16,909)
                                                                                       --------    --------
Cash flows from financing activities:
   Repayment of long-term debt......................................................     (5,711)     (6,758)
   Payment of debtor-in-possession deferred financing costs.........................       (600)          -
   Payment of deferred financing costs..............................................          -        (901)
   Other............................................................................    (12,085)    (29,756)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (18,396)    (37,415)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................     (6,444)    (18,267)
Cash and cash equivalents at beginning of period....................................    148,350      34,551
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $141,906    $ 16,284
                                                                                       ========    ========
Supplemental information:
   Interest payments................................................................   $  3,444    $ 11,324
   Income tax refunds...............................................................        275       3,371

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2000, the Company's health services division operated 320 nursing centers (40,915 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,931 licensed beds) in 23 states and an institutional pharmacy business.

   The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements. See Note 3.

   On May 1, 1998, Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) completed the spin-off (the "Spin-off") of its healthcare operations to its stockholders through the distribution of Vencor common stock. Ventas retained ownership of substantially all of its real property and leases such real property to the Company pursuant to four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

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

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 1999 filed with the Securities and Exchange Commission on Form 10-K.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Notes 2 and 5, all such adjustments are of a normal and recurring nature.

   As disclosed in its 1999 Form 10-K, the Company realigned its Vencare ancillary services business in the fourth quarter of 1999. Vencare's rehabilitation, speech and occupational therapies were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. The accompanying condensed consolidated financial statements reflect the realignment of the former Vencare business for all periods presented.

   Effective January 1, 2000, the Company adopted an amortization period of 20 years from date of acquisition for goodwill. Prior thereto, the Company generally amortized such costs over 40 years.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to a recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of March 31, 2000, there were no outstanding borrowings under the DIP Financing.

   Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions and (iii) revising the Company's cash plan originally submitted with the DIP Financing. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments. In connection with the amendment to the DIP Financing dated February 23, 2000, the parties agreed, among other things, to (i) extend the maturity date of the DIP Financing until June 30, 2000, (ii) extend the period of time for the Company to file its plan of reorganization to May 1, 2000, and (iii) revise certain financial covenants. The Bankruptcy Court granted approval of this amendment to the DIP Financing on March 10, 2000.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In this amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment.

   On April 26, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to permit the Company to seek an extension to file its plan of reorganization through June 15, 2000 and to permit sales of surplus personal property.

   On November 4, 1999, the Company received approval (subject to certain conditions) to implement a management retention plan (the "Management Retention Plan") to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses be paid in three equal amounts upon:
(i) the Bankruptcy Court's approval of the Management Retention Plan, (ii) the effective date of the plan of reorganization and (iii) three months following the effective date of the plan of reorganization.

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

   As previously disclosed, the Company is developing a plan of reorganization through negotiations with key parties including its senior bank lenders (the "Senior Lenders"), the holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), Ventas and the Department of Justice (the "DOJ"), acting on behalf of the Health Care Financing Administration ("HCFA") and the Department of Health and Human Services' Office of the Inspector General ("HHS"). A substantial portion of pre-petition liabilities are subject to settlement under the plan of reorganization to be submitted by the Company.

   The plan of reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the plan of reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the plan of reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization through May 16, 2000.

   On May 11, 2000, the Company filed a motion to extend its exclusive right to submit a plan of reorganization through July 18, 2000. The hearing on this motion is scheduled for May 31, 2000. The Company has requested an interim order from the Bankruptcy Court to maintain the Company's exclusive right to file a plan of reorganization until the motion is decided.

   In support of its motion, the Company informed the Bankruptcy Court that it has continued to make progress in its reorganization proceedings. In addition, the motion notes that the Company has reached an understanding with certain of the Senior Lenders, certain holders of the 1998 Notes and the advisors to the official committee of unsecured creditors regarding the broad terms of a plan of reorganization. The Company also has continued to engage in discussions with Ventas to obtain its support for a consensual plan of reorganization and is simultaneously pursuing alternatives based upon the possible outcome of those negotiations. The Company also informed the Bankruptcy Court that it has continued its conversations with the DOJ regarding a settlement of ongoing investigations and the negotiation of other agreements with the Company. In addition, the motion further notes that the Company has filed amended schedules of unsecured creditors and has made progress in reviewing and analyzing pre-petition claims against the Company.

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

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregate $75.3 million and have been classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet at March 31, 2000. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

   In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($509 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's condensed consolidated balance sheet at March 31, 2000. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $895 million at March 31, 2000. The condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes during the first quarter of 2000 was $7.4 million.

   As previously reported, the Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. Such a resolution with the DOJ could include a payment to the Federal government which could have a material adverse effect on the Company's liquidity and financial position. See
Note 9.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Agreements with Ventas

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its lease agreements with Ventas (the "Master Lease Agreements"). On March 31, 1999, the Company and Ventas entered into a standstill agreement (the "Standstill Agreement") which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill agreement (the "Second Standstill") which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The Second Standstill was scheduled to terminate on May 5, 1999. The Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the Second Standstill (the "Tolling Agreement").

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

   The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of a plan of reorganization or the occurrence of certain defaults under the DIP Financing.

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

   A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                          March 31,    December 31,
                                            2000           1999
                                         ----------    -----------
Long-term debt:
 Credit Agreement......................  $  509,143     $  506,114
 1998 Notes............................     300,000        300,000
 Amounts due under the HCFA Agreement..      75,295         80,296
 8 5/8% Senior Subordinated Notes......       2,391          2,391
 Unamortized deferred financing costs..     (12,338)       (12,626)
 Other.................................       3,884          4,592
                                         ----------     ----------
                                            878,375        880,767
                                         ----------     ----------

Due to third party payors..............     112,694        112,694
Accounts payable.......................      32,990         33,693
Accrued liabilities:
 Interest..............................      56,027         45,521
 Ventas rent...........................      45,133         33,884
 Other.................................      52,773         52,858
                                         ----------     ----------
                                            153,933        132,263
                                         ----------     ----------
                                         $1,177,992     $1,159,417
                                         ==========     ==========

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

   A summary of first quarter revenues by payor type follows (in thousands):

                                                       2000       1999
                                                     --------   --------
Medicare...........................................  $263,877   $254,392
Medicaid...........................................   222,513    218,625
Private and other..................................   243,653    243,548
                                                     --------   --------
                                                      730,043    716,565
Elimination........................................   (14,587)   (16,333)
                                                     --------   --------
                                                     $715,456   $700,232
                                                     ========   ========

NOTE 5 -- REORGANIZATION COSTS

   Reorganization costs include professional fees incurred in connection with the Company's restructuring activities of $3.1 million for the first quarter of 2000 and $2.3 million for the first quarter of 1999.

NOTE 6 -- EARNINGS PER SHARE

   Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares are included in the calculations of the diluted loss per common share since the result would be antidilutive.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 -- BUSINESS SEGMENT DATA

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):

                                                                          First Quarter
                                                                  ------------------------------
                                                                     2000                1999
                                                                  ----------          ----------
Revenues:
Health services division:
  Nursing centers...........................................      $  412,703          $  398,374
  Rehabilitation services...................................          34,377              54,365
  Other ancillary services..................................              (5)             16,263
  Elimination...............................................         (18,091)            (34,205)
                                                                  ----------          ----------
                                                                     428,984             434,797
Hospital division:
  Hospitals.................................................         253,591             238,522
  Pharmacy..................................................          47,468              43,246
                                                                  ----------          ----------
                                                                     301,059             281,768
                                                                  ----------          ----------
                                                                     730,043             716,565
Elimination of pharmacy charges to Company nursing centers..         (14,587)            (16,333)
                                                                  ----------          ----------
                                                                  $  715,456          $  700,232
                                                                  ==========          ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
    Nursing centers.........................................      $   70,846          $   59,122
    Rehabilitation services.................................             490               6,933
    Other ancillary services................................             130               3,596
                                                                  ----------          ----------
                                                                      71,466              69,651
  Hospital division:
    Hospitals...............................................          56,029              58,411
    Pharmacy................................................          (1,181)              4,045
                                                                  ----------          ----------
                                                                      54,848              62,456
  Corporate overhead........................................         (29,365)            (27,773)
  Reorganization costs......................................          (3,065)             (2,312)
                                                                  ----------          ----------
      Operating income......................................          93,884             102,022
Rent........................................................         (76,220)            (75,452)
Depreciation and amortization...............................         (17,902)            (22,285)
Interest, net...............................................         (15,033)            (18,905)
                                                                  ----------          ----------
Loss before income taxes....................................         (15,271)            (14,620)
Provision for income taxes..................................             500                  50
                                                                  ----------          ----------
                                                                  $  (15,771)         $  (14,670)
                                                                  ==========          ==========

                                                                March 31, 2000   December 31, 1999
                                                                --------------   -----------------
Assets:
  Health services division..................................      $  494,858          $  489,316
  Hospital division.........................................         342,366             337,218
  Corporate.................................................         399,849             409,440
                                                                  ----------          ----------
                                                                  $1,237,073          $1,235,974
                                                                  ==========          ==========

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the first quarter of 2000 and 1999 includes charges of $4.9 million and $1.9 million, respectively, related to the deferred tax valuation allowance. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At March 31, 2000, the deferred tax valuation allowance included in the Company's condensed consolidated balance sheet aggregated $354.2 million.

NOTE 9 -- LITIGATION

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

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

   The Company's subsidiary, TheraTx, Incorporated ("TheraTx") is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings. The Company is defending the action vigorously.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' recent acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On May 8, 2000, the plaintiff filed a petition for rehearing or a rehearing en banc with the Sixth Circuit. The Company is defending this action vigorously.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

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

   The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

     (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ and Vencor and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas ("USAO") indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- LITIGATION (Continued)

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

NOTE 10 -- THIRD PARTY SETTLEMENTS

   In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. Cost reports are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the condensed consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to continue as a going concern; the delays or the inability to complete the Company's plan of reorganization; the ability of the Company to operate pursuant to the terms of the DIP Financing; the ability of the Company to operate successfully under the Chapter 11 Cases; risks associated with operating a business in Chapter 11; adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings; adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to attract patients given its current financial position; the ability of the Company to attract and retain key executives and other personnel; the effects of healthcare reform and legislation on the Company's business strategy and operations; the Company's ability to control costs, including labor costs, in response to the prospective payment system; adverse developments with respect to the Company's settlement discussions with the DOJ concerning ongoing investigations; and the dramatic increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 7 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2000, the Company's health services division operated 320 nursing centers (40,915 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,931 licensed beds) in 23 states and an institutional pharmacy business.

   Vencare Realignment. As disclosed in its 1999 Form 10-K, the Company realigned its Vencare ancillary services business in the fourth quarter of 1999. Vencare's rehabilitation, speech and occupational therapies were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. Financial and operating data presented in the following discussion and analysis reflect the realignment of the former Vencare business for all periods presented.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

   The condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein.

Results of Operations

 Regulatory Changes

   Legislative and regulatory activities in the long-term healthcare industry have had a significant negative impact on the Company's operating results.

   The Balanced Budget Act of 1997 (the "Budget Act"), contains extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

   The Budget Act established a prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to PPS during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates will be based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted to provide a measure of relief for some of the impact of PPS. The BBRA makes temporary adjustments in payments for the care of higher acuity patients, adjusts payment categories up by 4% for two years beginning in October 2000 and allows nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposes a two-year moratorium on certain therapy limitations for skilled nursing center patients. All of these measures will expire at the end of 2002.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Regulatory Changes (Continued)

   Including the effect of the BBRA, revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

   The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998. The reductions for payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients though internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapies into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Health Services Division - Nursing Centers

   Revenues increased 4% to $413 million in the first quarter of 2000 from $398 million in the same quarter of 1999. The increase was primarily attributable to a 1% increase in patient days and price increases from Medicaid and private payors. Medicare revenues per patient day under PPS were $292 in the first quarter of 2000 compared to $293 in the first quarter a year ago. The decline resulted primarily from lower average acuity levels of the Company's nursing center Medicare patients.

   Nursing center operating income increased 20% to $71 million in the first quarter of 2000 from $59 million last year. A substantial portion of the improvement resulted from growth in revenues and operating efficiencies related to the fourth quarter 1999 Vencare realignment. However, costs related to professional liability risks and doubtful accounts rose $8 million compared to the first quarter of 1999. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day were relatively unchanged from a year ago.

   During the first quarter of 2000, the Company entered into agreements to manage 27 additional nursing centers. The impact of these transactions was not significant.

 Health Services Division - Rehabilitation Services

   Revenues declined 37% to $34 million in the first quarter of 2000 from $54 million a year ago. The decline in revenues was primarily attributable to continued reductions in demand for ancillary services in response to fixed reimbursement rates under PPS. Approximately one-half of the revenue decline was attributable to Company-operated nursing centers. Under PPS, the reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including the Company's nursing centers) have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

   Operating income declined to $0.5 million in the first quarter of 2000 from $7 million last year. The reduction in operating income reflects a continued decline in customer demand resulting from PPS. In addition, effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximate the costs of providing such services. Accordingly, first quarter 2000 operating results do not reflect any operating income related to intercompany transactions. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline.

 Health Services Division - Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the Vencare realignment in the fourth quarter of 1999.

 Hospital Division - Hospitals

   Revenues increased 6% to $254 million in the first quarter of 2000 from $239 million in the same period a year ago. The increase was primarily attributable to 6% growth in patient days. While aggregate revenues per patient day were relatively unchanged from a year ago, the Company's revenues from non-government sources grew approximately 6% per patient day in part as a result of price increases.

   Medicare revenues per patient day declined 2% in the first quarter of 2000 from the same quarter a year ago. Medicare revenues recorded by the Company's hospitals in prior years included reimbursement for expenses related to certain costs associated with hospital-based ancillary services previously provided by the Vencare division to its nursing center customers. As part of its ongoing investigations, the DOJ has objected to including such costs on the Medicare cost reports filed by the Company's hospitals. Medicare revenues related to the reimbursement of such costs aggregated $7 million in the first quarter of 1999. In connection with the continued settlement discussions

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Hospital Division - Hospitals (Continued)

with the DOJ, the Company has agreed to discontinue recording such revenues and has excluded such costs from the Medicare cost reports since September 1, 1999.

   Hospital operating income declined 4% to $56 million in the first quarter of 2000 from $58 million in the first quarter of 1999. Despite an increase in patient days, hospital operating costs per patient day increased 3% to $727 from $704, most of which was attributable to growth in labor costs. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

 Hospital Division - Pharmacy

   Revenues increased 10% to $47 million in the first quarter of 2000 compared to $43 million a year ago. The increase resulted primarily from growth in the number of nursing center customers.

   The Company's pharmacies reported an operating loss of $1 million in the first quarter of 2000 compared to an operating profit of $4 million in the same period of the prior year. Supply costs as a percentage of revenues rose to 66% in the first quarter of 2000 from 54% in 1999. Management believes that the deterioration in operating income in the first quarter of 2000 was primarily attributable to pricing pressures associated with PPS.

 Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $29 million and $28 million in the first quarter of 2000 and 1999, respectively. As a percentage of revenues (before eliminations), the overhead ratio was 4% in the first quarter of 2000 compared to 3.9% in the same period of 1999.

 Capital Costs

   The Company leases substantially all of its facilities. Depreciation and amortization, rents and net interest costs aggregated $109 million in the first quarter of 2000 compared to $117 million last year. While rents were relatively unchanged, depreciation and amortization declined primarily as a result of significant write-offs of property, equipment and goodwill in the fourth quarter of 1999 in connection with the Company's valuation of its long-lived assets. On January 1, 2000, the Company changed its goodwill amortization period from 40 years to 20 years from date of acquisition. The impact of this change was not material. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

   During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement and the rents due to Ventas under the Master Lease Agreements. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes in the first quarter of 2000 was approximately $7 million.

 Income Taxes

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the first quarter of 2000 and 1999 includes charges of $5 million and $2 million, respectively, related to the deferred tax valuation allowance. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At March 31, 2000, the deferred tax valuation allowance included in the Company's condensed consolidated balance sheet aggregated $354 million.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $12 million, approximately the same as a year ago. Reorganization costs include professional fees incurred in connection with the Company's restructuring activities totaling $3 million and $2 million for the respective first quarter of 2000 and 1999.

   The net loss from operations in the first quarter of 2000 aggregated $16 million compared to $15 million in the first quarter of 1999. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect an accounting change for start-up costs. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Liquidity

   As previously discussed, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999.

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

   The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. In connection with the Chapter 11 Cases, the Company entered into the DIP Financing aggregating $100 million. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which was initially scheduled to mature on March 13, 2000, is comprised of the Tranche A Loan and the Tranche B Loan. Interest is payable at prime rate plus 2 1/2% on the Tranche A Loan and prime rate plus 4 1/2% on the Tranche B Loan.

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to a recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. As of March 31, 2000, there were no outstanding borrowings under the DIP Financing.

   Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions and (iii) revising the Company's cash plan originally submitted with the DIP Financing. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments. In connection with the amendment to the DIP Financing dated February 23, 2000, the parties agreed, among other things, to (i) extend the maturity date of the DIP Financing until June 30, 2000, (ii) extend the period of time for the Company to file its plan of reorganization to May 1, 2000, and (iii) revise certain financial covenants. The Bankruptcy Court granted approval of this amendment to the DIP Financing on March 10, 2000.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In this amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment.

   On April 26, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to permit the Company to seek an extension to file its plan of reorganization through June 15, 2000 and to permit sales of surplus personal property.

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

   The plan of reorganization must be voted upon by the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the plan of reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the plan of reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization through May 16, 2000.

   On May 11, 2000, the Company filed a motion to extend the Company's exclusive right to submit a plan of reorganization through July 18, 2000. The hearing on this motion is scheduled for May 31, 2000. The Company has requested an interim order from the Bankruptcy Court to maintain the Company's exclusive right to file a plan of reorganization until the motion is decided.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

   In support of its motion, the Company informed the Bankruptcy Court that it has continued to make progress in its reorganization proceedings. In addition, the motion notes that the Company has reached an understanding with certain of the Senior Lenders, certain holders of the 1998 Notes and the advisors to the official committee of unsecured creditors regarding the broad terms of a plan of reorganization. The Company also has continued to engage in discussions with Ventas to obtain its support for a consensual plan of reorganization and is simultaneously pursuing alternatives based upon the possible outcome of those negotiations. The Company also informed the Bankruptcy Court that it has continued its conversations with the DOJ regarding a settlement of ongoing investigations and the negotiation of other agreements with the Company. In addition, the motion further notes that the Company has filed amended schedules of unsecured creditors and has made progress in reviewing and analyzing pre-petition claims against the Company.

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

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company entered into the HCFA Agreement under which monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregate $75.3 million and have been classified as liabilities subject to compromise in the Company's condensed consolidated balance sheet at March 31, 2000. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

 Cash Flows

   Since the filing of the Chapter 11 Cases, cash flows from operations have allowed the Company to fund post-petition obligations, sustain adequate liquidity levels and minimize borrowings under the DIP Financing. Cash flows from operations before reorganization costs totaled $45 million in the first quarter of 2000 compared to $37 million in the first three months of 1999. Prior period cash flows were reduced by $12 million in connection with the settlement of certain litigation. There can be no assurance, however, that the Company can maintain its current liquidity levels during the pendency of the Chapter 11 Cases.

   In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. Cost reports are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the condensed consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

Capital Resources

   Capital expenditures totaled $8 million and $24 million in the first three months of 2000 and 1999, respectively. Capital expenditures could approximate $100 million in 2000. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At March 31, 2000, the estimated cost to complete and equip construction in progress approximated $16 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditures program in 2000.

Other Information

   The Company is a party to certain material litigation. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                          1999 Quarters                                  First
                                          ---------------------------------------------                 Quarter
                                            First      Second       Third      Fourth        Year         2000
                                          --------    --------    --------   ----------   ----------    --------
Revenues...............................   $700,232    $688,892    $681,924   $  594,593   $2,665,641    $715,456
                                          --------    --------    --------   ----------   ----------    --------

Salaries, wages and benefits...........    403,894     392,748     393,535      376,050    1,566,227     405,313
Supplies...............................     84,997      85,799      81,484       95,509      347,789      93,398
Rent...................................     75,452      76,088      77,423       76,157      305,120      76,220
Other operating expenses...............    107,007     129,189     116,948      589,054      942,198     119,796
Depreciation and amortization..........     22,285      21,612      24,126       25,173       93,196      17,902
Interest expense.......................     19,536      20,032      26,030       14,844       80,442      16,239
Investment income......................       (631)       (642)       (673)      (3,242)      (5,188)     (1,206)
                                          --------    --------    --------   ----------   ----------    --------
                                           712,540     724,826     718,873    1,173,545    3,329,784     727,662
                                          --------    --------    --------   ----------   ----------    --------
Loss before reorganization costs
  and income taxes.....................    (12,308)    (35,934)    (36,949)    (578,952)    (664,143)    (12,206)
Reorganization costs...................      2,312       4,547       5,443        6,304       18,606       3,065
                                          --------    --------    --------   ----------   ----------    --------
Loss before income taxes...............    (14,620)    (40,481)    (42,392)    (585,256)    (682,749)    (15,271)
Provision for income taxes.............         50          50          50          350          500         500
                                          --------    --------    --------   ----------   ----------    --------
Loss from operations...................    (14,670)    (40,531)    (42,442)    (585,606)    (683,249)    (15,771)
Cumulative effect of change in
   accounting for start-up costs.......     (8,923)          -           -            -       (8,923)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................    (23,593)    (40,531)    (42,442)    (585,606)    (692,172)    (15,771)
Preferred stock dividend
  requirements.........................       (261)       (262)       (261)        (262)      (1,046)       (261)
                                          --------    --------    --------   ----------   ----------    --------
          Loss to common
            stockholders...............   $(23,854)   $(40,793)   $(42,703)  $ (585,868)  $ (693,218)   $(16,032)
                                          ========    ========    ========   ==========   ==========    ========

Loss per common share:
   Basic:
      Loss from operations.............   $  (0.21)   $  (0.58)   $  (0.61)  $    (8.32)  $    (9.72)   $  (0.23)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -        (0.13)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................   $  (0.34)   $  (0.58)   $  (0.61)  $    (8.32)  $    (9.85)   $  (0.23)
                                          ========    ========    ========   ==========   ==========    ========

   Diluted:
      Loss from operations.............   $  (0.21)   $  (0.58)   $  (0.61)  $    (8.32)  $    (9.72)   $  (0.23)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -        (0.13)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................   $  (0.34)   $  (0.58)   $  (0.61)  $    (8.32)  $    (9.85)   $  (0.23)
                                          ========    ========    ========   ==========   ==========    ========

Shares used in computing loss
   per common share:
      Basic............................     70,326      70,395      70,438       70,463       70,406      70,240
      Diluted..........................     70,326      70,395      70,438       70,463       70,406      70,240


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                   1999 Quarters                                   First
                                    --------------------------------------------                  Quarter
                                      First      Second       Third       Fourth       Year         2000
                                    --------    --------    --------    ---------   ----------    --------
Revenues:
Health services division:
  Nursing centers................   $398,374    $397,930    $399,907    $ 398,033   $1,594,244    $412,703
  Rehabilitation services........     54,365      50,234      46,088       45,044      195,731      34,377
  Other ancillary services.......     16,263      12,855      10,477        3,932       43,527          (5)
  Elimination....................    (34,205)    (34,564)    (31,770)     (27,728)    (128,267)    (18,091)
                                    --------    --------    --------    ---------   ----------    --------
                                     434,797     426,455     424,702      419,281    1,705,235     428,984
Hospital division:
  Hospitals......................    238,522     234,868     230,682      146,476      850,548     253,591
  Pharmacy.......................     43,246      42,951      40,707       44,589      171,493      47,468
                                    --------    --------    --------    ---------   ----------    --------
                                     281,768     277,819     271,389      191,065    1,022,041     301,059
                                    --------    --------    --------    ---------   ----------    --------
                                     716,565     704,274     696,091      610,346    2,727,276     730,043
Elimination of pharmacy charges
   to Company nursing centers....    (16,333)    (15,382)    (14,167)     (15,753)     (61,635)    (14,587)
                                    --------    --------    --------    ---------   ----------    --------

                                    $700,232    $688,892    $681,924    $ 594,593   $2,665,641    $715,456
                                    ========    ========    ========    =========   ==========    ========

Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers.............   $ 59,122    $ 59,186    $ 55,881    $  11,575   $  185,764    $ 70,846
     Rehabilitation services.....      6,933       8,397       5,277      (17,374)       3,233         490
     Other ancillary services....      3,596       1,035       1,333       (1,798)       4,166         130
                                    --------    --------    --------    ---------   ----------    --------
                                      69,651      68,618      62,491       (7,597)     193,163      71,466
   Hospital division:
     Hospitals...................     58,411      59,656      54,084      (35,248)     136,903      56,029
     Pharmacy....................      4,045       3,383         679       (7,388)         719      (1,181)
                                    --------    --------    --------    ---------   ----------    --------
                                      62,456      63,039      54,763      (42,636)     137,622      54,848
                                    --------    --------    --------    ---------   ----------    --------
   Corporate overhead............    (27,773)    (29,674)    (27,297)     (24,196)    (108,940)    (29,365)
   Unusual transactions..........          -     (20,827)          -     (391,591)    (412,418)          -
   Reorganization costs..........     (2,312)     (4,547)     (5,443)      (6,304)     (18,606)     (3,065)
                                    --------    --------    --------    ---------   ----------    --------
      Operating income (loss)....    102,022      76,609      84,514     (472,324)    (209,179)     93,884
Rent.............................    (75,452)    (76,088)    (77,423)     (76,157)    (305,120)    (76,220)
Depreciation and amortization....    (22,285)    (21,612)    (24,126)     (25,173)     (93,196)    (17,902)
Interest, net....................    (18,905)    (19,390)    (25,357)     (11,602)     (75,254)    (15,033)
                                    --------    --------    --------    ---------   ----------    --------
Loss before income taxes.........    (14,620)    (40,481)    (42,392)    (585,256)    (682,749)    (15,271)
Provision for income taxes.......         50          50          50          350          500         500
                                    --------    --------    --------    ---------   ----------    --------

                                    $(14,670)   $(40,531)   $(42,442)   $(585,606)  $ (683,249)   $(15,771)
                                    ========    ========    ========    =========   ==========    ========


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                           Operating Data (Continued)
                                  (Unaudited)

                                                1999 Quarters                               First
                                  ------------------------------------------               Quarter
                                     First     Second     Third      Fourth      Year        2000
                                  ---------  ---------  ---------  ---------  ----------  ---------
Nursing Center Data:
End of period data:
   Number of nursing centers:
       Leased and owned.........        280        280        280        282                    280
       Managed..................         13         13         13         13                     40
                                  ---------  ---------  ---------  ---------              ---------
                                        293        293        293        295                    320
                                  =========  =========  =========  =========              =========
   Number of licensed beds:
       Leased and owned.........     36,924     36,726     36,675     36,912                 36,653
       Managed..................      1,661      1,661      1,661      1,661                  4,262
                                  ---------  ---------  ---------  ---------              ---------
                                     38,585     38,387     38,336     38,573                 40,915
                                  =========  =========  =========  =========              =========

Revenue mix %:
   Medicare.....................         28         27         24         26          26         28
   Medicaid.....................         47         48         51         50          49         48
   Private and other............         25         25         25         24          25         24

Patient days (excludes managed
   facilities):
   Medicare.....................    380,748    366,272    339,303    349,965   1,436,288    398,329
   Medicaid.....................  1,867,554  1,911,111  1,967,721  1,972,577   7,718,963  1,918,732
   Private and other............    633,137    623,665    626,903    617,483   2,501,188    590,619
                                  ---------  ---------  ---------  ---------  ----------  ---------
                                  2,881,439  2,901,048  2,933,927  2,940,025  11,656,439  2,907,680
                                  =========  =========  =========  =========  ==========  =========
Hospital Data:
End of period data:
   Number of hospitals..........         57         56         56         56                     56
   Number of licensed beds......      4,937      4,935      4,907      4,931                  4,931

Revenue mix %:
   Medicare.....................         59         56         55         65          58         58
   Medicaid.....................         10         10         11         11          11         10
   Private and other............         31         34         34         24          31         32

Patient days:
   Medicare.....................    175,953    171,011    159,739    163,273     669,976    188,063
   Medicaid.....................     29,939     29,675     30,674     29,561     119,849     31,964
   Private and other............     49,924     49,165     47,756     45,631     192,476     51,747
                                  ---------  ---------  ---------  ---------  ----------  ---------
                                    255,816    249,851    238,169    238,465     982,301    271,774
                                  =========  =========  =========  =========  ==========  =========

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

   As previously discussed, the Company filed the Chapter 11 Cases on September 13, 1999. Accordingly, all amounts disclosed in the table below are subject to compromise in connection with the Chapter 11 Cases. While the fair values of the Company's debt obligations declined significantly as a result of the Chapter 11 Cases, such amounts do not reflect any adjustments that might result from the resolutions of the Chapter 11 Cases or other matters discussed herein.

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


                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                          Average Interest (Swap) Rate
                             (Dollars in thousands)

                                                             Expected Maturities                                Fair
                                   ------------------------------------------------------------------------     Value
                                     2000       2001      2002       2003      2004    Thereafter   Total      3/31/00
                                   --------   -------   --------   -------   --------  ----------  --------   --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate.....................  $ 17,262   $18,164   $ 19,910   $21,663   $    689    $303,882  $381,570   $145,028
  Average interest rate..........     11.50%    11.50%     11.50%    11.50%      9.50%       9.50%
  Variable rate..................  $ 28,753   $76,974   $129,425   $57,500   $216,491    $      -  $509,143   $356,400
  (a) Average interest rate

Interest rate derivative
  financial instruments related
  to debt:
Interest rate swaps:
  Pay fixed/receive variable.....  $100,000                                                        $100,000   $     76
  Average pay rate...............       6.3%
(b) Average receive rate


--------------
(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2% or the prime rate plus 2% to 3 1/2%.
(b) The variable rate portion of the interest rate swap is 3-month LIBOR.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow:

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the Chapter 11 Cases.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' recent acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On May 8, 2000, the plaintiff filed a petition for rehearing or a rehearing en banc with the Sixth Circuit. The Company is defending this action vigorously.

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

   The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.

     (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc., are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ and Vencor and Ventas. In a related criminal investigation, the USAO indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot.

     (b) The Company's subsidiary, Medisave Pharmacies, Inc., Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (1) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (2) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (3) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

     (c) Ventas and the Company's subsidiary, Vencare, Inc., among others, are defendants in the action styled United States ex rel. Roberts v. Vencor, Inc., et al., No. 3:97CV-349-J, filed in the United States District Court for the Western District of Kansas on June 25, 1996 and consolidated with the action styled United States of America ex rel. Meharg, et al. v. Vencor, Inc., et al., No. 3:98SC-737-H, filed in the United States District Court for the Middle District of Florida on June 4, 1998. The complaint alleges that the defendants knowingly submitted and conspired to submit false claims and statements to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing center residents. The defendants allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of their therapists. It is further alleged that the defendants presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing centers with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

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

Item 5.  Other Information

   On May 11, 2000, the Company filed a motion to extend its exclusive right to submit a plan of reorganization through July 18, 2000. The hearing on this motion is scheduled for May 31, 2000. The Company has requested an interim order from the Bankruptcy Court to maintain the Company's exclusive right to file a plan of reorganization until the motion is decided.

   In support of its motion, the Company informed the Bankruptcy Court that it has continued to make progress in its reorganization proceedings. In addition, the motion notes that the Company has reached an understanding with certain of the Senior Lenders, certain holders of the 1998 Notes and the advisors to the official committee of unsecured creditors regarding the broad terms of a plan of reorganization. The Company also has continued to engage in discussions with Ventas to obtain its support for a consensual plan of reorganization and is simultaneously pursuing alternatives based upon the possible outcome of those negotiations. The Company also informed the Bankruptcy Court that it has continued its conversations with the DOJ regarding a settlement of ongoing investigations and the negotiation of other agreements with the Company. In addition, the motion further notes that the Company has filed amended schedules of unsecured creditors and has made progress in reviewing and analyzing pre-petition claims against the Company.

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits:

        10.1 Fourth Amendment to Debtor-in-Possession Credit Agreement dated February 9, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
              File No. 001-14057) is hereby incorporated by reference.

        10.2 Fifth Amendment to Debtor-in-Possession Credit Agreement dated February 23, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
              File No. 001-14057) is hereby incorporated by reference.

        10.3 Sixth Amendment to Debtor-in-Possession Credit Agreement dated April 7, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

        10.4 Seventh Amendment to Debtor-in-Possession Credit Agreement dated April 26, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

        10.5 Master Trust Agreement dated January 17, 2000 by and between Vencor, Inc. and Norwest Bank Minnesota, National Association.

        10.6 Vencor Retirement Savings Plan Amended and Restated effective as of March 1, 2000.

        10.7 Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated effective as of March 1, 2000.

        27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

  (b)  Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K on January 24, 2000 announcing that the DOJ had informed the Company that it intended to intervene in all remaining pending qui tam actions asserted against the Company. The Company filed a Current Report on Form 8-K on February 28, 2000 announcing that it had agreed with the DIP Lenders to extend the maturity and to amend certain other provisions of the DIP Financing.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENCOR, INC.



Date:  May 12, 2000                     /s/ EDWARD L. KUNTZ
-------------------                  -------------------------------
                                            Edward L. Kuntz
                                      Chairman of the Board, Chief
                                     Executive Officer and President


Date:  May 12, 2000                   /s/ RICHARD A. SCHWEINHART
-------------------                  -------------------------------
                                          Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                            Financial Officer)