Form 10-Q
period 2000-06-30
VENCOR INC /NEW/
filed 2000-08-11
CIK 1060009

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

                  For the quarterly period ended June 30, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class of Common Stock        Outstanding at July 31, 2000
       -----------------------------    ----------------------------
       Common stock, $0.25 par value         70,264,693 shares

================================================================================

                                    1 of 40

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                                   FORM 10-Q
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations -- for the quarter and six months
           ended June 30, 2000 and 1999............................................................     3

         Condensed Consolidated Balance Sheet -- June 30, 2000 and December 31, 1999...............     4

         Condensed Consolidated Statement of Cash Flows -- for the six months ended
           June 30, 2000 and 1999..................................................................     5

         Notes to Condensed Consolidated Financial Statements......................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....    24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................    37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................    38

Item 6.  Exhibits and Reports on Form 8-K..........................................................    39

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          For the quarter and six months ended June 30, 2000 and 1999
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                           Quarter                Six Months
                                                     -------------------   -----------------------
                                                       2000       1999         2000         1999
                                                     --------   --------   ----------   ----------
Revenues...........................................  $713,424   $688,892   $1,428,880   $1,389,124
                                                     --------   --------   ----------   ----------
Salaries, wages and benefits.......................   392,383    392,748      797,696      796,642
Supplies...........................................    94,619     85,799      188,017      170,796
Rent...............................................    76,788     76,088      153,008      151,540
Other operating expenses...........................   119,977    129,189      239,773      236,196
Depreciation and amortization......................    18,168     21,612       36,070       43,897
Interest expense...................................    14,663     20,032       30,902       39,568
Investment income..................................    (1,012)      (642)      (2,218)      (1,273)
                                                     --------   --------   ----------   ----------
                                                      715,586    724,826    1,443,248    1,437,366
                                                     --------   --------   ----------   ----------
Loss before reorganization costs and income taxes..    (2,162)   (35,934)     (14,368)     (48,242)
Reorganization costs...............................     2,530      4,547        5,595        6,859
                                                     --------   --------   ----------   ----------
Loss before income taxes...........................    (4,692)   (40,481)     (19,963)     (55,101)
Provision for income taxes.........................       500         50        1,000          100
                                                     --------   --------   ----------   ----------
Loss from operations...............................    (5,192)   (40,531)     (20,963)     (55,201)
Cumulative effect of change in accounting
   for start-up costs..............................         -          -            -       (8,923)
                                                     --------   --------   ----------   ----------
            Net loss...............................    (5,192)   (40,531)     (20,963)     (64,124)
Preferred stock dividend requirements..............      (262)      (262)        (523)        (523)
                                                     --------   --------   ----------   ----------

            Loss to common stockholders............  $ (5,454)  $(40,793)  $  (21,486)  $  (64,647)
                                                     ========   ========   ==========   ==========
Loss per common share:
   Basic:
      Loss from operations.........................  $  (0.08)  $  (0.58)  $    (0.31)  $    (0.79)
      Cumulative effect of change in accounting
         for start-up costs........................         -          -            -        (0.13)
                                                     --------   --------   ----------   ----------
            Net loss...............................  $  (0.08)  $  (0.58)  $    (0.31)  $    (0.92)
                                                     ========   ========   ==========   ==========
   Diluted:
      Loss from operations.........................  $  (0.08)  $  (0.58)  $    (0.31)  $    (0.79)
      Cumulative effect of change in accounting
         for start-up costs........................         -          -            -        (0.13)
                                                     --------   --------   ----------   ----------
            Net loss...............................  $  (0.08)  $  (0.58)  $    (0.31)  $    (0.92)
                                                     ========   ========   ==========   ==========
Shares used in computing loss per common share:
   Basic...........................................    70,147     70,395       70,194       70,360
   Diluted.........................................    70,147     70,395       70,194       70,360

                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                       June 30,      December 31,
                                                                         2000          1999
                                                                      -----------   -----------
                                  ASSETS
Current assets:
 Cash and cash equivalents..........................................  $   183,146   $   148,350
 Accounts receivable less allowance for loss........................      302,445       324,135
 Inventories........................................................       29,711        28,956
 Insurance subsidiary investments...................................       46,101        16,483
 Income taxes.......................................................        7,321         8,884
 Other..............................................................       68,483        65,076
                                                                      -----------   -----------
                                                                          637,207       591,884

Property and equipment, at cost.....................................      625,422       615,160
Accumulated depreciation............................................     (268,777)     (243,526)
                                                                      -----------   -----------
                                                                          356,645       371,634

Goodwill less accumulated amortization..............................      167,971       173,818
Investment in affiliates............................................       15,728        15,874
Assets held for sale................................................        8,422        17,217
Other...............................................................       62,406        65,547
                                                                      -----------   -----------
                                                                      $ 1,248,379   $ 1,235,974
                                                                      ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable...................................................  $    94,098   $   101,219
 Salaries, wages and other compensation.............................      155,957       159,482
 Due to third party payors..........................................       41,655        52,205
 Other accrued liabilities..........................................       82,421        83,967
                                                                      -----------   -----------
                                                                          374,131       396,873

Deferred credits and other liabilities..............................       76,604        56,250
Liabilities subject to compromise...................................    1,195,660     1,159,417

Series A preferred stock (subject to compromise)....................        1,743         1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,265 shares -- June 30 and 70,278 shares -- December 31..       17,566        17,570
 Capital in excess of par value.....................................      667,118       667,078
 Accumulated deficit................................................   (1,084,443)   (1,062,957)
                                                                      -----------   -----------
                                                                         (399,759)     (378,309)
                                                                      -----------   -----------
                                                                      $ 1,248,379   $ 1,235,974
                                                                      ===========   ===========

                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                                (In thousands)

                                                                                         2000        1999
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $(20,963)   $(64,124)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     36,070      43,897
      Provision for doubtful accounts...............................................     17,368      12,010
      Unusual transactions..........................................................     (4,535)     20,827
      Reorganization costs..........................................................      5,595       6,859
      Cumulative effect of change in accounting for start-up costs..................          -       8,923
      Other.........................................................................     10,853       7,598
      Changes in operating assets and liabilities:
         Accounts receivable........................................................      9,816      17,383
         Inventories and other assets...............................................       (462)      7,225
         Accounts payable...........................................................      6,487      12,446
         Income taxes...............................................................      1,563       3,242
         Due to third party payors..................................................    (10,551)      2,544
         Other accrued liabilities..................................................     58,517       6,260
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...    109,758      85,090
   Payment of reorganization costs..................................................     (3,719)     (5,966)
                                                                                       --------    --------
            Net cash provided by operating activities...............................    106,039      79,124
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................    (22,323)    (50,522)
   Sale of assets...................................................................     13,069       5,850
   Surety bond deposits.............................................................     (4,147)    (14,067)
   Net change in investments........................................................    (30,485)      5,117
   Collection of notes receivable...................................................      1,469           -
   Other............................................................................        518      (4,172)
                                                                                       --------    --------
            Net cash used in investing activities...................................    (41,899)    (57,794)
                                                                                       --------    --------
Cash flows from financing activities:
   Net change in lines of credit....................................................          -      37,400
   Repayment of long-term debt......................................................    (10,061)    (13,356)
   Payment of debtor-in-possession deferred financing costs.........................       (600)          -
   Payment of deferred financing costs..............................................          -      (1,558)
   Other............................................................................    (18,683)    (49,830)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (29,344)    (27,344)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................     34,796      (6,014)
Cash and cash equivalents at beginning of period....................................    148,350      34,551
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $183,146    $ 28,537
                                                                                       ========    ========
Supplemental information:
 Interest payments..................................................................   $  6,164    $ 23,755
 Income tax refunds.................................................................        504       3,141

                            See accompanying notes.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2000, the Company's health services division operated 321 nursing centers (41,113 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,880 licensed beds) in 23 states and an institutional pharmacy business.

   The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements. See Note 3.

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

   The Company regularly reviews the carrying value of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Operating results for the second quarter and six months ended June 30, 2000 include asset impairment charges of $3.8 million and $5.6 million, respectively.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the transactions described in Notes 2, 5 and 6, all such adjustments are of a normal and recurring nature.

   In the fourth quarter of 1999, the Company realigned its Vencare ancillary services business. Vencare's rehabilitation, speech and occupational therapy businesses were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. The accompanying unaudited condensed consolidated financial statements reflect the realignment of the former Vencare business for all periods presented.

   Effective January 1, 2000, the Company adopted an amortization period of 20 years from the date of acquisition for goodwill. Prior thereto, the Company generally amortized such costs over 40 years.

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

   On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

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

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to an amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity and are reduced for asset sales made by the Company. At June 30, 2000, aggregate available borrowings under the Tranche A Loan were $63 million. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At June 30, 2000, there were no outstanding borrowings under the DIP Financing.

   Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions, (iii) revising the Company's cash plan originally submitted with the DIP Financing and (iv) revising certain financial covenants. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In the amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment.

   On June 12, 2000, the Company entered into a commitment letter (the "Commitment Letter") with certain of the DIP Lenders to finance an amended and restated debtor-in-possession credit agreement in an aggregate principal amount of $90 million (the "Restated DIP"). The Restated DIP would become effective in the event the Company became involved in a legal proceeding against Ventas. The Commitment Letter will expire on August 31, 2000 unless the Company obtains Bankruptcy Court approval of the Commitment Letter and pays all fees payable upon such approval. The hearing on the motion is scheduled for August 23, 2000. Under the terms of the Commitment Letter, the Restated DIP will not be available unless it becomes effective on or prior to September 30, 2000.

   In the recent amendments to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until September 30, 2000 and to extend the period of time for the Company to file its plan of reorganization to August 17, 2000.

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

   As previously disclosed, the Company is developing a plan of reorganization through negotiations with key parties including its senior bank lenders (the "Senior Lenders"), the holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), Ventas, the Department of Justice (the "DOJ"), acting on behalf of the Health Care Financing Administration ("HCFA") and the Department of Health and Human Services' Office of the Inspector General (the "OIG") and the advisors to the official committee of unsecured creditors. The Company has made substantial progress in its discussions with Ventas, the Senior Lenders, the holders of the 1998 Notes, the DOJ and the unsecured creditors committee toward a consensual plan of reorganization.

   On August 11, 2000, the Company filed a motion to extend its exclusive right to submit a plan of reorganization through September 29, 2000. The hearing on this motion is scheduled for September 6, 2000. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization through August 17, 2000. The Company has requested an interim order from the Bankruptcy Court to maintain the Company's exclusive right to file a plan of reorganization until the motion is decided. The Company also will seek approval under the DIP Financing to permit the Company to extend the period of time to file its plan of reorganization.

   On August 8, 2000, the Company announced that it had entered into a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the OIG. Under the Corporate Integrity Agreement, the Company will implement a comprehensive internal quality improvement program in its nursing centers and long-term hospitals and its regional and corporate offices. The Company believes the Corporate Integrity Agreement will be part of an overall settlement with the DOJ. The Corporate Integrity Agreement must be approved by the Bankruptcy Court and would become effective concurrent with the Company's emergence from Chapter 11.

   A substantial portion of pre-petition liabilities are subject to settlement under the plan of reorganization to be submitted by the Company. The plan of reorganization must be voted upon by certain of the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the plan of reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the plan of reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

   A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are satisfied. The Company believes that any plan of reorganization likely will result in the Company's common stock having no value.

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

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, monthly payments of approximately $1.5 million commenced in May 1999. Since December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $71.4 million and have been classified as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet at June 30, 2000. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

   In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($509.1 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet at June 30, 2000. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $873 million at June 30, 2000. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes during the second quarter and first half of 2000 were $7.4 million and $14.8 million, respectively.

   As previously reported, the Company has been informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Events Leading to Reorganization (Continued)

operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. The Company and Ventas are engaged in active discussions with the DOJ that may result in a resolution of some or all of the DOJ investigations including the pending qui tam actions. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. Such a resolution with the DOJ could include a payment to the Federal government which could have a material adverse effect on the Company's liquidity and financial position. See Note 10.

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

   In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The difference between the $19.3 million base rent under the Master Lease Agreements and the reduced monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. Unpaid August 1999 rent of approximately $18.9 million will constitute a claim by Ventas in the Chapter 11 Cases which claim is potentially subject to dispute.

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

   On May 31, 2000, the Company announced that the Bankruptcy Court had approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). In connection with the Spin-off, the Company and Ventas entered into a tax allocation agreement under which Ventas agreed that the Company would be entitled to any tax refunds associated with its former healthcare operations. In February 2000, a Federal tax refund in excess of $26 million was received by Ventas. The Company has asserted that it is entitled to the refund under several grounds, including the terms of the existing tax allocation agreement. Accordingly, the Company demanded that Ventas enter into the Tax Stipulation which provides that certain refunds of Federal, state and local taxes received by either party on or after September 13, 1999 be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation requires notification before either party can withdraw funds from the segregated accounts.

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

   The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Liabilities Subject to Compromise (Continued)

   A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                          June 30,    December 31,
                                            2000          1999
                                         ----------   ------------
Long-term debt:
 Credit Agreement......................  $  509,143     $  506,114
 1998 Notes............................     300,000        300,000
 Amounts due under the HCFA Agreement..      71,432         80,296
 8 5/8% Senior Subordinated Notes......       2,391          2,391
 Unamortized deferred financing costs..     (11,461)       (12,626)
 Other.................................       3,397          4,592
                                         ----------     ----------
                                            874,902        880,767
                                         ----------     ----------

Due to third party payors..............     112,694        112,694
Accounts payable.......................      33,065         33,693
Accrued liabilities:
 Interest..............................      67,076         45,521
 Ventas rent...........................      57,137         33,884
 Other.................................      50,786         52,858
                                         ----------     ----------
                                            174,999        132,263
                                         ----------     ----------
                                         $1,195,660     $1,159,417
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

   A summary of revenues by payor type follows (in thousands):

                           Quarter                Six Months
                     --------------------  ------------------------
                       2000       1999         2000         1999
                     --------   --------   ----------   ----------
Medicare...........  $249,057   $239,576   $  512,934   $  493,968
Medicaid...........   220,562    224,757      443,075      443,382
Private and other..   258,178    239,941      501,831      483,489
                     --------   --------   ----------   ----------
                      727,797    704,274    1,457,840    1,420,839
Elimination........   (14,373)   (15,382)     (28,960)     (31,715)
                     --------   --------   ----------   ----------
                     $713,424   $688,892   $1,428,880   $1,389,124
                     ========   ========   ==========   ==========

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 5 -- UNUSUAL TRANSACTIONS

   Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the unaudited condensed consolidated statement of operations for the respective periods in which they were recorded.

   In the second quarter of 2000, the Company recorded a $4.5 million gain on the sale of a closed hospital. In the second quarter of 1999, the Company recorded a charge of $20.8 million associated with the write-off of the Company's remaining investment in Behavioral Healthcare Corporation ("BHC") ($15.2 million) and the cancellation of a nursing center software development project ($5.6 million).

NOTE 6 -- REORGANIZATION COSTS

   Reorganization costs, consisting principally of professional fees, aggregated $2.5 million and $4.6 million in the second quarters of 2000 and 1999, respectively, and $5.6 million and $6.9 million for the respective six month periods.

NOTE 7 -- EARNINGS PER SHARE

   Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares were included in the calculations of the diluted loss per common share since the result would be antidilutive.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 8 -- BUSINESS SEGMENT DATA

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):

                                                                    Quarter                     Six Months
                                                              --------------------     ---------------------------
                                                                2000       1999           2000             1999
                                                              --------   --------      ----------       ----------
Revenues:
Health services division:
  Nursing centers...........................................  $413,159   $397,930      $  825,862       $  796,304
  Rehabilitation services...................................    33,173     50,234          67,550          104,599
  Other ancillary services..................................        (2)    12,855              (7)          29,118
  Elimination...............................................   (18,509)   (34,564)        (36,600)         (68,769)
                                                              --------   --------      ----------       ----------
                                                               427,821    426,455         856,805          861,252
Hospital division:
  Hospitals.................................................   250,027    234,868         503,618          473,390
  Pharmacy..................................................    49,949     42,951          97,417           86,197
                                                              --------   --------      ----------       ----------
                                                               299,976    277,819         601,035          559,587
                                                              --------   --------      ----------       ----------
                                                               727,797    704,274       1,457,840        1,420,839
Elimination of pharmacy charges to Company nursing centers..   (14,373)   (15,382)        (28,960)         (31,715)
                                                              --------   --------      ----------       ----------
                                                              $713,424   $688,892      $1,428,880       $1,389,124
                                                              ========   ========      ==========       ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
    Nursing centers.........................................  $ 77,482   $ 59,186      $  148,328       $  118,308
    Rehabilitation services.................................    (1,055)     8,397            (565)          15,330
    Other ancillary services................................       242      1,035             372            4,631
                                                              --------   --------      ----------       ----------
                                                                76,669     68,618         148,135          138,269
  Hospital division:
    Hospitals...............................................    52,178     59,656         108,207          118,067
    Pharmacy................................................       808      3,383            (373)           7,428
                                                              --------   --------      ----------       ----------
                                                                52,986     63,039         107,834          125,495
  Corporate overhead........................................   (27,745)   (29,674)        (57,110)         (57,447)
  Unusual transactions......................................     4,535    (20,827)          4,535          (20,827)
  Reorganization costs......................................    (2,530)    (4,547)         (5,595)          (6,859)
                                                              --------   --------      ----------       ----------
        Operating income....................................   103,915     76,609         197,799          178,631
Rent........................................................   (76,788)   (76,088)       (153,008)        (151,540)
Depreciation and amortization...............................   (18,168)   (21,612)        (36,070)         (43,897)
Interest, net...............................................   (13,651)   (19,390)        (28,684)         (38,295)
                                                              --------   --------      ----------       ----------
Loss before income taxes....................................    (4,692)   (40,481)        (19,963)         (55,101)
Provision for income taxes..................................       500         50           1,000              100
                                                              --------   --------      ----------       ----------
                                                              $ (5,192)  $(40,531)     $  (20,963)      $  (55,201)
                                                              ========   ========      ==========       ==========

                                                                                    June 30, 2000   December 31, 1999
                                                                                    -------------   -----------------
Assets:
  Health services division.......................................................      $  489,778       $  489,316
  Hospital division..............................................................         318,538          337,218
  Corporate......................................................................         440,063          409,440
                                                                                       ----------       ----------
                                                                                       $1,248,379       $1,235,974
                                                                                       ==========       ==========

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 9 -- INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the second quarter of 2000 and 1999 included charges of $1.3 million and $9.5 million, respectively, related to the deferred tax valuation allowance. For the six months ended June 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $6.2 million and $11.4 million, respectively. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At June 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $355.5 million.

NOTE 10 -- LITIGATION

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


NOTE 10 -- LITIGATION (Continued)

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

   The Company's subsidiary, formerly named TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated
v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both have appealed the court's rulings. The Company is defending the action vigorously.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 10 -- LITIGATION (Continued)

specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' recent acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. The Company is defending this action vigorously.

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


NOTE 10 -- LITIGATION (Continued)

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


NOTE 10 -- LITIGATION (Continued)

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


NOTE 10 -- LITIGATION (Continued)

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

     (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (1) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy; (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (3) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring healthcare professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the Antikickback Amendments and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The Company, on behalf of Ventas, intends to defend the action vigorously.

                                 VENCOR, INC.
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 10 -- LITIGATION (Continued)

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


NOTE 10 -- LITIGATION (Continued)

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

NOTE 11 -- THIRD PARTY SETTLEMENTS

   In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. Cost reports are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to continue as a going concern; the delays or the inability to complete the Company's plan of reorganization; the ability of the Company to operate pursuant to the terms of the DIP Financing; the ability of the Company to operate successfully under the Chapter 11 Cases; risks associated with operating a business in Chapter 11; adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings; adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to attract patients given its current financial position; the ability of the Company to attract and retain key executives and other personnel; the effects of healthcare reform and legislation on the Company's business strategy and operations; the Company's ability to control costs, including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions; adverse developments with respect to the Company's settlement discussions with the DOJ concerning ongoing investigations; and the dramatic increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 8 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2000, the Company's health services division operated 321 nursing centers (41,113 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,880 licensed beds) in 23 states and an institutional pharmacy business.

   Vencare Realignment. In the fourth quarter of 1999, the Company realigned its Vencare ancillary services business. Vencare's rehabilitation, speech and occupational therapy businesses were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. Financial and operating data presented in the following discussion and analysis reflect the realignment of the former Vencare business for all periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


General (Continued)

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

   The unaudited condensed consolidated financial statements have been prepared on the basis of accounting principles applicable to going concerns and contemplate the realization of assets and settlement of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein.

Results of Operations

 Regulatory Changes

   Legislative and regulatory activities in the long-term healthcare industry have had a significant negative impact on the Company's operating results.

   The Balanced Budget Act of 1997 (the "Budget Act"), contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

   The Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. While most nursing centers in the United States became subject to PPS during the first quarter of 1999, all of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and Federal costs. Thereafter, the per diem rates are based solely on Federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

 Regulatory Changes (Continued)

   In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted to provide a measure of relief for some of the impact of PPS. The BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients. Effective October 1, 2000, the BBRA will adjust all payment categories up by 4% for two years.

   In April 2000, HCFA published a proposed rule which set forth updates to the Resource Utilization Grouping ("RUG") payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule which indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the scheduled 4% increase (to be effective October 2000) for all RUG categories through September 30, 2002.

   Despite the effects of the BBRA and the HCFA ruling discussed above, revenues recorded under PPS in the Company's health services division are substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

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

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients though internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

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

 Health Services Division - Nursing Centers

   Revenues increased 4% to $413 million in the second quarter of 2000 from $398 million in the same period last year. For the six months ended June 30, 2000, nursing center revenues increased 4% to $826 million from $796 million a year ago. The increase in both periods was primarily attributable to increased Medicare and Medicaid reimbursement rates and price increases to private payors. Medicare revenues per patient day under PPS were $301 in the second quarter of 2000 compared to $289 in the second quarter a year ago, and $296 for the six months ended June 30, 2000 compared to $291 in the prior year. Despite a decline in patient acuity levels, the increase in Medicare reimbursement rates for both periods resulted primarily from regulatory changes associated with the BBRA and an increase in therapy services.

   Nursing center operating income increased 31% to $77 million in the second quarter of 2000 from $59 million last year. Operating income for the first six months of 2000 increased 25% to $148 million from $118 million last year. A substantial portion of the improvement in operating margins in both periods resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment. However, costs related to professional liability risks and doubtful accounts rose $2 million and $10 million compared to the second quarter and first six months of 1999, respectively. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day were relatively unchanged for both the second quarter and six month period compared to a year ago.

 Health Services Division - Rehabilitation Services

   Revenues declined 34% to $34 million in the second quarter of 2000 from $51 million a year ago. For the first six months of 2000, revenues declined 35% to $68 million from $105 million for the same period last year. The decline in revenues was primarily attributable to continued reductions in the demand for ancillary services in response to fixed reimbursement rates under PPS. Approximately one-half of the revenue decline in both periods was attributable to Company-operated nursing centers. Under PPS, the reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including the Company's nursing centers) have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

   Rehabilitation services reported a $1 million operating loss for both the second quarter and six months ended June 30, 2000 compared to operating income of $8 million and $15 million last year, respectively. The reduction in operating income reflects a continued decline in customer demand resulting from PPS. In addition, effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximated the costs of providing such services. Accordingly, 2000 operating results do not reflect any operating income related to intercompany transactions. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline.

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

 Hospital Division - Hospitals

   Revenues increased 6% to $250 million in the second quarter of 2000 from $235 million in the same period a year ago, while revenues increased 6% for the six month period to $504 million in 2000 from $473 million in 1999. The increase in both periods was primarily attributable to growth in patient days.

   Revenues per patient day increased 1% in the second quarter and six month period compared to the respective periods a year ago. Despite increases in private payor rates, Medicare revenues per patient day declined 2% in both periods. Medicare revenues recorded by the Company's hospitals in prior years included reimbursement for expenses related to certain costs associated with hospital-based ancillary services previously provided by the Vencare division to its nursing center customers. In connection with the continued settlement discussions with the DOJ, the Company has agreed to discontinue recording such revenues and has excluded such costs from its Medicare cost reports since September 1, 1999. Medicare revenues related to the reimbursement of such costs aggregated $7 million in the second quarter of 1999 and $14 million for the first six months of 1999.

   Hospital operating income declined 13% to $52 million in the second quarter of 2000 from $60 million in the second quarter of 1999 and declined 8% to $108 million for the first six months of 2000 from $118 million last year. Despite an increase in patient days, hospital operating costs per patient day increased 8% to $754 from $701 in the second quarter of 2000 compared to 1999 and increased 5% to $740 from $703 for the six months ended June 30, 2000 compared to last year. The increase in both periods was primarily attributable to growth in labor and pharmaceutical costs and provisions for loss related to asset impairments. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

 Hospital Division - Pharmacy

   Revenues increased 16% to $50 million in the second quarter of 2000 compared to $43 million a year ago and increased 13% to $97 million for the first six months of 2000 compared to $86 million last year. The increases resulted primarily from growth in the number of nursing center customers.

   Operating income declined to $1 million in the second quarter of 2000 compared to $3 million in the same period of the prior year. For the six month period, the pharmacy business reported an operating loss of $373,000 compared to operating income of $7 million for the first six months of 1999. The decline in operating income in both periods was primarily attributable to pricing pressures associated with PPS and pharmaceutical cost increases. Supply costs as a percentage of revenues rose to 61% in the second quarter of 2000 from 55% in 1999. For the six months ended June 30, 2000, supply costs as a percentage of revenues rose to 64% from 54% last year.

 Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $28 million and $30 million in the second quarters of 2000 and 1999, respectively, and $57 million in the first six months of both years. As a percentage of revenues (before eliminations), corporate overhead was 3.8% and 4.2% for the respective quarters of 2000 and 1999, and 3.9% and 4.0% for the respective six month periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

 Unusual Transactions

   Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the unaudited condensed consolidated statement of operations for the respective periods in which they were recorded.

   In the second quarter of 2000, the Company recorded a $5 million gain on the sale of a closed hospital. In the second quarter of 1999, the Company recorded a charge of $21 million associated with the write-off of the Company's remaining investment in BHC ($15 million) and the cancellation of a nursing center software development project ($6 million).

 Capital Costs

   The Company leases substantially all of its facilities. Depreciation and amortization, rents and net interest costs aggregated $109 million in the second quarter of 2000 compared to $117 million for the same period last year and $218 million and $234 million for the first six months of 2000 and 1999, respectively. While rents were relatively unchanged, depreciation and amortization declined primarily as a result of significant write-offs of property, equipment and goodwill in the fourth quarter of 1999 in connection with the Company's valuation of its long-lived assets required by SFAS 121. On January 1, 2000, the Company changed its goodwill amortization period from 40 years to 20 years from the date of acquisition. The impact of this change was not material. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

   During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement and the rents due to Ventas under the Master Lease Agreements. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes approximated $7 million and $15 million for the second quarter and first six months of 2000, respectively.

 Income Taxes

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the second quarter of 2000 and 1999 included charges of $1 million and $9 million, respectively, related to the deferred tax valuation allowance. For the six months ended June 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $6 million and $11 million, respectively. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At June 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $356 million.

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $2 million in the second quarter of 2000 compared to $36 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company recorded a pretax loss from operations before reorganization costs of $14 million compared to $48 million for the same period of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

 Consolidated Results (Continued)

   Reorganization costs, consisting principally of professional fees, aggregated $3 million and $5 million in the second quarters of 2000 and 1999, respectively, and $6 million and $7 million for the respective six month periods.

   The net loss from operations in the second quarter of 2000 aggregated $5 million compared to a net loss of $41 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company's net loss from operations totaled $21 million compared to a net loss of $55 million a year ago. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect the change in accounting for start-up costs. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Liquidity

   As previously discussed, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

   On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

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

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to an amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loans are limited to approximately $68 million until maturity and are reduced for asset sales made by the Company. At June 30, 2000, aggregate available borrowings under the Tranche A Loan were $63 million. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At June 30, 2000, there were no outstanding borrowings under the DIP Financing.

   Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions, (iii) revising the Company's cash plan originally submitted with the DIP Financing and (iv) revising certain financial covenants. In December 1999, the Company informed the DIP Lenders that it planned to record a significant charge to earnings in the fourth quarter of 1999 related to the valuation of accounts receivable that could have resulted in noncompliance with certain covenants in the DIP Financing requiring minimum Consolidated EBITDAR and a minimum Net Amount of

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)

Eligible Accounts (both as defined in the DIP Financing). In connection with the third amendment to the DIP Financing, the Company received a waiver from compliance with these covenants of the DIP Financing through February 14, 2000. The Company received subsequent waivers from compliance with these covenants in later amendments.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an additional amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In the amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment.

   On June 12, 2000, the Company entered into the Commitment Letter with certain of the DIP Lenders to finance the Restated DIP. The Restated DIP would become effective in the event the Company became involved in a legal proceeding against Ventas. The Commitment Letter will expire on August 31, 2000 unless the Company obtains Bankruptcy Court approval of the Commitment Letter and pays all fees payable upon such approval. The hearing on the motion is scheduled for August 23, 2000. Under the terms of the Commitment Letter, the Restated DIP will not be available unless it becomes effective on or prior to September 30, 2000.

   In the recent amendments to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until September 30, 2000 and to extend the period of time for the Company to file its plan of reorganization to August 17, 2000.

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

   As previously disclosed, the Company is developing a plan of reorganization through negotiations with key parties including its Senior Lenders, the holders of the 1998 Notes, Ventas, the DOJ, and the advisors to the official committee of unsecured creditors. The Company has made substantial progress in its discussions with Ventas, the Senior Lenders, the holders of the 1998 Notes, the DOJ and the unsecured creditors committee toward a consensual plan of reorganization.

   On August 11, 2000, the Company filed a motion to extend its exclusive right to submit a plan of reorganization through September 29, 2000. The hearing on this motion is scheduled for September 6, 2000. The Bankruptcy Court currently has extended the Company's exclusive right to submit a plan of reorganization through August 17, 2000. The Company has requested an interim order from the Bankruptcy Court to maintain the Company's exclusive right to file a plan of reorganization until the motion is decided. The Company also will seek approval under the DIP Financing to permit the Company to extend the period of time to file its plan of reorganization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)

   A substantial portion of pre-petition liabilities are subject to settlement under the plan of reorganization to be submitted by the Company. The plan of reorganization must be voted upon by certain of the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the plan of reorganization to be proposed by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the plan of reorganization is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of a plan of reorganization ends, any party in interest may subsequently file its own plan of reorganization for the Company.

   A plan of reorganization must be confirmed by the Bankruptcy Court after certain findings required by the Bankruptcy Code are made by the Bankruptcy Court. The Bankruptcy Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are satisfied. The Company believes that any plan of reorganization likely will result in the Company's common stock having no value.

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company entered into the HCFA Agreement under which monthly payments of approximately $1.5 million commenced in May 1999. Since December 1999, the balance of the overpayments bears interest at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $71 million and have been classified as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet at June 30, 2000. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

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

   The Company has received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise.

   Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)

 Cash Flows

   Since the filing of the Chapter 11 Cases, cash flows from operations have allowed the Company to fund post-petition obligations, sustain adequate liquidity levels and minimize borrowings under the DIP Financing. Cash flows from operations before reorganization costs totaled $110 million for the six months ended June 30, 2000 compared to $85 million in the first six months of 1999. Cash flows in 1999 were reduced by $12 million in connection with the settlement of certain litigation. There can be no assurance, however, that the Company can maintain its current liquidity levels during the pendency of the Chapter 11 Cases.

   In January 2000, the Company filed its hospital cost reports for the year August 31, 1999. Cost reports are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts are classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities.

Capital Resources

   Capital expenditures for the first six months of 2000 aggregated $22 million compared to $51 million a year ago. Capital expenditures could approximate $80 million in 2000. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At June 30, 2000, the estimated cost to complete and equip construction in progress approximated $14 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditures program in 2000.

Other Information

   The Company is a party to certain material legal actions and regulatory investigations. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                         1999 Quarters                        2000 Quarters
                                         -----------------------------------------------  ---------------------
                                           First       Second      Third       Fourth       First      Second
                                         ----------  ----------  ----------  -----------  ----------  ---------
Revenues...............................   $700,232    $688,892    $681,924   $  594,593    $715,456   $713,424
                                          --------    --------    --------   ----------    --------   --------

Salaries, wages and benefits...........    403,894     392,748     393,535      376,050     405,313    392,383
Supplies...............................     84,997      85,799      81,484       95,509      93,398     94,619
Rent...................................     75,452      76,088      77,423       76,157      76,220     76,788
Other operating expenses...............    107,007     129,189     116,948      589,054     119,796    119,977
Depreciation and amortization..........     22,285      21,612      24,126       25,173      17,902     18,168
Interest expense.......................     19,536      20,032      26,030       14,844      16,239     14,663
Investment income......................       (631)       (642)       (673)      (3,242)     (1,206)    (1,012)
                                          --------    --------    --------   ----------    --------   --------
                                           712,540     724,826     718,873    1,173,545     727,662    715,586
                                          --------    --------    --------   ----------    --------   --------
Loss before reorganization costs
  and income taxes.....................    (12,308)    (35,934)    (36,949)    (578,952)    (12,206)    (2,162)
Reorganization costs...................      2,312       4,547       5,443        6,304       3,065      2,530
                                          --------    --------    --------   ----------    --------   --------
Loss before income taxes...............    (14,620)    (40,481)    (42,392)    (585,256)    (15,271)    (4,692)
Provision for income taxes.............         50          50          50          350         500        500
                                          --------    --------    --------   ----------    --------   --------
Loss from operations...................    (14,670)    (40,531)    (42,442)    (585,606)    (15,771)    (5,192)
Cumulative effect of change in
  accounting for start-up costs........     (8,923)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................    (23,593)    (40,531)    (42,442)    (585,606)    (15,771)    (5,192)
Preferred stock dividend
  requirements.........................       (261)       (262)       (261)        (262)       (261)      (262)
                                          --------    --------    --------   ----------    --------   --------
         Loss to common
           stockholders................   $(23,854)   $(40,793)   $(42,703)  $ (585,868)   $(16,032)  $ (5,454)
                                          ========    ========    ========   ==========    ========   ========
Loss per common share:
   Basic:
      Loss from operations.............   $  (0.21)   $  (0.58)   $  (0.61)  $    (8.32)   $  (0.23)  $  (0.08)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................   $  (0.34)   $  (0.58)   $  (0.61)  $    (8.32)   $  (0.23)  $  (0.08)
                                          ========    ========    ========   ==========    ========   ========
   Diluted:
      Loss from operations.............   $  (0.21)   $  (0.58)   $  (0.61)  $    (8.32)   $  (0.23)  $  (0.08)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................   $  (0.34)   $  (0.58)   $  (0.61)  $    (8.32)   $  (0.23)  $  (0.08)
                                          ========    ========    ========   ==========    ========   ========
Shares used in computing loss
   per common share:
      Basic............................     70,326      70,395      70,438       70,463      70,240     70,147
      Diluted..........................     70,326      70,395      70,438       70,463      70,240     70,147

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                   1999 Quarters                       2000 Quarters
                                   ----------------------------------------------  ---------------------
                                     First       Second      Third       Fourth      First      Second
                                   ----------  ----------  ----------  ----------  ----------  ---------
Revenues:
Health services division:
  Nursing centers................   $398,374    $397,930    $399,907   $ 398,033    $412,703   $413,159
  Rehabilitation services........     54,365      50,234      46,088      45,044      34,377     33,173
  Other ancillary services.......     16,263      12,855      10,477       3,932          (5)        (2)
  Elimination....................    (34,205)    (34,564)    (31,770)    (27,728)    (18,091)   (18,509)
                                    --------    --------    --------   ---------    --------   --------
                                     434,797     426,455     424,702     419,281     428,984    427,821
Hospital division:
  Hospitals......................    238,522     234,868     230,682     146,476     253,591    250,027
  Pharmacy.......................     43,246      42,951      40,707      44,589      47,468     49,949
                                    --------    --------    --------   ---------    --------   --------
                                     281,768     277,819     271,389     191,065     301,059    299,976
                                    --------    --------    --------   ---------    --------   --------
                                     716,565     704,274     696,091     610,346     730,043    727,797
Elimination of pharmacy charges
  to Company nursing centers.....    (16,333)    (15,382)    (14,167)    (15,753)    (14,587)   (14,373)
                                    --------    --------    --------   ---------    --------   --------
                                    $700,232    $688,892    $681,924   $ 594,593    $715,456   $713,424
                                    ========    ========    ========   =========    ========   ========
Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers.............   $ 59,122    $ 59,186    $ 55,881   $  11,575    $ 70,846   $ 77,482
     Rehabilitation services.....      6,933       8,397       5,277     (17,374)        490     (1,055)
     Other ancillary services....      3,596       1,035       1,333      (1,798)        130        242
                                    --------    --------    --------   ---------    --------   --------
                                      69,651      68,618      62,491      (7,597)     71,466     76,669
  Hospital division:
     Hospitals...................     58,411      59,656      54,084     (35,248)     56,029     52,178
     Pharmacy....................      4,045       3,383         679      (7,388)     (1,181)       808
                                    --------    --------    --------   ---------    --------   --------
                                      62,456      63,039      54,763     (42,636)     54,848     52,986
Corporate overhead...............    (27,773)    (29,674)    (27,297)    (24,196)    (29,365)   (27,745)
Unusual transactions.............          -     (20,827)          -    (391,591)          -      4,535
Reorganization costs.............     (2,312)     (4,547)     (5,443)     (6,304)     (3,065)    (2,530)
                                    --------    --------    --------   ---------    --------   --------
        Operating income (loss)..    102,022      76,609      84,514    (472,324)     93,884    103,915
Rent.............................    (75,452)    (76,088)    (77,423)    (76,157)    (76,220)   (76,788)
Depreciation and amortization....    (22,285)    (21,612)    (24,126)    (25,173)    (17,902)   (18,168)
Interest, net....................    (18,905)    (19,390)    (25,357)    (11,602)    (15,033)   (13,651)
                                    --------    --------    --------   ---------    --------   --------
Loss before income taxes.........    (14,620)    (40,481)    (42,392)   (585,256)    (15,271)    (4,692)
Provision for income taxes.......         50          50          50         350         500        500
                                    --------    --------    --------   ---------    --------   --------
                                    $(14,670)   $(40,531)   $(42,442)  $(585,606)   $(15,771)  $ (5,192)
                                    ========    ========    ========   =========    ========   ========

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                           Operating Data (Continued)
                                  (Unaudited)



                                              1999 Quarters                    2000 Quarters
                                ------------------------------------------  --------------------
                                  First     Second      Third     Fourth      First     Second
                                ---------  ---------  ---------  ---------  ---------  ---------
Nursing Center Data:
End of period data:
  Number of nursing centers:
    Leased and owned..........        280        280        280        282        280        280
    Managed...................         13         13         13         13         40         41
                                ---------  ---------  ---------  ---------  ---------  ---------
                                      293        293        293        295        320        321
                                =========  =========  =========  =========  =========  =========
  Number of licensed beds:
    Leased and owned..........     36,924     36,726     36,675     36,912     36,653     36,677
    Managed...................      1,661      1,661      1,661      1,661      4,262      4,436
                                ---------  ---------  ---------  ---------  ---------  ---------
                                   38,585     38,387     38,336     38,573     40,915     41,113
                                =========  =========  =========  =========  =========  =========
Revenue mix %:
   Medicare...................         28         27         24         26         28         28
   Medicaid...................         47         48         51         50         48         48
   Private and other..........         25         25         25         24         24         24
Patient days:
   Medicare...................    380,748    366,272    339,303    349,965    398,329    382,933
   Medicaid...................  1,867,554  1,911,111  1,967,721  1,972,577  1,918,732  1,917,429
   Private and other..........    633,137    623,665    626,903    617,483    590,619    579,128
                                ---------  ---------  ---------  ---------  ---------  ---------
                                2,881,439  2,901,048  2,933,927  2,940,025  2,907,680  2,879,490
                                =========  =========  =========  =========  =========  =========
Hospital Data:
End of period data:
   Number of hospitals........         57         56         56         56         56         56
   Number of licensed beds....      4,937      4,935      4,907      4,931      4,931      4,880

Revenue mix %:
   Medicare...................         59         56         55         65         58         53
   Medicaid...................         10         10         11         11         10          9
   Private and other..........         31         34         34         24         32         38

Patient days:
   Medicare...................    175,953    171,011    159,739    163,273    188,063    177,083
   Medicaid...................     29,939     29,675     30,674     29,561     31,964     33,416
   Private and other..........     49,924     49,165     47,756     45,631     51,747     51,743
                                ---------  ---------  ---------  ---------  ---------  ---------
                                  255,816    249,851    238,169    238,465    271,774    262,242
                                =========  =========  =========  =========  =========  =========

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only significant exposure to market risk is changes in the levels of various interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. In addition, the interest rates on the DIP Financing are affected by changes in the Federal Funds rate and the prime rate of Morgan Guaranty Trust Company of New York. To mitigate the impact of fluctuations in these interest rates, the Company generally maintains a portion of its borrowings on a fixed rate, long-term basis. Prior to its financial difficulties, the Company also entered into certain interest rate swap transactions. The Company had no active interest rate swap agreements at June 30, 2000.

   As previously discussed, the Company filed the Chapter 11 Cases on September 13, 1999. Accordingly, all amounts disclosed in the table below are subject to compromise in connection with the Chapter 11 Cases. While the fair values of the Company's debt obligations declined significantly as a result of the Chapter 11 Cases, such amounts do not reflect any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein.

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


                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in thousands)

                                                                                                               Fair
                                                           Expected Maturities                                Value
                                  -------------------------------------------------------------------------
                                    2000      2001      2002      2003       2004     Thereafter    Total    6/30/00
                                  -------   -------   --------   -------   --------   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate....................  $ 7,348   $17,802   $ 19,453   $21,145   $  7,574     $303,898   $377,220  $116,811
  Average interest rate.........    12.00%    12.00%     12.00%    12.00%     10.00%       10.00%
  Variable rate.................  $22,503   $61,974   $128,640   $79,535   $177,344     $ 39,147   $509,143  $371,675
  (a) Average interest rate

____________

(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2% or the prime rate plus 2% to 3 1/2%.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow:

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Chapter 11 Cases.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' recent acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. The Company is defending this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        10.1 Sixth Amendment to Debtor-in-Possession Credit Agreement dated April 7, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

        10.2 Seventh Amendment to Debtor-in-Possession Credit Agreement dated April 26, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

        10.3 Eighth Amendment to Debtor-in-Possession Credit Agreement dated June 8, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

        10.4 Commitment Letter dated June 12, 2000 by and among Vencor, Inc. and the Borrowers under the Debtor-in-Possession Credit Agreement, Ableco Finance LLC, Appaloosa Investment Limited Partnership I, Franklin Mutual Advisers LLC, Van Kampen Prime Rate Income Trust, Van Kampen Senior Floating Rate Fund, and Van Kampen Senior Income Trust.

        10.5 Amendment to Debtor-in-Possession Credit Agreement to Extend Plan Filing Date dated July 11, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

        10.6 Tax Stipulation by and among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries a party thereto, Ventas, Inc., Ventas Realty, Limited Partnership and Ventas LP Realty, L.L.C.

        27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on April 13, 2000 announcing that the Company and the DIP Lenders agreed to an amendment to the DIP Financing to revise a covenant regarding the Company's minimum Net Amount of Eligible Accounts and to waive all events of default regarding such accounts receivable covenant. The Company filed a Current Report on Form 8-K on June 1, 2000 announcing that the Bankruptcy Court approved the Company's motion to extend the Company's exclusive right to file its plan of reorganization through July 18, 2000. The Company filed a Current Report on Form 8-K on June 15, 2000 announcing that the Company agreed with the DIP Lenders to extend the maturity of the DIP Financing to September 30, 2000 and to amend certain other provisions of the DIP Financing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VENCOR, INC.



Date:  August 11, 2000                   /s/  EDWARD L. KUNTZ
----------------------             ----------------------------------
                                             Edward L. Kuntz
                                     Chairman of the Board, Chief
                                     Executive Officer and President


Date:  August 11, 2000                /s/  RICHARD A. SCHWEINHART
----------------------             ----------------------------------
                                         Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                         Financial Officer)