Form 10-Q
period 2000-09-30
VENCOR INC /NEW/
filed 2000-11-14
CIK 1060009

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

               For the quarterly period ended September 30, 2000

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

                                 (502) 596-7300
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                               --------       -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS OF COMMON STOCK        OUTSTANDING AT OCTOBER 31, 2000
           ---------------------        -------------------------------
      Common stock, $0.25 par value           70,261,693 shares

================================================================================

                                    1 of 47

                                 VENCOR, INC.
                             (DEBTOR-IN-POSSESSION)
                                   FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations -- for the quarter and nine months
           ended September 30, 2000 and 1999..................................................      3

         Condensed Consolidated Balance Sheet -- September 30, 2000 and December 31, 1999.....      4

         Condensed Consolidated Statement of Cash Flows -- for the nine months ended
           September 30, 2000 and 1999........................................................      5

         Notes to Condensed Consolidated Financial Statements.................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................................     27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................     43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................     44

Item 6.  Exhibits and Reports on Form 8-K.....................................................     45

                                  VENCOR, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             QUARTER                  NINE MONTHS
                                                       --------------------    -------------------------
                                                         2000        1999          2000          1999
                                                       --------    --------    ----------    ----------
Revenues............................................   $717,253    $681,924    $2,146,133    $2,071,048
                                                       --------    --------    ----------    ----------

Salaries, wages and benefits........................    405,510     393,535     1,203,206     1,190,177
Supplies............................................     92,251      81,484       280,268       252,280
Rent................................................     77,870      77,423       230,878       228,963
Other operating expenses............................    132,552     116,948       372,325       353,144
Depreciation and amortization.......................     17,464      24,126        53,534        68,023
Interest expense....................................     14,415      26,030        45,317        65,598
Investment income...................................     (1,490)       (673)       (3,708)       (1,946)
                                                       --------    --------    ----------    ----------
                                                        738,572     718,873     2,181,820     2,156,239
                                                       --------    --------    ----------    ----------
Loss before reorganization costs and income taxes...    (21,319)    (36,949)      (35,687)      (85,191)
Reorganization costs................................      4,745       5,443        10,340        12,302
                                                       --------    --------    ----------    ----------
Loss before income taxes............................    (26,064)    (42,392)      (46,027)      (97,493)
Provision for income taxes..........................        500          50         1,500           150
                                                       --------    --------    ----------    ----------
Loss from operations................................    (26,564)    (42,442)      (47,527)      (97,643)
Cumulative effect of change in accounting
   for start-up costs...............................          -           -             -        (8,923)
                                                       --------    --------    ----------    ----------
            Net loss................................    (26,564)    (42,442)      (47,527)     (106,566)
Preferred stock dividend requirements...............       (261)       (261)         (784)         (784)
                                                       --------    --------    ----------    ----------
            Loss to common stockholders.............   $(26,825)   $(42,703)   $  (48,311)   $ (107,350)
                                                       ========    ========    ==========    ==========

Loss per common share:
   Basic:
      Loss from operations..........................   $  (0.38)   $  (0.61)   $    (0.69)   $    (1.40)
      Cumulative effect of change in accounting
         for start-up costs.........................          -           -             -         (0.13)
                                                       --------    --------    ----------    ----------
            Net loss................................   $  (0.38)   $  (0.61)   $    (0.69)   $    (1.53)
                                                       ========    ========    ==========    ==========

   Diluted:
      Loss from operations..........................   $  (0.38)   $  (0.61)   $    (0.69)   $    (1.40)
      Cumulative effect of change in accounting
         for start-up costs.........................          -           -             -         (0.13)
                                                       --------    --------    ----------    ----------
            Net loss................................   $  (0.38)   $  (0.61)   $    (0.69)   $    (1.53)
                                                       ========    ========    ==========    ==========

Shares used in computing loss per common share:
   Basic............................................     70,265      70,438        70,217        70,386
   Diluted..........................................     70,265      70,438        70,217        70,386


                            See accompanying notes.

                                  VENCOR, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2000           1999
                                                                               -------------   ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents................................................     $   203,947     $   148,350
 Accounts receivable less allowance for loss..............................         292,654         324,135
 Inventories..............................................................          28,869          28,956
 Insurance subsidiary investments.........................................          50,483          16,483
 Income taxes.............................................................           6,553           8,884
 Other....................................................................          83,745          65,076
                                                                               -----------     -----------
                                                                                   666,251         591,884

Property and equipment, at cost...........................................         645,874         615,160
Accumulated depreciation..................................................        (286,146)       (243,526)
                                                                               -----------     -----------
                                                                                   359,728         371,634

Goodwill less accumulated amortization....................................         165,061         173,818
Investment in affiliates..................................................           6,982          15,874
Assets held for sale......................................................           7,450          17,217
Other.....................................................................          57,673          65,547
                                                                               -----------     -----------
                                                                               $ 1,263,145     $ 1,235,974
                                                                               ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.........................................................     $   102,726     $   101,219
 Salaries, wages and other compensation...................................         156,887         159,482
 Due to third party payors................................................          34,736          52,205
 Other accrued liabilities................................................         100,334          83,967
                                                                               -----------     -----------
                                                                                   394,683         396,873

Deferred credits and other liabilities....................................          72,696          56,250
Liabilities subject to compromise.........................................       1,220,577       1,159,417

Series A preferred stock (subject to compromise)..........................           1,743           1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,265 shares -- September 30 and 70,278 shares -- December 31...          17,566          17,570
 Capital in excess of par value...........................................         667,148         667,078
 Accumulated deficit......................................................      (1,111,268)     (1,062,957)
                                                                               -----------     -----------
                                                                                  (426,554)       (378,309)
                                                                               -----------     -----------
                                                                               $ 1,263,145     $ 1,235,974
                                                                               ===========     ===========

                            See accompanying notes.

                                  VENCOR, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          2000         1999
                                                                                        --------    ---------
Cash flows from operating activities:
   Net loss..........................................................................   $(47,527)   $(106,566)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..................................................     53,534       68,023
      Provision for doubtful accounts................................................     23,496       23,515
      Unusual transactions...........................................................      4,701       20,827
      Reorganization costs...........................................................     10,340       12,302
      Cumulative effect of change in accounting for start-up costs...................          -        8,923
      Other..........................................................................     11,711        1,926
      Changes in operating assets and liabilities:
         Accounts receivable.........................................................     13,479       15,940
         Inventories and other assets................................................     (9,481)      11,517
         Accounts payable............................................................      7,833       12,376
         Income taxes................................................................      2,331        3,818
         Due to third party payors...................................................    (12,687)      54,648
         Other accrued liabilities...................................................     97,004       39,252
                                                                                        --------    ---------
            Net cash provided by operating activities before reorganization costs....    154,734      166,501
   Payment of reorganization costs...................................................     (5,806)     (12,267)
                                                                                        --------    ---------
            Net cash provided by operating activities................................    148,928      154,234
                                                                                        --------    ---------
Cash flows from investing activities:
   Purchase of property and equipment................................................    (42,445)     (72,629)
   Sale of assets....................................................................     15,161        9,400
   Surety bond deposits..............................................................     (4,647)     (16,763)
   Net change in investments.........................................................    (34,932)       6,377
   Collection of notes receivable....................................................      1,469            -
   Other.............................................................................        100       (3,688)
                                                                                        --------    ---------
            Net cash used in investing activities....................................    (65,294)     (77,303)
                                                                                        --------    ---------
Cash flows from financing activities:
   Net change in lines of credit.....................................................          -       55,000
   Repayment of long-term debt.......................................................    (14,336)     (22,446)
   Payment of debtor-in-possession deferred financing costs..........................       (800)      (3,688)
   Payment of deferred financing costs...............................................          -       (2,068)
   Other.............................................................................    (12,901)     (36,935)
                                                                                        --------    ---------
            Net cash used in financing activities....................................    (28,037)     (10,137)
                                                                                        --------    ---------
Change in cash and cash equivalents..................................................     55,597       66,794
Cash and cash equivalents at beginning of period.....................................    148,350       34,551
                                                                                        --------    ---------
Cash and cash equivalents at end of period...........................................   $203,947    $ 101,345
                                                                                        ========    =========

Supplemental information:
 Interest payments...................................................................   $  8,539    $  34,193
 Income tax refunds..................................................................        606        3,668

                            See accompanying notes.

                                  VENCOR, INC.
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

   Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2000, the Company's health services division operated 317 nursing centers (40,535 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

   The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The proposed plan of reorganization submitted by the Company and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements. See Note 3.

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

   The Company regularly reviews the carrying value of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. Operating results for the third quarter and nine months ended September 30, 2000 include asset impairment charges of $1.0 million and $6.6 million, respectively.

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

 Proposed Plan of Reorganization

   On September 29, 2000, the Company filed its plan of reorganization (the "Proposed Plan") with the Bankruptcy Court. The Proposed Plan represents a step toward finalizing a consensual arrangement among the Company's senior bank lenders (the "Senior Lenders"), holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), the Department of Health and Human Services' Office of the Inspector General acting on behalf of the United States government (the "Government") and the advisors to the official committee of unsecured creditors. The Bankruptcy Court previously had extended the Company's exclusive right to submit a plan of reorganization through September 29, 2000.

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Proposed Plan of Reorganization (Continued)

   The Company is continuing its negotiations with Ventas regarding the treatment to be provided to Ventas in the Proposed Plan. The Company believes, however, that it has substantially completed the negotiation of the broad economic terms of the amended master lease agreements with Ventas. The Proposed Plan incorporates these terms and compromise positions to the remaining unresolved issues between the Company and Ventas. The Company also is continuing to work with the Government to finalize the precise terms of its settlement. The economic terms of the Company's settlement with the Government have been agreed upon as well as the precise language of a Corporate Integrity Agreement (as defined) that will take effect upon the Company's emergence from bankruptcy.

   In addition to the factors noted herein, confirmation and consummation of the Proposed Plan are subject to a number of material conditions including, without limitation, the receipt of the requisite acceptances from various creditor classes to confirm the Proposed Plan and the Bankruptcy Court's determination that the Proposed Plan satisfies the statutory requirements for confirmation under the Bankruptcy Code. There can be no assurance that the Proposed Plan as submitted will be confirmed or consummated.

   The following is a summary of certain material provisions of the Proposed Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Proposed Plan, including all exhibits and documents described therein, as filed with the Bankruptcy Court and as may otherwise be amended and/or supplemented.

   The Proposed Plan would provide for, among other things, the following distributions:

   Senior Lender Claims - The Senior Lenders would receive, in the aggregate, new senior subordinated secured notes in the principal amount of $300 million, bearing interest at the rate of LIBOR plus 4 1/2%, with a maturity of seven years (the "New Senior Subordinated Secured Notes"). The interest on the New Senior Subordinated Secured Notes would begin to accrue after the first two fiscal quarters following the effective date of the Proposed Plan and, in lieu of interest payments, the Company would pay a $25.9 million obligation under the Government Settlement (as defined) in the first two fiscal quarters following the effective date of the Proposed Plan, as described below. In addition, holders of the Senior Lender claims would receive an aggregate distribution of 65.5% of the new common stock (the "New Common Stock") of the reorganized Company (subject to dilution from stock issuances occurring after the effective date of the Proposed Plan).

   Senior Subordinated Noteholder Claims - The holders of the 1998 Notes and the remaining $2.4 million of the Company's 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") would receive, in the aggregate, 24.5% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Proposed Plan). In addition, the holders of the Subordinated Noteholder Claims would receive, in the aggregate, warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of New Common Stock, with a five-year term, which would consist of warrants to purchase 2,000,000 shares at a price per share equal to an assumed $450 million aggregate equity value of the Company, and warrants to purchase 5,000,000 shares at a price per share equal to an assumed $500 million aggregate equity value.

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Proposed Plan of Reorganization (Continued)

   Ventas Claim - Ventas would receive the following treatment under the Proposed Plan:

   Four new master leases with Ventas will be assumed as amended, and will replace the original Master Lease Agreements (as defined) as of the effective date of the Proposed Plan (the "Amended Leases"). The principal economic terms of the Amended Leases are as follows:

   (a) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million as of the effective date of the Proposed Plan.

   (b) A 2% annual cash escalator in the aggregate minimum rent (beginning on May 1, 2001), and a 1.5% annual accrued rent escalator (with an interest accrual at 6% per annum), which would become payable in cash and converted to a cash escalator on a prospective basis upon the repayment or refinancing of the New Senior Subordinated Secured Notes.

   (c) A one-time option, that can be exercised by Ventas 5 1/2 years after the effective date of the Proposed Plan, to reset the aggregate minimum rent under the Amended Leases to the then current fair market rental in exchange for a payment of $5 million to the Company.

   (d) Under the Amended Leases, the "Event of Default" provisions also would be substantially modified.

   In addition to the Amended Leases, Ventas would receive a distribution of 10% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Proposed Plan).

   Ventas also would enter into a tax escrow agreement with the Company that provides for the escrow of a $26 million Federal income tax refund received in 2000 and certain other Federal and state income taxes until the expiration of the applicable statutes of limitation for the auditing of the refunds. The escrowed funds would be available for payment of certain tax deficiencies, if any, during the escrow period. At the end of the escrow period, the Company would be entitled to 100% of the proceeds in the escrow account.

   All other agreements between the Company and Ventas, except those modified by the Proposed Plan, would be assumed by the Company as of the effective date of the Proposed Plan.

   United States Claim - Subject to obtaining applicable government approvals, the claims of the Government (other than claims of the Internal Revenue Service and non-monetary criminal claims, if any) would be settled under an agreement entered into with the Company and Ventas which would be incorporated into the Proposed Plan (the "Government Settlement"). Under the Government Settlement, the Company would pay the Government a total of $25.9 million, which would be paid as follows: (i) $10 million on the effective date of the Proposed Plan and
(ii) an aggregate of $15.9 million during the first two fiscal quarters following the effective date, plus accrued interest at the rate of 6% per annum beginning as of the effective date of the Proposed Plan. Ventas would pay the Government a total of $103.6 million, which would be paid as follows: (i) $34 million on the effective date of the Proposed Plan and (ii) the remainder paid over five years, bearing interest at the rate of 6% per annum beginning as of the effective date of the Proposed Plan. In addition, the Company would repay the remaining balance of the

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Proposed Plan of Reorganization (Continued)

obligations under the HCFA Agreement (as defined) (approximately $67.5 million as of September 30, 2000) pursuant to the terms previously agreed to by the Company. See "- Events Leading to Reorganization." As previously announced, the Company has entered into a Corporate Integrity Agreement (the "Corporate Integrity Agreement") with the Department of Health and Human Services' Office of the Inspector General ("OIG") as part of the overall Government Settlement. Under the Corporate Integrity Agreement, the Company will implement a comprehensive internal quality improvement program in its nursing centers and long-term hospitals and its regional and corporate offices. As part of the Corporate Integrity Agreement, the Company will retain staff at the University of Wisconsin's Center for Health Services Research and Analysis ("CHSRA"), to assist in developing an internal quality improvement program. CHSRA also will monitor and evaluate the Company's program and report its findings to the OIG. The Corporate Integrity Agreement must be approved by the Bankruptcy Court and would become effective concurrent with the Company's emergence from Chapter 11.

   General Unsecured Creditors Claims - The general unsecured creditors of the Company would be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts would be paid in equal quarterly installments over three years with interest at the rate of 6% per annum from the effective date of the Proposed Plan, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to an amount to be established by the Company, would be paid in full on the effective date of the Proposed Plan.

   Preferred Stockholder and Common Stockholder Claims - The holders of preferred stock and common stock of the Company would not receive any distributions under the Proposed Plan. The preferred stock and common stock would be cancelled on the effective date of the Proposed Plan.

   Other Significant Provisions - The board of directors of the reorganized Company would consist of: (i) Edward L. Kuntz; (ii) four directors selected by the holders of the claims of the Senior Lenders; and (iii) two directors selected by the holders of the Subordinated Noteholder Claims.

   A performance share plan would be approved under the Proposed Plan that provides for the distribution of 600,000 shares of New Common Stock to certain key employees of the Company. The shares would be distributed to participants in three installments based upon the Company's achievement of certain aggregate equity values. In addition, a new stock option plan would be approved under the Proposed Plan for the issuance of stock options for up to 600,000 shares of New Common Stock to certain key employees of the Company. The Proposed Plan also would provide for the continuation of the Company's current retention plan for its key employees and the payment of certain performance bonuses upon the effective date of the Proposed Plan.

   Ventas has announced that it does not support the Proposed Plan and that it will require changes on substantive issues before Ventas will support the Proposed Plan.

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Proposed Plan of Reorganization (Continued)

   First Amendment to Proposed Plan - On or about November 6, 2000, the Company filed its first amended plan of reorganization (the "Amended Plan") with the Bankruptcy Court. The Company also filed a first amended disclosure statement and a short-form disclosure statement (the "Disclosure Materials"), which, if approved by the Bankruptcy Court, will be used to solicit acceptances of the Amended Plan. The Company intends to seek approval of the Disclosure Materials at a hearing before the Bankruptcy Court on December 6, 2000. The Amended Plan amends the Proposed Plan by including the terms of the Government Settlement, which Government Settlement remains subject to appropriate governmental approval and resolution of certain issues including the scope of releases being provided in conjunction with the Government Settlement.

 Debtor-in-Possession Financing Agreement

   In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing"). The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing was initially comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at the prime rate plus 2 1/2% on the Tranche A Loan and the prime rate plus 4 1/2% on the Tranche B Loan.

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to the most recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loan are limited to approximately $48 million until maturity and are reduced for asset sales made by the Company. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At September 30, 2000, there were no outstanding borrowings under the DIP Financing.

   Since the consummation of the DIP Financing, the Company and the lenders under the DIP Financing (the "DIP Lenders") have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (i) extending the period of time for the Company to file its plan of reorganization, (ii) approving certain transactions, (iii) revising the Company's cash plan originally submitted with the DIP Financing and (iv) revising certain financial covenants.

   In the most recent amendment to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until January 31, 2001 and to revise and update certain financial covenants. In addition, the most recent amendment extends the period of time for the Company to file a plan of reorganization and disclosure statement and an appropriate motion requesting confirmation and consummation thereof to November 22, 2000.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Debtor-in-Possession Financing Agreement (Continued)

amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In that amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment.

   On June 12, 2000, the Company entered into a commitment letter (the "Commitment Letter") with certain of the DIP Lenders to finance an amended and restated debtor-in-possession credit agreement in an aggregate principal amount of $90 million (the "Restated DIP"). The Restated DIP would become effective in the event the Company became involved in a legal proceeding against Ventas. The Commitment Letter was initially scheduled to expire on August 31, 2000 unless the Company obtained Bankruptcy Court approval of the Commitment Letter and paid all fees payable upon such approval. On August 31, 2000, the Company and the certain DIP Lenders agreed to an amendment to extend the date by which Bankruptcy Court approval must be obtained through October 31, 2000. On October 23, 2000, the Company and the certain DIP Lenders agreed to a further amendment to extend the date for Bankruptcy Court approval to January 31, 2001. The Bankruptcy Court approved this latest amendment to the Commitment Letter on October 25, 2000. The consummation of the Restated DIP also would be subject to other customary conditions contained in the Commitment Letter. At this time, the Company has adjourned the hearing seeking approval of the Commitment Letter and the Restated DIP in light of the status of the current negotiations with its major constituencies to finalize the terms of the Proposed Plan.

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

   The Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest accrues on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $67.5 million at September 30, 2000 and have been classified as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

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

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Events Leading to Reorganization (Continued)

   In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($509.1 million) and the principal amount of the 1998 Notes ($300 million) are presented as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet at September 30, 2000. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $900 million at September 30, 2000. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes during the third quarter and the nine months ended September 30, 2000 were $7.4 million and $22.2 million, respectively.

   As previously reported, the Company was informed by the Department of Justice (the "DOJ") that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. See Note
10. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. The Company and Ventas are continuing settlement discussions with the DOJ to finalize the Government Settlement to resolve all of the DOJ investigations including the pending qui tam actions.

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

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Agreements with Ventas (Continued)

   In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") which provides for the payment by the Company of a reduced monthly rent of approximately $15.1 million beginning in September 1999. The Stipulation was approved by the Bankruptcy Court. The difference between the $19.3 million base rent under the Master Lease Agreements and the reduced monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. Unpaid August 1999 rent of approximately $18.9 million, constituting a claim by Ventas in the Chapter 11 Cases, is potentially subject to dispute.

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

 General

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

   On November 4, 1999, the Company received approval (subject to certain conditions) to implement a management retention plan (the "Management Retention Plan") to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million will be awarded to certain key management employees based upon various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses be paid in three equal amounts upon:
(i) the Bankruptcy Court's approval of the Management Retention Plan, (ii) the effective date of a plan of reorganization and (iii) three months following the effective date of a plan of reorganization.

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

   A substantial portion of pre-petition liabilities are subject to settlement under the Proposed Plan submitted by the Company. The Proposed Plan must be voted upon by certain of the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Proposed Plan submitted by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Proposed Plan is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of the Proposed Plan ends, any party in interest may subsequently file its own plan of reorganization for the Company.

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

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (CONTINUED)

 Liabilities Subject to Compromise

   "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under a confirmed plan of reorganization and other events. Proposed payment terms for these amounts are set forth in the Proposed Plan.

   All pre-petition liabilities, other than those for which the Company has received Bankruptcy Court approval to pay, are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2000            1999
                                              -------------   -------------
Long-term debt:
 Credit Agreement.......................      $  509,143      $  506,114
 1998 Notes.............................         300,000         300,000
 Amounts due under the HCFA Agreement...          67,469          80,296
 8 5/8% Senior Subordinated Notes.......           2,391           2,391
 Unamortized deferred financing costs...         (10,883)        (12,626)
 Other..................................           3,185           4,592
                                              ----------      ----------
                                                 871,305         880,767
                                              ----------      ----------

Due to third party payors...............         117,477         112,694
Accounts payable........................          31,177          33,693
Accrued liabilities:
 Interest...............................          78,959          45,521
 Ventas rent............................          69,519          33,884
 Other..................................          52,140          52,858
                                              ----------      ----------
                                                 200,618         132,263
                                              ----------      ----------
                                              $1,220,577      $1,159,417
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

   A summary of revenues by payor type follows (in thousands):

                              QUARTER                 NINE MONTHS
                       ---------------------   -------------------------
                         2000        1999          2000          1999
                       --------    --------    ----------    ----------
Medicare............   $253,054    $225,483    $  765,988    $  719,451
Medicaid............    238,783     237,403       681,858       680,785
Private and other...    239,095     233,205       740,926       716,694
                       --------    --------    ----------    ----------
                        730,932     696,091     2,188,772     2,116,930
Elimination.........    (13,679)    (14,167)      (42,639)      (45,882)
                       --------    --------    ----------    ----------
                       $717,253    $681,924    $2,146,133    $2,071,048
                       ========    ========    ==========    ==========

NOTE 5 -- UNUSUAL TRANSACTIONS

   Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the unaudited condensed consolidated statement of operations for the respective periods in which they were recorded.

   In the third quarter of 2000, the Company recorded a $9.2 million write-off of an impaired investment. Operating results for the nine months ended September 30, 2000 also included a $4.5 million gain on the sale of a closed hospital. Operating results for the nine months ended September 30, 1999 included a $15.2 million write-off of the Company's remaining investment in a healthcare related entity and a $5.6 million charge for the cancellation of a nursing center software development project.

NOTE 6 -- REORGANIZATION COSTS

   Reorganization costs, consisting principally of professional fees, aggregated $4.7 million and $5.4 million in the third quarters of 2000 and 1999, respectively, and $10.3 million and $12.3 million for the respective nine month periods.

NOTE 7 -- EARNINGS PER SHARE

   Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares were included in the calculations of the diluted loss per common share since the results would be antidilutive.

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):

                                                                       QUARTER                  NINE MONTHS
                                                                ---------------------   -------------------------
                                                                  2000        1999         2000          1999
                                                                --------    --------    ----------    ----------
Revenues:
Health services division:
  Nursing centers............................................   $420,588    $399,907    $1,246,450    $1,196,211
  Rehabilitation services....................................     34,032      46,088       101,582       150,687
  Other ancillary services...................................         (1)     10,477            (8)       39,595
  Elimination................................................    (19,671)    (31,770)      (56,271)     (100,539)
                                                                --------    --------    ----------    ----------
                                                                 434,948     424,702     1,291,753     1,285,954
Hospital division:
  Hospitals..................................................    244,391     230,682       748,009       704,072
  Pharmacy...................................................     51,593      40,707       149,010       126,904
                                                                --------    --------    ----------    ----------
                                                                 295,984     271,389       897,019       830,976
                                                                --------    --------    ----------    ----------
                                                                 730,932     696,091     2,188,772     2,116,930
Elimination of pharmacy charges to Company nursing centers...    (13,679)    (14,167)      (42,639)      (45,882)
                                                                --------    --------    ----------    ----------
                                                                $717,253    $681,924    $2,146,133    $2,071,048
                                                                ========    ========    ==========    ==========
INCOME (LOSS) FROM OPERATIONS:
Operating income (loss):
  Health services division:
    Nursing centers..........................................   $ 71,627    $ 55,881    $  219,955    $  174,189
    Rehabilitation services..................................      2,841       5,277         2,276        20,607
    Other ancillary services.................................      2,687       1,333         3,059         5,964
                                                                --------    --------    ----------    ----------
                                                                  77,155      62,491       225,290       200,760
  Hospital division:
    Hospitals................................................     47,915      54,084       156,122       172,151
    Pharmacy.................................................      1,094         679           721         8,107
                                                                --------    --------    ----------    ----------
                                                                  49,009      54,763       156,843       180,258
  Corporate overhead.........................................    (29,988)    (27,297)      (87,098)      (84,744)
  Unusual transactions.......................................     (9,236)          -        (4,701)      (20,827)
  Reorganization costs.......................................     (4,745)     (5,443)      (10,340)      (12,302)
                                                                --------    --------    ----------    ----------
        Operating income.....................................     82,195      84,514       279,994       263,145
Rent.........................................................    (77,870)    (77,423)     (230,878)     (228,963)
Depreciation and amortization................................    (17,464)    (24,126)      (53,534)      (68,023)
Interest, net................................................    (12,925)    (25,357)      (41,609)      (63,652)
                                                                --------    --------    ----------    ----------
Loss before income taxes.....................................    (26,064)    (42,392)      (46,027)      (97,493)
Provision for income taxes...................................        500          50         1,500           150
                                                                --------    --------    ----------    ----------
                                                                $(26,564)   $(42,442)   $  (47,527)   $  (97,643)
                                                                ========    ========    ==========    ==========

                                                                         SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                         ------------------    -----------------
Assets:
  Health services division...................................                 $  472,400           $  489,316
  Hospital division..........................................                    314,221              337,218
  Corporate..................................................                    476,524              409,440
                                                                              ----------           ----------

                                                                              $1,263,145           $1,235,974
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

   The provision for income taxes for the third quarter of 2000 and 1999 included charges of $7.3 million and $15.0 million, respectively, related to the deferred tax valuation allowance. For the nine months ended September 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $13.5 million and $26.4 million, respectively. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At September 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $362.8 million.

NOTE 10 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow:

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On September 29, 2000, the Company filed its Proposed Plan with the Bankruptcy Court. See Note 3 for further discussion of the Chapter 11 Cases.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that

                                 VENCOR, INC.
                            (DEBTOR-IN-POSSESSION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- LITIGATION (CONTINUED)

the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. The Company is defending this action vigorously.

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

   The Company was informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations include some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company had agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Company has cooperated fully in the investigations.

   The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company and Ventas are continuing settlement discussions with the DOJ to finalize the Government Settlement to resolve all of the DOJ investigations including the pending qui tam actions. For a summary of the terms of the proposed Government Settlement contained in the Proposed Plan, see Note 3. There can be no assurance, however, that a settlement or other resolution will be consummated with the DOJ.

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

   (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and
(3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously. The action has been dismissed with prejudice as to the relator and without prejudice as to the United States.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to continue as a going concern; the delays or the inability to complete and/or consummate the Company's Proposed Plan; the ability of the Company to operate pursuant to the terms of the DIP Financing; the Company's ability to satisfy the conditions to effectuate the Restated DIP; the ability of the Company to operate successfully under the Chapter 11 Cases; risks associated with operating a business in Chapter 11; adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings; adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to attract patients given its current financial position; the ability of the Company to attract and retain key executives and other personnel; the effects of healthcare reform and legislation on the Company's business strategy and operations; the Company's ability to control costs including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions; adverse developments with respect to the Company's settlement discussions with the DOJ concerning ongoing investigations; and the dramatic increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

GENERAL

   The business segment data in Note 8 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2000, the Company's health services division operated 317 nursing centers (40,535 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the Proposed Plan or other plan of reorganization submitted by the Company under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and
(iv) the Company's ability to generate sufficient cash from operations to meet its obligations. On September 29, 2000, the Company filed its Proposed Plan with the Bankruptcy Court. The Proposed Plan and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the unaudited condensed consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 REGULATORY CHANGES (CONTINUED)

   In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted to provide a measure of relief for some of the impact of PPS. The BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the Federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients. Effective October 1, 2000, the BBRA adjusted all payment categories up by 4% for two years.

   In April 2000, HCFA published a proposed rule which set forth updates to the Resource Utilization Grouping ("RUG") payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule which indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the scheduled 4% increase (effective October
2000) for all RUG categories through September 30, 2002.

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

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients through internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

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

 HEALTH SERVICES DIVISION - NURSING CENTERS

   Revenues increased 5% to $421 million in the third quarter of 2000 and 4% to $1.25 billion for the nine months ended September 30, 2000 compared to the same periods a year ago. While patient volumes did not change significantly, revenues per patient day grew 6% in the third quarter and 4% for the nine month period ended September 30, 2000 primarily as a result of increased Medicare and Medicaid funding and price increases to private payors. Medicare revenues per patient day under PPS were $301 in the third quarter of 2000 compared to $283 in the third quarter a year ago, and $298 for the nine months ended September 30, 2000 compared to $289 in the prior year. Despite a decline in patient acuity levels, the increase in Medicare reimbursement rates for both periods resulted primarily from regulatory changes associated with the BBRA and an increase in therapy services.

   Operating income increased 28% to $72 million in the third quarter and 26% to $220 million for the nine month period compared to the same periods a year ago. A substantial portion of the improvement in operating margins in both periods resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment. However, costs related to professional liability risks and doubtful accounts rose by $7 million and $17 million from the third quarter and first nine months of 1999, respectively. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day increased 2% in the third quarter and were relatively unchanged for the nine month period compared to a year ago.

 HEALTH SERVICES DIVISION - REHABILITATION SERVICES

   Revenues declined 26% to $34 million in the third quarter of 2000 and 33% to $102 million for the nine months ended September 30, 2000 from the respective periods last year. The decline in revenues was primarily attributable to continued reductions in the demand for ancillary services in response to fixed reimbursement rates under PPS. Approximately one-half of the revenue decline in both periods was attributable to Company-operated nursing centers. Under PPS, the reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including the Company's nursing centers) have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

   Rehabilitation services reported operating income of $3 million and $2 million for the third quarter and nine month period, respectively, compared to operating income of $5 million and $21 million for the same periods last year. Operating results in the third quarter of 2000 reflect $3 million of favorable adjustments for doubtful accounts resulting from collections of past due accounts. The reduction in operating income reflects a continued decline in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

 HEALTH SERVICES DIVISION - REHABILITATION SERVICES (CONTINUED)

customer demand resulting from PPS. In addition, effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximated the costs of providing such services. Accordingly, fiscal 2000 operating results do not reflect any operating income related to intercompany transactions. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline.

 HEALTH SERVICES DIVISION - OTHER ANCILLARY SERVICES

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the Vencare realignment in the fourth quarter of 1999. Operating results for the third quarter of 2000 reflect $2 million of favorable adjustments for doubtful accounts resulting from collections from discontinued customer accounts.

 HOSPITAL DIVISION - HOSPITALS

   Revenues in both the third quarter and nine months ended September 30, 2000 increased 6% to $244 million and $748 million, respectively. The increase in both periods was primarily attributable to growth in patient days.

   Revenues per patient day remained relatively unchanged in the third quarter and nine month period compared to the respective periods a year ago. Medicare revenues recorded by the Company's hospitals in prior years included reimbursement for expenses related to certain costs associated with hospital-based ancillary services previously provided by the Vencare division to its nursing center customers. In connection with the continued settlement discussions with the DOJ, the Company has agreed to discontinue recording such revenues and has excluded such costs from its Medicare cost reports since September 1, 1999. Medicare revenues related to the reimbursement of such costs aggregated $4 million in the third quarter of 1999 and $18 million for the nine months ended September 30, 1999.

   Hospital operating income declined 11% to $48 million in the third quarter of 2000 and declined 9% to $156 million for the nine months ended September 30, 2000 compared to the same periods a year ago. Despite an increase in patient days, operating costs per patient day increased 5% in both periods primarily as a result of growth in labor and pharmaceutical costs. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

 HOSPITAL DIVISION - PHARMACY

   Revenues increased 27% to $52 million in the third quarter of 2000 and increased 17% to $149 million for the nine months ended September 30, 2000 compared to the same periods a year ago. The increases resulted primarily from growth in the number of nursing center customers.

   Operating income in the third quarter of both years approximated $1 million. For the nine months ended September 30, 2000, the pharmacy business reported operating income of $1 million compared to operating income of $8 million for the same period of 1999. Operating income during fiscal 2000 was adversely impacted by pricing pressures associated with PPS and pharmaceutical cost increases. Supply costs as a percentage of revenues rose to 59% in the third quarter of 2000 from 52% in 1999 and rose to 62% from 54% for the comparable nine month periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 CORPORATE OVERHEAD

   Operating income for the Company's operating divisions excluded allocations of corporate overhead. These costs aggregated $30 million and $27 million in the third quarters of 2000 and 1999, respectively, and $87 million and $85 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of revenues (before eliminations), corporate overhead was 4.1% and 3.9% for the respective third quarters of 2000 and 1999, and 4.0% for both of the respective nine month periods.

 UNUSUAL TRANSACTIONS

   Operating results for each period presented include certain unusual transactions. These transactions are included in other operating expenses in the unaudited condensed consolidated statement of operations for the respective periods in which they were recorded.

   In the third quarter of 2000, the Company recorded a $9 million write-off of an impaired investment. Operating results for the nine months ended September 30, 2000 also included a $5 million gain on the sale of a closed hospital. Operating results for the nine months ended September 30, 1999 included a $15 million write-off of the Company's remaining investment in a healthcare related entity and a $6 million charge for the cancellation of a nursing center software development project.

 CAPITAL COSTS

   The Company leases substantially all of its facilities. Depreciation and amortization, rents and net interest costs aggregated $108 million in the third quarter of 2000 compared to $127 million for the same period last year and $326 million and $361 million for the nine months ended September 30, 2000 and 1999, respectively. While rents were relatively unchanged, depreciation and amortization declined primarily as a result of significant write-offs of property, equipment and goodwill in the fourth quarter of 1999 in connection with the Company's valuation of its long-lived assets required by SFAS 121. On January 1, 2000, the Company changed its goodwill amortization period from 40 years to 20 years from the date of acquisition. The impact of this change was not material. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

   During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement and the rents due to Ventas under the Master Lease Agreements. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes approximated $7 million and $22 million for the third quarter and first nine months of 2000, respectively.

 INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the third quarter of 2000 and 1999 included charges of $8 million and $15 million, respectively, related to the deferred tax valuation allowance. For the nine months ended September 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $14 million and $26 million, respectively. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At September 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $363 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

 CONSOLIDATED RESULTS

   The Company reported a pretax loss from operations before reorganization costs of $22 million in the third quarter of 2000 compared to $37 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company recorded a pretax loss from operations before reorganization costs of $36 million compared to $85 million for the same period of 1999.

   Reorganization costs, consisting principally of professional fees, aggregated $4 million and $5 million in the third quarters of 2000 and 1999, respectively, and $10 million and $12 million for the respective nine month periods.

   The net loss from operations in the third quarter of 2000 aggregated $27 million compared to a net loss of $42 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company's net loss from operations totaled $48 million compared to a net loss of $98 million a year ago. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect the change in accounting for start-up costs. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY

   As previously discussed, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On September 29, 2000, the Company filed its Proposed Plan with the Bankruptcy Court. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

   In connection with the Chapter 11 Cases, the Company entered into the DIP Financing aggregating $100 million. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing, which was initially scheduled to mature on March 13, 2000, is comprised of the Tranche A Loan and the Tranche B Loan. Interest is payable at the prime rate plus 2 1/2% on the Tranche A Loan and the prime rate plus 4 1/2% on the Tranche B Loan.

   Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October, $70 million in November and $75 million thereafter. Pursuant to the most recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loan are limited to approximately $48 million until maturity and are reduced for asset sales made by the Company. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At September 30, 2000, there were no outstanding borrowings under the DIP Financing.

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

   In the most recent amendment to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until January 31, 2001 and to revise and update certain financial covenants. In addition, the most recent amendment extends the period of time for the Company to file a plan of reorganization and disclosure statement and an appropriate motion requesting confirmation and consummation thereof to November 22, 2000.

   At December 31, 1999, the Company was not in compliance with the DIP Financing covenant related to the minimum Net Amount of Eligible Accounts (accounts receivable). Since there were no outstanding borrowings under the DIP Financing at December 31, 1999, the event of default had no effect on the Company's 1999 consolidated financial statements. Effective April 12, 2000, the Company and the DIP Lenders agreed to an amendment to the DIP Financing to revise the covenant related to the minimum Net Amount of Eligible Accounts. In that amendment, the DIP Lenders also waived all events of default regarding this covenant that occurred prior to the date of the amendment. The Company was in compliance with the DIP Financing covenants at September 30, 2000.

   On June 12, 2000, the Company entered into the Commitment Letter with certain of the DIP Lenders to finance the Restated DIP. The Restated DIP would become effective in the event the Company became involved in a legal proceeding against Ventas. The Commitment Letter was initially scheduled to expire on August 31, 2000 unless the Company obtained Bankruptcy Court approval of the Commitment Letter and paid all fees payable upon such approval. On August 31, 2000, the Company and the certain DIP Lenders agreed to an amendment to extend the date by which Bankruptcy Court approval must be obtained through October 31, 2000. On October 23, 2000, the Company and the certain DIP Lenders agreed to a further amendment to extend the date for Bankruptcy Court approval to January 31, 2001. The Bankruptcy Court approved this latest amendment to the Commitment Letter on October 25, 2000. The consummation of the Restated DIP also would be subject to other customary conditions contained in the Commitment Letter. At this time, the Company has adjourned the hearing seeking approval of the Commitment Letter and the Restated DIP in light of the status of the current negotiations with its major constituencies to finalize the terms of the Proposed Plan.

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

   A substantial portion of pre-petition liabilities are subject to settlement under the Proposed Plan submitted by the Company. The Proposed Plan must be voted upon by certain of the impaired creditors of the Company and approved by the Bankruptcy Court. There can be no assurance that the Proposed Plan submitted by the Company will be approved by the requisite holders of claims, confirmed by the Bankruptcy Court or that it will be consummated. If the Proposed Plan is not accepted by the required number of impaired creditors and the Company's exclusive right to file and solicit acceptance of the Proposed Plan ends, any party in interest may subsequently file its own plan of reorganization for the Company.

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

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments by April 23, 1999. On April 21, 1999, the Company entered into the HCFA Agreement under which non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest accrues on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $67 million at September 30, 2000 and have been classified as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

 LIABILITIES SUBJECT TO COMPROMISE

   "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims, treatment under a confirmed plan of reorganization and other events. Proposed payment terms for these amounts are set forth in the Proposed Plan.

   All pre-petition liabilities, other than those for which the Company has received Bankruptcy Court approval to pay, are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise.

   Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

 CASH FLOWS

   Since the filing of the Chapter 11 Cases, cash flows from operations have allowed the Company to fund post-petition obligations, sustain adequate liquidity levels and minimize borrowings under the DIP Financing. Cash flows from operations before reorganization costs totaled $155 million for the nine months ended September 30, 2000 compared to $167 million for the nine months ended September 30, 1999. There can be no assurance, however, that the Company can maintain its current liquidity levels during the pendency of the Chapter 11 Cases.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES

   Capital expenditures for the first nine months of 2000 aggregated $42 million compared to $73 million a year ago. Capital expenditures could approximate $80 million in 2000. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At September 30, 2000, the estimated cost to complete and equip construction in progress approximated $16 million. There can be no assurance that the Company will have sufficient resources to finance its capital expenditures program in 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      2000 QUARTERS
                                                         ----------------------------------------
                                                           FIRST          SECOND         THIRD      NINE MONTHS
                                                         ----------   --------------   ----------   ------------
Revenues..............................................    $715,456         $713,424     $717,253     $2,146,133
                                                          --------         --------     --------     ----------
Salaries, wages and benefits..........................     405,313          392,383      405,510      1,203,206
Supplies..............................................      93,398           94,619       92,251        280,268
Rent..................................................      76,220           76,788       77,870        230,878
Other operating expenses..............................     119,796          119,977      132,552        372,325
Depreciation and amortization.........................      17,902           18,168       17,464         53,534
Interest expense......................................      16,239           14,663       14,415         45,317
Investment income.....................................      (1,206)          (1,012)      (1,490)        (3,708)
                                                          --------         --------     --------     ----------
                                                           727,662          715,586      738,572      2,181,820
                                                          --------         --------     --------     ----------
Loss before reorganization costs and income taxes.....     (12,206)          (2,162)     (21,319)       (35,687)
Reorganization costs..................................       3,065            2,530        4,745         10,340
                                                          --------         --------     --------     ----------
Loss before income taxes..............................     (15,271)          (4,692)     (26,064)       (46,027)
Provision for income taxes............................         500              500          500          1,500
                                                          --------         --------     --------     ----------
   Net loss...........................................     (15,771)          (5,192)     (26,564)       (47,527)
Preferred stock dividend requirements.................        (261)            (262)        (261)          (784)
                                                          --------         --------     --------     ----------
   Loss to common stockholders........................    $(16,032)        $ (5,454)    $(26,825)    $  (48,311)
                                                          ========         ========     ========     ==========
Net loss per common share:
   Basic..............................................      $(0.23)          $(0.08)      $(0.38)        $(0.69)
   Diluted............................................       (0.23)           (0.08)       (0.38)         (0.69)

Shares used in computing net loss per common share:
   Basic..............................................      70,240           70,147       70,265         70,217
   Diluted............................................      70,240           70,147       70,265         70,217


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               1999 QUARTERS
                                           --------------------------------------------------
                                             FIRST        SECOND       THIRD        FOURTH         YEAR
                                           ----------   ----------   ----------   -----------   -----------
Revenues................................    $700,232     $688,892     $681,924    $  594,593    $2,665,641
                                            --------     --------     --------    ----------    ----------
Salaries, wages and benefits............     403,894      392,748      393,535       376,050     1,566,227
Supplies................................      84,997       85,799       81,484        95,509       347,789
Rent....................................      75,452       76,088       77,423        76,157       305,120
Other operating expenses................     107,007      129,189      116,948       589,054       942,198
Depreciation and amortization...........      22,285       21,612       24,126        25,173        93,196
Interest expense........................      19,536       20,032       26,030        14,844        80,442
Investment income.......................        (631)        (642)        (673)       (3,242)       (5,188)
                                            --------     --------     --------    ----------    ----------
                                             712,540      724,826      718,873     1,173,545     3,329,784
                                            --------     --------     --------    ----------    ----------
Loss before reorganization costs
  and income taxes......................     (12,308)     (35,934)     (36,949)     (578,952)     (664,143)
Reorganization costs....................       2,312        4,547        5,443         6,304        18,606
                                            --------     --------     --------    ----------    ----------
Loss before income taxes................     (14,620)     (40,481)     (42,392)     (585,256)     (682,749)
Provision for income taxes..............          50           50           50           350           500
                                            --------     --------     --------    ----------    ----------
Loss from operations....................     (14,670)     (40,531)     (42,442)     (585,606)     (683,249)
Cumulative effect of change in
  accounting for start-up costs.........      (8,923)           -            -             -        (8,923)
                                            --------     --------     --------    ----------    ----------
          Net loss......................     (23,593)     (40,531)     (42,442)     (585,606)     (692,172)
Preferred stock dividend requirements...        (261)        (262)        (261)         (262)       (1,046)
                                            --------     --------     --------    ----------    ----------
          Loss to common stockholders...    $(23,854)    $(40,793)    $(42,703)   $ (585,868)   $ (693,218)
                                            ========     ========     ========    ==========    ==========

Loss per common share:
   Basic:
      Loss from operations..............    $  (0.21)    $  (0.58)    $  (0.61)   $    (8.32)   $    (9.72)
      Cumulative effect of change in
        accounting for start-up costs...       (0.13)           -            -             -         (0.13)
                                            --------     --------     --------    ----------    ----------
          Net loss......................    $  (0.34)    $  (0.58)    $  (0.61)   $    (8.32)   $    (9.85)
                                            ========     ========     ========    ==========    ==========

   Diluted:
      Loss from operations..............    $  (0.21)    $  (0.58)    $  (0.61)   $    (8.32)   $    (9.72)
      Cumulative effect of change in
        accounting for start-up costs...       (0.13)           -            -             -         (0.13)
                                            --------     --------     --------    ----------    ----------
          Net loss......................    $  (0.34)    $  (0.58)    $  (0.61)   $    (8.32)   $    (9.85)
                                            ========     ========     ========    ==========    ==========
Shares used in computing loss
   per common share:
      Basic.............................      70,326       70,395       70,438        70,463        70,406
      Diluted...........................      70,326       70,395       70,438        70,463        70,406


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             2000 QUARTERS
                                                                ---------------------------------------
                                                                  FIRST          SECOND         THIRD     NINE MONTHS
                                                                ----------   --------------   ---------   ------------
Revenues:
Health services division:
  Nursing centers............................................    $412,703         $413,159    $420,588     $1,246,450
  Rehabilitation services....................................      34,377           33,173      34,032        101,582
  Other ancillary services...................................          (5)              (2)         (1)            (8)
  Elimination................................................     (18,091)         (18,509)    (19,671)       (56,271)
                                                                 --------         --------    --------     ----------
                                                                  428,984          427,821     434,948      1,291,753
Hospital division:
  Hospitals..................................................     253,591          250,027     244,391        748,009
  Pharmacy...................................................      47,468           49,949      51,593        149,010
                                                                 --------         --------    --------     ----------
                                                                  301,059          299,976     295,984        897,019
                                                                 --------         --------    --------     ----------
                                                                  730,043          727,797     730,932      2,188,772
Elimination of pharmacy charges to Company nursing centers...     (14,587)         (14,373)    (13,679)       (42,639)
                                                                 --------         --------    --------     ----------
                                                                 $715,456         $713,424    $717,253     $2,146,133
                                                                 ========         ========    ========     ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers.........................................    $ 70,846         $ 77,482    $ 71,627     $  219,955
     Rehabilitation services.................................         490           (1,055)      2,841          2,276
     Other ancillary services................................         130              242       2,687          3,059
                                                                 --------         --------    --------     ----------
                                                                   71,466           76,669      77,155        225,290
  Hospital division:
     Hospitals...............................................      56,029           52,178      47,915        156,122
     Pharmacy................................................      (1,181)             808       1,094            721
                                                                 --------         --------    --------     ----------
                                                                   54,848           52,986      49,009        156,843
  Corporate overhead.........................................     (29,365)         (27,745)    (29,988)       (87,098)
  Unusual transactions.......................................           -            4,535      (9,236)        (4,701)
  Reorganization costs.......................................      (3,065)          (2,530)     (4,745)       (10,340)
                                                                 --------         --------    --------     ----------
        Operating income.....................................      93,884          103,915      82,195        279,994
Rent.........................................................     (76,220)         (76,788)    (77,870)      (230,878)
Depreciation and amortization................................     (17,902)         (18,168)    (17,464)       (53,534)
Interest, net................................................     (15,033)         (13,651)    (12,925)       (41,609)
                                                                 --------         --------    --------     ----------
Loss before income taxes.....................................     (15,271)          (4,692)    (26,064)       (46,027)
Provision for income taxes...................................         500              500         500          1,500
                                                                 --------         --------    --------     ----------
                                                                 $(15,771)        $ (5,192)   $(26,564)    $  (47,527)
                                                                 ========         ========    ========     ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                                 OPERATING DATA
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        1999 QUARTERS
                                     -------------------------------------------------
                                       FIRST        SECOND       THIRD        FOURTH        YEAR
                                     ----------   ----------   ----------   ----------   -----------
Revenues:
Health services division:
  Nursing centers.................    $398,374     $397,930     $399,907    $ 398,033    $1,594,244
  Rehabilitation services.........      54,365       50,234       46,088       45,044       195,731
  Other ancillary services........      16,263       12,855       10,477        3,932        43,527
  Elimination.....................     (34,205)     (34,564)     (31,770)     (27,728)     (128,267)
                                      --------     --------     --------    ---------    ----------
                                       434,797      426,455      424,702      419,281     1,705,235
Hospital division:
  Hospitals.......................     238,522      234,868      230,682      146,476       850,548
  Pharmacy........................      43,246       42,951       40,707       44,589       171,493
                                      --------     --------     --------    ---------    ----------
                                       281,768      277,819      271,389      191,065     1,022,041
                                      --------     --------     --------    ---------    ----------
                                       716,565      704,274      696,091      610,346     2,727,276
Elimination of pharmacy charges
  to Company nursing centers......     (16,333)     (15,382)     (14,167)     (15,753)      (61,635)
                                      --------     --------     --------    ---------    ----------
                                      $700,232     $688,892     $681,924    $ 594,593    $2,665,641
                                      ========     ========     ========    =========    ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers..............    $ 59,122     $ 59,186     $ 55,881    $  11,575    $  185,764
     Rehabilitation services......       6,933        8,397        5,277      (17,374)        3,233
     Other ancillary services.....       3,596        1,035        1,333       (1,798)        4,166
                                      --------     --------     --------    ---------    ----------
                                        69,651       68,618       62,491       (7,597)      193,163
  Hospital division:
     Hospitals....................      58,411       59,656       54,084      (35,248)      136,903
     Pharmacy.....................       4,045        3,383          679       (7,388)          719
                                      --------     --------     --------    ---------    ----------
                                        62,456       63,039       54,763      (42,636)      137,622
  Corporate overhead..............     (27,773)     (29,674)     (27,297)     (24,196)     (108,940)
  Unusual transactions............           -      (20,827)           -     (391,591)     (412,418)
  Reorganization costs............      (2,312)      (4,547)      (5,443)      (6,304)      (18,606)
                                      --------     --------     --------    ---------    ----------
        Operating income (loss)...     102,022       76,609       84,514     (472,324)     (209,179)
Rent..............................     (75,452)     (76,088)     (77,423)     (76,157)     (305,120)
Depreciation and amortization.....     (22,285)     (21,612)     (24,126)     (25,173)      (93,196)
Interest, net.....................     (18,905)     (19,390)     (25,357)     (11,602)      (75,254)
                                      --------     --------     --------    ---------    ----------
Loss before income taxes..........     (14,620)     (40,481)     (42,392)    (585,256)     (682,749)
Provision for income taxes........          50           50           50          350           500
                                      --------     --------     --------    ---------    ----------
                                      $(14,670)    $(40,531)    $(42,442)   $(585,606)   $ (683,249)
                                      ========     ========     ========    =========    ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                           OPERATING DATA (CONTINUED)
                                  (UNAUDITED)


                                            2000 QUARTERS
                                  ---------------------------------
                                    FIRST      SECOND       THIRD     NINE MONTHS
                                  ---------   ---------   ---------   -----------
Nursing center data:
End of period data:
  Number of nursing centers:
    Leased and owned...........         280         280         278
    Managed....................          40          41          39
                                  ---------   ---------   ---------
                                        320         321         317
                                  =========   =========   =========
  Number of licensed beds:
    Leased and owned...........      36,653      36,677      36,465
    Managed....................       4,262       4,436       4,070
                                  ---------   ---------   ---------
                                     40,915      41,113      40,535
                                  =========   =========   =========
Revenue mix %:
   Medicare....................          28          28          27            28
   Medicaid....................          48          48          50            49
   Private and other...........          24          24          23            23

Patient days:
   Medicare....................     398,329     382,933     381,890     1,163,152
   Medicaid....................   1,918,732   1,917,429   1,960,359     5,796,520
   Private and other...........     590,619     579,128     570,679     1,740,426
                                  ---------   ---------   ---------     ---------
                                  2,907,680   2,879,490   2,912,928     8,700,098
                                  =========   =========   =========     =========
Hospital data:
End of period data:
   Number of hospitals.........          56          56          56
   Number of licensed beds.....       4,931       4,880       4,886

Revenue mix %:
   Medicare....................          58          53          56            56
   Medicaid....................          10           9          12            10
   Private and other...........          32          38          32            34

Patient days:
   Medicare....................     188,063     177,083     167,946       533,092
   Medicaid....................      31,964      33,416      34,052        99,432
   Private and other...........      51,747      51,743      50,567       154,057
                                  ---------   ---------   ---------     ---------
                                    271,774     262,242     252,565       786,581
                                  =========   =========   =========     =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                           OPERATING DATA (CONTINUED)
                                  (UNAUDITED)


                                                    1999 QUARTERS
                                  ---------------------------------------------
                                    FIRST      SECOND       THIRD      FOURTH        YEAR
                                  ---------   ---------   ---------   ---------   ----------
Nursing center data:
End of period data:
  Number of nursing centers:
    Leased and owned...........         280         280         280         282
    Managed....................          13          13          13          13
                                  ---------   ---------   ---------   ---------
                                        293         293         293         295
                                  =========   =========   =========   =========
  Number of licensed beds:
    Leased and owned...........      36,924      36,726      36,675      36,912
    Managed....................       1,661       1,661       1,661       1,661
                                  ---------   ---------   ---------   ---------

                                     38,585      38,387      38,336      38,573
                                  =========   =========   =========   =========
Revenue mix %:
   Medicare....................          28          27          24          26           26
   Medicaid....................          47          48          51          50           49
   Private and other...........          25          25          25          24           25

Patient days:
   Medicare....................     380,748     366,272     339,303     349,965    1,436,288
   Medicaid....................   1,867,554   1,911,111   1,967,721   1,972,577    7,718,963
   Private and other...........     633,137     623,665     626,903     617,483    2,501,188
                                  ---------   ---------   ---------   ---------   ----------
                                  2,881,439   2,901,048   2,933,927   2,940,025   11,656,439
                                  =========   =========   =========   =========   ==========
Hospital data:
End of period data:
   Number of hospitals.........          57          56          56          56
   Number of licensed beds.....       4,937       4,935       4,907       4,931

Revenue mix %:
   Medicare....................          59          56          55          65           58
   Medicaid....................          10          10          11          11           11
   Private and other...........          31          34          34          24           31

Patient days:
   Medicare....................     175,953     171,011     159,739     163,273      669,976
   Medicaid....................      29,939      29,675      30,674      29,561      119,849
   Private and other...........      49,924      49,165      47,756      45,631      192,476
                                  ---------   ---------   ---------   ---------   ----------
                                    255,816     249,851     238,169     238,465      982,301
                                  =========   =========   =========   =========   ==========

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only significant exposure to market risk is changes in the levels of various interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. In addition, the interest rates on the DIP Financing are affected by changes in the Federal Funds rate and the prime rate of Morgan Guaranty Trust Company of New York. To mitigate the impact of fluctuations in these interest rates, the Company generally maintains a portion of its borrowings on a fixed rate, long-term basis. Prior to its financial difficulties, the Company also entered into certain interest rate swap transactions. The Company had no active interest rate swap agreements at September 30, 2000.

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


                           INTEREST RATE SENSITIVITY
                PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY
                             AVERAGE INTEREST RATE
                             (DOLLARS IN THOUSANDS)


                                                                EXPECTED MATURITIES                                     FAIR
                                                          --------------------------------                              VALUE
                                     2000       2001        2002       2003        2004      THEREAFTER    TOTAL       9/30/00
                                    -------    -------    --------    -------    --------    ----------    --------   --------
LIABILITIES:
Long-term debt, including
  amounts due within one year:
  Fixed rate.....................   $ 3,174    $17,802    $ 19,453    $21,145    $  7,574      $303,897    $373,045   $120,922
  Average interest rate..........     12.00%     12.00%      12.00%     12.00%      10.00%        10.00%
  Variable rate..................   $22,503    $61,974    $128,640    $79,535    $177,344      $ 39,147    $509,143   $417,497
  (a) Average interest rate
-------------
(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus
    3/4% to 3 1/2% or the prime rate plus 2% to 3 1/2%.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Summary descriptions of various significant legal and regulatory activities follow:

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On September 29, 2000, the Company filed its Proposed Plan with the Bankruptcy Court. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Chapter 11 Cases.

   As previously reported, in United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (1) over billed for respiratory therapy services, (2) rendered medically unnecessary treatment, and (3) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously. The action has been dismissed with prejudice as to the relator and without prejudice as to the United States.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS:

    10.1 Amendment to Debtor-in-Possession Credit Agreement to Extend Plan Filing Date dated July 11, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

    10.2 Amendment to Debtor-in-Possession Credit Agreement dated August 16, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

    10.3 Twelfth Amendment and Consent to Debtor-in-Possession Credit Agreement dated September 22, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

    10.4 Thirteenth Amendment and Consent to Debtor-in-Possession Credit Agreement dated October 23, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.

    10.5 Amendment to Commitment Letter dated August 31, 2000 by and among Vencor, Inc. and the Borrowers under the Debtor-in-Possession Credit Agreement, Ableco Finance LLC, Appaloosa Investment Limited Partnership I, Franklin Mutual Advisers LLC, Van Kampen Prime Rate Income Trust, Van Kampen Senior Floating Rate Fund, and Van Kampen Senior Income Trust.

    10.6 Second Amendment to Commitment Letter dated October 23, 2000 by and among Vencor, Inc. and the Borrowers under the Debtor-in-Possession Credit Agreement, Ableco Finance LLC, Appaloosa Investment Limited Partnership I, Franklin Mutual Advisers LLC, Van Kampen Prime Rate Income Trust, Van Kampen Senior Floating Rate Fund, and Van Kampen Senior Income Trust.

    10.7 Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc.

    10.8 Amendment No. 1 to the Vencor Retirement Savings Plan dated September 26, 2000.

    10.9 Amendment No. 1 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates dated September 26, 2000.

    27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering, Analysis, and Retrieval system).

   (B)  REPORTS ON FORM 8-K:

   The Company filed a Current Report on Form 8-K on August 9, 2000 announcing that the Company had entered into the Corporate Integrity Agreement with the OIG. The Company filed a Current Report on Form 8-K on September 9, 2000 announcing that the Bankruptcy Court approved the Company's motion to extend the Company's exclusive right to file its plan of reorganization through September 29, 2000. The Company filed a Current Report on Form 8-K on September 25, 2000 announcing that the Company agreed with the DIP Lenders to extend the maturity of the DIP Financing to October 31, 2000 and to amend certain other provisions of the DIP Financing. This Form 8-K also announced the approval of an amendment to the Commitment Letter to extend the date by which Bankruptcy Court approval must be obtained for the Commitment Letter to be effective through October 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENCOR, INC.



Date:  November 14, 2000                /s/  EDWARD L. KUNTZ
------------------------                --------------------
                                           Edward L. Kuntz
                                      Chairman of the Board, Chief
                                     Executive Officer and President


Date:  November 14, 2000              /s/  RICHARD A. SCHWEINHART
------------------------              ---------------------------
                                       Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                         Financial Officer)