Form 10-K405
period 2000-12-31
VENCOR INC /NEW/
filed 2001-03-20
CIK 1060009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
      Title of Each Class                                 on which Registered
      -------------------                                ---------------------
             None                                                None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.25 per share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of February 28, 2001, there were 70,233,280 shares of the Registrant's common stock, $0.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the OTC Bulletin Board on February 28, 2001, was approximately $2,780,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    43
 Item 3.  Legal Proceedings.............................................    43
 Item 4.  Submission of Matters to a Vote of Security Holders...........    49

 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    50
 Item 6.  Selected Financial Data.......................................    51
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    52
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    67
 Item 8.  Financial Statements and Supplementary Data...................    68
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    68

 PART III
 Item 10. Directors and Executive Officers of the Registrant............    70
 Item 11. Executive Compensation........................................    73
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    79
 Item 13. Certain Relationships and Related Transactions................    79

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    81

                                     PART I

Item 1. Business

                                    GENERAL

  Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2000, the Company's health services division operated 312 nursing centers (40,189 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

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

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") (formerly known as Vencor, Inc.) completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company under four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

  On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged into the Company. On March 21, 1997, the Company acquired TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, the Company acquired a controlling interest in Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals located in 13 states. The Company completed the merger of its wholly owned subsidiary into Transitional on August 26, 1997.

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "--Cautionary Statements."

Proceedings under Chapter 11 of the Bankruptcy Code

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases").

  On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing (the "Amended Plan"). The order confirming the Amended Plan was entered on March 16, 2001. The Company is proceeding expeditiously to implement the Amended Plan which, under the terms of the Amended Plan, must be effective no later than May 1, 2001.

  In connection with the confirmation hearing, the Company entered into a commitment letter for a $120 million senior exit facility with a lending group led by Morgan Guaranty Trust Company of New York (the "Exit Facility"). The Exit Facility will be available to fund the Company's obligations under the Amended Plan and its ongoing operations following emergence from bankruptcy.

  The consummation of the Amended Plan is subject to a number of material conditions including, without limitation, the negotiation and execution of definitive agreements for the Exit Facility. There can be no assurance that the Amended Plan will be consummated.

 Amended Plan of Reorganization

  The Amended Plan represents a consensual arrangement among Ventas, the Company's senior bank lenders (the "Senior Lenders"), holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), the United States Department of Justice (the "DOJ"), acting on behalf of the Department of Health and Human Services' Office of the Inspector General (the "OIG") and the Health Care Financing Administration ("HCFA") (collectively, the "Government") and the advisors to the official committee of unsecured creditors.

  The Company distributed its disclosure materials soliciting approval of the Amended Plan on December 29, 2000. Voting on the Amended Plan concluded on February 15, 2001 (other than for Ventas, which voted prior to the confirmation hearing) and the Company received the requisite acceptances from various creditor classes to confirm the Amended Plan.

  The following is a summary of certain material provisions of the Amended Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Amended Plan, including all exhibits and documents described therein, as filed with the Bankruptcy Court and as may otherwise be amended, modified or supplemented.

  The Amended Plan provides for, among other things, the following distributions:

  Senior Lender Claims--The Senior Lenders will receive, in the aggregate, new senior subordinated secured notes in the principal amount of $300 million, bearing interest at the rate of LIBOR plus 4 1/2%, with a maturity of seven years (the "New Senior Secured Notes"). The interest on the New Senior Secured Notes will begin to accrue approximately two quarters following the effective date of the Amended Plan and, in lieu of interest payments, the Company will pay a $25.9 million obligation under the Government Settlement (as defined) within the first two full fiscal quarters following the effective date of the Amended Plan as described below. In addition, holders of the Senior Lender claims will receive an aggregate distribution of 65.51% of the new common stock (the "New Common Stock") of the reorganized Company (subject to dilution from stock issuances occurring after the effective date of the Amended Plan).

  Senior Subordinated Noteholder Claims--The holders of the 1998 Notes and the remaining $2.4 million of the Company's 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") will receive, in the aggregate, 24.50% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Amended Plan). In addition, the holders of the Subordinated Noteholder Claims will receive, in the aggregate, warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of New Common Stock, with a five-year term, which will consist of warrants to purchase 2,000,000 shares at a price per share of $30.00, and warrants to purchase 5,000,000 shares at a price per share of $33.33.

  Ventas Claim--Ventas will receive the following treatment under the Amended
Plan:

  The four master leases and the Corydon Lease (as defined) with Ventas will be assumed and simultaneously amended and restated as of the effective date of the Amended Plan (the "Amended Leases"). The principal economic terms of the Amended Leases are as follows:

    (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million as of the first month after the effective date of the Amended Plan.

    (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2%, plus an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the New Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% and there will be no further accrual feature.

    (3) A one-time option, that can be exercised by Ventas 5 1/4 years after the effective date of the Amended Plan, to reset the annual aggregate minimum rent under one or more of the Amended Leases to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Amended Leases are reset) to the Company.

    (4) Under the Amended Leases, the "Event of Default" provisions also will be substantially modified and will provide Ventas with more flexibility in exercising remedies for events of default.

  In addition to the Amended Leases, Ventas will receive a distribution of 9.99% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Amended Plan).

  Ventas also will enter into a tax escrow agreement with the Company as of the effective date that will provide for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications. The escrowed funds will be available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

  All agreements and indemnification obligations between the Company and Ventas, except those modified by the Amended Plan, will be assumed by the Company as of the effective date of the Amended Plan.

  United States Claims--The claims of the Government (other than claims of the Internal Revenue Service and criminal claims, if any) will be settled through a government settlement with the Company and Ventas which will be effectuated through the Amended Plan (the "Government Settlement").

  Under the Government Settlement, the Company will pay the Government a total of $25.9 million, which will be paid as follows:

    (1) $10 million on the effective date of the Amended Plan, and

    (2) an aggregate of $15.9 million during the first two full fiscal quarters following the effective date, plus accrued interest at the rate of 6% per annum beginning as of the effective date of the Amended Plan.

  Under the Government Settlement, Ventas will pay the Government a total of $103.6 million, which will be paid as follows:

    (1) $34 million on the effective date of the Amended Plan, and

    (2) the remainder paid over five years, bearing interest at the rate of 6% per annum beginning as of the effective date of the Amended Plan.

  In addition, the Company will repay the remaining balance of the obligations under the HCFA Agreement (as defined) (approximately $63.4 million as of December 31, 2000) pursuant to the terms previously agreed to by the Company. See "--Events Leading to Reorganization." As previously announced, the Company has entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. See "--Corporate Integrity Agreement." The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See "Legal Proceedings."

  General Unsecured Creditors Claims--The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts will be paid in equal quarterly installments over three years beginning at the end of the first full fiscal quarter following the effective date. The Company will pay interest on these claims at the rate of 6% per annum from the effective date of the Amended Plan, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, will be paid in full within 30 days of the effective date of the Amended Plan.

  Preferred Stockholder and Common Stockholder Claims--The holders of preferred stock and common stock of the Company will not receive any distributions under the Amended Plan. The preferred stock and common stock will be canceled on the effective date of the Amended Plan.

  Other Significant Provisions--The board of directors of the reorganized Company will consist of: Edward L. Kuntz, the current Chairman of the Board of Directors, Jeff Altman of Franklin Mutual Advisors, L.L.C., James Bolin of Appaloosa Management, L.P., Garry N. Garrison, Isaac Kaufman of Advanced Medical Management, Inc., John H. Klein of BI-Logix, Inc. and David Tepper of Appaloosa Management, L.P.

  A restricted share plan was approved under the Amended Plan that provides for the issuance of 600,000 shares of New Common Stock to certain key employees of the Company. The restricted shares will be non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Amended Plan for the issuance of stock options for up to 600,000 shares of New Common Stock to certain key employees of the Company. The Amended Plan also approves the Vencor, Inc. 2000 Long-Term Incentive Plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals. See "Executive Compensation." The Amended Plan also provides for the continuation of the Company's current management retention plan for its employees and the payment of certain performance bonuses upon the effective date of the Amended Plan.

 Debtor-in-Possession Financing Agreement

  In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing"). The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing was initially comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at prime plus 2 1/2% on the Tranche A Loan and prime plus 4 1/2% on the Tranche B Loan.

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October 1999, $70 million in November 1999 and $75 million thereafter. Pursuant to the most recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loan are limited to approximately $48 million until maturity and are reduced for asset sales made by the Company. In addition, Tranche B Loan aggregate borrowings are limited to $23 million as a result of the most recent amendment to the DIP Financing. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At December 31, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the lenders under the DIP Financing (the "DIP Lenders") have agreed to several amendments to the DIP Financing. These amendments approved various changes to the DIP Financing including (a) extending the period of time for the Company to file its plan of reorganization, (b) approving certain transactions, (c) revising the Company's cash plan originally submitted with the DIP Financing and (d) revising certain financial covenants.

  In the most recent amendment to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until March 31, 2001 and to revise and update certain financial covenants.

In addition, the most recent amendment extends the period of time for the Company to file the appropriate pleadings to request confirmation and consummation of the Amended Plan through March 31, 2001. At December 31, 2000, the Company was in compliance with the terms of the DIP Financing.

  The Company expects to terminate the DIP Financing on or prior to the effective date of the Amended Plan.

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

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest began to accrue on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $63.4 million at December 31, 2000 and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with generally accepted accounting principles, outstanding borrowings under the Credit Agreement ($511 million) and the principal amount of the 1998 Notes ($300 million) have been presented as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 2000. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $942 million at December 31, 2000. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes not recorded in the consolidated statement of operations aggregated $30 million in 2000 and $9 million in 1999.

  As previously reported, the Company was informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ will be settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See "Legal Proceedings."

 Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements (as defined) with Ventas. Shortly thereafter, the Company and Ventas entered into a series of standstill and tolling agreements which provided that both companies would postpone any claims either may have against the other and extend any applicable statutes of limitation.

  As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the second standstill and the tolling agreements to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") that provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation has been approved by the Bankruptcy Court. The difference between the base rent under the Master Lease Agreements and the reduced aggregate monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases.

  The Stipulation also continues to toll any statutes of limitations for claims that might be asserted by the Company against Ventas and provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation will be terminated upon the effective date of the Amended Plan. See "Legal Proceedings."

  On May 31, 2000, the Company announced that the Bankruptcy Court had approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). The Tax Stipulation provides that certain refunds of federal, state and local taxes received by either party on or after September 13, 1999 will be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation requires notification before either party can withdraw funds from the segregated accounts and will terminate upon the effective date of the Amended Plan.

  The Company believes that the Amended Plan, if consummated, will resolve all material disputes between the Company and Ventas. The Amended Plan also provides for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

  If the Amended Plan does not become effective and the Company and Ventas are unable to otherwise resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (a) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (b) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

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

Liabilities Subject to Compromise

  A substantial portion of pre-petition liabilities are subject to settlement under the Amended Plan. "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third-party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims and other events. Proposed payment terms for these amounts are set forth in the Amended Plan.

  All pre-petition liabilities, other than those for which the Company has received Bankruptcy Court approval to pay, are classified in the consolidated balance sheet as liabilities subject to compromise. A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Long-term debt:
     Credit Agreement.................................  $  510,908   $  506,114
     1998 Notes.......................................     300,000      300,000
     Amounts due under the HCFA Agreement.............      63,405       80,296
     8 5/8% Senior Subordinated Notes.................       2,391        2,391
     Unamortized deferred financing costs.............     (10,306)     (12,626)
     Other............................................       2,873        4,592
                                                        ----------   ----------
                                                           869,271      880,767
                                                        ----------   ----------

   Due to third-party payors..........................     116,062      112,694
   Accounts payable...................................      36,053       33,693
   Income taxes.......................................      13,478            -
   Accrued liabilities:
     Interest.........................................      90,655       45,521
     Ventas rent......................................      81,902       33,884
     Other............................................      52,952       52,858
                                                        ----------   ----------
                                                           225,509      132,263
                                                        ----------   ----------
                                                        $1,260,373   $1,159,417
                                                        ==========   ==========

  Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

                             HEALTHCARE OPERATIONS

  The Company is organized into two operating divisions: the health services division, which provides long-term care services by operating nursing centers and a rehabilitation therapy business and the hospital division, which provides long-term acute care to medically complex patients by operating hospitals and an institutional pharmacy business.

  The Company believes that the independent focus of each division on the unique aspects and quality concerns of their respective businesses enhances their ability to attract patients, improve operations and achieve cost containment objectives.

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

  At the same time, the long-term care industry is continuing to experience significant changes. Some of the significant factors affecting the long-term care industry include the Medicare prospective payment system ("PPS") for nursing centers and other cost containment measures resulting from the Balanced Budget Act of 1997 (the "Budget Act"), heightened regulatory scrutiny by federal and state regulators, the dramatic increase in the costs of defending and insuring against alleged patient care liability claims, the expansion of managed care, and an increased public awareness of healthcare spending by governmental agencies at the federal and state levels.

  As a result of reimbursement reductions imposed under the Budget Act, most providers have been required to deliver quality patient care more efficiently. Medicare revenues recorded under PPS in the Company's health services division have been substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. PPS has dramatically affected the operations of substantially all companies in the long-term care industry. The Budget Act also reduced payments made to the Company's hospitals by reducing incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. Increased regulatory scrutiny and costs associated with patient care liability claims, particularly on large for-profit, multi-facility providers, also have had a significant negative impact on the long-term care industry.

  As a result of significant declines in the demand for ancillary services caused by the Budget Act, the Company completed a realignment of its former Vencare division in the fourth quarter of 1999. Vencare's physical rehabilitation, speech and occupational therapies were integrated into the Company's health services division. Vencare's institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

                            HEALTH SERVICES DIVISION

  At December 31, 2000, the health services division provided long-term healthcare and rehabilitation services in 312 nursing centers containing 40,189 licensed beds located in 31 states. At December 31, 2000, the Company owned six nursing centers, leased 272 nursing centers from third parties and managed 34 nursing centers.

  The Company's nursing centers provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy and medical services. The nursing centers also provide rehabilitation services, including physical, occupational and speech therapies. In addition, management believes that the Company is a leading provider of care for patients with Alzheimer's disease. The Company offers specialized programs at more than 80 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

  Since the Vencare realignment in 1999, the health services division has provided physical, occupational and speech therapies primarily to nursing center patients. The health services division has 267 contracts to provide rehabilitation services to patients at facilities not operated by the health services division.

Health Services Division Strategy

  The strategy of the health services division is to improve its patient census by providing quality, clinical-based services. The health services division is focused on qualitative and quantitative performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. The health services division is refining its method of delivering services to create the optimal strategy of providing quality care, based on clinical outcomes, within the constraints of PPS. The health services division's ability to control costs, including its labor costs, will significantly impact its future operating results.

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

  The health services division continues to refine the delivery of ancillary services to external customers to maintain profitability under the cost constraints of PPS. Since the Vencare realignment, the Company's nursing centers generally provide ancillary services to patients through the use of internal staff. The health services division has terminated many unprofitable external ancillary services contracts in response to the economic conditions facing the long-term care industry.

Selected Health Services Division Operating Data

  The following table sets forth certain operating data for the health services division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands, except statistics):

                                                 Year Ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Nursing centers:
     Revenues............................. $ 1,675,627 $ 1,594,244 $ 1,667,343
     Operating income..................... $   287,273 $   185,764 $   216,575
     Facilities in operation at end of
      period:
       Owned or leased....................         278         282         278
       Managed............................          34          13          13
     Licensed beds at end of period:
       Owned or leased....................      36,466      36,912      36,701
       Managed............................       3,723       1,661       1,661
     Patient days (a).....................  11,580,295  11,656,439  11,939,266
     Revenues per patient day (a)......... $       145 $       137 $       140
     Average daily census (a).............      31,640      31,935      32,710
     Occupancy % (a)......................        86.1        86.8        87.3
   Rehabilitation services:
     Revenues............................. $   135,036 $   195,731 $   264,574
     Operating income..................... $     8,062 $     3,233 $    18,594
   Other ancillary services:
     Revenues............................. $         - $    43,527 $   168,165
     Operating income..................... $     4,737 $     4,166 $    30,183

--------
   (a)Excludes managed facilities.

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

  Total assets of the health services division were $495 million and $489 million at the end of 2000 and 1999, respectively.

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

  The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

                                                                  Private and
                                  Medicare         Medicaid          Other
                              ---------------- ---------------- ----------------
                              Patient          Patient          Patient
   Year                        Days   Revenues  Days   Revenues  Days   Revenues
   ----                       ------- -------- ------- -------- ------- --------
   2000......................    13%     28%      67%     49%      20%     23%
   1999......................    12      26       66      49       22      25
   1998......................    13      29       65      45       22      26

  For the year ended December 31, 2000, revenues of the health services division totaled approximately $1.7 billion or 59% of the Company's total revenues (before eliminations).

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

  Prior to the implementation of PPS, Medicare nursing center reimbursement was based upon reasonable direct and indirect costs of services provided to patients. The Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals. Since November 1999, various legislative and regulatory actions have provided a measure of relief from some of the impact of the Budget Act. Despite the effects of these recent actions, the Medicare revenues recorded under PPS in the Company's nursing centers have been substantially less than the cost-based reimbursement received before the enactment of the Budget Act. See "--Governmental Regulation--Regulatory Changes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Prior to the Budget Act, federal law, generally referred to as the "Boren Amendment," required Medicaid programs to pay rates that were reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid payments. By repealing the Boren Amendment, the Budget Act eases the restrictions on the states' ability to reduce their Medicaid reimbursement levels for such services. In addition,

Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. Management believes that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended, mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers. The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

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

Nursing Center Facilities

  The following table lists by state the number of nursing centers and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 2000:

                                                 Number of Facilities
                                  ---------------------------------------------------
                         Licensed  Owned by   Leased from  Leased from
State                      Beds   the Company  Ventas(2)  Other Parties Managed Total
-----                    -------- ----------- ----------- ------------- ------- -----
Alabama(1)..............     781        -           3            1          2      6
Arizona.................   1,393        -           6            -          6     12
California..............   2,205        1          11            4          2     18
Colorado................     695        -           4            1          -      5
Connecticut(1)..........     983        -           8            -          -      8
Florida(1)..............   2,713        2          15            1          2     20
Georgia(1)..............   1,211        -           5            4          -      9
Idaho...................     867        1           8            -          -      9
Indiana.................   5,075        -          14           15          6     35
Kentucky(1).............   2,080        1          12            4          -     17
Louisiana(1)............     485        -           -            1          2      3
Maine(1)................     775        -          10            -          -     10
Massachusetts(1)........   4,039        -          31            3          2     36
Mississippi(1)..........     125        -           -            1          -      1
Montana(1)..............     446        -           2            1          -      3
Nebraska(1).............     163        -           1            -          -      1
Nevada(1)...............     180        -           2            -          -      2
New Hampshire(1)........     622        -           3            -          1      4
North Carolina(1).......   2,764        -          19            4          -     23
Ohio(1).................   2,155        -          11            4          1     16
Oregon(1)...............     254        -           2            -          -      2
Pennsylvania............     200        -           1            1          -      2
Rhode Island(1).........     201        -           2            -          -      2
Tennessee(1)............   2,541        -           4           11          -     15
Texas...................   1,521        -           1            2          8     11
Utah....................     848        -           5            1          1      7
Vermont(1)..............     310        -           1            -          1      2
Virginia(1).............     749        -           4            1          -      5
Washington(1)...........   1,012        1           9            -          -     10
Wisconsin(1)............   2,345        -          12            2          -     14
Wyoming.................     451        -           4            -          -      4
                          ------      ---         ---          ---        ---    ---
  Totals................  40,189        6         210           62         34    312
                          ======      ===         ===          ===        ===    ===

--------
(1) These states have Certificate of Need ("CON") regulations. See "-- Governmental Regulation--Health Services Division."
(2)See "--Master Lease Agreements."

Health Services Division Management and Operations

  A divisional president and a chief financial officer manage the health services division. The nursing center operations of the division are divided into four geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. Ancillary services operations also are managed by a vice president who reports to the divisional president. The health services division is supported by district and/or regional staff in the areas of nursing, dietary and rehabilitation services, state and federal reimbursement, human resources management, maintenance, sales and financial services. In addition, the Company's corporate headquarters provides other services in the areas of information systems, human resources management, state and federal reimbursement, state licensing and certification, legal, finance and accounting support, purchasing and facilities management. Financial control is maintained principally through fiscal and accounting policies.

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

Quality Assessment and Improvement

  Quality of care is monitored and enhanced by quality assurance or performance improvement committees and family satisfaction surveys. These committees oversee patient healthcare needs and patient and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of patients' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote quality patient care.

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

Health Services Division Competition

  The nursing centers operated by the health services division compete on a local and regional basis with other nursing centers and other long-term healthcare providers. The competitive position varies within each community served. The Company believes that the quality of care, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the charges for services, are significant competitive factors. Some competitors are located in buildings that are newer than those operated by the health services division and may provide services not offered by the health services division. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based generally on fixed rates), there is significant competition for private payment patients.

  Although the ancillary services markets are fragmented, significant competition exists for these services. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. In addition, many nursing centers are developing internal staff to provide these services, particularly in response to the implementation of PPS.

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

                               HOSPITAL DIVISION

  The Company's hospitals primarily provide long-term acute care to medically complex patients. These hospitals treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Medically complex patients often are dependent on technology for continued life support, such as mechanical ventilators, total parental nutrition, respiration or cardiac monitors and dialysis machines. Approximately 50% of the hospital division's medically complex patients are ventilator-dependent for some period of time during their hospitalization.

  The hospital division's patients suffer from conditions which require a high level of monitoring and specialized care, yet may not need the services of an intensive care unit. Due to their severe medical conditions, the hospital division's patients generally are not clinically appropriate for admission to a nursing center. Their medical condition is periodically or chronically unstable. By combining general acute care services with the ability to care for medically complex patients, the Company believes that its long-term care hospitals provide their patients with high quality, cost-effective care.

  During 2000, the average length of stay for patients in its long-term care hospitals was approximately 36 days. Although the hospital division's patients range in age from pediatric to geriatric, approximately 70% of the hospital division's patients are over 65 years of age. Hospital operations are regulated by a number of government and private agencies. See "--Governmental Regulation--Hospital Division."

Services Provided by the Hospital Division

  Medically Complex. The Company's long-term acute care hospitals use a comprehensive program of care for its medically complex patients that draws upon the talents of interdisciplinary teams, including licensed pulmonary specialists. The teams evaluate medically complex patients upon admission to determine treatment programs. The hospital division has developed specialized treatment programs focused on the needs of medically complex patients. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and physical therapy. Individual attention to patients who have the cognitive and physical abilities to respond to therapy is emphasized.

  General Acute Care. The hospital division operates two general acute care hospitals and one surgical hospital. Certain of the hospital division's long-term care hospitals also provide outpatient services in support of their long-term care services. General acute care and outpatient services may include inpatient services, diagnostic services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy.

  Pharmacies. Since the Vencare realignment in 1999, the hospital division has provided institutional pharmacy services. The institutional pharmacy business focuses on providing a full array of institutional pharmacy services to nursing centers and specialized care centers, including nursing centers operated by the Company. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics and respiratory services.

Hospital Division Strategy

  The hospital division differentiates its hospitals as a result of its ability to care for medically complex patients in a high quality, cost-effective setting. The hospital division is committed to maintaining its quality of care by dedicating appropriate resources to each of its hospitals. In addition, the hospital division is focusing its efforts on containing and reducing costs to operate competitively under the reduced Medicare reimbursement established by the Budget Act while maintaining quality care. The hospital division seeks to improve operating efficiencies and reduce costs by standardizing operations and optimizing staffing based on the hospital's occupancy and the clinical needs of its patients. The hospital division has developed a patient classification system called Customcare(TM) that is designed to ensure that patients receive the necessary level of care. This model allows the hospital division to monitor employee skill mix and manage labor costs. The hospital division's ability to control costs, including its labor costs, will significantly impact its future operating results.

  The hospital division intends to market aggressively its quality of care standards and broaden its expertise beyond pulmonary services in specific markets.

  The Company believes that the demand for long-term care is increasing as the average age of the United States population increases. The incidence of respiratory problems increases with age, particularly in connection with certain degenerative conditions.

  In addition, medically displaced patients that require a high level of monitoring and specialized care, yet may not require the continued services of an intensive care unit, provide a patient base for the Company's hospitals. Due to their extended recovery period, these patients generally would not receive specialized multi-disciplinary treatment focused on the unique aspects of a long-term recovery program in a general acute care hospital, and yet are not appropriate for admission to a nursing center or rehabilitation hospital.

  The hospital division also benefits from historical reimbursement policies and practices that make it difficult to place medically complex patients in an appropriate healthcare setting. Under the Medicare program, general acute care hospitals are reimbursed under a prospective payment system or a fixed payment system which provides an economic incentive to general acute care hospitals to minimize the length of a patient's stay. As a result, these hospitals generally receive less than full cost for providing care to patients with extended lengths of stay. Furthermore, the prospective payment system does not provide for reimbursement more frequently than once every 60 days, placing an additional economic burden on a general acute care hospital providing long-term care. The long-term acute care hospitals operated by the hospital division, however, are excluded from the prospective payment system and generally receive reimbursement on a more favorable basis for providing long-term hospital care to Medicare patients. Commercial reimbursement sources, such as insurance companies, managed care companies and health maintenance organizations ("HMOs"), some of which pay based on established hospital charges, typically seek the most economical source of care available.

  The hospital division seeks to increase its admissions by expanding and improving its relationship with physicians, general acute care hospitals and other discharge planners by emphasizing its quality of care and its cost-effective setting.

Selected Hospital Division Operating Data

  The following table sets forth certain operating data for the hospital division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands, except statistics):

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2000      1999     1998
                                                   ---------- -------- --------
   Hospitals:
     Revenues..................................... $1,007,947 $850,548 $919,847
     Operating income............................. $  208,382 $136,903 $248,983
     Facilities in operation at end of period.....         56       56       57
     Licensed beds at end of period...............      4,886    4,931    4,979
     Patient days.................................  1,044,663  982,301  947,488
     Revenues per patient day..................... $      965 $    866 $    971
     Average daily census.........................      2,854    2,691    2,596
     Occupancy %..................................       60.8     56.9     54.0
   Pharmacy:
     Revenues..................................... $  204,252 $171,493 $149,991
     Operating income............................. $    7,496 $    719 $ 15,327

  Total assets of the hospital division were $354 million and $337 million at the end of 2000 and 1999, respectively.

Sources of Hospital Revenues

  The hospital division receives payment for hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, HMOs, preferred provider organizations ("PPOs") and contracted providers. Patients covered by non-government payors generally will be more profitable to the hospital division than those covered by Medicare and Medicaid programs. The following table sets forth the approximate percentages of the hospital patient days and revenues derived from the payor sources indicated:

                                                                  Private and
                                  Medicare         Medicaid          Other
                              ---------------- ---------------- ----------------
                              Patient          Patient          Patient
   Year                        Days   Revenues  Days   Revenues  Days   Revenues
   ----                       ------- -------- ------- -------- ------- --------
   2000......................    67%     55%      13%     10%      20%     35%
   1999......................    68      58       12      11       20      31
   1998......................    68      59       13      10       19      31

  For the year ended December 31, 2000, revenues of the hospital division totaled approximately $1.2 billion or 41% of the Company's total revenues (before eliminations). Changes caused by the Budget Act have reduced Medicare payments made to the hospital division related to incentive payments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. See "--Governmental Regulation--Regulatory Changes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hospital Facilities

  The following table lists by state the number of hospitals and related licensed beds owned by the Company or leased from Ventas and other third parties as of December 31, 2000:

                                                Number of Facilities
                                     -------------------------------------------
                            Licensed  Owned by   Leased from  Leased from
State                         Beds   the Company  Ventas(2)  Other Parties Total
-----                       -------- ----------- ----------- ------------- -----
Arizona....................    109         -           2            -         2
California.................    543         2           6            -         8
Colorado...................     68         -           1            -         1
Florida(1).................    536         -           6            1         7
Georgia(1).................     72         -           -            1         1
Illinois(1)................    564         -           4            1         5
Indiana....................    167         -           2            1         3
Kentucky(1)................    374         -           1            -         1
Louisiana..................    168         -           1            -         1
Massachusetts(1)...........     86         -           2            -         2
Michigan(1)................    400         -           2            -         2
Minnesota..................     92         -           1            -         1
Missouri(1)................    227         -           2            -         2
Nevada(1)..................     52         -           1            -         1
New Mexico.................     61         -           1            -         1
North Carolina(1)..........    124         -           1            -         1
Oklahoma...................     59         -           1            -         1
Pennsylvania...............    115         -           2            -         2
Tennessee(1)...............     49         -           1            -         1
Texas......................    714         2           6            2        10
Virginia(1)................    164         -           1            -         1
Washington(1)..............     80         1           -            -         1
Wisconsin..................     62         1           -            -         1
                             -----       ---         ---          ---       ---
  Totals...................  4,886         6          44            6        56
                             =====       ===         ===          ===       ===

--------
(1) These states have CON regulations. See "--Governmental Regulation--Hospital Division."
(2) See "--Master Lease Agreements."

Hospital Patient Admissions

  Substantially all of the acute and medically complex patients admitted to the hospitals are transferred from other healthcare providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, nursing centers and home care settings. Referral sources include physicians, discharge planners, case managers of managed care plans, social workers, third-party administrators, HMOs and insurance companies.

  The hospital division employs case managers who are responsible for, among other things, educating healthcare professionals from other referral sources as to the unique nature of the services provided by its long-term care hospitals. Specifically, case managers train the staffs of discharging institutions about long-term care hospital services and the types of patients who could benefit from such services. The case managers are responsible for assisting discharging institutions in establishing long-term care hospital policies and practices. These professionals also review referrals and coordinate admissions subsequent to the referring provider determining that the patient is appropriate for a long-term care hospital and that the Company's hospital is the appropriate long-term care hospital. Each hospital maintains a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each patient referral.

Professional Staff

  Each hospital is staffed with a multi-disciplinary team of healthcare professionals. A professional nursing staff trained to care for long-term acute patients is on duty 24 hours each day in the hospitals. Other professional staff includes respiratory therapists, physical therapists, occupational therapists, speech therapists, pharmacists, registered dietitians and social workers.

  The physicians at the hospitals are not employees of the Company and may be members of the medical staff of other hospitals. Each of the hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Typically, each patient is visited at least once a day by a physician. A broad range of physician services is available including, but not limited to, pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. Generally, the hospital division does not enter into exclusive contracts with physicians to provide services to its patients.

  The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel. Accordingly, the hospital division seeks the highest quality of professional staff within each market.

Hospital Division Management and Operations

  A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into three geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. The clinical issues and quality concerns of the hospital division are managed by the division's chief medical officer and vice president of clinical operations. Institutional pharmacy operations also are managed by a vice president who reports to the divisional president. The Company's corporate headquarters also provides services in the areas of information systems design and development, training, human resources management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management. Financial control is maintained principally through fiscal and accounting policies.

  A hospital administrator supervises and is responsible for the day-to-day operations at each hospital. Each hospital also employs a controller who monitors the financial matters of each hospital, including the measurement of actual operating results compared to budgets. In addition, each hospital employs an assistant administrator to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program.

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

  The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). The purposes of this internal review process are to (a) ensure ongoing compliance with industry recognized standards for hospitals, (b) assist management in analyzing each hospital's operations and (c) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Competition

  As of December 31, 2000, the hospitals operated by the hospital division were located in 42 geographic markets in 23 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by the Company's hospitals. In addition, the hospital division believes that as of December 31, 2000 there were approximately 300 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar services to those provided by the hospital division. Many of these general acute care hospitals and long-term hospitals are larger and more established than the hospitals operated by the hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the hospital division.

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

  Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the long-term acute care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the long-term acute care market with licensed hospitals that compete with the Company's hospitals.

  Some nursing centers, while not licensed as hospitals, have developed units which provide a greater intensity of care than typically provided by a nursing center. The condition of patients in these nursing centers is less acute than the condition of patients in the hospitals operated by the hospital division.

  The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

  The hospital division also competes with other companies in providing institutional pharmacy services. Many of these companies have greater financial and other resources than the Company.

                            MASTER LEASE AGREEMENTS

  As part of the Spin-off, the Company and Ventas entered into four master lease agreements that set forth the material terms governing the lease of over 250 parcels of real property, buildings and other improvements (primarily nursing centers and long-term acute care hospitals) operated by the Company. The leased properties are divided into groups of properties and a master lease agreement was entered into with respect to each such group of properties. In August 1998, the Company and Ventas entered into a fifth lease agreement with respect to a nursing center in Corydon, Indiana (the "Corydon Lease"). The provisions of the Corydon Lease, except for the provisions relating to rental amounts and the termination date, are substantially similar to the terms of the other master lease agreements with Ventas. The four master lease agreements, as amended, and the Corydon Lease shall be referred to herein collectively as the "Master Lease Agreements" and each, a "Master Lease Agreement."

  The following description of the Master Lease Agreements does not purport to be complete but contains a summary of the material provisions of the Master Lease Agreements. As part of the Amended Plan, the Company and Ventas will enter into the Amended Leases which have substantially different terms than the current Master Lease Agreements. See "--Proceedings under Chapter 11 of the Bankruptcy Code--Amended Plan of Reorganization."

  Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, permanently affixed equipment, and machinery and other fixtures relating to the operation of the leased properties. There are multiple bundles of leased properties under each Master Lease Agreement (other than the Corydon Lease) with each bundle containing approximately seven to twelve leased properties. All leased properties within a bundle have the same primary terms ranging from 10 to 15 years (the "Base Term"). At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the Base Term (the "First Renewal Term") at the then existing rental rate plus 2% per annum. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms beyond the First Renewal Term (together with the First Renewal Term, the "Renewal Term") at the then fair market value rental rate. The Base Term and Renewal Term of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Lease Agreements.

Rental Amounts

  Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. The aggregate annual rent for the twelve-month period commencing immediately following the Spin-off for the leased properties was approximately $222 million, with a 2% per annum escalator over the previous twelve-month period if certain lessee revenue parameters were obtained. During 2000, the aggregate annual rent was approximately $230 million. In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million beginning in September 1999. The difference between the $19.3 million aggregate monthly rent under the Master Lease Agreements and the reduced monthly rent under the Stipulation is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the entire contractual amount of the aggregate monthly rent.

  In addition, the Company is required to pay:

  . all insurance required in connection with the leased properties and the business conducted on the leased properties;

  . all taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas); and

  . all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Use of the Leased Property

  The Master Lease Agreements require that the Company utilize each leased property solely as a hospital or a nursing center and related uses, or as Ventas may otherwise consent (which consent may not be unreasonably withheld). The Company is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for it to comply with various healthcare regulations. The Company is obligated to operate continuously each leased property as a provider of healthcare services.

Events of Default

  An "Event of Default" will be deemed to have occurred under any Master Lease Agreement if, among other things:

  . the Company fails to pay rent or other amounts within five days after notice;

  . the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not to exceed 180 days) as is necessary to cure such failure;

  . certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code;

  . the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days;

  . the Company loses any required healthcare license, permit or approval;

  . the Company fails to maintain insurance;

  . the Company creates or allows to remain certain liens;

  . a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased;

  . certification for reimbursement under Medicare with respect to a participating facility is revoked;

  . there is any breach of any material representation or warranty of the Company;

  . the Company becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility; or

  . there is any default under any guaranty of the lease or under certain indemnity agreements between the Company and Ventas.

  Except as noted below, upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies:

  . after not less than ten days' notice to the Company, terminate the Master
    Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at prime rate;

  . without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and

  . seek any and all other rights and remedies available under law or in equity.

  Certain Events of Default are considered facility-specific events of default. A facility-specific event of default is caused by:

  . the loss of any required healthcare license, permit or approval;

  . a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs; or

  . the Company becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period.

  Upon the occurrence of a facility-specific event of default, Ventas may, if it so desires, terminate the related Master Lease Agreement with respect to only the applicable facility that is the subject of the facility-specific event of default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the applicable lease; provided, however, that upon the occurrence of the fifth facility-specific event of default, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which such fifth facility-specific event of default emanated.

  Any remedies provided under the Master Lease Agreements currently are subject to the supervision of the Bankruptcy Court. See "--Proceedings under Chapter 11 of the Bankruptcy Code--Agreements with Ventas."

Maintenance, Modification and Capital Additions

  The Company is required to maintain the leased properties in good repair and condition, making all repairs, modifications and additions required by law, including any capital addition. The Company is required to pay for all capital expenditures and other expenses for the maintenance, repair, restoration or refurbishment of a leased property. The Company also is required to maintain all personal property at each of the leased properties in good order, condition and repair, as is necessary to operate the leased property in compliance with all applicable licensure, certification, legal and insurance requirements and otherwise in accordance with customary practice in the industry. The Company may undertake any capital addition that materially adds to or improves a leased property without the consent of Ventas, subject to the Company delivering to Ventas the plans and specifications and the Company's compliance with customary construction requirements.

Insurance

  The Company is required to maintain liability, all risk property and workers' compensation insurance for the leased properties at a level at least comparable to those in place with respect to the leased properties prior to the Spin-off.

Environmental Matters

  The Master Lease Agreements provide that the Company will indemnify Ventas (and its officers, directors and stockholders) against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time on or after the commencement date of the Master Lease Agreements. The Company also will indemnify Ventas (and its officers, directors and stockholders) against any environmental claim (including penalties and clean-up costs) resulting from any condition permitted to deteriorate on or after the commencement date of the Master Lease Agreements. Ventas has agreed to indemnify the Company (and its officers, directors and stockholders) against any environmental claims (including penalties and clean-up costs) resulting from any condition arising on or under, or relating to, the leased properties at any time before the commencement date of the Master Lease Agreements.

Assignment and Subletting

  The Master Lease Agreements provide that the Company may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including upon a change of control (as defined in the Master Lease Agreements), without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, has not less than four years experience in operating healthcare facilities, has a favorable business and operational reputation and character and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. The Company may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

Right of First Refusal to Purchase

  The Master Lease Agreement provides that if Ventas receives a bona fide offer from a third party to purchase any leased property during the first three years of the term and Ventas wishes to accept the offer, prior to entering into a contract of sale with the third party, Ventas must first offer the Company the right to purchase the leased property on substantially the same terms and conditions as are contained in the third-party offer.

                            GOVERNMENTAL REGULATION

Medicare and Medicaid

  Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of the Company's revenues are derived from patients covered by the Medicare and Medicaid programs. See "--Health Services Division--Sources of Nursing Center Revenues" and "--Hospital Division--Sources of Hospital Revenues."

Extensive Regulation

  In the ordinary course of its business, the Company is subject regularly to inquiries, investigations and audits by federal and state agencies that oversee the Healthcare Regulations (as defined).

  The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services (collectively, the "Healthcare Regulations"). In addition, various laws including antikickback, antifraud and abuse amendments codified under the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provisions and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

  The Department of Health and Human Services ("HHS") has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbors criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

  In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to broaden significantly the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex and little judicial or regulatory interpretation exists. The Company does not believe its arrangements are in violation of the Self-Referral Prohibitions. There can be no assurance, however, that governmental officials charged with responsibility for enforcing the provisions of the Self-Referral Prohibitions will not assert that one or more of the Company's arrangements are in violation of such provisions.

  The Budget Act also provides a number of antifraud and abuse provisions. The Budget Act contains additional civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

  The Health Insurance Portability and Accountability Act of 1997 ("HIPAA"), which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. (S)1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition to broadening the scope of the fraud and abuse laws, HIPAA also mandates the adoption of regulations aimed at: (a) standardizing transaction formats and billing codes for documenting medical services and dealing with claims submissions; and (b) protecting the privacy and security of individually identifiable health information.

  HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. Those regulations do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. The Company currently submits its claims electronically and will continue to do so. Therefore, the Company will be required to comply with HIPAA transaction and code set standards by October 2002.

  Final HIPAA privacy regulations were published in December 2000. Those regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. The Company must comply with the privacy regulations by April 2003.

  HIPAA's security regulations have not yet been finalized. The proposed security regulations specify administrative procedures, physical safeguards, and technical services and mechanisms designed to ensure the privacy of protected health information. The Company will be required to comply with the security regulations 26 months after the regulations become final.

  The Company is currently evaluating the impact of compliance with HIPAA regulations, but it has not completed its analysis or finalized the estimated costs to comply. There can be no assurances that the Company's compliance with HIPAA regulations will not have an adverse affect on the Company's financial position, results of operations or cash flows.

  Some states require state approval for development and expansion of healthcare facilities and services, including findings of need for additional or expanded healthcare facilities or services. CONs, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. The Company operates nursing centers in 22 states and hospitals in 12 states that require state approval for the expansion of its facilities and services under CON programs. There can be no assurance that the Company will be able to obtain a CON for any or all future projects. If the Company is unable to obtain the requisite CON, its growth and business could be affected adversely.

  The Company believes that the regulatory environment surrounding the long-term care industry has intensified, particularly on large for-profit, multi-facility providers. The federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions can have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company vigorously contests such sanctions, and in several cases has obtained injunctions against such sanctions. While the Company generally has been successful to date in contesting such sanctions, these cases involve significant legal expense and the time of management and there can be no assurance that the Company will be successful in the future.

  In connection with the Government Settlement, the Company entered into the Corporate Integrity Agreement. Under the Corporate Integrity Agreement, the Company will implement a comprehensive internal quality improvement program and a system of internal financial controls in its nursing centers and long-term hospitals and its regional and corporate offices. The Corporate Integrity Agreement is intended to promote compliance with the various healthcare regulations applicable to the Company. The Corporate Integrity Agreement also provides for third-party monitoring and reporting by the Company to the federal government.

Health Services Division

  The health services division is subject to various federal and state regulations. In particular, the development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could adversely affect nursing center operations.

  The nursing centers operated and managed by the health services division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. Federal regulations affect the survey process for nursing centers and the authority of state survey agencies and HCFA to impose sanctions on facilities based upon noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

  The Company believes that substantially all of its nursing centers currently are in material compliance with applicable Medicare and Medicare requirements of participation. In the ordinary course of business, however, the nursing centers receive statements of deficiencies from regulatory agencies. In response, the health services division will implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency will accept the facility's plan of correction and place the nursing center back into compliance with regulatory requirements. In some cases or upon repeat violations, the regulatory agency may take a number of adverse actions against the nursing center. These adverse actions may include the imposition of fines, temporary suspension of admission of new patients to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center's license.

  The health services division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Antikickback Amendments. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

  In certain circumstances, federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some regulations provide that all nursing centers under common control or ownership within a state are subject to delicensure if any one or more of such facilities are delicensed.

  Certificate of Need and State Licensing. CON regulations control the development and expansion of healthcare services and facilities in certain states. CON laws generally provide that approval must be obtained from the designated state health planning agency prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major items of equipment or introduction of new services. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. Certain states have eliminated their CON programs and other states are considering alternatives to their CON programs. Of the 31 states in which the Company's nursing centers are located as of December 31, 2000, Alabama, Connecticut, Florida, Georgia, Kentucky, Louisiana, Maine, Massachusetts, Mississippi, Montana, Nebraska, Nevada, New Hampshire, North Carolina, Ohio, Oregon, Rhode Island, Tennessee, Vermont, Virginia, Washington and Wisconsin have CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of the health services division, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

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

Hospital Division

  The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. The Company has developed a management system to comply with the various standards and requirements. Each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited if the hospital is accredited by JCAHO. As of December 31, 2000, all of the hospitals operated by the hospital division were certified as Medicare providers and 54 of such hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital's ability to receive payments from the Medicare and Medicaid programs.

  Since 1983, Medicare has reimbursed general acute care hospitals under a prospective payment system ("Hospital PPS"). Under Hospital PPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRG"). The DRG payment under Hospital PPS is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to Hospital PPS is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Additionally, it takes 60 days or more for Hospital PPS payments to be made. Accordingly, Hospital PPS creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term hospitals are excluded from Hospital PPS. The Company believes that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for its long-term hospitals.

  The Social Security Amendments of 1983 excluded certain hospitals including general long-term hospitals from Hospital PPS. A general long-term hospital is defined as a hospital that has an average length of stay greater than 25 days. Inpatient operating costs for general long-term hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate (the "Target") per discharge for inpatient operating costs established by TEFRA. As discussed below, the Budget Act made significant changes to the TEFRA provisions.

  Prior to the Budget Act, Medicare operating costs per discharge in excess of the Target were reimbursed at the rate of 50% of the excess up to 10% of the Target. Hospitals whose operating costs were lower than the Target were reimbursed their actual costs plus an incentive. This incentive was equal to 50% of the difference between their actual costs and the Target but may not exceed 5% of the Target. For cost report periods beginning on or after October 1, 1997, the Budget Act reduced the incentive payments to an amount equal to 15% of the difference between the actual costs and the Target, but not to exceed 2% of the Target. Costs in excess of the Target are still being reimbursed at the rate of 50% of the excess up to 10% of the Target but the threshold to qualify for such payments was raised from 100% to 110% of the Target. The Budget Act also capped the Targets based on the 75th percentile for each category of hospitals using 1996 data.

  Prior to October 1, 1997, new hospitals could apply for an exemption from the TEFRA Target provisions. For hospitals certified prior to October 1, 1992, the exemption was optional and, if granted, lasted for three years. For certifications since October 1, 1992, the exemption is automatic and is effective for two years. Under the Budget Act, a new provider will no longer receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, it will be paid the lower of its costs or 110% of the median TEFRA Target for 1996 adjusted for inflation. During this two-year period, providers remain subject to the TEFRA penalty and incentive payments discussed in the previous paragraph.

  As of December 31, 2000, 54 of the hospitals operated by the Company were subject to TEFRA Target provisions. The reduction in TEFRA incentive payments has had a material adverse effect on the hospital division's operating results. These reductions, which began between May 1, 1998 and September 1, 1998 with respect to the Company's hospitals, are expected to have a material adverse impact on hospital revenues in the future and may impact adversely the Company's ability to develop additional long-term care hospitals.

  The Company also operates two general acute care hospitals that are subject to Hospital PPS and are not subject to the TEFRA Target provisions.

  Medicare and Medicaid reimbursements generally are determined from annual cost reports filed by the Company, which are subject to audit by the respective agency administering the programs. Management believes that adequate provisions for loss have been recorded to reflect any adjustments that could result from audits of these cost reports.

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

  The Antikickback Amendments prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under federal healthcare programs. Sanctions for violating the Antikickback Amendments include criminal and civil penalties and exclusion from federal healthcare programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS and the OIG specified certain Safe Harbors that describe conduct and business relationships permissible under the Antikickback Amendments. These Safe Harbor regulations have resulted in more aggressive enforcement of the Antikickback Amendments by HHS and the OIG.

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

  The pharmacy operations within the hospital division are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration (the "DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

  JCAHO Accreditation. Hospitals receive accreditation from JCAHO, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2000, all of the hospitals operated by the hospital division were accredited by JCAHO. The hospital division intends to seek and obtain JCAHO accreditation for any additional facilities it may purchase or lease and convert into long-term hospitals. The hospital division does not believe that the failure to obtain JCAHO accreditation at any hospital would have a material adverse effect on the hospital division's results of operations.

  State Regulatory Environment. The hospital division operates seven hospitals in Florida, a state that regulates hospital rates. These operations contribute a significant portion of the hospital division's revenues and operating income. Accordingly, the hospital division's revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The hospital division also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois that contribute a significant portion of its revenues and operating income. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. The Company is unable to predict whether and in what form such legislation may be adopted. Certain other states in which the hospital division operates hospitals require disclosure of specified financial information. The hospital division considers the regulatory environment, including but not limited to, any mandated rate setting, in evaluating its hospital operations.

  Certificates of Need and State Licensing. Some states have amended their CON regulations to require CON approval prior to the conversion of a hospital from a general short-term facility to a general long-term facility. Of the 23 states in which its hospitals were located as of December 31, 2000, Florida, Georgia, Illinois, Kentucky, Massachusetts, Michigan, Missouri, Nevada, North Carolina, Tennessee, Virginia and Washington have CON programs. With one exception, the hospital division was not required to obtain a CON in connection with previous acquisitions due to the relatively low renovation costs and the absence of the need for additional licensed beds or changes in services. CONs may be required in connection with the future hospital or services expansion of the hospital division. There can be no assurance that the hospital division will be able to obtain the CONs necessary for any or all future projects. If the hospital division is unable to obtain the requisite CONs, its businesses could be affected adversely.

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

Regulatory Changes

  The Budget Act contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

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

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998. The reductions in payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients through internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

  Since November 1999, various legislative and regulatory actions have provided a measure of relief from some of the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% for two years.

  In April 2000, HCFA published a proposed rule which set forth updates to the Resource Utilization Grouping ("RUG") payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the scheduled 4% increase (effective October 2000) for all RUG categories through September 30, 2002.

  In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category will increase by 16.66% over the current rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also will provide some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001.

  In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 10%. Both of these provisions will become effective for cost reporting periods beginning September 1, 2001.

  Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in the Company's health services division have been substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by the Company's hospitals as a result of the Budget Act.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. By repealing the Boren Amendment, the Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

                         CORPORATE INTEGRITY AGREEMENT

  In connection with the Government Settlement, the Company entered into a Corporate Integrity Agreement with the OIG. Under the Corporate Integrity Agreement, the Company will implement a comprehensive internal quality improvement program and a system of internal financial controls in its nursing centers and long-term hospitals and its regional and corporate offices.

  The Company believes that the Corporate Integrity Agreement may differentiate the Company's services and provide opportunities to promote strategic objectives with regulators, government relations, labor unions and referral sources. Under the Corporate Integrity Agreement, the Company has retained flexibility to design and implement the agreement's requirements that have enabled the Company to focus its efforts on developing improved systems and processes of providing quality healthcare.

  The Corporate Integrity Agreement will become effective on the effective date of the Amended Plan and will apply to the Company and its subsidiaries and managed entities. The Corporate Integrity Agreement also will apply to newly acquired facilities after a phase-in period of six months.

  As part of the Corporate Integrity Agreement, staff at the University of Wisconsin's Center for Health Services Research and Analysis ("CHSRA"), will assist in developing the internal quality improvement program. CHSRA also will monitor and evaluate the Company's program and report its findings to the OIG.

  The Corporate Integrity Agreement includes six components:

    (1) The Company will adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues.

    (2) The Company will conduct training each year for all employees to promote compliance with federal healthcare requirements. Every employee will undergo a minimum two hours of general compliance training annually. At least two hours of specific training, tailored to issues affecting employees with certain job responsibilities, also will be provided annually, as well as a minimum of two hours of training for care-giving employees focused on quality care. In addition, the Company will continue to operate its internal compliance hotline.

    (3) The Company will put in place a comprehensive internal quality improvement program, which will include establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. CHSRA will assist in program development and will evaluate its integrity and effectiveness for the OIG.

    (4) The Company will enhance its current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. An independent review organization will be retained to evaluate the integrity and effectiveness of the Company's internal systems and will report annually its findings to the OIG.

    (5) The Company will submit annual reports to the OIG demonstrating compliance with the terms of the Corporate Integrity Agreement.

    (6) The Corporate Integrity Agreement contains standard penalty provisions for breach.

                              INFORMATION SYSTEMS

  The Company's information systems strategy is focused on providing industry-leading, value-added business solutions which will allow the Company to operate efficiently and effectively under fixed reimbursement levels and increased regulatory compliance requirements. Information systems activities are determined by the operational strategies and priorities of each of the Company's operating divisions.

  Across the enterprise, the Company's integrated financial system, installed in 1999, allows for timely monthly reporting of financial results. In addition, extensive data warehouse capabilities across each operating division provide the opportunity to present sophisticated clinical and financial management reporting at a local, regional and enterprise level, enhancing the Company's ability to manage operational performance. In 2000, a new integrated human resources and payroll system was installed in all of the Company's hospitals and the corporate office. Beginning in 2001, this system will begin to be implemented in the Company's nursing centers.

  New education tracking and event reporting systems were developed in 2000 to support the Corporate Integrity Agreement. An internet-based distance learning tool also was implemented in 2000, providing a cost-effective method to deliver timely training to employees. Enterprise-wide access to various data through internet-based solutions has improved operating efficiencies and reduced administrative costs.

  For the health services division, new information systems implemented in 2000 provide support for product line management and third-party reimbursement. The resident care system is an internally developed business application that captures patient assessment data to ensure that minimum data set assessment forms are filed accurately and timely with reimbursement sources in each state. The Company's clinical care management system blends clinical and financial results within the Company's data warehouse to provide a decision support platform for delivering high quality care in an economical manner. The Company's quality reporting system, based on the industry-standard quality indicators used by HCFA, allows each facility to monitor and manage the quality of care being delivered. A new internet-based patient referral system is enhancing the health services division's relationships with hospital discharge planners by facilitating the search to locate appropriate nursing centers for patients and automating the communication of critical patient data between the discharging and admitting facilities.

  The Company's hospitals utilize VenTouch(TM), an internally developed electronic patient medical record system that was designed specifically for the long-term acute care environment. VenTouch(TM) is a software application that allows nurses, physicians and other clinicians to enter clinical information during the patient care delivery process and view an online electronic patient chart. In order to achieve compliance with the new regulations regarding electronically transmitted health data imposed by HIPAA and improve integration across all hospital patient care systems, the Company will be selecting and piloting a new integrated patient care system in 2001. The new patient care system will be integrated with the Company's billing and accounts receivable system. The billing system, which was installed in all hospitals in 1999, has resulted in improved accuracy and timeliness of accounts receivable collections and reduced bad debts. The Company also developed and implemented new information systems in 2000 to manage staffing levels and monitor quality indicators at the facility, regional and corporate levels.

  The Company's information systems architecture provides a reliable, scalable infrastructure that is based on personal computers in the facilities connected by a wide-area network to the Company's centralized data center in Louisville, Kentucky. Enterprise systems management tools allow the Company to operate over 8,000 distributed personal computers and 600 centrally located servers on a continuous basis.

                             ADDITIONAL INFORMATION

Employees

  As of December 31, 2000, the Company had approximately 38,700 full-time and 13,200 part-time and per diem employees. The Company has approximately 2,300 unionized employees under 25 collective bargaining agreements as of December 31, 2000.

  Due to nationwide low unemployment rates, the Company has experienced difficulties in attracting and retaining qualified personnel, such as nurses, certified nurse assistants, nurse's aides and other important providers of healthcare. The Company's hospitals are particularly dependent on nurses for patient care. The Company may experience increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. The Company's ability to control labor costs, which represent the largest component of the Company's operating expenses, will significantly impact its future operating results.

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

                             CAUTIONARY STATEMENTS

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Annual Report on Form 10-K. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the following:

  . the ability of the Company to continue as a going concern;

  . delays or the inability to consummate the Amended Plan;

  . the ability of the Company to make payments under the Amended Plan, if consummated;

  . the ability of the Company to successfully negotiate and execute the Exit
    Facility;

  . the ability of the Company to continue to operate pursuant to the terms of the DIP Financing;

  . the ability of the Company to operate successfully under the Chapter 11
    Cases;

  . risks associated with operating a business in Chapter 11;

  . adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings;

  . adverse developments with respect to the Company's liquidity or results of operations;

  . the Company's ability to attract patients given its current financial position;

  . the ability of the Company to attract and retain key executives and other healthcare personnel;

  . the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry;

  . changes in Medicare and Medicaid reimbursement rates;

  . national and regional economic conditions, including their effect on the availability and cost of labor, materials, and utilities;

  . the Company's ability to control costs, including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions;

  . adverse developments with respect to the Company's settlement discussions with the Government concerning ongoing investigations; and

  . the dramatic increase in the costs of defending and insuring against alleged patient care liability claims.

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

Risks Associated with Potential Defaults under the DIP Financing

  If the Company is unable to comply with the covenants contained in the DIP Financing or is unable to obtain a waiver of any potential covenant violation, a number of serious financial and operational difficulties may occur, including the following:

  . the Company's liquidity may be inadequate;

  . the Company may be unable to make the required payments under the Master
    Lease Agreements;

  . the Company may be unable to repay amounts currently owed to third-party payors including the Medicare program;

  . the Company may be unable to invest adequate capital in its business to maintain its current facilities;

  . the focus of the Company's senior management may be diverted from operational matters;

  . the Company may be unable to attract and retain key executives and other healthcare personnel;

  . the Company may experience a reduction in the census at its nursing centers and hospitals if patients and referral sources become concerned about the Company's ability to provide quality care; and

  . suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on shortened payment or cash terms.

  These difficulties, if they were to occur, would have a material adverse effect on the Company's liquidity, financial position and results of operations. See "--Proceedings under Chapter 11 of the Bankruptcy Code" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Substantial Leverage and Ability to Meet Debt Service and Rent Requirements

  The Company is highly leveraged and a substantial portion of its cash flow from operations is dedicated to the payment of rents related to its leased properties as well as principal and interest on outstanding indebtedness. During the pendency of the Chapter 11 Cases, the Company is not paying principal and interest on its Credit Agreement or the 1998 Notes. In accordance with the Stipulation, the Company is obligated to make aggregate monthly rent payments under the Master Lease Agreements of approximately $15.1 million. Under the HCFA Agreement, the Company is making monthly payments of approximately $2.0 million to HCFA through March 2004.

  The ability of the Company to service its financial obligations is dependent upon, among other things, its ability to negotiate a sustainable capital structure and improve its future financial performance. If the Company is unable to generate sufficient funds to meet its obligations, the Company may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional equity. There is no assurance that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. The Company's high degree of leverage and related financial covenants also:

  . require the Company to dedicate a substantial portion of its cash flow to payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities;

  . could have a material adverse effect on its ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes);

  . could affect adversely the Company's ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise; and

  . increase the Company's vulnerability to a downturn in general economic conditions or in its businesses.

Potential Consequences of Failing to Pay Rent under Master Lease Agreements

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for a one-month period unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of a plan of reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off.

  The Company's failure to pay the rent due or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to
(a) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (b) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court. See "--Proceedings under Chapter 11 of the Bankruptcy Code" and "--Master Lease Agreements--Events of Default."

Healthcare Industry Risks

 Dependence on Reimbursement Process; Medicare and Medicaid as Material Sources of Revenues

  The Company derives a substantial portion of its revenues from third-party payors, including the Medicare and Medicaid programs. In 2000, the Company derived approximately two-thirds of its total revenues from the Medicare and Medicaid programs. Such programs are highly regulated and subject to frequent and substantial changes. The Budget Act has reduced the projected increase in Medicare payments and has made extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk. Efforts to impose greater discounts and more stringent cost controls by private payors are continuing.

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

 Increased Costs and Unpredictability of Patient Care Liability Claims

  The Company, consistent with others in the long-term care industry, is experiencing substantial increases in both the number and size of patient care liability claims. In addition to compensatory damages, plaintiff attorneys are increasingly seeking punitive damages and attorney's fees. As a result, general and professional liability costs have become increasingly expensive and unpredictable. If patient care liability claims continue to increase in number and size, the Company's liquidity, financial condition and results of operations could be materially adversely affected.

 Availability of Healthcare Professionals

  Due to nationwide low unemployment rates, the Company has experienced difficulties in attracting and retaining qualified personnel, such as nurses, certified nurse assistants, nurse's aides and other important providers of healthcare. The Company's hospitals are particularly dependent on nurses for patient care. The Company may experience increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. The Company's ability to control labor costs, which represent the largest component of the Company's operating expenses, will significantly impact its future operating results.

 Extensive Regulation

  In the ordinary course of its business, the Company is subject regularly to inquiries, investigations and audits by federal and state agencies that oversee the Healthcare Regulations. See "--Governmental Regulation."

  The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services. In particular, the Antikickback Amendments prohibit certain business practices and relationships that might affect the provisions and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

  In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to broaden significantly the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are extremely complex and little judicial or regulatory interpretation exists. The Company does not believe its arrangements are in violation of the Self-Referral Prohibitions. There can be no assurance, however, that governmental officials charged with responsibility for enforcing the provisions of the Self-Referral Prohibitions will not assert that one or more of the Company's arrangements are in violation of such provisions.

  The Budget Act also provides a number of antifraud and abuse provisions. The Budget Act contains additional civil monetary penalties for violations of the Antikickback Amendments and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Budget Act also provides a minimum ten year period for exclusion from participation in federal healthcare programs for persons convicted of a prior healthcare offense.

  The Company believes that the regulatory environment surrounding the long-term care industry has intensified, particularly on large for-profit, multi-facility providers. The federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies, and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions can have a material adverse effect on the Company's results of operations, liquidity and financial position. The Company vigorously contests such sanctions, and in several cases has obtained injunctions against such sanctions. While the Company generally has been successful to date in contesting such sanctions, these cases involve significant legal expense and the time of management, and there can be no assurance that the Company will be successful in the future.

  In connection with the Government Settlement, the Company entered into the Corporate Integrity Agreement. Under the Corporate Integrity Agreement, the Company will implement a comprehensive internal quality improvement program and a system of internal financial controls in its nursing centers and long-term hospitals and its regional and corporate offices. The Corporate Integrity Agreement is intended to promote compliance with various healthcare regulations applicable to the Company. The Corporate Integrity Agreement also provides for third-party monitoring and reporting by the Company to the federal government.

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

 Regulatory Changes

  The Budget Act contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

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

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998. The reductions in payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients through internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

  Since November 1999, various legislative and regulatory actions have provided a measure of relief from some of the impact of the Budget Act. In November 1999, the BBRA was enacted. Effective April 1, 2000, the BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% for two years.

  In April 2000, HCFA published a proposed rule which set forth updates to the RUG payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the scheduled 4% increase (effective October 2000) for all RUG categories through September 30, 2002.

  In December 2000, BIPA was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category will increase by 16.66% over the current rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also will provide some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001.

  In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 10%. Both of these provisions will become effective for cost reporting periods beginning September 1, 2001.

  Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in the Company's health services division have been substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by the Company's hospitals as a result of the Budget Act.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. By repealing the Boren Amendment, the Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

 Risks Relating to State Regulation

  The Company operates seven hospitals in Florida, a state which regulates hospital rates. These operations contribute a significant portion of the Company's revenues and operating income from its hospital division. Accordingly, the Company's hospital revenues and operating income could be materially adversely affected by Florida rate setting laws or other cost containment efforts. The Company also operates ten hospitals in Texas, eight hospitals in California, and five hospitals in Illinois which contribute a significant portion of the Company's revenues and operating income. Although Texas, California and Illinois do not currently regulate hospital rates, the adoption of such legislation or other cost containment measures in these or other states could have a material adverse effect on the hospital division's revenues and operating income. The Company is unable to predict whether and in what form such legislation may be adopted. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

 Highly Competitive Industry

  The long-term healthcare services industry is highly competitive. The Company's nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some facilities operated by the Company's competitors are located in newer facilities and may offer services not provided by the Company or are operated by entities having greater financial and other resources than the Company. The Company's hospitals face competition from general acute care hospitals and long-term care hospitals which provide services comparable to those offered by the Company's hospitals. Many general acute care hospitals and long-term hospitals are larger and more established than the Company's hospitals. The Company may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. The long-term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The Company's facilities generally operate in communities that also are served by similar facilities operated by its competitors. Certain of the Company's competitors are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the Company. The Company's facilities compete based on factors such as its reputation for quality care; the commitment and expertise of its staff and physicians; the quality and comprehensiveness of its treatment programs; charges for services; and the physical appearance, location and condition of its facilities.

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

Item 3. Legal Proceedings

  Summary descriptions of various significant legal and regulatory activities follow.

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327
(MFW), Chapter 11, Jointly Administered. On December 14, 2000, the Company filed its Amended Plan with the Bankruptcy Court. On March 1, 2001, the Bankruptcy Court approved the Company's Amended Plan and an order was entered confirming the Amended Plan on March 16, 2001. See "Business--Proceedings under Chapter 11 of the Bankruptcy Code" for further discussion of the Chapter 11 Cases.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into a standstill agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The second standstill was scheduled to terminate on May 5, 1999. Pursuant to a tolling agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the second standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the second standstill and the tolling agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation that provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation has been approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of a plan of reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation will terminate upon the effective date of the Amended Plan.

  The Company believes that the Amended Plan, if consummated, will resolve all material disputes between the Company and Ventas. The Amended Plan also provides for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

  If the Amended Plan does not become effective and the Company and Ventas are unable to otherwise resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (a) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (b) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  The Company's subsidiary, formerly named TheraTx, Incorporated, is plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings with the exception of the damages award and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Company is defending the action vigorously.

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

  A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of the Transitional common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company is defending this action vigorously.

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the

United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-
H. The Company asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims were stayed. Subsequently, the parties entered into a settlement, which was approved by their respective bankruptcy courts, that requires the dismissal of the two above actions. Joint motions to dismiss have been filed by the parties in each court.

  The Company was informed by the DOJ that the Company and Ventas are the subjects of investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations include some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company had agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Company has cooperated fully in the investigations.

  The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company, Ventas and the DOJ have finalized the terms of the Government Settlement which will resolve all of the DOJ investigations including the pending qui tam actions. The Government Settlement provides that within 30 days after the Amended Plan becomes effective, the Government will move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity. There can be no assurance that each court before which a qui tam action is pending will dismiss the case on the DOJ's motion. For a summary of the terms of the Government Settlement contained in the Amended Plan, see "Business--Proceedings under Chapter 11 of the Bankruptcy Code."

  The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.

    (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ, the Company and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas ("USAO") indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot.

    (b) The Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (a) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (b) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (c) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The defendants intend to defend this action vigorously.

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

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Medicare and Medicaid antikickback, antifraud and abuse regulations and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of Medicare and Medicaid antikickback and antifraud regulations. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the antikickback and antifraud regulations. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

    (e) The Company and/or Ventas are defendants in the action styled United States ex rel. Huff and Dolan v. Vencor, Inc., et al., No. 97-4358 AHM
  (Mcx), filed in the United States District Court for the Central District of California on June 13, 1997. The plaintiff alleges that the defendant violated the Federal Civil False Claims Act by submitting false claims to the Medicare, Medicaid and CHAMPUS programs by allegedly: (a) falsifying patient bills and submitting the bills to the Medicare, Medicaid and CHAMPUS programs, (b) submitting bills for intensive and critical care not actually administered to patients, (c) falsifying patient charts in relation to the billing, (d) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (e) billing for sales calls made by nurses to prospective patients. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. Defendants dispute the allegations in the complaint. The Company, on behalf of itself and Ventas, intends to defend this action vigorously.

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (a) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy;
  (b) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (c) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring healthcare professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the antikickback and antifraud regulations and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The Company, on behalf of Ventas, intends to defend the action vigorously.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States of America intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in defendants' nursing centers and for third-party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint and intend to defend this action vigorously.

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (a) over billed for respiratory therapy services, (b) rendered medically unnecessary treatment, and (c) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously. The action has been dismissed with prejudice as to the relator and without prejudice as to the United States.

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

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

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

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                         MARKET PRICE FOR COMMON STOCK
                              AND DIVIDEND HISTORY

  Since March 17, 2000, the Company's common stock has traded on the OTC Bulletin Board under the symbol "VCRIQ." The common stock traded on the OTC Bulletin Board under the symbol "VCRI" from June 10, 1999 until March 16, 2000. The common stock previously traded on the New York Stock Exchange ("NYSE") under the ticker symbol of "VC" until June 7, 1999. The number of shareholders of record on February 28, 2001 was 4,310. The prices in the table below, for the calendar quarters indicated, represent the high and low sales prices for the common stock as reported by the OTC Bulletin Board and the NYSE Composite Tape, as applicable, during 1999 and 2000. No cash dividends have been paid on the common stock during such periods.

  Dividends cannot be declared on the Company's stock under the terms of the DIP Financing.

                                                                     Sales Price
                                                                      of Common
                                                                        Stock
                                                                     -----------
                                                                     High   Low
                                                                     ----- -----
1999
----
First Quarter....................................................... $5.00 $0.81
Second Quarter......................................................  1.13  0.13
Third Quarter.......................................................  0.26  0.06
Fourth Quarter......................................................  0.27  0.07

2000
----
First Quarter....................................................... $0.24 $0.11
Second Quarter......................................................  0.13  0.07
Third Quarter.......................................................  0.13  0.07
Fourth Quarter......................................................  0.09  0.03

Item 6. Selected Financial Data

                                  VENCOR, INC.
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
          (In thousands, except for per share amounts and statistics)

                             2000         1999         1998         1997         1996
                          -----------  -----------  -----------  -----------  -----------
Statement of Operations
 Data:
Revenues................  $ 2,888,542  $ 2,665,641  $ 2,999,739  $ 3,116,004  $ 2,577,783
                          -----------  -----------  -----------  -----------  -----------
Salaries, wages and
 benefits...............    1,623,955    1,566,227    1,753,023    1,788,053    1,490,938
Supplies................      374,540      347,789      340,053      347,127      303,463
Rent....................      307,809      305,120      234,144       89,474       77,795
Other operating
 expenses...............      492,601      942,198      942,391      446,340      489,155
Depreciation and
 amortization...........       73,545       93,196      124,617      123,865       99,533
Interest expense........       60,431       80,442      107,008      102,736       45,922
Investment income.......       (5,393)      (5,188)      (4,688)      (6,057)     (12,203)
                          -----------  -----------  -----------  -----------  -----------
                            2,927,488    3,329,784    3,496,548    2,891,538    2,494,603
                          -----------  -----------  -----------  -----------  -----------
Income (loss) before
 reorganization costs
 and income taxes.......      (38,946)    (664,143)    (496,809)     224,466       83,180
Reorganization costs....       12,636       18,606            -            -            -
                          -----------  -----------  -----------  -----------  -----------
Income (loss) before
 income taxes...........      (51,582)    (682,749)    (496,809)     224,466       83,180
Provision for income
 taxes..................        2,000          500       76,099       89,338       35,175
                          -----------  -----------  -----------  -----------  -----------
Income (loss) from
 operations.............      (53,582)    (683,249)    (572,908)     135,128       48,005
Cumulative effect of
 change in accounting
 for start-up costs.....            -       (8,923)           -            -            -
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....            -            -      (77,937)      (4,195)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $   (53,582) $  (692,172) $  (650,845) $   130,933  $    48,005
                          ===========  ===========  ===========  ===========  ===========
Earnings (loss) per
 common share:
Basic:
 Income (loss) from
  operations............  $     (0.78) $     (9.72) $     (8.39) $      1.96  $      0.69
 Cumulative effect of
  change in accounting
  for start-up costs....            -        (0.13)           -            -            -
 Extraordinary loss on
  extinguishment of
  debt..................            -            -        (1.14)       (0.06)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $     (0.78) $     (9.85) $     (9.53) $      1.90  $      0.69
                          ===========  ===========  ===========  ===========  ===========
Diluted:
 Income (loss) from
  operations............  $     (0.78) $     (9.72) $     (8.39) $      1.92  $      0.68
 Cumulative effect of
  change in accounting
  for start-up costs....            -        (0.13)           -            -            -
 Extraordinary loss on
  extinguishment of
  debt..................            -            -        (1.14)       (0.06)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $     (0.78) $     (9.85) $     (9.53) $      1.86  $      0.68
                          ===========  ===========  ===========  ===========  ===========
Shares used in computing
 earnings (loss) per
 common share:
 Basic..................       70,229       70,406       68,343       68,938       69,704
 Diluted................       70,229       70,406       68,343       70,359       70,702
Financial Position:
Working capital
 (deficit)..............  $   267,161  $   195,011  $  (682,569) $   431,113  $   316,615
Assets..................    1,334,414    1,235,974    1,774,372    3,334,739    1,968,856
Long-term debt..........            -            -        6,600    1,919,624      710,507
Long-term debt in
 default classified as
 current................            -            -      760,885            -            -
Liabilities subject to
 compromise.............    1,260,373    1,159,417            -            -            -
Stockholders' equity
 (deficit)..............     (432,852)    (378,309)     313,245      905,350      797,091
Operating Data:
Number of nursing
 centers:
 Owned or leased........          278          282          278          296          297
 Managed................           34           13           13           13           16
Number of nursing center
 licensed beds:
 Owned or leased........       36,466       36,912       36,701       38,694       37,444
 Managed................        3,723        1,661        1,661        1,689        2,175
Number of nursing center
 patient days (a).......   11,580,295   11,656,439   11,939,266   12,622,238   12,566,763
Nursing center occupancy
 % (a)..................         86.1         86.8         87.3         90.5         91.9
Number of hospitals.....           56           56           57           60           38
Number of hospital
 licensed beds..........        4,886        4,931        4,979        5,273        3,325
Number of hospital
 patient days...........    1,044,663      982,301      947,488      767,810      586,144
Hospital occupancy %....         60.8         56.9         54.0         52.9         53.7

--------
(a) Excludes managed facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Selected Financial Data in Item 6 and the consolidated financial statements included herein set forth certain data with respect to the financial position, results of operations and cash flows of the Company which should be read in conjunction with the following discussion and analysis.

   As discussed in the Notes to the Consolidated Financial Statements, the Company realigned its Vencare ancillary services business in the fourth quarter of 1999. Vencare's physical rehabilitation, speech and occupational therapies were integrated into the Company's health services division, and its institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and certain other ancillary businesses were discontinued. Financial and operating data presented in Item 6 and the following discussion and analysis reflect the realignment of the former Vencare businesses for all periods presented.

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

General

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2000, the Company's health services division operated 312 nursing centers (40,189 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (a) the Company's ability to comply with the terms of the DIP Financing, (b) consummation of the Amended Plan, (c) the Company's ability to achieve profitable operations after such consummation, and (d) the Company's ability to generate sufficient cash from operations to meet its obligations. The Amended Plan and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 2 of the Notes to Consolidated Financial Statements.

   Spin-off. On May 1, 1998, Ventas completed the Spin-off through the distribution of Vencor common stock to its stockholders. Ventas retained ownership of substantially all of its real property and leases such real property to the Company under the Master Lease Agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

Results of Operations

  A summary of key operating data follows (dollars in thousands):

                                                Year Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Revenues:
Health services division:
 Nursing centers........................  $ 1,675,627  $ 1,594,244  $ 1,667,343
 Rehabilitation services................      135,036      195,731      264,574
 Other ancillary services...............            -       43,527      168,165
 Elimination............................      (77,191)    (128,267)    (124,500)
                                          -----------  -----------  -----------
                                            1,733,472    1,705,235    1,975,582
Hospital division:
 Hospitals..............................    1,007,947      850,548      919,847
 Pharmacy...............................      204,252      171,493      149,991
                                          -----------  -----------  -----------
                                            1,212,199    1,022,041    1,069,838
                                          -----------  -----------  -----------
                                            2,945,671    2,727,276    3,045,420
Elimination of pharmacy charges to
 Company nursing centers................      (57,129)     (61,635)     (45,681)
                                          -----------  -----------  -----------
                                          $ 2,888,542  $ 2,665,641  $ 2,999,739
                                          ===========  ===========  ===========
Income (loss) from operations:
Operating income (loss):
 Health services division:
 Nursing centers........................  $   287,273  $   185,764  $   216,575
 Rehabilitation services................        8,062        3,233       18,594
 Other ancillary services...............        4,737        4,166       30,183
                                          -----------  -----------  -----------
                                              300,072      193,163      265,352
 Hospital division:
 Hospitals..............................      208,382      136,903      248,983
 Pharmacy...............................        7,496          719       15,327
                                          -----------  -----------  -----------
                                              215,878      137,622      264,310
 Corporate overhead.....................     (113,803)    (108,940)    (126,265)
 Unusual transactions...................       (4,701)    (412,418)    (439,125)
 Reorganization costs...................      (12,636)     (18,606)           -
                                          -----------  -----------  -----------
  Operating income (loss)...............      384,810     (209,179)     (35,728)
Rent....................................     (307,809)    (305,120)    (234,144)
Depreciation and amortization...........      (73,545)     (93,196)    (124,617)
Interest, net...........................      (55,038)     (75,254)    (102,320)
                                          -----------  -----------  -----------
Loss before income taxes................      (51,582)    (682,749)    (496,809)
Provision for income taxes..............        2,000          500       76,099
                                          -----------  -----------  -----------
                                          $   (53,582) $  (683,249) $  (572,908)
                                          ===========  ===========  ===========
Nursing center data:
Revenue mix %:
 Medicare...............................         27.9         26.1         29.3
 Medicaid...............................         48.8         48.7         44.7
 Private and other......................         23.3         25.2         26.0
Patient days:
 Medicare...............................    1,541,934    1,436,288    1,498,968
 Medicaid...............................    7,735,567    7,718,963    7,746,401
 Private and other......................    2,302,794    2,501,188    2,693,897
                                          -----------  -----------  -----------
                                           11,580,295   11,656,439   11,939,266
                                          ===========  ===========  ===========
Average daily census....................       31,640       31,935       32,710
Occupancy %.............................         86.1         86.8         87.3

Hospital data:
Revenue mix %:
 Medicare...............................         55.1         58.3         58.5
 Medicaid...............................         10.3         10.5          9.7
 Private and other......................         34.6         31.2         31.8
Patient days:
 Medicare...............................      704,152      669,976      647,283
 Medicaid...............................      134,754      119,849      121,538
 Private and other......................      205,757      192,476      178,667
                                          -----------  -----------  -----------
                                            1,044,663      982,301      947,488
                                          ===========  ===========  ===========
Average daily census....................        2,854        2,691        2,596
Occupancy %.............................         60.8         56.9         54.0

Regulatory Changes

  The Budget Act contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

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

  The Budget Act also reduced payments made to the hospitals operated by the Company's hospital division by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998. The reductions in payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop additional long-term care hospitals in the future.

  Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers are electing to provide ancillary services to their patients through internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its Vencare division in the fourth quarter of 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

  Since November 1999, various legislative and regulatory actions have provided a measure of relief from some of the impact of the Budget Act. In November 1999, the BBRA was enacted. Effective April 1, 2000, the BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% for two years.

  In April 2000, HCFA published a proposed rule which set forth updates to the RUG payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the scheduled 4% increase (effective October 2000) for all RUG categories through September 30, 2002.

  In December 2000, BIPA was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category will increase by 16.66% over the current rates for skilled nursing care for the period April 1, 2001 through

September 30, 2002. BIPA also will provide some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001.

  In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 10%. Both of these provisions will become effective for cost reporting periods beginning September 1, 2001.

  Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in the Company's health services division have been substantially less than the cost-based reimbursement it received before the enactment of the Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by the Company's hospitals as a result of the Budget Act.

  There also continues to be state legislative proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. By repealing the Boren Amendment, the Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

Health Services Division--Nursing Centers

  Revenues increased 5% in 2000 to $1.68 billion. Substantially all of the increase was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid and private payor rates both increased approximately 5% in 2000 compared to 1999. Medicare revenues per patient day grew 5% to $303 in 2000 from $290 in 1999 primarily as a result of reimbursement increases associated with the BBRA. As previously discussed, the BBRA established, among other things, a 20% increase in Medicare payment rates for higher acuity patients effective April 1, 2000 and a 4% increase in all PPS payment categories effective October 1, 2000. As result of the phase-in of the provisions of the BBRA, Medicare revenues per patient day in the fourth quarter of 2000 averaged $321 or 10% higher than the same period in 1999.

  Revenues declined 4% in 1999 to $1.59 billion. Medicaid rates increased approximately 5% in 1999 compared to 1998, while private payor rates were relatively unchanged. As previously discussed, all of the Company's nursing centers adopted PPS on July 1, 1998, resulting in substantially less Medicare reimbursement to the Company's nursing centers. Average Medicare revenues per patient day in 1999 declined 11% from $326 in 1998. Lower average Medicare reimbursement rates in 1999 resulted primarily from the full-year effect of PPS.

  Same-store patient days were relatively unchanged during the last three years. Management believes that the Chapter 11 Cases have had little, if any, impact on nursing center patient days.

  Nursing center operating income in 2000 totaled $287 million compared to $186 million in 1999. A substantial portion of the improvement resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment and growth in revenues. In addition, the provision for doubtful accounts declined in 2000 to $23 million from $51 million last year as a result of improved collection processes.

  Nursing center operating income in 1999 declined 14% from $217 million in 1998. The decline was primarily attributable to reductions in Medicare reimbursement under PPS. While the Company achieved some operating efficiencies in 1999 in response to PPS, expenses related to professional liability risks and doubtful accounts increased substantially. Professional liability costs aggregated $28 million in 1999 compared to $14 million in 1998, while costs for doubtful accounts increased to $51 million in 1999 from $17 million in 1998.

Health Services Division--Rehabilitation Services

  Revenues declined 31% in 2000 to $135 million and 26% in 1999 to $196 million. Revenue declines in both periods were primarily attributable to reduced customer demand for ancillary services in response to fixed reimbursement rates under PPS and the elimination of unprofitable external contracts. Approximately one-half of the revenue decline in 2000 was attributable to Company-operated nursing centers. Under PPS, the reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including the Company's nursing centers) have elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

  Rehabilitation services reported operating income of $8 million in 2000 compared to $3 million in 1999 and $19 million in 1998. Operating results for both 2000 and 1999 were adversely impacted by the decline in revenues. A significant portion of operating income in 2000 resulted from favorable adjustments for doubtful accounts based on collections from past due customers. In addition, effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximated the costs of providing such services. Accordingly, fiscal 2000 operating results do not reflect any operating income related to intercompany transactions. Operating results in 1999 also were negatively impacted as a result of a $26 million increase in the provision for doubtful accounts. Operating results in 1998 include a $12 million charge related to third-party reimbursements. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline in 2001.

Health Services Division--Other Ancillary Services

  Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the Vencare realignment in the fourth quarter of 1999. Operating results for 2000 reflect a $4 million favorable adjustment for doubtful accounts resulting from collections from discontinued customer accounts. See Note 3 of the Notes to Consolidated Financial Statements for a description of the Vencare realignment.

Hospital Division--Hospitals

  Revenues increased 19% in 2000 to $1.0 billion and declined 8% in 1999 to $851 million. Revenues for both 2000 and 1999 were adversely impacted by certain third-party reimbursement issues.

  Prior to September 1999, Medicare revenues recorded by the Company's hospitals included reimbursement for expenses related to certain costs associated with hospital-based ancillary services provided by the former Vencare division to its nursing center customers. As part of its ongoing investigations, the DOJ objected to including such costs on the Medicare cost reports filed by the Company's hospitals. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in 1998. In connection with the negotiation of the Government Settlement, the Company agreed to discontinue recording such revenues beginning September 1, 1999.

  The Company provides care to patients covered by Medicare supplement insurance policies which generally become effective when a patient's Medicare benefits are exhausted. Disputes related to the level of payments to the Company's hospitals have arisen with private insurance companies issuing these policies as a result of different interpretations of policy provisions and federal and state laws governing the policies. While the Company continues to pursue favorable resolutions of these claims, provisions for loss aggregating $20 million and $19 million were recorded in 2000 and 1999, respectively. See "Legal Proceedings."

  Revenues in 1999 were also reduced by adjustments for changes in estimates for certain third-party reimbursements aggregating $60 million.

  Excluding the effect of the previously discussed third-party reimbursement issues, revenues grew 13% to $1.03 billion in 2000 and 4% to $912 million in 1999 compared to $873 million in 1998. The increase was primarily attributable to patient day growth of 6% in 2000 and 4% in 1999. In addition, price increases to private payors also contributed to revenue growth in 2000. Price increases in 1999 were not significant.

  Hospital operating income in 2000 totaled $208 million compared to $137 million in 1999 and $249 million in 1998. Excluding the previously discussed third-party reimbursement issues, operating income totaled $228 million in 2000, $198 million in 1999 and $202 million in 1998. Growth in adjusted operating income in 2000 was primarily attributable to revenue growth. Adjusted operating income in 1999 compared to 1998 was relatively unchanged because growth in labor costs mitigated the impact of patient volume growth.

Hospital Division--Pharmacy

  Revenues increased 19% in 2000 to $204 million and 14% in 1999 to $171 million. The increase in both periods resulted primarily from growth in the number of nursing center customers and, in 1999, from price increases to Company-operated nursing centers.

  The Company's pharmacies reported operating income of $7 million in 2000 compared to $719,000 in 1999 and $15 million in 1998. Operating income in 1999 was reduced by a $11 million increase in the provision for doubtful accounts compared to the prior year. Operating results in 1998 include the effect of approximately $8 million of charges recorded in the fourth quarter related to accounts receivable. Management believes that operating income in both 2000 and 1999 was adversely impacted by pricing pressures associated with PPS for external customers.

Corporate Overhead

  Operating income for the Company's operating divisions excludes allocations of corporate overhead. These costs aggregated $114 million, $109 million and $126 million during each of the last three years, respectively. As a percentage of revenues (before eliminations), corporate overhead totaled 3.9% in 2000, 4.0% in 1999 and 4.1% in 1998.

Unusual Transactions

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded. See Note 5 of the Notes to Consolidated Financial Statements.

2000

  Operating results for 2000 include a $9.2 million write-off of an impaired investment recorded in the third quarter and a $4.5 million gain on the sale of a closed hospital recorded in the second quarter.

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
                                             ===  =====   ===  ======  ======

  Long-lived asset impairment--Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

  Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which the Company valued its long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on the Company's operating results and are expected to impact negatively its operations in the future. In connection with the negotiation of the Government Settlement, the Company agreed to exclude certain expenses from its hospital Medicare cost reports beginning September 1, 1999 for which the Company had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in 1998. In addition, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. The Company also reviewed the expected impact of the BBRA enacted in November 1999 (which provided a measure of relief for some of the impact of the Budget Act) and the realignment of the Vencare ancillary services business completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of the Company's long-lived assets may be impaired.

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

  A summary of the impairment charges follows (in millions):

                                                            Property and
                                                   Goodwill  Equipment   Total
                                                   -------- ------------ ------
   Health services division.......................  $ 18.3     $ 37.7    $ 56.0
   Hospital division..............................   198.9       75.5     274.4
                                                    ------     ------    ------
                                                    $217.2     $113.2    $330.4
                                                    ======     ======    ======

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
                                         ====  =====  ======  ======  =======

  Long-lived asset impairment--As previously discussed, all of the Company's nursing centers became subject to PPS effective July 1, 1998. Revenues recorded under PPS in the Company's health services division were substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. These reductions, most of which became effective in 1998, had a material adverse impact on hospital revenues.

  The Company provides ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry became subject to PPS on or after January 1, 1999, management believed that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into ancillary service contracts while transitioning to the new fixed payment system under PPS. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services in 1998, particularly respiratory therapy and rehabilitation therapy, was mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers began providing ancillary services to their patients through internal staff and no longer contracted with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company. Under these rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the Company's ancillary services businesses in 1998.

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
                                                    ======     ======    ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the Company's rehabilitation therapy business was reduced from forty years to seven years, effective October 1, 1998. Management believed that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period was deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with the rehabilitation therapy business. See Note 5 of the Notes to Consolidated Financial Statements.

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

  Gain on sale of investments--In September 1998, the Company sold its investment in its assisted living affiliate, Atria Communities, Inc. for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. In November 1998, the Company's investment in Colorado MEDtech, Inc. was sold at a gain of $13.0 million. Proceeds from the sale were $22.0 million.

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

Capital Costs

  Upon completion of the Spin-off, the Company leased substantially all of its facilities. Prior thereto, the Company owned 271 facilities and leased 80 facilities from third parties. Depreciation and amortization, rent and net interest costs aggregated $436 million in 2000, $474 million in 1999 and $461 million in 1998. Rent expense incurred by the Company in connection with the Master Lease Agreements aggregated $230 million in 2000, $225 million in 1999 and $148 million in 1998. In connection with the Spin-off in 1998, approximately $992 million of long-term debt was retained by Ventas.

  During the pendency of the Chapter 11 Cases, the Company is continuing to record the entire contractual amount of interest expense related to the Credit Agreement and the rents due to Ventas under the Master Lease Agreements. No interest payments have been made related to the Credit Agreement since the filing of the Chapter 11 Cases. In accordance with the Stipulation with Ventas, the Company is paying a reduced aggregate monthly rent of approximately $15.1 million.

  No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes not recorded in the consolidated statement of operations aggregated $30 million in 2000 and $9 million in 1999.

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

  In addition to the unusual transactions previously discussed, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                          Health Services
                             Division      Hospital Division
                         ----------------- ------------------
                         Nursing Ancillary
                         Centers Services  Hospitals Pharmacy Corporate Total
                         ------- --------- --------- -------- --------- ------
1999
  (Income)/expense
  Provision for doubtful
   accounts.............  $40.2    $26.8     $ 6.5    $ 8.9             $ 82.4
  Medicare supplement
   insurance disputes...                      18.8                        18.8
  Third-party
   reimbursements and
   contractual
   allowances, including
   amounts due from
   government agencies
   and other payors that
   are subject to
   dispute..............    2.0               59.6                        61.6
  Professional liability
   risks................   10.5      0.3       0.6                        11.4
  Employee benefits.....   (6.3)    (1.5)     (1.8)                       (9.6)
  Incentive
   compensation.........    2.2               (1.9)    (1.1)              (0.8)
  Inventories...........    0.9                         6.3                7.2
  Other.................    1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                          -----    -----     -----    -----     -----   ------
                          $51.2    $25.2     $83.8    $ 9.7     $(2.8)  $167.1
                          =====    =====     =====    =====     =====   ======

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

  During 1999 and 1998, the Company recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of its divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and, in 1999, the realignment of the Vencare businesses (including the cancellation of unprofitable contracts and the discontinuance of certain services) and the filing of the Chapter 11 Cases in September 1999.

  In addition, the Company recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in the Company's nursing center business during 1999. Management believes that cost increases for professional liability risks are negatively impacting other providers in the long-term healthcare industry and expects that the Company's operating results in the future may be impacted negatively by additional professional liability costs. See Note 9 of the Notes to Consolidated Financial Statements.

Income Taxes

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon those revised forecasts, management did not believe that the

Company could generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. Accordingly, the Company recorded a deferred tax valuation allowance aggregating $203 million in the fourth quarter of 1998. Deferred tax valuation allowances recorded in 1999 and 2000 totaled $146 million and $8 million, respectively. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 2000 totaled $357 million. See Note 8 of the Notes to Consolidated Financial Statements.

Consolidated Results

  The Company reported a pretax loss from operations before reorganization costs of $39 million in 2000 compared to $664 million in 1999 and $497 million in 1998. Reorganization costs in 2000 and 1999 aggregating $13 million and $19 million, respectively, principally comprised professional fees and, in 1999, certain management incentive payments incurred in connection with the Company's restructuring activities.

  The net loss from operations in 2000 totaled $54 million compared to $683 million in 1999 and $573 million in 1998 (including charges to record the deferred tax valuation allowance).

  Effective January 1, 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provision of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of a change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1998, was not significant.

  In conjunction with the Spin-off in 1998, the Company incurred an extraordinary loss on extinguishment of debt aggregating $78 million.

Liquidity

  As previously discussed, on September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See "Business--Proceedings under Chapter 11 of the Bankruptcy Code."

  On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities have been classified in the Company's consolidated balance sheet as liabilities subject to compromise. The Company currently is paying the post-petition claims of all vendors and providers in the ordinary course of business.

  In connection with the Chapter 11 Cases, the Company entered into the DIP Financing aggregating $100 million. The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing was initially comprised of a $75 million Tranche A Loan and a $25 million Tranche B Loan. Interest is payable at prime plus 2 1/2% on the Tranche A Loan and prime plus 4 1/2% on the Tranche B Loan.

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October 1999, $70 million in November 1999 and $75 million thereafter. Pursuant to the most recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loan are limited to approximately $48 million until maturity and are reduced for asset sales made by the Company. In addition, Tranche B Loan aggregate borrowings are limited to $23 million as a result of the most recent amendment to the DIP Financing. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At December 31, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the DIP Lenders have agreed to several amendments to the DIP Financing. In the most recent amendment to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until March 31, 2001 and to revise and update certain financial covenants. At December 31, 2000, the Company was in compliance with the terms of the DIP Financing.

  The Company expects to terminate the DIP Financing on or prior to the effective date of the Amended Plan.

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

  The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the HCFA Agreement, non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest began to accrue on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $63.4 million at December 31, 2000 and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases. Under the Amended Plan, if consummated, the Company has agreed to repay the remaining balance of the obligations pursuant to the terms of the HCFA Agreement.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), outstanding borrowings under the Credit Agreement ($511 million) and the principal amount of the 1998 Notes ($300 million) have been presented as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 2000. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $942 million at December 31, 2000. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes not recorded in the consolidated statement of operations aggregated $30 million in 2000 and $9 million in 1999.

  As previously reported, the Company was informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ will be settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See "Business--Proceedings under Chapter 11 of the Bankruptcy Code" and "Legal Proceedings."

  As a result of the uncertainty related to the Chapter 11 Cases, the report of the Company's independent accountants, PricewaterhouseCoopers LLP, refers to the Company's ability to continue as a going concern at December 31, 2000 and December 31, 1999. As a result of the Company's net loss in 1998, its working capital deficiency and its covenant defaults under the Credit Agreement at December 31, 1998, the report of the Company's former independent accountants, Ernst & Young LLP, refers to the Company's ability to continue as a going concern at December 31, 1998.

  Cash provided by operations before reorganization costs totaled $194 million for 2000 compared to $247 million for 1999 and $323 million for 1998. Cash flows in 1999 and 1998 were unusually high due to growth in amounts due to third parties. Overpayments from third-party payors resulted from the Medicare program continuing to reimburse the Company's nursing centers under the prior cost-based reimbursement system after the Company's nursing centers had converted to PPS.

  In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. These documents are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts were classified as liabilities subject to compromise in the consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities. Under the terms of the Amended Plan, the Company believes that this obligation will be discharged.

  On or prior to the effective date of the Amended Plan, the Company intends to execute definitive agreements related to the Exit Facility in accordance with the terms of a commitment letter. The Exit Facility will constitute a general working capital facility for general corporate purposes, including any payments under the HCFA Agreement and other pre-petition liabilities payable pursuant to the Amended Plan. The Exit Facility is expected to consist of a five-year $120 million revolving credit facility and provide for $40 million of letter of credit availability. Direct borrowings under the Exit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) one, two, three or six month LIBOR plus 4%. The Exit Facility will be secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

  The consummation of the Exit Facility is subject to various conditions, including but not limited to, the negotiation of definitive documentation and consummation of the Amended Plan. There can be no assurance that such conditions will be satisfied or that the Exit Facility will be executed.

Capital Resources

  Excluding acquisitions, capital expenditures totaled $80 million for 2000 compared to $111 million for 1999 and $267 million for 1998. Planned capital expenditures in 2001 (excluding acquisitions) are expected to approximate $75 million. Management believes that its capital expenditure program is adequate to expand, improve and equip existing facilities.

  Capital expenditures during the last three years were financed primarily through internally generated funds. At December 31, 2000, the estimated cost to complete and equip construction in progress approximated $8 million.

  Proceeds from the sale of assets totaled $15 million in 2000, $12 million in 1999 and $237 million in 1998. Substantially all of the proceeds in 1998 were used to reduce long-term debt.

  At December 31, 1999, the Company was a party to certain interest rate swap agreements that eliminated the impact of changes in interest rates on $100 million of floating rate debt outstanding. The agreements provided for fixed rates on $100 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expired in May 2000. The Company was not a party to any interest rate swap agreements at December 31, 2000.

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

  During 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Budget Act. The enactment of BIPA in December 2000 will provide additional Medicare reimbursement beginning in April 2001. Management believes that these legislative actions will have a positive impact on the Company's revenues in 2001, particularly in the health services division.

  Management believes, however, that its operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses in excess of anticipated increases in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

Litigation

  The Company is a party to certain material litigation and regulatory actions as well as various lawsuits and claims arising in the ordinary course of business. See "Legal Proceedings."

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's only significant exposure to market risk is changes in the levels of various interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. In addition, the interest rates on borrowings under the DIP Financing are affected by changes in the federal funds rate and the prime rate of Morgan Guaranty Trust Company of New York. To mitigate the impact of fluctuations in these interest rates, the Company generally maintained a portion of its borrowings on a fixed rate, long-term basis. Prior to its financial difficulties, the Company also entered into interest rate swap transactions. The Company was not a party to any interest rate swap agreements at December 31, 2000.

  As previously discussed, the Company filed the Chapter 11 Cases on September 13, 1999. Accordingly, all amounts disclosed in the table below are subject to compromise in connection with the Chapter 11 Cases. While the fair values of the Company's debt obligations have declined significantly as a result of the Chapter 11 Cases, such amounts do not reflect any adjustments that might result from resolutions of the Chapter 11 Cases or other matters discussed herein.

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

                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in thousands)

                                          Expected Maturities                                  Fair
                         ----------------------------------------------------------           Value
                          2001      2002     2003      2004      2005    Thereafter  Total   12/31/00
                         -------  --------  -------  --------  --------  ---------- -------- --------
Liabilities:
Long-term debt,
 including amounts due
 within one year:
 Fixed rate............. $17,958  $ 19,619  $21,503  $  5,717  $300,047    $3,825   $368,669 $118,385
 Average interest rate..    11.9%     11.9%    10.5%      9.3%      8.9%      8.6%
 Variable rate.......... $66,768  $128,640  $96,509  $177,344  $ 41,647    $    -   $510,908 $418,945
 Average interest rate
  (a)

--------
(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2% or prime plus 2% to 3 1/2%.

Item 8. Financial Statements and Supplementary Data

  The information required by this Item 8 is included in appendix pages F-2 through F-47 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  The Company, upon approval of its Board of Directors, appointed PricewaterhouseCoopers LLP ("PwC") as its independent auditors for the fiscal year ending December 31, 1999 to replace Ernst & Young LLP ("Ernst & Young") effective November 2, 1999. The Board of Directors was advised by counsel that the participation of Ernst & Young in the Company's Spin-off presented a potential conflict of interest that would significantly jeopardize the ability of Ernst & Young to be approved as independent auditors for the Company by the Bankruptcy Court. The audit report of Ernst & Young on the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 1998, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The opinion of Ernst & Young for the year ended December 31, 1998 was modified as to uncertainty by the inclusion of an explanatory "going concern" paragraph resulting from the Company's net loss in 1998, working capital deficiency and covenant defaults under its Credit Agreement.

  In connection with the audit for the year ended December 31, 1998 and the subsequent interim period through November 2, 1999, there were no disagreements with Ernst & Young on any accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreement in their report.

  In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 1998, Ernst & Young informed the Company and the Audit and Compliance Committee of its Board of Directors of a condition that it believed constituted a material weakness in the Company's internal controls. Ernst & Young communicated that certain of the Company's account reconciliations had not been completed on a timely basis. Additionally, Ernst & Young stated that there was a lack of appropriate follow up and resolution of reconciling items, including adjustments of the accounting records on a timely basis, and there was a lack of evidence of review of the reconciliations by an independent person. The Company did reconcile all accounts and recorded the appropriate adjustments prior to the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. Ernst & Young advised the Company that, in completing its audit, it considered the aforementioned material weakness in determining the nature, timing and extent of procedures performed to enable it to issue its opinion on the consolidated financial statements. The Company has authorized Ernst & Young to respond fully to the inquiries of PwC concerning these matters.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Set forth below are the names, ages (as of January 1, 2001) and present and past positions of the persons who are the current directors and executive officers of the Company:

Name                            Age                  Position
----                            ---                  --------
Edward L. Kuntz................  55 Chairman of the Board, Chief Executive
                                     Officer and President
Ulysses L. Bridgeman, Jr. .....  47 Director
Donna R. Ecton.................  53 Director
Stanley C. Gault...............  74 Director
William H. Lomicka.............  63 Director
William M. Altman..............  41 Vice President of Compliance and Government
                                     Programs
Frank J. Battafarano...........  50 President, Hospital Division
Richard E. Chapman.............  52 Chief Administrative and Information
                                     Officer and Senior Vice President
Donald D. Finney...............  53 President, Health Services Division
James H. Gillenwater, Jr. .....  43 Senior Vice President, Planning and
                                     Development
Richard A. Lechleiter..........  42 Vice President, Finance, Corporate
                                     Controller and Treasurer
M. Suzanne Riedman.............  49 Senior Vice President and General Counsel
Richard A. Schweinhart.........  51 Senior Vice President and Chief Financial
                                     Officer

   Edward L. Kuntz has served as Chairman of the Board, Chief Executive Officer and President of the Company since January 1999. He served as President, Chief Operating Officer and director of the Company from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc. ("Living Centers"), a leading provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers, he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel and later as Executive Vice President of ARA Living Centers until the formation of Living Centers in 1992.

   Ulysses L. Bridgeman, Jr. has served as a director of the Company since April 1998. He served as a director of the Company's predecessor from May 1997 to April 1998. Since 1988, Mr. Bridgeman has been President of Bridgeman Foods, Inc., a franchisee of 120 Wendy's Old Fashioned Hamburger Restaurants.

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

   Stanley C. Gault has served as a director of the Company since July 1998.
In July 1996, Mr. Gault retired as Chairman of the Board of The Goodyear Tire
& Rubber Company ("Goodyear"). Mr. Gault was Chairman and Chief Executive Officer of Goodyear from June 1991 to January 1996. Previously, he served as Chairman of the Board and Chief Executive Officer of Rubbermaid Incorporated from May 1980 to May 1991. Mr. Gault currently serves on the boards of directors of Wal-Mart Stores, Inc., Avon Products, Inc., where he is the non-executive chairman of the board, and The Timken Company, a manufacturer of anti-friction bearings and steel alloy products. He is a past director of the New York Stock Exchange, Inc., PPG Industries, Inc., International Paper Company, Goodyear, and Rubbermaid Incorporated.

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

   William M. Altman, an attorney, has served as Vice President of Compliance and Government Programs of the Company since October 1999. He served as Operations Counsel in the Company's law department from May 1998 to September 1999. He held the same position with the Company's predecessor from June 1996 through April 1998. Prior to joining the Company's predecessor, Mr. Altman was in the private practice of law for ten years and held other consulting and government positions in healthcare.

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

   Richard E. Chapman has served as Chief Administrative and Information Officer and Senior Vice President of the Company since January 2001. From April 1998 to January 2001, he served as Senior Vice President and Chief Information Officer of the Company. Mr. Chapman served as Senior Vice President and Chief Information Officer of the Company's predecessor from October 1997 to April 1998. From March 1993 to October 1997, he was Senior Vice President of Information Systems of Columbia/HCA Healthcare Corp. ("Columbia"), Vice President of Galen Health Care, Inc. ("Galen") from March 1993 to August 1993, and of Humana, Inc. ("Humana") from September 1988 to February 1993.

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

   M. Suzanne Riedman, an attorney, has served as Senior Vice President and General Counsel of the Company since August 1999. She served as Vice President and Associate General Counsel of the Company from April 1998 to August 1999. Ms. Riedman held the same position with the Company's predecessor from

January 1997 to April 1998. She joined the Company's predecessor as counsel in September 1995 and became Associate General Counsel in January 1996. Ms. Riedman served as counsel to another large long-term healthcare provider in various capacities from 1990 to 1995. Prior to that time, Ms. Riedman was in the private practice of law for 11 years.

   Richard A. Schweinhart, a certified public accountant, has served as Senior Vice President and Chief Financial Officer of the Company since September 1998. Mr. Schweinhart was Senior Vice President--Columbia Sponsored Networks for Columbia from March 1996 through September 1998. From April 1995 until
March 1996, he served as Senior Vice President--Nonhospital Operations and from September 1993 until April 1995 as Senior Vice President--Finance of Columbia. Mr. Schweinhart served as Senior Vice President--Finance for both Galen and Humana from November 1991 to September 1993.

   The Company's Board of Directors is divided into the following three classes: Class I Directors--Mr. Bridgeman and Mr. Lomicka; Class II Directors-- Ms. Ecton and Mr. Gault; and Class III Directors--Mr. Kuntz. Each class of directors holds office for a term of three years expiring at the annual meeting of stockholders or thereafter until their successors are duly elected and qualified. Terms of the Class II directors were scheduled to expire in 2000. Terms of the Class I and Class III directors are scheduled to expire in 2002 and 2001, respectively. Each of the executive officers serves at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of the common stock to file initial stock ownership reports and reports of changes in ownership with the Commission. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that the applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in 2000.

Item 11. Executive Compensation

   The following Summary Compensation Table sets forth compensation earned during the three fiscal years ended December 31, 2000 by the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

   The executive compensation and other information presented below for periods prior to the Spin-off include amounts received from Ventas by the Named Executive Officers. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

                         Summary Compensation Table(1)

                                                                         Long-Term
                                        Annual Compensation            Compensation
                                  -------------------------------- -------------------------
                                                                   Restricted     Securities
                                                      Other Annual   Stock        Underlying        All Other
Name and Principal Position  Year  Salary   Bonus(2)  Compensation   Awards        Options       Compensation(3)
---------------------------  ---- -------- ---------- ------------ ----------     ----------     ---------------
Edward L. Kuntz(4)......     2000 $771,630 $1,120,125  $113,695(5)          -              -            $  5,100
 Chairman of the Board,      1999  735,385    337,500   115,911(5)   $450,000(6)     200,000             317,300
 Chief                       1998   73,077     22,917         -             -              -                   -
 Executive Officer and
 President

Richard A.                   2000 $282,935 $  390,886         -             -              -            $ 13,325
 Schweinhart(7).........     1999  272,115    123,750         -             -              -             122,376
 Senior Vice President       1998   50,000     16,667         -      $107,813(8)      75,000                   -
 and Chief
 Financial Officer

Donald D. Finney(7).....     2000 $282,935 $  390,886         -             -              -            $  3,966
 President, Health           1999  279,711    123,750         -             -         80,000             120,625(9)
 Services Division

Frank J.                     2000 $248,651 $  345,000         -             -              -            $ 16,786
 Battafarano(7).........     1999  213,654     96,750         -             -              -             253,637
 President, Hospital         1998  184,539     45,000         -      $ 30,000(10)    221,240(11)           5,852
 Division

Richard E. Chapman......     2000 $282,935 $  390,886         -             -              -            $  5,100
 Chief Administrative        1999  274,421    123,750         -             -              -             139,758(12)
 and                         1998  270,000     65,000         -      $ 30,000(10)    274,879(11)          24,036(12)
 Information Officer and
 Senior Vice President

--------
(1) The amounts for 1998 represent the total compensation paid by the Company from May 1, 1998 to December 31, 1998 and by the Company's predecessor from January 1, 1998 to April 30, 1998.
(2) The amounts shown represent cash bonuses awarded under the Company's annual incentive bonus plan and for 2000, amounts earned under the Vencor, Inc. 2000 Long-Term Incentive Plan. For 2000, the awards under the long-term incentive plan earned by the Named Executive Officers were as follows:
    Mr. Kuntz--$540,750; Mr. Schweinhart--$178,448; Mr. Finney--$178,448; Mr.
    Battafarano--$157,500; and Mr. Chapman--$178,448. Assuming the Amended Plan is consummated, these awards will be paid in three equal annual installments beginning on or about December 31, 2001. See "--Annual Incentive Bonus Plan" and "--Long-Term Incentive Plan."

(3) In addition to certain amounts noted below, the amounts in this column include contributions for the benefit of the Named Executive Officers to the Company's Retirement Savings Plan ("VRSP"), Deferred Compensation Plan ("DCP"), and for 1999, amounts funded and distributed from the Company's former Supplemental Executive Retirement Plan ("SERP") as follows:

                                    2000                      1999                         1998
                            -------------------- ------------------------------- ------------------------
                             VRSP   DCP   Total   VRSP   DCP     SERP    Total    VRSP   DCP   Total
                            ------ ------ ------ ------ ------ -------- -------- ------ ------ ------
   Mr. Kuntz............... $5,100      - $5,100 $4,800      -        - $  4,800      -      -      -
   Mr. Schweinhart.........  5,100      -  5,100  4,800      -        -    4,800      -      -      -
   Mr. Finney..............  3,966      -  3,966      -      -        -        -      -      -      -
   Mr. Battafarano.........  5,100 $7,383 12,483  4,800 $5,902 $149,057  159,759 $4,800 $1,052 $5,852
   Mr. Chapman.............  5,100      -  5,100  4,800      -        -    4,800  1,500      -  1,500

  For 1999, the amounts also include retention bonuses paid to the following Named Executive Officers: Mr. Kuntz--$312,500; Mr. Schweinhart--$114,583;
  Mr. Finney--$114,583; Mr. Battafarano--$89,583; and Mr. Chapman--$114,583.
  See "--Management Retention Plan." In addition, the 2000 and 1999 amounts include certain transportation related benefits received by Mr. Schweinhart--$8,225 and $2,993, respectively; and Mr. Battafarano-- $4,303 and $4,295, respectively.
(4) Mr. Kuntz became an executive officer upon his employment with the Company in November 1998. Mr. Kuntz was elected Chairman of the Board, Chief Executive Officer and President by the Board of Directors on January 22, 1999.
(5) These amounts represent travel and living expenses (including a gross-up for applicable taxes) paid to Mr. Kuntz of $81,003 for each of 2000 and 1999 and certain transportation related benefits of $32,692 and $34,908 for 2000 and 1999, respectively.
(6) The amount for Mr. Kuntz represents the fair market value on the date of grant of 200,000 shares of restricted stock granted on February 12, 1999. These shares were scheduled to vest on January 1, 2000 but Mr. Kuntz voluntarily forfeited the restricted shares prior to the vesting date. This award would have been valued at $10,000 based on the closing price of $0.05 for the common stock on December 31, 2000. The Company does not pay dividends on its common stock, but the holder of restricted stock is entitled to dividends if paid.
(7) Mr. Schweinhart and Mr. Finney became executive officers upon their employment with the Company in September 1998 and January 1999, respectively. Mr. Battafarano first became an executive officer of the Company in November 1998.
(8) This amount represents the fair market value on the date of grant of 25,000 shares of restricted stock granted on September 28, 1998. These shares vest in four equal annual installments, beginning on the first anniversary of the date of grant. This award was valued at $1,250 based on the closing price of $0.05 for the common stock on December 31, 2000. The Company does not pay dividends on its common stock, but the holder of restricted stock is entitled to dividends if paid.
(9) In addition to the amounts noted above, this amount includes relocation benefits paid to Mr. Finney of $6,042.
(10) The amounts for Mr. Battafarano and Mr. Chapman represent the fair market value on the date of grant of 10,000 shares of restricted stock granted on September 18, 1998. These shares were scheduled to vest on March 18, 2000. Mr. Battafarano voluntarily forfeited his restricted shares prior to the vesting date. Each award would have been valued at $500 based on the closing price of $0.05 for the common stock on December 31, 2000. The Company does not pay dividends on its common stock, but the holder of restricted stock is entitled to dividends if paid.
(11) The amounts shown for options awarded in 1998 include options issued in connection with the assumption of outstanding options in the Spin-off. At the time of the Spin-off, all outstanding options of the Company's predecessor ("Existing Options") were split into options to purchase the same number of both the Company's common stock and Ventas common stock. The Existing Options remained options to purchase Ventas common stock and new options were granted by the Company to evidence the options to purchase the common stock (the "Company Options.") The Company assumed the obligation to issue the Company Options in the Spin-off. The exercise price of each Existing Option was modified, and the exercise price of each Company Option was set, so that the combined exercise price of these options equaled the original exercise price of the Existing Option prior to the Spin-off. The exercise prices were split based on the relative fair market value of the Company's common stock and Ventas common stock immediately following the Spin-off. All other terms of the Company Options were the same as the Existing Options. The numbers shown also include options that were repriced in 1998. In connection with the repricing of options, the Company issued a reduced number of new options with an exercise price of $5.50 in exchange for the cancellation of outstanding options.
(12) In addition to the amounts noted above, these amounts include relocation benefits paid to Mr. Chapman of $20,375 and $22,080 for 1999 and 1998, respectively. The amount for 1998 also includes $456 of interest forgiveness on a loan to Mr. Chapman.

                         Option Exercises and Holdings

   The following table sets forth information concerning the exercise of options during 2000 and unexercised options held as of December 31, 2000 by the Named Executive Officers.

                      Aggregate Option Exercises in 2000
                          and Year-end Option Values

                                                 Number of Securities      Value of Unexercised
                                                Underlying Unexercised     In-the-Money Options
                            Shares                Options at 12/31/00           at 12/31/00(1)
                           Acquired    Value   ------------------------- -------------------------
Name                      on Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                      ----------- -------- ----------- ------------- ----------- -------------
Edward L. Kuntz.........            -        -     700,000       300,000           -             -
Richard A. Schweinhart..            -        -      37,500        37,500           -             -
Donald D. Finney........            -        -      20,000        60,000           -             -
Frank J. Battafarano....            -        -      75,985        28,605           -             -
Richard E. Chapman......            -        -      94,678        46,219           -             -

--------
(1) The value of unexercised options was calculated by subtracting the exercise price from the market value of the underlying common stock as of December 31, 2000. The market value of the common stock was $0.05 per share as of December 31, 2000, based on the closing price per share on the OTC Bulletin Board.

Annual Incentive Bonus Plan

   The Company maintains an annual bonus plan for executive officers, vice presidents, directors and other managers of the Company. The Executive Compensation Committee establishes performance goals on which the annual bonuses are based. Typically, these goals are based upon financial performance, accounts receivable collections and individual performance for each eligible employee. Annual bonuses are based on a percentage of the employee's salary. Target bonuses for 2000 were 60% for the Named Executive Officers. The annual bonus plan also provides run-ups beyond the target bonuses for performance exceeding the targeted goals. For 2000, the annual incentive bonuses earned by the Named Executive Officers were as follows: Mr. Kuntz--$579,375; Mr. Schweinhart-- $212,438; Mr. Finney--$212,438; Mr.
Battafarano--$187,500; and Mr. Chapman--$212,438.

Long-Term Incentive Plan

   During 2000, the Executive Compensation Committee adopted the Vencor, Inc. 2000 Long-Term Incentive Plan, subject to consummation of the Amended Plan. This plan provides for the payment of cash bonus awards to key employees of the Company upon the attainment by the Company of specified performance goals. For each performance period, the Executive Compensation Committee selects plan participants who are in a position to contribute materially to the success of the Company and establishes the performance goal or goals to be measured under the plan. The performance periods under the plan cover one year. The plan currently includes in excess of 500 employees, including hospital and nursing center administrators.

   Participants are eligible to receive cash bonuses based on a percentage of salary and vary depending on the participant's position within the Company and the extent to which the performance goals established by the Executive Compensation Committee are reached. The maximum awards eligible under the plan as a percentage of salary are 100% for the Chief Executive Officer and 90% for the other Named Executive Officers. No awards may be granted under the plan until certain minimum levels of performance are reached. Cash awards are payable in equal annual installments on each of the first, second and third anniversaries of the end of the relevant performance period, provided that the participant is employed by the Company at the time the payments are due.

   No payments under the plan may be made until the effective date of the Amended Plan. Based on the goals established by the Executive Compensation Committee for the 2000 performance period, the Company achieved 70% of the plan goal. For 2000, the awards under the long-term incentive plan earned by the Named Executive Officers were as follows: Mr. Kuntz--$540,750; Mr. Schweinhart--$178,448; Mr. Finney--$178,448; Mr. Battafarano--$157,500; and Mr. Chapman--$178,448. Assuming the Amended Plan is consummated, these awards will be paid in three equal annual installments beginning on or about December 31, 2001.

Management Retention Plan

   In November 1999, the Company received approval from the Bankruptcy Court (subject to certain conditions) to implement the Management Retention Plan to enhance the ability of the Company to retain key management employees during the reorganization period. Under the Management Retention Plan, bonuses aggregating $7.3 million were awarded to certain key management employees based on various percentages of their annual salary. The Management Retention Plan provides that the retention bonuses will be paid in three equal installments upon: (a) the Bankruptcy Court's approval of the Management Retention Plan, (b) the effective date of the Amended Plan and (c) three months following the effective date of the Amended Plan. No payments were made under the Management Retention Plan during 2000.

Supplemental Executive Retirement Plan

   In 1998, the Executive Compensation Committee adopted the Supplemental Executive Retirement Plan (the "SERP") which provided certain of the Named Executive Officers and certain other officers of the Company with supplemental deferred benefits in the form of retirement payments. Effective December 31, 1999, the SERP was amended to freeze accumulated benefits under the plan and eliminate the accrual of any benefits thereafter. Participants with less than five years of service will not receive any benefits under the SERP. The SERP also was amended to change the definition of retirement age from 62 to 65 and to eliminate the early retirement benefit available to active and terminated participants. As amended, payment of vested benefits under the SERP will be made on the earlier of the participant's death or the month immediately following the month the participant reaches age 65.

   In February 2001, the SERP was further amended to eliminate any change in control provisions. Following this amendment, the SERP was terminated. The termination of the SERP will have no effect on the future payment of vested benefits under the plan.

   In January 1999, the Executive Compensation Committee approved a partial funding and distribution of individual annuity contracts to participants with five or more years of service with the Company to settle approximately one-third of the obligations under the SERP relating to such participants. In addition, the eligible participants received a tax payment to cover their estimated taxes associated with this distribution. Mr. Battafarano received an annuity contract and a tax payment totaling $149,057 in 1999. No other Named Executive Officer received any benefits under the SERP.

   In connection with the amendments to the SERP in 1999, the Company recorded a charge of approximately $7.3 million to reflect an actuarial determination of the vested benefits obligation under the

SERP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Unusual Transactions."

Employment and Other Agreements

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

   The agreements for the Named Executive Officers generally contain standard terms except as noted below. These agreements have a one year term but are extended automatically unless the Company notifies the Named Executive Officer. Upon such notification, the employment agreements will terminate in one year. The employment agreements provide a base salary and the ability of the Named Executive Officer to be eligible for bonuses and to participate in the Company's incentive and other employee benefit plans. Mr. Kuntz's agreement also provides that the Company will pay $3,500 per month, grossed-up for applicable taxes, to cover travel and living expenses incurred by Mr. Kuntz. The base salaries for 2000 for the Named Executive Officers under the employment agreements were as follows: Mr. Kuntz--$772,500; Mr. Schweinhart-- $283,250; Mr. Finney-- $283,250; Mr. Battafarano--$250,000; and Mr. Chapman--
$283,250. The Named Executive Officers may receive increases in their base salaries as approved by the Board of Directors.

   Under certain circumstances, the employment agreements also provide for severance payments if the Named Executive Officer's employment is terminated. If employment is terminated by reason of death or disability, the Named Executive Officer is entitled to a prorated portion of his target bonus. If the Named Executive Officer's employment is terminated for cause, no additional payments are made under the employment agreements. If the Named Executive Officer's employment is terminated for good reason (as defined in the employment agreements) or other than for cause (collectively, an "Involuntary Termination"), certain levels of severance payments are provided under the employment agreements.

   Upon an Involuntary Termination, Mr. Kuntz's agreement provides for a cash payment equal to the prorated portion of his target bonus and any performance share award in the year of termination and three times his base salary, target bonus and any target performance share award in the year of termination. In addition, Mr. Kuntz would be entitled to coverage under the Company's employee benefit plans for three years, to three years of additional vesting of restricted stock awards and stock options and to an additional three years in which to exercise the options. Mr. Kuntz's agreement also requires the Company to provide substantially similar office space and the services of an administrative assistant for three years.

   Upon the Involuntary Termination of the other Named Executive Officers, their agreements provide for a cash payment equal to the prorated portion of their target bonus and any performance share award in the year of termination and one and one-half times their base salary, target bonus and any target performance share award in the year of termination. In addition, they would be entitled to coverage under the Company's employee benefit plans for 18 months, to 18 months of additional vesting of restricted stock awards and stock options and to an additional 18 months in which to exercise such options.

   The employment agreements for Mr. Battafarano and Mr. Chapman also provide for a restructuring of their Preferred Stock Loans (as defined) if they are subject to an Involuntary Termination. See "Certain Relationships and Related Transactions" for a description of the Preferred Stock Loans. The Preferred Stock Loans would be amended to provide that (a) payments on the loans would be deferred until ten years from the date of issuance, (b) interest payments would be forgiven if the average closing price of the common stock for the 90 days prior to any interest payment date is less than $8.00 and (c) during the five-day period following the expiration of the fifth anniversary of the date of termination, the executive would have the right to put the 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") underlying the Preferred Stock Loan to the Company at par.

   The Company also has entered into Change in Control Severance Agreements with certain of its key employees, including the Named Executive Officers. These agreements provide for the payment of severance benefits under certain circumstances. These benefits become payable at any time within two years after a change in control of the Company if: (a) the Company terminates the executive's employment without cause; (b) the executive terminates employment with the Company for good reason (as defined in the agreement) or within either of two 30-day periods commencing 30 days after the change in control and one year after the change in control, respectively. The benefits to be afforded the Company's Named Executive Officers include: (a) a cash payment equal to three times base salary, target bonus and any performance share award target as of the termination of employment; (b) continuation of health, life and disability insurance coverage for three years; (c) full vesting under the Company's retirement savings plan; and (d) an additional payment for any excise taxes the Named Executive Officer may incur as a result of the change in control.

Compensation Committee Interlocks and Insider Participation

   During 2000, the following persons served on the Executive Compensation Committee of the Board of Directors: Mr. Stanley C. Gault (Chairman), Mr. Ulysses L. Bridgeman, Jr., Ms. Elaine L. Chao, Ms. Donna R. Ecton and Mr. William H. Lomicka. None of the persons who served on the Executive Compensation Committee were employees of the Company. Ms. Chao resigned from the Board of Directors effective February 5, 2001.

Compensation of Directors

   During 2000, non-employee directors of the Company received $2,000 for each board meeting attended and $1,000 for each committee meeting attended. In addition, non-employee directors received a $2,500 retainer for each calendar quarter that they served as a director.

   Prior to 2000, directors not employed by the Company received options pursuant to the Company's Stock Option Plan for Non-Employee Directors (the "Directors Plan"). Under the Directors Plan, the Company is scheduled to issue on each January 1 to each of the Company's non-employee directors an option to purchase 3,000 shares of common stock with an exercise price equal to the fair market value of the common stock on the date the option was granted. As a result of the Company's financial difficulties, the Company did not issue any options under the Directors Plan during 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock and its Preferred Stock, as of January 1, 2001, by (a) each person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock, (b) each person who is a director, (c) each of the Company's Named Executive Officers, and (d) all of the persons who are directors and executive officers of the Company, as a group.

                                    Common                Preferred
                                    Stock        Percent    Stock     Percent
Name of Individual or Number in  Beneficially      of    Beneficially   of
Group                            Owned(1)(2)      Class  Owned(1)(2)   Class
-------------------------------  ------------    ------- ------------ -------
Frank J. Battafarano............       86,187        *        330         1.9%
Ulysses L. Bridgeman, Jr........       16,000(3)     *          -           -
Richard E. Chapman..............      198,175        *        360         2.1%
Donna R. Ecton..................       33,652(4)     *          -           -
Donald D. Finney................       90,000        *          -           -
Stanley C. Gault................      201,500        *          -           -
Edward L. Kuntz.................      800,000        *          -           -
William H. Lomicka..............      113,178        *          -           -
Richard A. Schweinhart..........      162,805        *          -           -
All executive officers and
 directors as a group (13
 persons).......................    2,138,111      3.0%     1,865        10.7%

--------
(*) Less than 1%.
(1) Beneficial ownership of shares for purposes of this table, as determined in accordance with applicable Commission rules, includes shares as to which a person has or shares voting power and/or investment power. Beneficial ownership is given as of January 1, 2001.
(2) Except as set forth in the accompanying footnotes, the named persons have sole voting power and sole investment power over the shares beneficially owned by them. The number of shares of common stock shown does not include interests of certain persons in shares held by family members in their own right or in shares held for their benefit in the Company's 401(k) plan. The numbers shown include the shares of common stock which may be acquired by them through the exercise of options, which are exercisable as of, or within 60 days after, January 1, 2001, under the Company's stock option plans as follows: Mr. Battafarano--84,221 shares; Mr. Bridgeman--13,500 shares; Mr. Chapman--100,175 shares; Ms. Ecton--27,002 shares; Mr. Finney-- 40,000 shares; Mr. Gault--51,500 shares; Mr. Kuntz--700,000 shares; Mr. Lomicka--28,315 shares; and Mr. Schweinhart--37,500 shares.
(3) Excludes 4,849 phantom stock units held under the Company's Non-Employee Directors Deferred Compensation Plan.
(4) Excludes 3,755 phantom stock units held under the Company's Non-Employee Directors Deferred Compensation Plan.

Item 13. Certain Relationships and Related Transactions

   In connection with the Spin-off, the Company issued 17,700 shares of its Preferred Stock to Ventas as part of the consideration for the assets transferred from Ventas to the Company. On April 30, 1998, Ventas offered and sold the Preferred Stock at $1,000 per share to certain officers of the Company for an aggregate consideration of $17.7 million. The following executive officers purchased the number of shares of Preferred Stock indicated: Mr. Frank
J. Battafarano, President, Hospital Division--330 shares; Mr. Richard E. Chapman, Chief Administrative and Information Officer and Senior Vice President--360 shares; Mr. James H. Gillenwater, Jr., Senior Vice President, Planning and Development--510 shares; Mr. Richard A. Lechleiter, Vice President, Finance, Corporate Controller and Treasurer--350 shares; and Ms. M. Suzanne Riedman, Senior Vice President and General Counsel--315 shares. On or after April 30, 2002, each share of the Preferred Stock will be convertible, at the option of the holder, in whole or in part, into such number of shares of the common stock as is equal to the aggregate principal amount of the shares of Preferred Stock being converted divided by the conversion price. The conversion price is $12.50, which is equal to 118% of the average of the high and low sales price of the common stock immediately following the Spin-off.

   In connection with the purchases of the Preferred Stock, the Company loaned certain officers, including certain Named Executive Officers, 90% of the purchase price of the Preferred Stock (the "Preferred Stock Loans"). Each Preferred Stock Loan is evidenced by a promissory note which has a ten year term and bears interest at 5.74%, payable annually. No principal payments are due under the promissory notes until their maturity. The promissory notes are secured by a first priority security interest in the Preferred Stock purchased by each such officer. The following executive officers were loaned the indicated amounts: Mr. Battafarano--$297,000; Mr. Chapman--$324,000; Mr. Gillenwater--$459,000; Mr. Lechleiter--$315,000; and Ms. Riedman--$283,500. As of March 1, 2001, these loans remain outstanding. Under the Amended Plan, the Preferred Stock Loans and the Preferred Stock Agreements (as defined) will be canceled for each of the holders of the Preferred Stock Loans that voted in favor of the Amended Plan.

   In August 1999, the Company entered into agreements with certain officers, including certain Named Executive Officers, which permit such officer to put the Preferred Stock to the Company for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan ("Preferred Stock Agreements"). The officer could put the Preferred Stock to the Company after January 1, 2000. During the Chapter 11 Cases, the Company cannot honor the terms of the Preferred Stock Agreements. The Preferred Stock Agreements were entered into with each officer employed by the Company in August 1999 who owned the Preferred Stock, including Mr. Battafarano, Mr. Chapman, Mr. Gillenwater, Mr. Lechleiter and Ms. Riedman.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  F-4
  Consolidated Balance Sheet, December 31, 2000 and 1999..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-46
Financial Statement Schedule (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 2000, 1999 and 1998....................................... F-47

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(2) Index to Exhibits:

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and
         Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit
         2.1 to the Current Report on Form 8-K of the Company dated March 19,
         2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

  2.2    Order Confirming the Fourth Amended Joint Plan of Reorganization of
         Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy
         Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current
         Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No.
         001-14057) is hereby incorporated by reference.

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

  4.3 Instrument of Resignation, Appointment and Acceptance, dated as of September 16, 1999 among Vencor Operating, Inc., Vencor, Inc., The
         Chase Manhattan Bank (successor to PNC Bank, National Association) and
         HSBC Bank USA, as Successor Trustee. Exhibit 4.3 to the Company's Form
         10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

  4.4 Form of 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (included in Exhibit 4.2).

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
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

 10.1    Credit Agreement dated as of April 29, 1998 among Vencor, Inc., Vencor
         Operating, Inc., the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, the Senior Managing
         Agents, Managing Agents and Co-Agents party thereto, Morgan Guaranty
         Trust Company of New York and NationsBank, N.A. Exhibit 10.1 to the
         Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

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

 10.4 Waiver No. 3 dated as of May 28, 1999, under the Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the
         Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent.
         Exhibit 99.2 to the Current Report on Form 8-K of the Company dated
         May 28, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.5 Waiver No. 4 dated as of July 30, 1999, under the Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the
         Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent.
         Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
         June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.6 Waiver No. 5 dated as of August 27, 1999, under the Credit Agreement dated as of April 29, 1998 among Vencor Operating, Inc., Vencor, Inc., the Lenders, Swingline Bank and LC Issuing Banks party thereto, the
         Senior Managing Agents, Managing Agents and Co-Agents party thereto and Morgan Guaranty Trust Company of New York, as Documentation Agent and Collateral Agent, and NationsBank, N.A., as Administrative Agent.
         Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.8    First Amendment to Debtor-in-Possession Credit Agreement and First
         Amendment to Security Agreement dated October 21, 1999 among Vencor,
         Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature page thereof and Morgan Guaranty Trust Company of New York as
         Arranger, Collateral Agent and Administrative
         Agent. Exhibit 10.8 to the Company's Form 10-K for the year ended
         December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.9    Second Amendment to Debtor-in-Possession Credit Agreement dated
         November 19, 1999 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.10   Third Amendment to Debtor-in-Possession Credit Agreement dated
         December 23, 1999 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

 10.13   Sixth Amendment to Debtor-in-Possession Credit Agreement dated April
         7, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of
         Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.14   Seventh Amendment to Debtor-in-Possession Credit Agreement dated April
         26, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of
         Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.15   Eighth Amendment to Debtor-in-Possession Credit Agreement dated June
         8, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of
         Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.16   Amendment to Debtor-in-Possession Credit Agreement to Extend Plan
         Filing Date dated July 11, 2000 among Vencor, Inc., Vencor Operating,
         Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan
         Guaranty Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.5 to the
         Company's Form 10-Q for the quarterly period ended June 30, 2000
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.17   Amendment to Debtor-in-Possession Credit Agreement dated August 16,
         2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent.
         Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
         September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.18 Twelfth Amendment and Consent to Debtor-in-Possession Credit Agreement dated September 22, 2000 among Vencor, Inc., Vencor Operating, Inc.
         and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan
         Guaranty Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.19   Thirteenth Amendment and Consent to Debtor-in-Possession Credit
         Agreement dated October 23, 2000 among Vencor, Inc., Vencor Operating,
         Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan
         Guaranty Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.20   Fourteenth Amendment to Debtor-in-Possession Credit Agreement dated
         November 22, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.21   Fifteenth Amendment to Debtor-in-Possession Credit Agreement dated
         December 20, 2000 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty
         Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.22   Sixteenth Amendment and Consent to Debtor-in-Possession Credit
         Agreement dated January 19, 2001 among Vencor, Inc., Vencor Operating,
         Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan
         Guaranty Trust Company of New York as Arranger, Collateral Agent and
         Administrative Agent.

 10.23   Master Trust Agreement dated January 17, 2000 by and between Vencor,
         Inc. and Norwest Bank Minnesota, National Association. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended March 31, 2000
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.24   Vencor Retirement Savings Plan Amended and Restated effective as of
         March 1, 2000. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.25   Retirement Savings Plan for Certain Employees of Vencor and its
         Affiliates Amended and Restated effective as of March 1, 2000. Exhibit
         10.7 to the Company's Form 10-Q for the quarterly period ended March
         31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.26   Amendment No. 1 to the Vencor Retirement Savings Plan dated September
         26, 2000. Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.27   Amendment No. 1 to the Retirement Savings Plan for Certain Employees
         for Vencor and its Affiliates dated September 26, 2000. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended September
         30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.28   Tax Allocation Agreement dated as of April 30, 1998 by and between
         Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.29 Transition Services Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.10 to the Company's
         Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No.
         001-14057) is hereby incorporated by reference.

 10.30 Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc.
         Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.31   Agreement of Indemnity-Third Party Contracts dated as of April 30,
         1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc.
         Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.32 Form of Indemnification Agreement between Vencor, Inc. and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-
         K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.33   Amended and Restated Agreement and Plan of Merger. Appendix A to
         Amendment No. 2 to the Ventas, Inc. Registration Statement on Form S-4
         (Reg. No. 33-59345) is hereby incorporated by reference.

 10.34   Agreement and Plan of Merger dated as of February 9, 1997 among
         TheraTx, Incorporated, Vencor, Inc. and Peach Acquisition Corp.
         ("Peach"). Exhibit (c)(1) to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated February 14, 1997 (Comm. File No. 1-
         10989) is hereby incorporated by reference.

 10.35   Amendment No. 1 to Agreement and Plan of Merger dated as of February
         28, 1997 among TheraTx, Incorporated, Vencor, Inc. and Peach. Exhibit
         (c)(3) of Amendment No. 2 to the Statement on Schedule 14D-1 of
         Ventas, Inc. and Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

 10.36 Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare Corporation, dated October 22, 1996. Exhibit
         99.1 to the Current Report on Form 8-K of Transitional dated October
         22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.37   Agreement and Plan of Merger between Transitional Hospitals
         Corporation and Behavioral Healthcare Corporation, dated October 22,
         1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.38   First Amendment to Asset Purchase Agreement between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.1 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.39   Amendment to Agreement and Plan of Merger between Transitional
         Hospitals Corporation and Behavioral Healthcare Corporation, dated
         November 30, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
         Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

 10.40*  Vencor, Inc. 1998 Incentive Compensation Plan. Exhibit 10.23 to the
         Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.41*  Vencor, Inc. 1998 Stock Option Plan for Non-Employee Directors.
         Exhibit 10.24 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.42*  Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit
         10.25 to the Company's Registration Statement on Form S-4 (Reg. No.
         333-57953) is hereby incorporated by reference.

 10.43*  Vencor, Inc. Supplemental Executive Retirement Plan dated January 1,
         1998, as amended. Exhibit 10.27 to the Company's Registration
         Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.44* Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.45* Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.46*  Vencor, Inc. 2000 Long-Term Incentive Plan, dated effective as of
         January 1, 2000.

 10.47*  Form of Vencor Operating, Inc. Change-in-Control Severance Agreement.
         Exhibit 10.28 to the Company's Registration Statement on Form S-4
         (Reg. No. 333-57953) is hereby incorporated by reference.

 10.48*  Form of Vencor, Inc. Promissory Note. Exhibit 10.29 to the Company's
         Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

 10.49* Form of Non-Transferable Full Recourse Secured Promissory Note dated as of September 28, 1998 made by certain executive officers in favor of Vencor Operating, Inc. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September 30, 1998 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.50*  Employment Agreement dated as of February 12, 1999 between Vencor
         Operating, Inc. and Edward L. Kuntz. Exhibit 10.3 to the Company's
         Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.51*  Employment Agreement dated as of September 28, 1998 between Vencor
         Operating, Inc. and Richard A. Schweinhart. Exhibit 10.57 to the
         Company's Form 10-K for the year ended December 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.52*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company's
         Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.53*  Employment Agreement dated as of January 4, 1999 between Vencor
         Operating, Inc. and Donald D. Finney. Exhibit 10.4 to the Company's
         Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.54* Amendment No. 1 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Donald D. Finney. Exhibit 10.60 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.55*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the
         Company's Form 10-K for the year ended December 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.56*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.57*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.


 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.58*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and James H. Gillenwater, Jr. Exhibit 10.66 to the
         Company's Form 10-K for the year ended December 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.59*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company's
         Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-
         14057) is hereby incorporated by reference.

 10.60*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.61*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.62*  Employment Agreement dated as of July 28, 1998 between Vencor
         Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the
         Company's Form 10-K for the year ended December 31, 1999 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.63* Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit
         10.71 to the Company's Form 10-K for the year ended December 31, 1999
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.64* Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit
         10.72 to the Company's Form 10-K for the year ended December 31, 1999
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.65*  Employment Agreement dated as of November 9, 1998 between Vencor
         Operating, Inc. and William M. Altman.

 10.66*  Form of Vencor, Inc. Retention Agreement. Exhibit 10.3 to the
         Company's Form 10-Q for the quarterly period ended June 30, 1999
         (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.67*  Form of Agreement regarding Preferred Stock dated as of August 17,
         1999 between Vencor Operating, Inc., Vencor, Inc. and certain officers of the Company. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.68   Distribution Agreement between the Company and Ventas, Inc. Exhibit
         10.2 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.69   Form of Master Lease Agreement between the Company and Ventas, Inc.
         Exhibit 10.3 to the Company's Form 10, as amended, dated April 27,
         1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.70   Form of First Amendment to Master Lease Agreement dated December 31,
         1998 between the Company and Ventas, Inc. Exhibit 10.47 to the
         Company's Form 10-K for the year ended December 31, 1998 (Comm. File
         No. 001-14057) is hereby incorporated by reference.

 10.71 Second Amendment to Master Lease Agreement No. 1 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.48 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.72   Second Amendment to Master Lease Agreement No. 2 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.49 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057)
         is hereby incorporated by reference.

 10.73 Second Amendment to Master Lease Agreement No. 3 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.50 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.74 Second Amendment to Master Lease Agreement No. 4 dated April 12, 1999 by and among Ventas, Inc., Ventas Realty, Limited Partnership, Vencor
         Operating, Inc. and the Company. Exhibit 10.51 to the Company's Form
         10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.75   Development Agreement between the Company and Ventas, Inc. Exhibit
         10.4 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.76   Participation Agreement between the Company and Ventas, Inc. Exhibit
         10.5 to the Company's Form 10, as amended, dated April 27, 1998 (Comm.
         File No. 001-14057) is hereby incorporated by reference.

 10.77   Agreement and Plan of Reorganization between the Company and Ventas,
         Inc. Exhibit 10.1 to the Company's Form 10, as amended, dated April
         27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.78   Standstill Agreement dated March 31, 1999 between the Company and
         Ventas, Inc. Exhibit 99.3 to the Current Report on Form 8-K of the
         Company dated March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.79 Second Standstill Agreement dated April 12, 1999 between the Company and Ventas, Inc. Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.80   Amendment Number 1 to the Second Standstill Agreement dated April 12,
         1999 dated as of May 5, 1999 between the Company and Ventas, Inc.
         Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.81   Tolling Agreement dated April 12, 1999 between the Company and Ventas,
         Inc. Exhibit 10.58 to the Company's Form 10-K for the year ended
         December 31, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.82   Amendment Number 2 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 1 to the Tolling Agreement dated April 12,
         1999 dated as of May 8, 1999 between the Company and Ventas, Inc.
         Exhibit 10.13 to the Company's Form 10-Q for the quarterly period ended March 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.83   Amendment Number 4 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 3 to the Tolling Agreement dated April 12,
         1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated June 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.84   Amendment Number 5 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 4 to the Tolling Agreement dated April 12,
         1999. Exhibit 99.2 to the Current Report on Form 8-K of the Company dated July 7, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.85   Amendment Number 6 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 5 to the Tolling Agreement dated April 12,
         1999. Exhibit 10.15 to the Company's Form 10-Q for the quarterly period ended June 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.86   Amendment Number 7 to the Second Standstill Agreement dated April 12,
         1999 and Amendment Number 6 to the Tolling Agreement dated April 12,
         1999. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.87   Stipulation Agreement by and among Ventas, Inc., Ventas Realty,
         Limited Partnership, Vencor Operating, Inc. and Vencor, Inc. Exhibit
         10.7 to the Company's Form 10-Q for the quarterly period ended
         September 30, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.88 Tax Stipulation by and among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries a party thereto, Ventas, Inc., Ventas
         Realty, Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.89 Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc.
         Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended
         September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.90 Charter for the Audit and Compliance Committee of the Board of Directors of Vencor, Inc. effective as of November 8, 2000.

 10.91 Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

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

(b) Reports on Form 8-K.

   The Company filed a Current Report on Form 8-K on October 2, 2000 announcing that it had filed its first plan of reorganization with the Bankruptcy Court. The Company filed a Current Report on Form 8-K on October 26, 2000 announcing that the Bankruptcy Court had approved an amendment to the DIP Financing to extend its maturity until January 31, 2001. This Current Report also reported that the Bankruptcy Court also approved an amendment to the commitment letter among the Company and certain of the DIP Lenders to extend the date by which Bankruptcy Court approval must be obtained for the commitment letter to be effective through January 31, 2001.

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

Date: March 19, 2001                      Vencor, Inc.

                                                   /s/ Edward L. Kuntz
                                             By: ______________________________
                                                      Edward L. Kuntz
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                    Date
              ---------                            -----                    ----

  /s/ Ulysses L. Bridgeman, Jr.        Director                        March 19, 2001
______________________________________
      Ulysses L. Bridgeman, Jr.

        /s/ Donna R. Ecton             Director                        March 19, 2001
______________________________________
            Donna R. Ecton

       /s/ Stanley C. Gault            Director                        March 19, 2001
______________________________________
           Stanley C. Gault

       /s/ Edward L. Kuntz             Chairman of the Board, Chief    March 19, 2001
______________________________________  Executive Officer and
           Edward L. Kuntz              President (Principal
                                        Executive Officer)

    /s/ Richard A. Lechleiter          Vice President, Finance,        March 19, 2001
______________________________________  Corporate Controller and
        Richard A. Lechleiter           Treasurer (Principal
                                        Accounting Officer)

      /s/ William H. Lomicka           Director                        March 19, 2001
______________________________________
          William H. Lomicka

   /s/ Richard A. Schweinhart          Senior Vice President and       March 19, 2001
______________________________________  Chief Financial Officer
        Richard A. Schweinhart          (Principal Financial
                                        Officer)

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements:
  Consolidated Statement of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  F-4
  Consolidated Balance Sheet, December 31, 2000 and 1999..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-46
Financial Statement Schedule (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 2000,
   1999 and 1998.......................................................... F-47

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                      REPORT OF PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Stockholders of Vencor, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vencor, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The 2000 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, on September 13, 1999, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings"). The Bankruptcy Proceedings, other matters discussed in the notes to the financial statements, and the Company's financial position at December 31, 2000 and results of operations and cash flows for each of the two years in the period ended December 31, 2000, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that might result from the resolution of the Bankruptcy Proceedings or other matters discussed in the notes to the consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 16, 2001

                          REPORT OF ERNST & YOUNG LLP

To the Board of Directors and Stockholders
Vencor, Inc.

We have audited the accompanying consolidated balance sheet of Vencor, Inc. as of December 31, 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998. Our audits also included the 1998 financial statement schedule listed on page F-1. These financial statements and schedule for 1998 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vencor, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
April 13, 1999

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)

                                                2000        1999        1998
                                             ----------  ----------  ----------
Revenues...................................  $2,888,542  $2,665,641  $2,999,739
                                             ----------  ----------  ----------
Salaries, wages and benefits...............   1,623,955   1,566,227   1,753,023
Supplies...................................     374,540     347,789     340,053
Rent.......................................     307,809     305,120     234,144
Other operating expenses...................     492,601     942,198     942,391
Depreciation and amortization..............      73,545      93,196     124,617
Interest expense...........................      60,431      80,442     107,008
Investment income..........................      (5,393)     (5,188)     (4,688)
                                             ----------  ----------  ----------
                                              2,927,488   3,329,784   3,496,548
                                             ----------  ----------  ----------
Loss before reorganization costs and income
 taxes.....................................     (38,946)   (664,143)   (496,809)
Reorganization costs.......................      12,636      18,606           -
                                             ----------  ----------  ----------
Loss before income taxes...................     (51,582)   (682,749)   (496,809)
Provision for income taxes.................       2,000         500      76,099
                                             ----------  ----------  ----------
Loss from operations.......................     (53,582)   (683,249)   (572,908)
Cumulative effect of change in accounting
 for start-up costs........................           -      (8,923)          -
Extraordinary loss on extinguishment of
 debt, net of income tax
 benefit of $48,789........................           -           -     (77,937)
                                             ----------  ----------  ----------
      Net loss.............................     (53,582)   (692,172)   (650,845)
Preferred stock dividend requirements......      (1,046)     (1,046)       (697)
                                             ----------  ----------  ----------
      Loss available to common
       stockholders........................  $  (54,628) $ (693,218) $ (651,542)
                                             ==========  ==========  ==========
Loss per common share:
  Basic:
    Loss from operations...................  $    (0.78) $    (9.72) $    (8.39)
    Cumulative effect of change in
     accounting for start-up costs.........           -       (0.13)          -
    Extraordinary loss on extinguishment of
     debt..................................           -           -       (1.14)
                                             ----------  ----------  ----------
      Net loss.............................  $    (0.78) $    (9.85) $    (9.53)
                                             ==========  ==========  ==========
  Diluted:
    Loss from operations...................  $    (0.78) $    (9.72) $    (8.39)
    Cumulative effect of change in
     accounting for start-up costs.........           -       (0.13)          -
    Extraordinary loss on extinguishment of
     debt..................................           -           -       (1.14)
                                             ----------  ----------  ----------
      Net loss.............................  $    (0.78) $    (9.85) $    (9.53)
                                             ==========  ==========  ==========
Shares used in computing loss per common
 share:
  Basic....................................      70,229      70,406      68,343
  Diluted..................................      70,229      70,406      68,343

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                    (In thousands, except per share amounts)

                                                         2000         1999
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   184,642  $   148,350
  Accounts receivable less allowance for loss of
   $139,445--2000 and $180,055--1999.................     322,483      324,135
  Inventories........................................      29,707       28,956
  Insurance subsidiary investments...................      62,453       16,483
  Other..............................................      96,567       73,960
                                                      -----------  -----------
                                                          695,852      591,884
Property and equipment, at cost:
  Land...............................................      26,380       26,002
  Buildings..........................................     248,175      215,508
  Equipment..........................................     389,824      330,925
  Construction in progress (estimated cost to
   complete and equip after December 31, 2000--$8
   million)..........................................      29,207       42,725
                                                      -----------  -----------
                                                          693,586      615,160
  Accumulated depreciation...........................    (300,881)    (243,526)
                                                      -----------  -----------
                                                          392,705      371,634

Goodwill less accumulated amortization of $28,779--
 2000 and $17,817--1999..............................     159,277      173,818
Other................................................      86,580       98,638
                                                      -----------  -----------
                                                      $ 1,334,414  $ 1,235,974
                                                      ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................... $   115,468  $   101,219
  Salaries, wages and other compensation.............     184,860      159,482
  Due to third-party payors..........................      44,561       52,205
  Other accrued liabilities..........................      83,802       83,967
                                                      -----------  -----------
                                                          428,691      396,873

Deferred credits and other liabilities...............      76,459       56,250
Liabilities subject to compromise....................   1,260,373    1,159,417
Series A preferred stock (subject to compromise).....       1,743        1,743

Contingencies

Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 10,000
   shares; none issued and outstanding...............           -            -
  Common stock, $0.25 par value; authorized 180,000
   shares; issued
   70,261 shares--2000 and 70,278 shares--1999.......      17,565       17,570
  Capital in excess of par value.....................     667,168      667,078
  Accumulated deficit................................  (1,117,585)  (1,062,957)
                                                      -----------  -----------
                                                         (432,852)    (378,309)
                                                      -----------  -----------
                                                      $ 1,334,414  $ 1,235,974
                                                      ===========  ===========

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                              Shares
                          ----------------   Par     Capital
                                   Common   Value      in       Retained     Common
                          Common  Treasury Common   Excess of   Earnings    Treasury
                          Stock    Stock    Stock   Par Value   (Deficit)     Stock      Total
                          ------  -------- -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1997...................  73,470   (6,159) $18,368  $ 766,078  $   281,803  $(160,899) $ 905,350
 Net loss...............                                          (650,845)             (650,845)
 Non-cash spin-off
  transactions with
  Ventas, Inc.:
 Property and equipment,
  net...................                             (953,534)                          (953,534)
 Long-term debt.........                              991,768                            991,768
 Common treasury stock..  (5,917)   5,917   (1,479)  (156,390)                157,869          -
 Series A preferred
  stock.................                              (17,700)                           (17,700)
 Deferred income taxes..                               15,907                             15,907
 Issuance of common
  stock in connection
  with employee benefit
  plans.................   2,593      242      648     14,396                   3,030     18,074
 Preferred stock
  dividend
  requirements..........                                              (697)                 (697)
 Other..................                                4,922                              4,922
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1998...................  70,146        -   17,537    665,447     (369,739)         -    313,245
 Net loss...............                                          (692,172)             (692,172)
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     132                33        309                                342
 Preferred stock
  dividend
  requirements..........                                            (1,046)               (1,046)
 Other..................                                1,322                              1,322
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1999...................  70,278        -   17,570    667,078   (1,062,957)         -   (378,309)
 Net loss...............                                           (53,582)         -    (53,582)
 Issuance (forfeiture)
  of common stock in
  connection with
  employee benefit
  plans.................     (17)               (5)        35                                 30
 Preferred stock
  dividend
  requirements..........                                            (1,046)               (1,046)
 Other..................                                   55                                 55
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 2000...................  70,261        -  $17,565  $ 667,168  $(1,117,585) $       -  $(432,852)
                          ======   ======  =======  =========  ===========  =========  =========



                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net loss..................................... $ (53,582) $(692,172) $(650,845)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization................    73,545     93,196    124,617
 Provision for doubtful accounts..............    28,911    114,578     55,561
 Deferred income taxes........................         -          -     71,496
 Extraordinary loss on extinguishment of
  debt........................................         -          -    126,726
 Unusual transactions.........................     4,701    411,615    506,003
 Gain on sale of investment in Atria
  Communities, Inc............................         -          -    (98,461)
 Reorganization costs.........................    12,636     18,606          -
 Cumulative effect of change in accounting
  for start-up costs..........................         -      8,923          -
 Other........................................    17,166     19,247      2,173
 Change in operating assets and liabilities:
  Accounts receivable.........................   (21,590)    90,428     43,649
  Inventories and other assets................   (20,154)     5,868    (11,920)
  Accounts payable............................    15,639     25,580     52,437
  Income taxes................................     2,961      6,431    (17,167)
  Due to third-party payors...................    (4,278)    99,370    155,333
  Other accrued liabilities...................   138,110     45,401    (36,406)
                                               ---------  ---------  ---------
   Net cash provided by operating activities
    before reorganization costs...............   194,065    247,071    323,196
 Payment of reorganization costs..............    (8,525)   (15,684)         -
                                               ---------  ---------  ---------
   Net cash provided by operating activities..   185,540    231,387    323,196
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment...........   (79,988)  (111,493)  (267,288)
 Other acquisitions...........................         -          -    (24,227)
 Sale of investment in Atria Communities,
  Inc.........................................         -          -    177,500
 Sale of investment in Colorado MEDtech,
  Inc.........................................         -          -     22,001
 Sale of other assets.........................    15,241     12,289     37,827
 Surety bond deposits.........................    (4,647)   (17,213)         -
 Series A preferred stock loans...............         -          -    (15,930)
 Net change in investments....................   (46,904)     6,377     13,164
 Other........................................     1,731     (2,548)    (5,203)
                                               ---------  ---------  ---------
   Net cash used in investing activities......  (114,567)  (112,588)   (62,156)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit.............................         -     55,000   (251,146)
 Issuance of long-term debt...................         -          -    700,000
 Net proceeds from senior subordinated notes
  offerings...................................         -          -    294,000
 Redemption of senior subordinated notes......         -          -   (732,547)
 Repayment of long-term debt..................   (18,696)   (26,776)  (281,316)
 Payment of debtor-in-possession deferred
  financing costs.............................    (1,226)    (3,752)         -
 Payment of other deferred financing costs....         -     (2,068)   (11,334)
 Other........................................   (14,759)   (27,404)       227
                                               ---------  ---------  ---------
   Net cash used in financing activities......   (34,681)    (5,000)  (282,116)
                                               ---------  ---------  ---------
Change in cash and cash equivalents...........    36,292    113,799    (21,076)
Cash and cash equivalents at beginning of
 period.......................................   148,350     34,551     55,627
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 184,642  $ 148,350  $  34,551
                                               =========  =========  =========
Supplemental information:
 Interest payments............................ $  11,930  $  35,783  $ 129,395
 Income tax refunds...........................      (713)    (5,931)   (31,576)

                            See accompanying notes.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

  Vencor, Inc. ("Vencor" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2000, the Company's health services division operated 312 nursing centers (40,189 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

  The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (a) the Company's ability to comply with the terms of the DIP Financing (as defined), (b) consummation of the Amended Plan (as defined), (c) the Company's ability to achieve profitable operations after such consummation, and (d) the Company's ability to generate sufficient cash from operations to meet its obligations. The Amended Plan and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 2.

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") (formerly known as Vencor, Inc.) completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company under four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off. See Notes 2 and 16.

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

 Impact of Recent Accounting Pronouncements

  Beginning in 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," ("SFAS 130"), which established new rules for the

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 1--ACCOUNTING POLICIES (Continued)

 Impact of Recent Accounting Pronouncements (Continued)

reporting of comprehensive income and its components. SFAS 130 requires, among other things, unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported as changes in common stockholders' equity, to be disclosed as other comprehensive income. There were no significant comprehensive income items for the years ended December 31, 2000, 1999 and 1998.

  Beginning in 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires revised disclosures for segments of a company based upon management's approach to defining business operating segments. See Note 7.

  Effective January 1, 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires the Company to expense start-up costs, including organizational costs, as incurred. In accordance with the provisions of SOP 98-5, the Company wrote off $8.9 million of such unamortized costs as a cumulative effect of a change in accounting principle in the first quarter of 1999. The pro forma effect of the change in accounting for start-up costs, assuming the change occurred on January 1, 1998, was not significant.

  In the first quarter of 1999, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which was required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB delayed the effective date of SFAS 133 for one year. Management has determined that the adoption of SFAS 133 on January 1, 2001 will not have a material impact on the Company's financial position or results of operations.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

 Revenues

  Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

  A summary of revenues by payor type follows (in thousands):

                                                2000        1999        1998
                                             ----------  ----------  ----------
   Medicare................................. $1,050,758  $  918,395  $1,038,669
   Medicaid.................................    925,356     902,032     869,923
   Private and other........................    969,557     906,849   1,136,828
                                             ----------  ----------  ----------
                                              2,945,671   2,727,276   3,045,420
   Elimination..............................    (57,129)    (61,635)    (45,681)
                                             ----------  ----------  ----------
                                             $2,888,542  $2,665,641  $2,999,739
                                             ==========  ==========  ==========

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Property and Equipment

  Depreciation expense, computed by the straight-line method, was $60.9 million in 2000, $68.9 million in 1999 and $90.9 million in 1998. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

 Goodwill

  Effective January 1, 2000, costs in excess of the fair value of identifiable net assets of acquired entities are amortized using the straight-line method principally over 20 years. Prior thereto, such costs were amortized over 40 years. Amortization expense recorded for 2000, 1999 and 1998 totaled $11.7 million, $23.3 million and $27.2 million, respectively.

  Effective October 1, 1998, the Company reduced the amortization period for goodwill related to its rehabilitation therapy business to seven years. In the fourth quarter of 1999, in connection with the realignment of its former Vencare division, the Company wrote off all of the goodwill associated with its rehabilitation therapy business. See Note 3.

 Long-Lived Assets

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or adjustment to the amortization period. If such circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future cash flows (undiscounted), the carrying values of such assets are reduced to fair value. See Note 5.

 Professional Liability Risks

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 1--ACCOUNTING POLICIES (Continued)

 Derivative Instruments

  Prior to May 15, 2000, the Company was a party to interest rate swap agreements that eliminated the impact of changes in interest rates on certain outstanding floating rate debt. Each interest rate swap agreement was associated with all or a portion of the principal balance of a specific debt obligation. These agreements involved the exchange of amounts based on variable rates for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments were based. The differential paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt, and the related amount payable to or receivable from counterparties was included in accrued interest. The fair values of the swap agreements were not recognized in the consolidated financial statements. Gains and losses on terminations of interest rate swap agreements were deferred (included in other assets) and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

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

  On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing (the "Amended Plan"). The order confirming the Amended Plan was entered on March 16, 2001. The Amended Plan must be effective no later than May 1, 2001.

  In connection with the confirmation hearing, the Company entered into a commitment letter for a $120 million senior exit facility with a lending group led by Morgan Guaranty Trust Company of New York (the "Exit Facility"). The Exit Facility will be available to fund the Company's obligations under the Amended Plan and its ongoing operations following emergence from bankruptcy.

  The consummation of the Amended Plan is subject to a number of material conditions including, without limitation, the negotiation and execution of definitive agreements for the Exit Facility. There can be no assurance that the Amended Plan will be consummated. See Note 20.

  In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing"). The Bankruptcy Court granted final approval of the DIP Financing on October 1, 1999. The DIP Financing was initially comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest is payable at prime plus 2 1/2% on the Tranche A Loan and prime plus 4 1/2% on the Tranche B Loan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Available aggregate borrowings under the Tranche A Loan were initially limited to $45 million in September 1999 and increased to $65 million in October 1999, $70 million in November 1999 and $75 million thereafter. Pursuant to the most recent amendment to the DIP Financing, the aggregate borrowing limitations under the Tranche A Loan are limited to approximately $48 million until maturity and are reduced for asset sales made by the Company. In addition, Tranche B Loan aggregate borrowings are limited to $23 million as a result of the most recent amendment to the DIP Financing. Borrowings under the Tranche B Loan require the approval of lenders holding at least 75% of the credit exposure under the DIP Financing. The DIP Financing is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contains standard representations and warranties and other affirmative and restrictive covenants. At December 31, 2000, there were no outstanding borrowings under the DIP Financing.

  Since the consummation of the DIP Financing, the Company and the lenders under the DIP Financing (the "DIP Lenders") have agreed to several amendments to the DIP Financing. In the most recent amendment to the DIP Financing, the parties agreed, among other things, to extend the maturity date of the DIP Financing until March 31, 2001 and to revise and update certain financial covenants. In addition, the most recent amendment extends the period of time for the Company to file the appropriate pleadings to request confirmation and consummation of the Amended Plan through March 31, 2001. At December 31, 2000, the Company was in compliance with the terms of the DIP Financing.

  The Company expects to terminate the DIP Financing on or prior to the effective date of the Amended Plan.

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

  The Company was informed on April 9, 1999 by the Health Care Financing Administration ("HCFA") that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments (the "HCFA Agreement"). Under the HCFA Agreement, non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest began to accrue on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $63.4 million at December 31, 2000 and have been classified as liabilities subject to compromise in the Company's consolidated balance sheet. The Company has received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases.

  On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"). The failure to pay interest resulted in an event of default under the 1998 Notes.

  In accordance with SOP 90-7, outstanding borrowings under the Credit Agreement ($511 million) and the principal amount of the 1998 Notes ($300 million) have been presented as liabilities subject to compromise in the Company's consolidated balance sheet at December 31, 2000. If the Chapter 11 Cases had not been filed,

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Events Leading to Reorganization (Continued)

the Company would have reported a working capital deficit approximating $942 million at December 31, 2000. The consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases or other matters discussed herein. During the pendency of the Chapter 11 Cases, the Company is continuing to record the contractual amount of interest expense related to the Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes not recorded in the consolidated statement of operations aggregated $30 million in 2000 and $9 million in 1999.

  As previously reported, the Company was informed by the United States Department of Justice (the "DOJ") that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ will be settled through a government settlement entered into with the Company and Ventas (the "Government Settlement"). The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 19.

 Agreements with Ventas

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a reduction in rent and other concessions under its lease agreements with Ventas (the "Master Lease Agreements"). Shortly thereafter, the Company and Ventas entered into a series of standstill and tolling agreements which provided that both companies would postpone any claims either may have against the other and extend any applicable statutes of limitation.

  As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the second standstill and the tolling agreements to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") that provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation has been approved by the Bankruptcy Court. The difference between the base rent under the Master Lease Agreements and the reduced aggregate monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases.

  The Stipulation also continues to toll any statutes of limitations for claims that might be asserted by the Company against Ventas and provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation will be terminated upon the effective date of the Amended Plan. See Note 19.

  On May 31, 2000, the Company announced that the Bankruptcy Court had approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). The Tax Stipulation provides that certain refunds of federal, state and local taxes received by either party on or after September 13, 1999 will be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation requires notification before either party can withdraw funds from the segregated accounts and will terminate upon the effective date of the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Agreements with Ventas (continued)

  The Company believes that the Amended Plan, if consummated, will resolve all material disputes between the Company and Ventas. The Amended Plan also provides for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

  If the Amended Plan does not become effective and the Company and Ventas are unable to otherwise resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased properties and requiring the Company to (a) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (b) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

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

 Liabilities Subject to Compromise

  A substantial portion of pre-petition liabilities are subject to settlement under the Amended Plan. "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third-party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims and other events. Proposed payment terms for these amounts are set forth in the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 2--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Liabilities Subject to Compromise (Continued)

  All pre-petition liabilities, other than those for which the Company has received Bankruptcy Court approval to pay, have been classified in the consolidated balance sheet as liabilities subject to compromise. A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Long-term debt:
     Credit Agreement.................................  $  510,908   $  506,114
     1998 Notes.......................................     300,000      300,000
     Amounts due under the HCFA Agreement.............      63,405       80,296
     8 5/8% Senior Subordinated Notes.................       2,391        2,391
     Unamortized deferred financing costs.............     (10,306)     (12,626)
     Other............................................       2,873        4,592
                                                        ----------   ----------
                                                           869,271      880,767
                                                        ----------   ----------

   Due to third-party payors..........................     116,062      112,694
   Accounts payable...................................      36,053       33,693
   Income taxes.......................................      13,478            -
   Accrued liabilities:
     Interest.........................................      90,655       45,521
     Ventas rent......................................      81,902       33,884
     Other............................................      52,952       52,858
                                                        ----------   ----------
                                                           225,509      132,263
                                                        ----------   ----------
                                                        $1,260,373   $1,159,417
                                                        ==========   ==========

  Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

NOTE 3--VENCARE REALIGNMENT

  During 1999, the Company operated its Vencare ancillary services business which provided respiratory and rehabilitation therapies and medical and pharmacy management services to nursing centers and other healthcare providers. As a result of significant declines in the demand for ancillary services caused by the Balanced Budget Act of 1997 (the "Budget Act"), management completed a realignment of its Vencare division in the fourth quarter of 1999. Vencare's physical rehabilitation, speech and occupational therapies were integrated into the Company's nursing center division and the division was renamed the health services division. Vencare's institutional pharmacy business was assigned to the hospital division. Vencare's respiratory therapy and other ancillary businesses have been discontinued.

  In connection with the realignment, the Company recorded a charge aggregating $56.3 million in the fourth quarter of 1999. See Note 5.

NOTE 4--BUSINESS COMBINATIONS

  Acquisitions of healthcare facilities (including certain previously leased facilities) and other related businesses, have been accounted for by the purchase method. Accordingly, the aggregate purchase price of

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 4--BUSINESS COMBINATIONS (Continued)

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

  The following is a summary of acquisitions consummated during 1998 under the purchase method of accounting (in thousands):

   Fair value of assets acquired....................................... $32,286
   Fair value of liabilities assumed...................................  (8,059)
                                                                        -------
     Net cash paid for acquisitions.................................... $24,227
                                                                        =======

  The purchase price paid in excess of the fair value of identifiable net assets of acquired entities aggregated $7.9 million.

NOTE 5--UNUSUAL TRANSACTIONS

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded.

2000

  Operating results for 2000 include a $9.2 million write-off of an impaired investment recorded in the third quarter and a $4.5 million gain on the sale of a closed hospital recorded in the second quarter.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5--UNUSUAL TRANSACTIONS (Continued)

long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

  Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which the Company valued its long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on the Company's operating results and are expected to impact negatively its operations in the future. In connection with the negotiation of the Government Settlement, the Company agreed to exclude certain expenses from its hospital Medicare cost reports beginning September 1, 1999 for which the Company had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999 and $47 million in 1998. In addition, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. The Company also reviewed the expected impact of the Balanced Budget Refinement Act (the "BBRA") enacted in November 1999 (which provided a measure of relief for some impact of the Budget Act) and the realignment of the Vencare ancillary services business completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of the Company's long-lived assets may be impaired.

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

  A summary of the impairment charges follows (in millions):

                                                            Property and
                                                   Goodwill  Equipment   Total
                                                   -------- ------------ ------
   Health services division....................... $  18.3     $ 37.7    $ 56.0
   Hospital division..............................   198.9       75.5     274.4
                                                   -------     ------    ------
                                                   $ 217.2     $113.2    $330.4
                                                   =======     ======    ======

  Investment in BHC--In connection with the acquisition of Transitional Hospitals Corporation ("Transitional") in 1997, the Company acquired a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation ("BHC"), an operator of psychiatric and behavioral clinics. In the second quarter of 1999, the Company wrote off its remaining investment in BHC aggregating $15.2 million as a result of deteriorating financial performance. See the discussion of unusual transactions recorded in 1998 for further information related to the Company's investment in BHC.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5--UNUSUAL TRANSACTIONS (Continued)

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

1998

  The following table summarizes the pretax impact of unusual transactions recorded during 1998 (in millions):

                                                Quarters
                                       ----------------------------
                                       First Second  Third   Fourth    Year
                                       ----- ------ -------  ------  --------
   (Income)/expense
   Asset valuation losses:
     Long-lived asset impairment......                       $307.8  $  307.8
     Investment in BHC................              $   8.5    43.1      51.6
     Wisconsin nursing center.........                         27.5      27.5
     Corporate properties.............       $ 8.8      2.9    15.1      26.8
     Acquired entities................                         13.5      13.5
   Gain on sale of investments........                (98.5)  (13.0)   (111.5)
   Losses from termination of
    construction projects.............                 71.3              71.3
   Spin-off transaction costs......... $7.7    9.6                       17.3
   Write-off of clinical information
    systems...........................                         10.1      10.1
   Doubtful accounts related to sold
    operations........................                  9.6               9.6
   Settlement of litigation...........                          7.8       7.8
   Loss on sale and closure of home
    health and hospice businesses.....         7.3                        7.3
                                       ----  -----  -------  ------  --------
                                       $7.7  $25.7  $  (6.2) $411.9  $  439.1
                                       ====  =====  =======  ======  ========

  Long-lived asset impairment--The Budget Act established, among other things, a new Medicare prospective payment system ("PPS") for nursing centers. All of the Company's nursing centers became subject to PPS effective July 1, 1998. During the first three years, the per diem rates for nursing centers are based on a blend of facility-specific and federal costs. Thereafter, the per diem rates will be based solely on federal costs. The revenues recorded under PPS in the Company's health services division were substantially less than the cost-based reimbursement it received before the enactment of the Budget Act.

  The Budget Act also reduced payments to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective in the fourth quarter of 1997. The reductions in TEFRA incentive payments and allowable costs for bad debts became effective in the third and fourth quarters of 1998. The reduction for payments for services to patients transferred from a general acute care hospital became effective in the fourth quarter of 1998. These reductions had a material adverse impact on hospital revenues in 1998.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5--UNUSUAL TRANSACTIONS (Continued)

  The Company provides ancillary services to both Company-operated and non-affiliated nursing centers. While most of the nursing center industry became subject to PPS on or after January 1, 1999, management believed that Vencare's ability to maintain services and revenues was impacted adversely during 1998, particularly in the third and fourth quarters, since nursing centers were reluctant to enter into ancillary service contracts while transitioning to the new fixed payment system under PPS. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Management believes that the decline in demand for its Vencare services in 1998, particularly respiratory therapy and rehabilitation therapy, was mostly attributable to efforts by nursing center customers to reduce operating costs. In addition, as a result of these regulatory changes, many nursing centers began providing ancillary services to their patients through internal staff and no longer contracted with outside parties for ancillary services.

  In January 1998, HCFA issued rules changing Medicare reimbursement guidelines for therapy services provided by the Company. Under these rules, HCFA established salary equivalency limits for speech and occupational therapy services and revised limits for physical and respiratory therapy services. The new limits became effective for services provided on or after April 10, 1998 and negatively impacted operating results of the Company's ancillary services businesses in 1998.

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
                                                    ======     ======    ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the Company's rehabilitation therapy business was reduced from forty years to seven years, effective October 1, 1998. Management believed that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period was deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with the rehabilitation therapy business.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5--UNUSUAL TRANSACTIONS (Continued)

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

  Corporate properties and acquired entities--During 1998, the Company recorded $26.8 million of charges related to the valuation of certain corporate assets, the most significant of which relates to previously capitalized amounts and expected property disposal losses associated with the cancellation of a corporate headquarters construction project. The Company also recorded $13.5 million of asset write-downs associated with the acquisition of The Hillhaven Corporation ("Hillhaven"), TheraTx, Incorporated ("TheraTx") and Transitional, including provisions for obsolete or abandoned computer equipment and miscellaneous receivables.

  Gain on sale of investments--In September 1998, the Company sold its investment in its assisted living affiliate, Atria Communities, Inc. ("Atria") for $177.5 million in cash and an equity interest in the surviving corporation, resulting in a gain of $98.5 million. In November 1998, the Company's investment in Colorado MEDtech, Inc. was sold at a gain of $13.0 million. Proceeds from the sale were $22.0 million.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 5--UNUSUAL TRANSACTIONS (Continued)

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

NOTE 6--FOURTH QUARTER ADJUSTMENTS

  In addition to the unusual transactions discussed in Note 5, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                              Health Services
                                 Division       Hospital Division
                             ------------------ ------------------
                             Nursing  Ancillary
                             Centers  Services  Hospitals Pharmacy Corporate Total
                             -------  --------- --------- -------- --------- ------
1999
   (Income)/expense
   Provision for doubtful
    accounts...............  $ 40.2     $26.8     $ 6.5     $8.9             $ 82.4
   Medicare supplement
    insurance disputes.....                        18.8                        18.8
   Third-party
    reimbursements and
    contractual allowances,
    including amounts due
    from government
    agencies and other
    payors that are subject
    to dispute.............     2.0                59.6                        61.6
   Professional liability
    risks..................    10.5       0.3       0.6                        11.4
   Employee benefits.......    (6.3)     (1.5)     (1.8)                       (9.6)
   Incentive compensation..     2.2                (1.9)    (1.1)              (0.8)
   Inventories.............     0.9                          6.3                7.2
   Other...................     1.7      (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                             ------     -----     -----     ----     -----   ------
                             $ 51.2     $25.2     $83.8     $9.7     $(2.8)  $167.1
                             ======     =====     =====     ====     =====   ======

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--FOURTH QUARTER ADJUSTMENTS (Continued)

                              Health Services
                                 Division       Hospital Division
                             ------------------ ------------------
                             Nursing  Ancillary
                             Centers  Services  Hospitals Pharmacy Corporate Total
                             -------  --------- --------- -------- --------- -----
1998
   (Income)/expense
   Provision for doubtful
    accounts...............  $ 14.0     $ 6.8     $ 5.7     $2.5             $29.0
   Third-party
    reimbursements and
    contractual allowances,
    including amounts due
    from government
    agencies and other
    payors that are subject
    to dispute.............     4.8      11.5      11.4                       27.7
   Change in goodwill
    amortization period
    related to
    rehabilitation therapy
    business...............               6.4                                  6.4
   Taxes other than
    income.................                                          $ 6.4     6.4
   Compensated absences....     2.1       1.3      (0.8)               0.7     3.3
   Incentive compensation..    (1.0)     (0.4)     (0.8)    (0.1)     (2.9)   (5.2)
   Litigation and
    regulatory actions.....                                            3.5     3.5
   Miscellaneous
    receivables............                                  5.2               5.2
   Gain on sale of assets..              (2.0)                                (2.0)
   Other...................     1.2       0.4      (1.0)     0.3       3.7     4.6
                             ------     -----     -----     ----     -----   -----
                             $ 21.1     $24.0     $14.5     $7.9     $11.4   $78.9
                             ======     =====     =====     ====     =====   =====

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

  During 1999 and 1998, the Company recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of its divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and, in 1999, the realignment of the Vencare businesses (including the cancellation of unprofitable contracts and the discontinuance of certain services) and the filing of the Chapter 11 Cases in September 1999.

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


NOTE 7--BUSINESS SEGMENT DATA

  The Company operates two business segments: the health services division and the hospital division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division operates hospitals and an institutional pharmacy business.

  The following table represents the Company's revenues, operating results, capital expenditures and assets by operating segment and gives effect to the realignment of the former Vencare businesses for all periods presented. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's business segments excludes allocations of corporate overhead.

                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                      (In thousands)
Revenues:
 Health services division:
 Nursing centers...........................  $1,675,627  $1,594,244  $1,667,343
 Rehabilitation services...................     135,036     195,731     264,574
 Other ancillary services..................           -      43,527     168,165
 Elimination...............................     (77,191)   (128,267)   (124,500)
                                             ----------  ----------  ----------
                                              1,733,472   1,705,235   1,975,582
 Hospital division:
 Hospitals.................................   1,007,947     850,548     919,847
 Pharmacy..................................     204,252     171,493     149,991
                                             ----------  ----------  ----------
                                              1,212,199   1,022,041   1,069,838
                                             ----------  ----------  ----------
                                              2,945,671   2,727,276   3,045,420
 Elimination of pharmacy charges to Company
  nursing centers..........................     (57,129)    (61,635)    (45,681)
                                             ----------  ----------  ----------
                                             $2,888,542  $2,665,641  $2,999,739
                                             ==========  ==========  ==========
Income (loss) from operations:
 Operating income (loss):
 Health services division:
  Nursing centers..........................  $  287,273  $  185,764  $  216,575
  Rehabilitation services..................       8,062       3,233      18,594
  Other ancillary services.................       4,737       4,166      30,183
                                             ----------  ----------  ----------
                                                300,072     193,163     265,352
 Hospital division:
  Hospitals................................     208,382     136,903     248,983
  Pharmacy.................................       7,496         719      15,327
                                             ----------  ----------  ----------
                                                215,878     137,622     264,310
 Corporate overhead........................    (113,803)   (108,940)   (126,265)
 Unusual transactions......................      (4,701)   (412,418)   (439,125)
 Reorganization costs......................     (12,636)    (18,606)          -
                                             ----------  ----------  ----------
  Operating income (loss)..................     384,810    (209,179)    (35,728)
 Rent......................................    (307,809)   (305,120)   (234,144)
 Depreciation and amortization.............     (73,545)    (93,196)   (124,617)
 Interest, net.............................     (55,038)    (75,254)   (102,320)
                                             ----------  ----------  ----------
 Loss before income taxes..................     (51,582)   (682,749)   (496,809)
 Provision for income taxes................       2,000         500      76,099
                                             ----------  ----------  ----------
                                             $ (53,582)  $ (683,249) $ (572,908)
                                             ==========  ==========  ==========
Capital expenditures:
 Health services division..................  $   28,451  $   42,144  $  126,880
 Hospital division.........................      23,675      23,918      55,789
 Corporate:
 Information systems.......................      25,475      40,777      47,541
 Other.....................................       2,387       4,654      37,078
                                             ----------  ----------  ----------
                                             $   79,988  $  111,493  $  267,288
                                             ==========  ==========  ==========
Assets at end of period:
 Health services division..................  $  494,636  $  489,316
 Hospital division.........................     354,302     337,218
 Corporate.................................     485,476     409,440
                                             ----------  ----------
                                             $1,334,414  $1,235,974
                                             ==========  ==========

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 8--INCOME TAXES

  Provision for income taxes consists of the following (in thousands):

                                                              2000  1999  1998
                                                             ------ ---- -------
   Current:
     Federal................................................ $    - $  - $ 3,945
     State..................................................  2,000  500     658
                                                             ------ ---- -------
                                                              2,000  500   4,603
   Deferred.................................................      -    -  71,496
                                                             ------ ---- -------
                                                             $2,000 $500 $76,099
                                                             ====== ==== =======

  Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

                                                 2000      1999       1998
                                               --------  ---------  ---------
   Income tax benefit at federal rate......... $(18,054) $(242,085) $(173,883)
   State income tax benefit, net of federal
    income tax benefit........................   (1,805)   (24,209)   (17,388)
   Merger related costs.......................        -          -      5,943
   Goodwill amortization......................    3,997      8,541      8,823
   Write-off of goodwill......................        -     99,902     77,482
   Gain on sale of Atria......................        -          -    (37,908)
   Acquisition costs and merger adjustments...        -          -      8,851
   Valuation allowance........................    7,921    146,381    202,949
   Reorganization costs.......................    7,372      4,672          -
   Other items, net...........................    2,569      7,298      1,230
                                               --------  ---------  ---------
                                               $  2,000  $     500  $  76,099
                                               ========  =========  =========

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                         2000                   1999
                                 ---------------------- ----------------------
                                  Assets    Liabilities  Assets    Liabilities
                                 ---------  ----------- ---------  -----------
   Depreciation................. $       -    $28,047   $       -    $11,275
   Insurance....................    18,777          -      10,666          -
   Doubtful accounts............   140,526          -     143,193          -
   Property.....................   102,865          -     105,555          -
   Compensation.................    21,785          -      16,234          -
   Subsidiary net operating
    losses (expiring in 2020)...    79,915          -      56,087          -
   Other........................    47,484     26,054      47,086     18,216
                                 ---------    -------   ---------    -------
                                   411,352    $54,101     378,821    $29,491
                                              =======                =======
   Reclassification of deferred
    tax liabilities.............   (54,101)               (29,491)
                                 ---------              ---------
   Net deferred tax assets......   357,251                349,330
   Valuation allowance..........  (357,251)              (349,330)
                                 ---------              ---------
                                 $       -              $       -
                                 =========              =========

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--INCOME TAXES (Continued)

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $506 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon those revised forecasts, management did not believe that the Company could generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. Accordingly, the Company recorded a deferred tax asset valuation allowance aggregating $203 million in the fourth quarter of 1998. Deferred tax valuation allowances recorded in 1999 and 2000 totaled $146 million and $8 million, respectively. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 2000 totaled $357 million.

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

NOTE 9--PROFESSIONAL LIABILITY RISKS

  The Company insures a substantial portion of its professional liability risks through a wholly owned insurance subsidiary. Provisions for such risks underwritten by the subsidiary were $36.0 million for 2000, $39.1 million for 1999 and $16.7 million for 1998.

  Investments held for the payment of claims and expenses incident thereto, included principally in current assets, aggregated $63.7 million (including $8.1 million due to the Company under reinsurance agreements) and $48.2 million (including $12.6 million due to the Company under reinsurance agreements) at December 31, 2000 and 1999, respectively. Allowances for professional liability risks, included principally in deferred credits and other liabilities, were $67.0 million and $43.7 million at December 31, 2000 and 1999, respectively. The allowances for professional liability risks are net of reinsurance recoveries of $13.6 million and $22.2 million at December 31, 2000 and 1999, respectively.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--LONG-TERM DEBT

 Capitalization

  All long-term debt has been classified as liabilities subject to compromise. A summary of long-term debt at December 31 follows (in thousands):

                                                            2000       1999
                                                          ---------  ---------
   Senior collateralized debt, 8% to 8.75% (rates
    generally floating) payable in periodic installments
    through 2017........................................  $   1,746  $   1,851
   Term A Loan, 7.9% to 8.6% (rates generally floating)
    payable in periodic installments through 2003.......    224,623    224,623
   Term B Loan, 8.4% to 9.1% (rates generally floating)
    payable in periodic installments through 2005.......    226,491    226,491
   Bank revolving credit agreement due 2003 (floating
    rates averaging 10%)................................     59,794     55,000
   9 7/8% Guaranteed Senior Subordinated Notes due
    2005................................................    300,000    300,000
   8 5/8% Senior Subordinated Notes due 2007............      2,391      2,391
   Amounts due to HCFA, 13.4% payable in monthly
    installments through 2004...........................     63,405     80,296
   Unamortized deferred financing costs.................    (10,306)   (12,626)
   Other................................................      1,127      2,741
                                                          ---------  ---------
     Total debt, average life of four years (rates
      averaging 9.5%)...................................    869,271    880,767
   Amounts subject to compromise........................   (869,271)  (880,767)
                                                          ---------  ---------
     Long-term debt.....................................  $       -  $       -
                                                          =========  =========

  In accordance with SOP 90-7, unamortized deferred financing costs have been classified as reductions of long-term debt subject to compromise.

  In connection with the Chapter 11 Cases, the Company entered into the DIP Financing with the DIP Lenders. At December 31, 2000, the Company was in compliance with the terms of the DIP Financing.

  In connection with the Spin-off, the Company consummated the $1.0 billion Credit Agreement which includes: (a) a five-year $300 million revolving credit facility (the "Revolving Credit Facility"), (b) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (c) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (d) a $200 million Bridge Loan (the "Bridge Loan") which was repaid in September 1998 primarily from the proceeds of the sale of the Company's investment in Atria. Interest is payable, depending on certain leverage ratios and other factors, at a rate of prime plus 2% to 3 1/2% for the Revolving Credit Facility, LIBOR plus 3/4% to 3% for the Term A Loan, and LIBOR plus 2 1/4% to 3 1/2% for the Term B Loan.

  On April 30, 1998, the Company completed the private placement of $300 million aggregate principal amount of the 1998 Notes, which are not callable by the Company until 2002. On September 10, 1998, the Company exchanged the 1998 Notes for publicly registered securities having identical terms and conditions.

  Approximately $831 million of debt subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

 Refinancing Activities

  In connection with the Spin-off, the Company refinanced substantially all of its long-term debt, resulting in after-tax losses of $78 million in 1998.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--LONG-TERM DEBT (Continued)

 Other Information

  At December 31, 1999, the Company was a party to certain interest rate swap agreements that eliminated the impact of changes in interest rates on $100 million of floating rate debt outstanding. The agreements provided for fixed rates on $100 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expired in May 2000. The fair value of the swap agreements, or the estimated amount the Company would have paid to terminate the agreements based on current interest rates, was not recognized in the consolidated financial statements. The Company was not a party to any interest rate swap agreements at December 31, 2000.

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. In addition, the Company may assume or reject executory contracts under the Bankruptcy Code.

  If the Chapter 11 Cases had not been filed, the scheduled maturities of long-term debt in years 2002 through 2005 would be $148 million, $118 million, $183 million and $342 million, respectively.

  The estimated fair value of the Company's long-term debt was $537 million and $485 million at December 31, 2000 and 1999, respectively, compared to carrying amounts aggregating $880 million and $893 million. The estimate of fair value at December 31, 1999 includes the effect of the interest rate swap agreements and is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to the Company for debt of the same remaining maturities. The estimated fair value of the interest rate swap agreements was $157,000 (payable position) at December 31, 1999.

NOTE 11--LEASES

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

                                                Minimum Payments
                                          ----------------------------- Sublease
                                            Ventas    Other    Total     Income
                                          ---------- ------- ---------- --------
     2001................................ $  234,212 $46,823 $  281,035  $4,343
     2002................................    238,897  31,537    270,434   2,514
     2003................................    243,674  23,762    267,436   2,157
     2004................................    248,548  13,950    262,498   1,571
     2005................................    253,520  12,420    265,940   1,571
     Thereafter..........................  1,204,614  58,058  1,262,672   7,092

  Sublease income aggregated $2.4 million, $2.4 million and $6.9 million for 2000, 1999 and 1998, respectively.

NOTE 12--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 12--CONTINGENCIES (Continued)

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

    Guarantees of indebtedness--Letters of credit and guarantees of indebtedness aggregated $3.3 million at December 31, 2000.

    Income taxes--The Company is contesting adjustments proposed by the Internal Revenue Service for years 1995 through 1997. In addition, the Company claims that it is entitled to certain prior year tax refunds currently held by Ventas.

    Litigation--The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 19.

NOTE 13--CAPITAL STOCK

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

                                      Shares                       Weighted
                                      under      Option Price      Average
                                      Option       per Share    Exercise Price
                                    ----------  --------------- --------------
   Balances, December 31, 1997.....  4,395,170  $0.20 to $43.88     $26.77
     Granted.......................  6,422,132    3.81 to 10.98       7.00
     Exchange offer:
      Canceled..................... (5,721,027)   6.12 to 16.87      10.14
      Issued.......................  4,631,694             5.50       5.50
     Exercised.....................    (48,431)   0.12 to 10.96       2.69
     Canceled or expired...........   (855,904)   3.67 to 16.58       8.22
                                    ----------
   Balances, December 31, 1998.....  8,823,634    0.08 to 16.58       5.72
     Granted.......................    423,000    0.63 to  4.50       2.50
     Exercised.....................     (7,031)            0.34       0.34
     Canceled or expired........... (1,196,924)   0.34 to 16.58       6.19
                                    ----------
   Balances, December 31, 1999.....  8,042,679    0.08 to 15.09       5.50
     Canceled or expired........... (1,813,066)   0.39 to 14.93       6.98
                                    ----------
   Balances, December 31, 2000.....  6,229,613  $0.08 to $15.09     $ 5.07
                                    ==========

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13--CAPITAL STOCK (Continued)

 Plan Descriptions (Continued)


  A summary of stock options outstanding at December 31, 2000 follows:

                                     Options Outstanding             Options Exercisable
                            -------------------------------------- ------------------------
                                Number                    Weighted     Number      Weighted
                              Outstanding     Remaining   Average    Exercisable   Average
           Range of         at December 31,  Contractual  Exercise at December 31, Exercise
       Exercise Prices           2000           Life       Price        2000        Price
       ---------------      --------------- ------------- -------- --------------- --------
   $0.08 to $10.72.........      296,414     1 to 4 years  $5.81        296,414     $5.81
   $5.50 to $15.09.........    3,280,849     5 to 7 years   5.76      2,935,149      5.72
   $0.63 to $5.50..........    2,652,350    8 to 10 years   4.14      1,659,800      4.32
                               ---------                              ---------
                               6,229,613                   $5.07      4,891,363     $5.25
                               =========                              =========

  The weighted average remaining contractual life of options outstanding at December 31, 2000 approximated seven years. Shares of common stock available for future grants were 6,001,333, 3,824,628 and 2,670,846 at December 31, 2000,
1999 and 1998, respectively. The number of options exercisable at December 31, 1999 and December 31, 1998 was 5,347,955 and 1,321,370, respectively.

  In connection with the Spin-off, options outstanding prior thereto were bifurcated on a one-for-one basis between the Company and Ventas, and corresponding option prices were adjusted in proportion to the fair values of the respective common stocks immediately following the Spin-off. Option data for periods prior to the Spin-off have not been restated.

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

  Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 5.90% for 2000, 5.30% for 1999 and 4.96% for 1998; no dividend yield; expected term of seven years and volatility factors of the expected market price of the Company's common stock of .85 for 2000, .82 for 1999 and
 .42 for 1998.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13--CAPITAL STOCK (Continued)

 Statement No. 123 Data (Continued)

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1999 and 1998 under a Black-Scholes valuation model were $1.92 and $2.62, respectively. There were no options granted during 2000. Pro forma information follows (in thousands except per share amounts):

                                                2000      1999       1998
                                              --------  ---------  ---------
     Pro forma loss available to common
      stockholders........................... $(60,127) $(703,104) $(657,942)
     Pro forma loss per common share:
       Basic................................. $  (0.86) $   (9.99) $   (9.63)
       Diluted............................... $  (0.86) $   (9.99) $   (9.63)

NOTE 14--EMPLOYEE BENEFIT PLANS

  The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and generally are vested based upon length of service. Retirement plan expense was $8.8 million for 2000, $10.8 million for 1999 and $12.7 million for 1998. Amounts equal to retirement plan expense are funded annually.

  The Company also established a supplemental executive retirement plan in 1998 covering certain officers under which benefits are determined based primarily upon participants' compensation and length of service to the Company. The cost of the plan aggregated $300,000 for 2000 and $11.0 million for 1999. In January 1999, the Company funded $3.7 million of plan obligations to participants through the purchase of annuities. As discussed in Note 5, the plan was curtailed by the Board of Directors in December 1999.

NOTE 15--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
     Patient accounts.......................................... $24,490 $23,893
     Professional liability risks..............................  17,888  22,632
     Taxes other than income...................................  16,723  11,353
     Other.....................................................  24,701  26,089
                                                                ------- -------
                                                                $83,802 $83,967
                                                                ======= =======

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 16--TRANSACTIONS WITH VENTAS

  For the purpose of governing certain of the ongoing relationships between the Company and Ventas after the Spin-off and to provide mechanisms for an orderly transition, the Company and Ventas entered into various agreements. The most significant agreements are as follows:

 Master Lease Agreements

  Ventas retained substantially all of the real property, buildings and other improvements (primarily nursing centers and long-term acute care hospitals) in the Spin-off and leases them to the Company under four master lease agreements which set forth the material terms governing the lease of each of the leased properties. In August 1998, the Company and Ventas entered into a fifth lease agreement with respect to a nursing center in Corydon, Indiana (the "Corydon Lease"). The provisions of the Corydon Lease, except for the provisions relating to rental amounts and the termination date, are substantially similar to the terms of the other master lease agreements with Ventas. The four master lease agreements, as amended, and the Corydon Lease shall be referred to herein collectively as the "Master Lease Agreements" and each, a "Master Lease Agreement."

  Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, permanently affixed equipment, and machinery and other fixtures relating to the operation of the leased properties. There are multiple bundles of leased properties under each Master Lease Agreement (other than the Corydon Lease) with each bundle containing approximately seven to twelve leased properties. All leased properties within a bundle have the same primary terms, ranging from 10 to 15 years (the "Base Term"). At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the Base Term (the "First Renewal Term") at the then existing rental rate plus 2% per annum. At the option of the Company, all, but not less than all, of the leased properties in a bundle may be extended for two additional five-year renewal terms beyond the First Renewal Term (together with the First Renewal Term, the "Renewal Term") at the then fair market value rental rate. The Base Term and Renewal Term of each leased property are subject to termination upon default by either party and certain other conditions described in the Master Lease Agreements.

  The Master Lease Agreements are structured as triple-net leases or absolute-net leases. In addition to the aggregate annual rent plus 2% per annum escalator over the previous twelve-month period if certain lessee revenue parameters are obtained, the Company is required to pay all insurance, taxes, utilities and maintenance related to the leased properties. Rent expense related to Ventas in 2000, 1999 and in 1998 (eight months) aggregated $230 million, $225 million and $148 million, respectively. In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation which provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million beginning in September 1999. The difference between the $19.3 million aggregate monthly rent under the Master Lease Agreements and the reduced monthly rent under the Stipulation is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases. During the pendency of the Chapter 11 Cases, the Company is recording the entire contractual amount of the aggregate monthly rent.

  An "Event of Default" will be deemed to have occurred under any Master Lease Agreement if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not to exceed 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; the Company ceases to operate any leased property as a provider of healthcare services for a

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 16--TRANSACTIONS WITH VENTAS (Continued)

 Master Lease Agreements (Continued)

period of 30 days; the Company loses any required healthcare license, permit or approval; the Company fails to maintain insurance; the Company creates or allows to remain certain liens; a reduction occurs in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility on the date the applicable facility was leased; certification for reimbursement under Medicare with respect to a participating facility is revoked; there is any breach of any material representation or warranty of the Company; the Company becomes subject to regulatory sanctions and has failed to cure or satisfy such regulatory sanctions within its specified cure period in any material respect with respect to any facility; or there is any default under any guaranty of the lease or under certain indemnity agreements between the Company and Ventas.

  Except as noted below, upon an Event of Default under a particular Master Lease Agreement, Ventas may, at its option, exercise the following remedies:
(a) after not less than ten days' notice to the Company, terminate the Master Lease Agreement, repossess the leased property and relet the leased property to a third party and require the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate; (b) without terminating the Master Lease Agreement, repossess the leased property and relet the leased property with the Company remaining liable under the Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under the Master Lease Agreement and the rent payable as a result of the reletting of the leased property; and (c) seek any and all other rights and remedies available under law or in equity.

  Certain Events of Default are considered facility-specific events of default. A facility-specific event of default is caused by (a) the loss of any required healthcare license, permit or approval, (b) a reduction in the number of licensed beds in excess of 10% of the number of licensed beds in the applicable facility or a revocation of certification for reimbursement under Medicare with respect to any facility that participates in such programs, or (c) the Company becoming subject to regulatory sanctions and failing to cure or satisfy such regulatory sanctions within its specified cure period. Upon the occurrence of a facility-specific event of default, Ventas may, if it so desires, terminate the related Master Lease Agreement with respect to only the applicable facility that is the subject of the facility-specific event of default and collect liquidated damages attributable to such facility multiplied by the number of years remaining on the applicable lease; provided, however, that upon the occurrence of the fifth facility-specific event of default, determined on a cumulative basis, Ventas would be permitted to exercise all of the rights and remedies set forth in the Master Lease Agreement with respect to all facilities covered under the Master Lease Agreement, without regard to the facility from which such fifth facility-specific event of default emanated.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 16--TRANSACTIONS WITH VENTAS (Continued)

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

  The Company and Ventas disagree with respect to certain interpretations of the Tax Allocation Agreement described above. On May 31, 2000, the Company announced that the Bankruptcy Court had approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). The Tax Stipulation provides that certain refunds of federal, state and local taxes received by either party on or after September 13, 1999 will be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation requires notification before either party can withdraw funds from the segregated accounts and will terminate upon the effective date of the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 17--OTHER RELATED PARTY TRANSACTIONS

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

  As part of the Spin-off, the Company issued $17.7 million of its 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for the assets transferred from Ventas to the Company. The Preferred Stock (par value $1,000) includes a ten-year mandatory redemption provision and is convertible into common stock at a price of $12.50 per share. In connection with the purchases of the Preferred Stock, the Company loaned certain officers 90% of the purchase price ($15.9 million) of the Preferred Stock (the "Preferred Stock Loans"). Each Preferred Stock Loan is evidenced by a promissory note which has a ten year term and bears interest at 5.74%, payable annually. No principal payments are due under the promissory notes until their maturity. The promissory notes are secured by a first priority security interest in the Preferred Stock purchased by each such officer. As of December 31, 2000, $15.7 million of these loans remained outstanding. The terms of the Preferred Stock Loans with certain former officers were amended in connection with their severance agreements to provide, generally, that (a) the Preferred Stock Loan will not be due and payable until April 30, 2008, (b) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of the date of termination, (c) interest payments will be forgiven if the average closing price of the common stock for the 90 days prior to any interest payment date is less than $8.00 and (d) during the five-day period following the expiration of the fifth anniversary of the date of termination, the former officer will have the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par.

  In August 1999, the Company entered into agreements with certain officers which permit such officer to put the Preferred Stock to the Company for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan (the "Preferred Stock Agreements"). The officer could put the Preferred Stock to the Company after January 1, 2000. During the Chapter 11 Cases, the Company cannot honor the terms of the Preferred Stock Agreements. The Preferred Stock Agreements were entered into with each officer employed by the Company in August 1999 who owned the Preferred Stock.

NOTE 18--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (in thousands):

                                                  2000              1999
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- --------
   Cash and cash equivalents............... $184,642 $184,642 $148,350 $148,350
   Insurance subsidiary investments........   62,453   62,453   16,483   16,483
   Restricted funds (included in other
    current assets)........................   10,674   10,674    9,522    9,522
   Long-term debt, including amounts due
    within one
    year...................................  879,577  537,330  893,393  485,314
   Interest rate swap agreements (included
    in long-term
    debt)..................................        -        -        -      157

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION

  Summary descriptions of various significant legal and regulatory activities follow.

  On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327
(MFW), Chapter 11, Jointly Administered. On December 14, 2000, the Company filed its Amended Plan with the Bankruptcy Court. On March 1, 2001, the Bankruptcy Court approved the Company's Amended Plan and an order was entered confirming the Amended Plan on March 16, 2001. See Note 2 for further discussion of the Chapter 11 Cases.

  On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Spin-off Agreement. The Company was seeking a reduction in rent and other concessions under its Master Lease Agreements with Ventas. On March 31, 1999, the Company and Ventas entered into a standstill agreement which provided that both companies would postpone through April 12, 1999 any claims either may have against the other. On April 12, 1999, the Company and Ventas entered into a second standstill which provided that neither party would pursue any claims against the other or any other third party related to the Spin-off as long as the Company complied with certain rent payment terms. The second standstill was scheduled to terminate on May 5, 1999. Pursuant to a tolling agreement, the Company and Ventas also agreed that any statutes of limitations or other time-related constraints in a bankruptcy or other proceeding that might be asserted by one party against the other would be extended and tolled from April 12, 1999 until May 5, 1999 or until the termination of the second standstill. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the Master Lease Agreements. Subsequently, the Company and Ventas entered into further amendments to the second standstill and the tolling agreement to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company may cure its failure to pay rent.

  In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation that provides for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation has been approved by the Bankruptcy Court. The Stipulation also continues to toll any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation also may be terminated prior to its expiration upon a payment default by the Company, the consummation of a plan of reorganization or the occurrence of certain defaults under the DIP Financing. The Stipulation also provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation will terminate upon the effective date of the Amended Plan.

  The Company believes that the Amended Plan, if consummated, will resolve all material disputes between the Company and Ventas. The Amended Plan also provides for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

  If the Amended Plan does not become effective and the Company and Ventas are unable to otherwise resolve their disputes or maintain an interim resolution, the Company may seek to pursue claims against Ventas arising out of the Spin-off and seek judicial relief barring Ventas from exercising any remedies based on the Company's failure to pay some or all of the rent to Ventas. The Company's failure to pay rent or otherwise comply with the Stipulation, in the absence of judicial relief, would result in an "Event of Default" under the Master Lease Agreements. Upon an Event of Default under the Master Lease Agreements, assuming Ventas were to be granted relief from the automatic stay by the Bankruptcy Court, the remedies available to Ventas include, without limitation, terminating the Master Lease Agreements, repossessing and reletting the leased

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

properties and requiring the Company to (a) remain liable for all obligations under the Master Lease Agreements, including the difference between the rent under the Master Lease Agreements and the rent payable as a result of reletting the leased properties or (b) pay the net present value of the rent due for the balance of the terms of the Master Lease Agreements. Such remedies, however, would be subject to the supervision of the Bankruptcy Court.

  The Company's subsidiary, formerly named TheraTx, Incorporated, is plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission (the "Commission"). The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings with the exception of the damages award and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Company is defending the action vigorously.

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

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

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

  A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of the Transitional common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company is defending this action vigorously.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

  On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims were stayed. Subsequently, the parties entered into a settlement, which was approved by their respective bankruptcy courts, that requires the dismissal of the two above actions. Joint motions to dismiss have been filed by the parties in each court.

  The Company was informed by the DOJ that the Company and Ventas are the subjects of investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations include some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company had agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Stipulation entered into with Ventas provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Company has cooperated fully in the investigations.

  The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company, Ventas and the DOJ have finalized the terms of the Government Settlement which will resolve all of the DOJ investigations including the pending qui tam actions. The Government Settlement provides that within 30 days after the Amended Plan becomes effective, the Government will move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of these cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity. There can be no assurance that each court before which a qui tam action is pending will dismiss the case on the DOJ's motion.

  The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. In connection with the DOJ's intervention, the courts ordered these previously non-public actions to be unsealed. Certain of the actions described below name other defendants in addition to the Company and Ventas.


    (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when The Hillhaven Corporation was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

  providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court has dismissed the action based upon the possible pending settlement between the DOJ, the Company and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas ("USAO") indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot.

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

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Medicare and Medicaid antikickback, antifraud and abuse regulations and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

  Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of Medicare and Medicaid antikickback and antifraud regulations. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the antikickback and antifraud regulations. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint and is defending the action vigorously.

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

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (1) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy;
  (2) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (3) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring healthcare professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the antikickback and antifraud regulations and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The Company, on behalf of Ventas, intends to defend the action vigorously.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States of America intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in defendants' nursing centers and for third-party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint and intend to defend this action vigorously.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

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

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 19--LITIGATION (Continued)

  damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

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

NOTE 20--SUBSEQUENT EVENT

  On March 1, 2001, the Bankruptcy Court approved the Amended Plan. The order confirming the Amended Plan was entered on March 16, 2001. The Amended Plan must be effective no later than May 1, 2001.

  In connection with the confirmation hearing, the Company entered into a commitment letter for the Exit Facility. The Exit Facility will be available to fund the Company's obligations under the Amended Plan and its ongoing operations following emergence from bankruptcy.

  The consummation of the Amended Plan is subject to a number of material conditions including, without limitation, the negotiation and execution of definitive agreements for the Exit Facility. There can be no assurance that the Amended Plan will be consummated.

 Amended Plan of Reorganization

  The Amended Plan represents a consensual arrangement among Ventas, the Company's senior bank lenders (the "Senior Lenders"), holders of the 1998 Notes, the DOJ, acting on behalf of the Department of Health and Human Services' Office of the Inspector General (the "OIG") and HCFA (collectively, the "Government") and the advisors to the official committee of unsecured creditors.

  The Company distributed its disclosure materials soliciting approval of the Amended Plan on December 29, 2000. Voting on the Amended Plan concluded on February 15, 2001 (other than for Ventas, which voted prior to the confirmation hearing) and the Company received the requisite acceptances from various creditor classes to confirm the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--SUBSEQUENT EVENT (Continued)

 Amended Plan of Reorganization (Continued)

  The following is a summary of certain material provisions of the Amended Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Amended Plan, including all exhibits and documents described therein, as filed with the Bankruptcy Court and as may otherwise be amended, modified or supplemented.

  The Amended Plan provides for, among other things, the following distributions:

  Senior Lender Claims--The Senior Lenders will receive, in the aggregate, new senior subordinated secured notes in the principal amount of $300 million, bearing interest at the rate of LIBOR plus 4 1/2%, with a maturity of seven years (the "New Senior Secured Notes"). The interest on the New Senior Secured Notes will begin to accrue approximately two quarters following the effective date of the Amended Plan and, in lieu of interest payments, the Company will pay a $25.9 million obligation under the Government Settlement within the first two full fiscal quarters following the effective date of the Amended Plan as described below. In addition, holders of the Senior Lender claims will receive an aggregate distribution of 65.51% of the new common stock (the "New Common Stock") of the reorganized Company (subject to dilution from stock issuances occurring after the effective date of the Amended Plan).

  Senior Subordinated Noteholder Claims--The holders of the 1998 Notes and the remaining $2.4 million of the Company's 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") will receive, in the aggregate, 24.50% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Amended Plan). In addition, the holders of the Subordinated Noteholder Claims will receive, in the aggregate, warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of New Common Stock, with a five-year term, which will consist of warrants to purchase 2,000,000 shares at a price per share of $30.00, and warrants to purchase 5,000,000 shares at a price per share of $33.33.

  Ventas Claim--Ventas will receive the following treatment under the Amended
Plan:

  The four master leases and the Corydon Lease with Ventas will be assumed and simultaneously amended and restated as of the effective date of the Amended Plan (the "Amended Leases"). The principal economic terms of the Amended Leases are as follows:

    (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million as of the first month after the effective date of the Amended Plan.

    (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2%, plus an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the New Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% and there will be no further accrual feature.

    (3) A one-time option, that can be exercised by Ventas 5 1/4 years after the effective date of the Amended Plan, to reset the annual aggregate minimum rent under one or more of the Amended Leases to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Amended Leases are reset) to the Company.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--SUBSEQUENT EVENT (Continued)

 Amended Plan of Reorganization (Continued)

    (4) Under the Amended Leases, the "Event of Default" provisions also will be substantially modified and will provide Ventas with more flexibility in exercising remedies for events of default.

  In addition to the Amended Leases, Ventas will receive a distribution of 9.99% of the New Common Stock (subject to dilution from stock issuances occurring after the effective date of the Amended Plan).

  Ventas also will enter into a tax escrow agreement with the Company as of the effective date that will provide for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications. The escrowed funds will be available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

  All agreements and indemnification obligations between the Company and Ventas, except those modified by the Amended Plan, will be assumed by the Company as of the effective date of the Amended Plan.

  United States Claims--The claims of the Government (other than claims of the Internal Revenue Service and criminal claims, if any) will be settled through a government settlement with the Company and Ventas which will be effectuated through the Amended Plan.

  Under the Government Settlement, the Company will pay the Government a total of $25.9 million, which will be paid as follows:

    (1) $10 million on the effective date of the Amended Plan, and

    (2) an aggregate of $15.9 million during the first two full fiscal quarters following the effective date, plus accrued interest at the rate of 6% per annum beginning as of the effective date of the Amended Plan.

  Under the Government Settlement, Ventas will pay the Government a total of $103.6 million, which will be paid as follows:

    (1) $34 million on the effective date of the Amended Plan, and

    (2) the remainder paid over five years, bearing interest at the rate of 6% per annum beginning as of the effective date of the Amended Plan.

  In addition, the Company will repay the remaining balance of the obligations under the HCFA Agreement (approximately $63.4 million as of December 31, 2000) pursuant to the terms previously agreed to by the Company. As previously announced, the Company has entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 19.

  General Unsecured Creditors Claims--The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts will be paid in equal quarterly installments over three years beginning at the end of the first full fiscal quarter following the effective date. The Company will pay interest on these claims at the rate of 6% per annum from the effective date of the Amended Plan, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, will be paid in full within 30 days of the effective date of the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--SUBSEQUENT EVENT (Continued)

 Amended Plan of Reorganization (Continued)

  Preferred Stockholder and Common Stockholder Claims--The holders of preferred stock and common stock of the Company will not receive any distributions under the Amended Plan. The preferred stock and common stock will be canceled on the effective date of the Amended Plan.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                    (In thousands, except per share amounts)

                                                    2000
                                    ---------------------------------------
                                     First     Second    Third     Fourth
                                    --------  --------  --------  ---------
Revenues........................... $715,456  $713,424  $717,253  $ 742,409
Net loss...........................  (15,771)   (5,192)  (26,564)    (6,055)
Loss per common share:
  Basic............................    (0.23)    (0.08)    (0.38)     (0.09)
  Diluted..........................    (0.23)    (0.08)    (0.38)     (0.09)
  Market prices (a):
    High...........................     0.24      0.13      0.13       0.09
    Low............................     0.11      0.07      0.07       0.03

                                                    1999
                                    ---------------------------------------
                                     First     Second    Third     Fourth
                                    --------  --------  --------  ---------
Revenues........................... $700,232  $688,892  $681,924  $ 594,593
Net loss:
  Loss from operations (b).........  (14,670)  (40,531)  (42,442)  (585,606)(c)
  Cumulative effect of change in
   accounting for start-up costs...   (8,923)        -         -          -
    Net loss.......................  (23,593)  (40,531)  (42,442)  (585,606)
Loss per common share:
  Basic:
   Loss from operations............    (0.21)    (0.58)    (0.61)     (8.32)
   Cumulative effect of change in
    accounting for start-up costs..    (0.13)        -         -          -
    Net loss.......................    (0.34)    (0.58)    (0.61)     (8.32)
  Diluted:
   Loss from operations............    (0.21)    (0.58)    (0.61)     (8.32)
   Cumulative effect of change in
    accounting for start-up costs..    (0.13)        -         -          -
    Net loss.......................    (0.34)    (0.58)    (0.61)     (8.32)
  Market prices (a):
    High...........................     5.00      1.13      0.26       0.27
    Low............................     0.81      0.13      0.06       0.07

--------
(a) Vencor common stock is traded on the OTC Bulletin Board under the ticker symbol of VCRIQ (formerly VCRI). The Company's common stock was delisted from the New York Stock Exchange on June 7, 1999.
(b) Includes the effect of certain unusual transactions and a charge to establish a deferred tax valuation allowance. See Notes 5 and 8 of the Notes to Consolidated Financial Statements for a description of these transactions.
(c) Includes certain year-end adjustments. See Note 6 of the Notes to Consolidated Financial Statements for a description of these adjustments.

                                  VENCOR, INC.
                             (Debtor-in-Possession)
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                           Additions
                                    -------------------------
                         Balance at Charged to                             Balance
                         Beginning  Costs and                 Deductions   at End
                         of Period   Expenses    Acquisitions or Payments of Period
                         ---------- ----------   ------------ ----------- ---------
Allowances for loss on
 accounts receivable:
  Year ended December
   31, 1998.............  $ 57,023   $ 64,008(a)     $ -       $(14,560)  $106,471
  Year ended December
   31, 1999.............   106,471    114,578          -        (40,994)   180,055
  Year ended December
   31, 2000.............   180,055     28,911          -        (69,521)   139,445
Allowances for loss on
 assets held for
 disposition:
  Year ended December
   31, 1998.............    31,422     64,676(b)       -        (18,172)    77,926
  Year ended December
   31, 1999.............    77,926     10,135(c)       -        (13,245)    74,816
  Year ended December
   31, 2000.............    74,816      2,405          -        (52,377)    24,844

--------
(a) Includes unusual charges of $8.4 million.
(b) Reflects provision for loss associated with the sale or closure of home health and hospice operations, planned disposal of canceled construction projects and corporate office properties, and closure of two hospitals.
(c) Included in unusual transactions related to corporate properties.