Form 10-Q
period 2001-03-31
VENCOR INC /NEW/
filed 2001-05-15
CIK 1060009

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

                 For the quarterly period ended March 31, 2001

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______.

                      Commission file number:   001-14057

                           KINDRED HEALTHCARE, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                           61-1323993
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

         680 South Fourth Street
             Louisville, KY                        40202-2412
 (Address of principal executive offices)          (Zip Code)

                                (502) 596-7300
             (Registrant's telephone number, including area code)

                                 Vencor, Inc.
                                 (Former name)

                                Not Applicable
                    (Former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ___    ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Common Stock        Outstanding at April 30, 2001
           ---------------------        -----------------------------
      Common stock, $0.25 par value           15,000,000 shares

================================================================================

                                    1 of 38

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
                                   FORM 10-Q
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                  Page
                                                                                                 ----
Item 1.   Financial Statements:
          Condensed Consolidated Statement of Operations -- for the three months ended
          March 31, 2001 and 2000..............................................................     3

          Condensed Consolidated Balance Sheet -- March 31, 2001 and December 31, 2000.........     4

          Condensed Consolidated Statement of Cash Flows -- for the three months ended
          March 31, 2001 and 2000..............................................................     5

          Notes to Condensed Consolidated Financial Statements.................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations    24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    35

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................    36

Item 6.   Exhibits and Reports on Form 8-K.....................................................    37


                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                   (In thousands, except per share amounts)



                                                       2001        2000
                                                     --------    --------

Revenues...........................................  $752,409    $715,456
                                                     --------    --------

Salaries, wages and benefits.......................   427,649     405,313
Supplies...........................................    94,319      93,398
Rent...............................................    76,995      76,220
Other operating expenses...........................   126,701     119,796
Depreciation and amortization......................    18,645      17,902
Interest expense...................................    14,000      16,239
Investment income..................................    (1,919)     (1,206)
                                                     --------    --------
                                                      756,390     727,662
                                                     --------    --------

Loss before reorganization costs and income taxes..    (3,981)    (12,206)
Reorganization costs...............................     4,473       3,065
                                                     --------    --------

Loss before income taxes...........................    (8,454)    (15,271)
Provision for income taxes.........................       500         500
                                                     --------    --------

         Net loss..................................    (8,954)    (15,771)
Preferred stock dividend requirements..............      (261)       (261)
                                                     --------    --------

         Loss to common stockholders...............  $ (9,215)   $(16,032)
                                                     ========    ========

Loss per common share:
 Basic.............................................  $  (0.13)   $  (0.23)
 Diluted...........................................  $  (0.13)   $  (0.23)


Shares used in computing loss per common share:
 Basic.............................................    70,261      70,240
 Diluted...........................................    70,261      70,240



                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                        March 31,    December 31,
                                                                           2001           2000
                                                                       -----------    -----------
                               ASSETS
Current assets:
 Cash and cash equivalents...........................................  $   160,055    $   184,642
 Accounts receivable less allowance for loss.........................      330,846        322,483
 Inventories.........................................................       29,132         29,707
 Insurance subsidiary investments....................................       90,617         62,453
 Other...............................................................       85,740         96,567
                                                                       -----------    -----------
                                                                           696,390        695,852

Property and equipment, at cost......................................      708,232        693,586
Accumulated depreciation.............................................     (316,862)      (300,881)
                                                                       -----------    -----------
                                                                           391,370        392,705

Goodwill less accumulated amortization...............................      156,765        159,277
Other................................................................       85,497         86,580
                                                                       -----------    -----------
                                                                       $ 1,330,022    $ 1,334,414
                                                                       ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................................  $    90,279    $   115,468
 Salaries, wages and other compensation..............................      178,319        184,860
 Due to third-party payors...........................................       47,773         44,561
 Other accrued liabilities...........................................       93,982         83,802
                                                                       -----------    -----------
                                                                           410,353        428,691

Deferred credits and other liabilities...............................       81,751         76,459
Liabilities subject to compromise....................................    1,278,223      1,260,373

Series A preferred stock (subject to compromise).....................        1,743          1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,261 shares -- March 31 and 70,261 shares -- December 31..       17,565         17,565
 Capital in excess of par value......................................      667,187        667,168
 Accumulated deficit.................................................   (1,126,800)    (1,117,585)
                                                                       -----------    -----------
                                                                          (442,048)      (432,852)
                                                                       -----------    -----------
                                                                       $ 1,330,022    $ 1,334,414
                                                                       ===========    ===========

                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                                (In thousands)

                                                                                         2001        2000
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $ (8,954)   $(15,771)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     18,645      17,902
      Provision for doubtful accounts...............................................      6,305       8,801
      Reorganization costs..........................................................      4,473       3,065
      Other.........................................................................      1,357       3,586
      Changes in operating assets and liabilities:
         Accounts receivable........................................................    (14,668)     (1,851)
         Inventories and other assets...............................................     12,476      (2,697)
         Accounts payable...........................................................    (10,845)       (387)
         Income taxes...............................................................        108         775
         Due to third-party payors..................................................      2,051      12,635
         Other accrued liabilities..................................................     28,628      18,953
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...     39,576      45,011
   Payment of reorganization costs..................................................     (3,745)     (2,348)
                                                                                       --------    --------
            Net cash provided by operating activities...............................     35,831      42,663
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................    (22,038)     (8,250)
   Sale of assets...................................................................          -       2,354
   Surety bond deposits.............................................................          -      (3,947)
   Net change in investments........................................................    (28,178)    (22,570)
   Other............................................................................        224       1,702
                                                                                       --------    --------
            Net cash used in investing activities...................................    (49,992)    (30,711)
                                                                                       --------    --------
Cash flows from financing activities:
   Repayment of long-term debt......................................................     (4,355)     (5,711)
   Payment of debtor-in-possession deferred financing costs.........................       (100)       (600)
   Other............................................................................     (5,971)    (12,085)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (10,426)    (18,396)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................    (24,587)     (6,444)
Cash and cash equivalents at beginning of period....................................    184,642     148,350
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $160,055    $141,906
                                                                                       ========    ========
Supplemental information:
   Interest payments................................................................   $  2,606    $  3,444
   Income tax payments (refunds)....................................................        392        (275)


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

   Kindred Healthcare, Inc. ("Kindred" or the "Company") (formerly named Vencor, Inc.) provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2001, the Company's health services division operated 313 nursing centers (40,330 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,867 licensed beds) in 23 states and an institutional pharmacy business.

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing (the "Amended Plan"). The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The Amended Plan became effective on April 20, 2001 (the "Effective Date"). In connection with its emergence, the Company also changed its name to Kindred Healthcare, Inc.

   During the first quarter of 2001, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. Management believes that the Amended Plan will change materially the amounts currently recorded in the unaudited condensed consolidated financial statements. See Note 2.

   On May 1, 1998, Ventas, Inc. ("Ventas") completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's equity securities (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company under four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which was required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB delayed the effective date of SFAS 133 for one year. Management has determined that the adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 filed with the Securities and Exchange Commission (the "Commission") on Form 10-K.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Note 4, all such adjustments are of a normal and recurring nature.

   Certain prior period amounts have been reclassified to conform with the current period presentation.

   In connection with its emergence from bankruptcy, the Company will adopt the fresh start accounting provisions of SOP 90-7 in the second quarter of 2001, which will result in the revaluation of assets and liabilities to reflect the provisions of the Amended Plan.


NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 cases have been consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases").

   On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The Effective Date of the Amended Plan was April 20, 2001.

   In connection with the emergence from bankruptcy, the Company entered into a $120 million senior exit facility with a lending group led by Morgan Guaranty Trust Company of New York (the "Exit Facility") on the Effective Date. The Exit Facility constitutes a working capital facility for general corporate purposes including paying the Company's obligations under the Amended Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

   The following is a summary of certain material provisions of the Amended Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Amended Plan, as filed with the Commission.

   The Amended Plan provided for, among other things, the following distributions:

   Senior Lender Claims--The Senior Lenders received on the Effective Date, in the aggregate, new senior subordinated secured notes in the principal amount of $300 million, bearing interest at the rate of LIBOR plus 4 1/2%, with a maturity of seven years (the "Senior Secured Notes"). The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date and, in lieu of interest payments, the Company will pay a $25.9 million obligation under the Government Settlement (as defined) within the first two full fiscal quarters following the Effective Date as described below. In addition, holders of the Senior Lender claims received an aggregate distribution of 65.51% of the new common stock (the "New Common Stock") of the reorganized Company (subject to dilution from stock issuances occurring after the Effective
Date).

   Senior Subordinated Noteholder Claims--The holders of the 1998 Notes and the remaining $2.4 million of the Company's 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") received on the Effective Date, in the aggregate, 24.50% of the New Common Stock (subject to dilution from stock issuances occurring after the Effective Date). In addition, the holders of the Subordinated Noteholder Claims received warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of New Common Stock, with a five-year term, comprised of warrants to purchase 2,000,000 shares at a price per share of $30.00, and warrants to purchase 5,000,000 shares at a price per share of $33.33.

   Ventas Claim--Ventas received the following treatment under the Amended Plan:

   The four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as of the Effective Date (the "Amended Leases"). The principal economic terms of the Amended Leases are as follows:

   (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

   (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2.0%, plus an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% and there will be no further accrual feature.

   (3) A one-time option, that can be exercised by Ventas 5 1/4 years after the Effective Date, to reset the annual aggregate minimum rent under one or more of the Amended Leases to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Amended Leases are reset) to the Company.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

   (4) Under the Amended Leases, the "Event of Default" provisions also were substantially modified and provide Ventas with more flexibility in exercising remedies for events of default.

   In addition to the Amended Leases, Ventas received a distribution of 9.99% of the New Common Stock (subject to dilution from stock issuances occurring after the Effective Date).

   Ventas and the Company also entered into a tax escrow agreement as of the Effective Date that provides for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications (the "Tax Escrow Agreement"). The escrowed funds will be available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

   All agreements and indemnification obligations between the Company and Ventas, except those modified by the Amended Plan, were assumed by the Company as of the Effective Date.

   United States Claims--The claims of the Government (other than claims of the Internal Revenue Service and criminal claims, if any) were settled through a government settlement with the Company and Ventas which was effectuated through the Amended Plan (the "Government Settlement").

   Under the Government Settlement, the Company will pay the Government a total of $25.9 million as follows:

   (1) $10 million was paid on the Effective Date, and

   (2) an aggregate of $15.9 million will be paid during the first two full fiscal quarters following the Effective Date, plus accrued interest at the rate of 6% per annum beginning as of the Effective Date.

   Under the Government Settlement, Ventas will pay the Government a total of $103.6 million as follows:

   (1) $34 million was paid on the Effective Date, and

   (2) the remainder will be paid over five years, bearing interest at the rate of 6% per annum beginning as of the Effective Date.

   In addition, the Company will repay the remaining balance of the obligations owed to HCFA (approximately $59.2 million as of March 31, 2001) pursuant to the terms previously agreed to by the Company (the "HCFA Agreement"). As previously announced, the Company has entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Corporate Integrity Agreement became effective on the Effective Date. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 8.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

   General Unsecured Creditors Claims--The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts generally will be paid in equal quarterly installments over three years beginning on September 30, 2001. The Company will pay interest on these claims at the rate of 6% per annum from the Effective Date, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, will be paid in full within 30 days of the Effective Date.

   Preferred Stockholder and Common Stockholder Claims--The holders of preferred stock and common stock of the Company prior to the Effective Date did not receive any distributions under the Amended Plan. The preferred stock and common stock were canceled on the Effective Date.

   Other Significant Provisions--As of the Effective Date, the board of directors of the Company consists of seven members: Edward L. Kuntz, Chairman of the Board of Directors, Jeff Altman of Franklin Mutual Advisors, L.L.C., James Bolin of Appaloosa Management, L.P., Garry N. Garrison, Isaac Kaufman of Advanced Medical Management, Inc., John H. Klein of BI-Logix, Inc. and David Tepper of Appaloosa Management, L.P.

   A restricted share plan was approved under the Amended Plan that provides for the issuance of 600,000 shares of New Common Stock to certain key employees of the Company. The restricted shares will be non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Amended Plan for the issuance of stock options for up to 600,000 shares of New Common Stock to certain key employees of the Company. The Amended Plan also approved the Vencor, Inc. 2000 Long-Term Incentive Plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals. The Amended Plan also provided for the continuation of the Company's current management retention plan for its employees and the payment of certain performance bonuses on the Effective Date.

 Debtor-in-Possession Financing Agreement

   In connection with the Chapter 11 Cases, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing"). The DIP Financing was initially comprised of a $75 million tranche A revolving loan (the "Tranche A Loan") and a $25 million tranche B revolving loan (the "Tranche B Loan"). Interest was payable at prime plus 2 1/2% on the Tranche A Loan and prime plus 4 1/2% on the Tranche B Loan.

   The DIP Financing was secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contained standard representations and warranties and other affirmative and restrictive covenants. The DIP Financing matured on March 31, 2001, at which time there were no outstanding borrowings thereunder.

 Agreements with Ventas

   On March 18, 1999, the Company served Ventas with a demand for mediation pursuant to the Agreement and Plan of Reorganization governing the Spin-off (the "Spin-off Agreement"). The Company was seeking a

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

   In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") that provided for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation was approved by the Bankruptcy Court. The difference between the base rent under the Master Lease Agreements and the reduced aggregate monthly rent under the Stipulation was accrued through March 31, 2001 as an administrative expense subject to compromise in the Chapter 11 Cases. The Stipulation was terminated on the Effective Date.

   On May 31, 2000, the Company announced that the Bankruptcy Court had approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). The Tax Stipulation provided that certain refunds of federal, state and local taxes received by either party on or after September 13, 1999 would be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation was terminated on the Effective Date and was essentially replaced by the Tax Escrow Agreement.

   The Company believes that the Amended Plan resolves all material disputes between the Company and Ventas. The Amended Plan also provides for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company assumed under the Amended Plan.

 General

   On September 14, 1999, the Company received approval from the Bankruptcy Court to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations. The Bankruptcy Court also approved orders granting authority, among other things, to pay pre-petition claims of certain critical vendors, utilities and patient obligations. All other pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. The Company has paid the post-petition claims of all vendors and providers in the ordinary course of business.

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Liabilities Subject to Compromise (Continued)

assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims and other events. Payment terms for these amounts are set forth in the Amended Plan.

   All pre-petition liabilities, other than those for which the Company has received Bankruptcy Court approval to pay, have been classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise. A summary of the principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases follows (in thousands):


                                          March 31,   December 31,
                                            2001          2000
                                         ----------   ------------
Long-term debt:
 1998 Credit Agreement (as defined)....  $  510,908   $    510,908
 1998 Notes............................     300,000        300,000
 Amounts due under the HCFA Agreement..      59,236         63,405
 8 5/8% Senior Subordinated Notes......       2,391          2,391
 Unamortized deferred financing costs..      (9,729)       (10,306)
 Other.................................       2,687          2,873
                                         ----------   ------------
                                            865,493        869,271
                                         ----------   ------------

Due to third-party payors..............     114,899        116,062

Accounts payable.......................      35,703         36,053

Income taxes...........................      13,086         13,478

Accrued liabilities:
 Interest..............................     101,703         90,655
 Ventas rent...........................      94,285         81,902
 Other.................................      53,054         52,952
                                         ----------   ------------
                                            249,042        225,509
                                         ----------   ------------
                                         $1,278,223   $  1,260,373
                                         ==========   ============


   Substantially all of the liabilities subject to compromise would have been classified as current liabilities if the Chapter 11 Cases had not been filed.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

   A summary of first quarter revenues by payor type follows (in thousands):

                                      2001       2000
                                    --------   --------
Medicare..........................  $288,390   $263,877
Medicaid..........................   233,160    222,513
Private and other.................   245,532    243,653
                                    --------   --------
                                     767,082    730,043
Elimination.......................   (14,673)   (14,587)
                                    --------   --------
                                    $752,409   $715,456
                                    ========   ========


NOTE 4 -- REORGANIZATION COSTS

   Reorganization costs, consisting principally of professional fees incurred in connection with the Company's restructuring activities, aggregated $4.5 million for the first quarter of 2001 and $3.1 million for the first quarter of 2000.


NOTE 5 -- EARNINGS PER SHARE

   Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. No incremental shares are included in the calculations of the diluted loss per common share since the result would be antidilutive.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

   The following table sets forth the Company's revenues, operating results, capital expenditures and assets by business segment (in thousands):

                                                                          First Quarter
                                                                  ------------------------------
Revenues:                                                            2001                2000
                                                                  ----------          ----------
Health services division:
  Nursing centers...........................................      $  429,523          $  412,703
  Rehabilitation services...................................          10,695              34,377
  Other ancillary services..................................               -                  (5)
  Elimination...............................................               -             (18,091)
                                                                  ----------          ----------
                                                                     440,218             428,984
Hospital division:
  Hospitals.................................................         271,984             253,591
  Pharmacy..................................................          54,880              47,468
                                                                  ----------          ----------
                                                                     326,864             301,059
                                                                  ----------          ----------
                                                                     767,082             730,043
Elimination of pharmacy charges to Company nursing centers..         (14,673)            (14,587)
                                                                  ----------          ----------
                                                                  $  752,409          $  715,456
                                                                  ==========          ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
    Nursing centers.........................................      $   70,543          $   70,846
    Rehabilitation services.................................             690                 490
    Other ancillary services................................             250                 130
                                                                  ----------          ----------
                                                                      71,483              71,466
  Hospital division:
    Hospitals...............................................          54,778              56,029
    Pharmacy................................................           6,176              (1,181)
                                                                  ----------          ----------
                                                                      60,954              54,848
                                                                  ----------          ----------
  Corporate overhead........................................         (28,697)            (29,365)
  Reorganization costs......................................          (4,473)             (3,065)
                                                                  ----------          ----------
      Operating income......................................          99,267              93,884
Rent........................................................         (76,995)            (76,220)
Depreciation and amortization...............................         (18,645)            (17,902)
Interest, net...............................................         (12,081)            (15,033)
                                                                  ----------          ----------
Loss before income taxes....................................          (8,454)            (15,271)
Provision for income taxes..................................             500                 500
                                                                  ----------          ----------
                                                                  $   (8,954)         $  (15,771)
                                                                  ==========          ==========
Capital expenditures:
  Health services division..................................      $    7,962          $    2,908
  Hospital division.........................................           8,901               3,536
  Corporate:
    Information systems.....................................           3,496               1,346
    Other...................................................           1,679                 460
                                                                  ----------          ----------
                                                                  $   22,038          $    8,250
                                                                  ==========          ==========

                                                              March 31, 2001   December 31, 2000
                                                              --------------   -----------------
Assets:
  Health services division..................................      $  488,926          $  494,636
  Hospital division.........................................         365,599             354,302
  Corporate.................................................         475,497             485,476
                                                                  ----------          ----------
                                                                  $1,330,022          $1,334,414
                                                                  ==========          ==========

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 -- INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the first quarter of 2001 and 2000 included charges of $685,000 and $5 million, respectively, related to the deferred tax valuation allowance. At March 31, 2001, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $358 million.


NOTE 8 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The Effective Date of the Amended Plan was April 20, 2001. See Note 2 for further discussion of the Chapter 11 Cases.

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

   In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation that provided for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation was approved by the Bankruptcy Court. The Stipulation tolled any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renewed for one-month periods unless either party provided a 14-day notice of termination. The Stipulation also provided that the Company would continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation was terminated on the Effective Date.

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

   As a result of the consummation of the Amended Plan, the Company believes that all material disputes between the Company and Ventas have been resolved. The Amended Plan also provided for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

   The Company's subsidiary, formerly named TheraTx, Incorporated, is plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants have asserted counterclaims against TheraTx, Incorporated ("TheraTx") under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings with the exception of the damages award and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Company is defending the action vigorously.

   The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. The Company intends to continue to pursue these claims vigorously. If the Company does not prevail on these issues, future results of operations and liquidity could be materially adversely affected.

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

claims and the case was dismissed. The plaintiff has appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company is defending this action vigorously.

   On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox Healthcare, Inc. ("Lenox") asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims were stayed. Subsequently, the parties entered into a settlement, which was approved by their respective bankruptcy courts, that requires the dismissal of the two above actions. Orders to dismiss both actions have been entered by the respective courts.

   The Company was informed by the DOJ that the Company and Ventas are the subjects of investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations included some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Company has cooperated fully in the investigations.

   The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company, Ventas and the DOJ finalized the terms of the Government Settlement which resolved all of the DOJ investigations including the pending qui tam actions. The Government Settlement provides that within 30 days after the Effective Date, the Government will move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity. There can be no assurance that each court before which a qui tam action is pending will dismiss the case on the DOJ's motion. For a summary of the terms of the Government Settlement contained in the Amended Plan, see Note 2.

   The following is a summary of the qui tam actions pending against the Company and/or Ventas in which the DOJ has intervened. Certain of the actions described below name other defendants in addition to the Company and Ventas.

   (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- LITIGATION (Continued)

  July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court dismissed the action based upon the pending settlement between the DOJ, the Company and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas ("USAO") indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot.

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the United States District Court for the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (a) over billed for respiratory therapy services, (b) rendered medically unnecessary treatment, and (c) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously. The action has been dismissed with prejudice as to the relator and without prejudice as to the United States.

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

    (j) In Gary Graham, on Behalf of the United States of America v. Vencor Operating, Inc. et. al., filed in the United States District Court for the Southern District of Florida on or about June 8, 1999, the defendants, including the Company, its subsidiary, Kindred Healthcare Operating, Inc. (formerly Vencor Operating, Inc.), Ventas, Hillhaven and Medisave, are alleged to have presented or caused to be presented false or fraudulent claims for payment to the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint alleges that Medisave, a subsidiary of the Company which was transferred from Ventas to the Company in the Spin-off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations in the complaint and intends to defend this action vigorously.

                            KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                             (Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

   In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. Under the Amended Plan, the Company agreed to continue to fulfill its indemnification obligations arising from the Spin-off.

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

                           KINDRED HEALTHCARE, INC.
                            (FORMERLY VENCOR, INC.)
                            (Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- SUBSEQUENT EVENTS

   On April 20, 2001, the Company announced that PricewaterhouseCoopers LLP ("PwC") had advised the Company that certain non-audit services provided to the Company during PwC's engagement as the Company's independent accountants by a subsidiary of PwC in connection with the Company's efforts to sell an equity investment raised an issue as to PwC's independence. PwC disclosed the situation to the Commission, which is currently investigating the issue. PwC has further advised the Company that, notwithstanding the provision of such non-audit services, PwC was and continues to be independent accountants with respect to the Company, and it is the present intention of PwC to sign audit opinions and consents to incorporation as necessary in connection with documents filed by the Company with the Commission and other third parties. The Company cannot predict at this time how this issue will be resolved or what impact, if any, such resolution will have on the Company's past or future filings with the Commission and other third parties.

   On April 20, 2001, the Company filed a registration statement on Form 8-A (the "Form 8-A") with the Commission to register its New Common Stock under
Section 12(g) of the Exchange Act. The Form 8-A also registered the Company's two series of warrants to purchase New Common Stock issued pursuant to the Amended Plan.

   On May 2, 2001, the Company sold its investment in Behavioral Healthcare Corporation for $40 million. Under the terms of its debt agreements, proceeds from the sale will be available to fund future capital expenditures. The Company does not expect to record any gain or loss from this transaction.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to operate pursuant to the terms of its debt obligations and the Amended Leases; the Company's ability to meet its rental and debt services obligations; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract and retain key executives and other healthcare personnel; the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; changes in Medicare and Medicaid reimbursement rates; national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; the Company's ability to control costs including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions; the ability of the Company to comply with the terms of its Corporate Integrity Agreement; and the increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 6 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2001, the Company's health services division operated 313 nursing centers (40,330 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,867 licensed beds) in 23 states and an institutional pharmacy business.

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The Effective Date of the Amended Plan was April 20, 2001.

   During the first quarter of 2001, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases or other matters discussed in the accompanying notes. Management believes that the Amended Plan will change materially the amounts currently recorded in the

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

unaudited condensed consolidated financial statements. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

Regulatory Changes

   The Balanced Budget Act of 1997 (the "Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions come from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

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

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from some of the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% for two years.

   In April 2000, HCFA published a proposed rule which set forth updates to the Resource Utilization Grouping ("RUG") payment rates used under PPS for nursing centers. On July 31, 2000, HCFA issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the 4% increase (effective October 2000) for all RUG categories through September 30, 2002.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations

 Health Services Division - Nursing Centers

   Revenues increased 4% to $430 million in the first quarter of 2001 from $413 million in the same quarter of 2000. Average daily patient census declined 2.5% from the first quarter of 2000. The increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicare revenues per patient day grew 11% to $325 in the first quarter of 2001 compared to $292 in the first quarter a year ago. The increase was primarily attributable to reimbursement increases associated with the BBRA. As previously discussed, the BBRA established, among other things, a 20% increase in Medicare payment rates for higher acuity patients effective April 1, 2000 and a 4% increase in all PPS payment categories effective October 1, 2000.

   Nursing center operating income was $71 million for both the first quarter of 2001 and 2000. Despite an increase in revenues, operating margins declined to 16.4% in the first quarter of 2001 from 17.2% last year, principally due to growth in costs for employee health benefits, general liability insurance and utilities. Operating margins also were adversely impacted by the decline in patient census.

 Health Services Division - Rehabilitation Services

   Revenues declined 69% to $11 million in the first quarter of 2001 from $34 million a year ago. The decline in revenues was primarily attributable to the transfer, beginning January 1, 2001, of all remaining services provided to Company-operated nursing centers to the internal staff of those nursing centers. Revenues for these services approximated $18 million in the first quarter of 2000. Revenues also declined as a result of the elimination of unprofitable external contracts.

   Operating income increased slightly in the first quarter of 2001 from last year as a result of the elimination of unprofitable external contracts and reduced provisions for doubtful accounts based upon collections of past due accounts. Effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximate the costs of providing such services. Accordingly, operating results for the first quarter of 2001 were not impacted by the transfer of these services to the internal staff of Company-operated nursing centers. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

 Health Services Division - Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former Vencare ancillary services business in the fourth quarter of 1999.

 Hospital Division - Hospitals

   Revenues increased 7% to $272 million in the first quarter of 2001 from $254 million in the same period a year ago. Patient days were relatively unchanged from a yearago. The increase in revenues was primarily attributable to a 7% growth in aggregate revenues per patient day, most of which was attributable to increased Medicare and Medicaid funding and price increases to private payors.

   Hospital operating income declined 2% to $55 million in the first quarter of 2001 from $56 million in the first quarter of 2000. Despite an increase in revenues per patient day, hospital operating margins declined to 20.1% in the first quarter of 2001 from 22.1% for the same period last year primarily as a result of growth in labor costs. On a per patient day basis, labor costs increased 10% to $496 in 2001 from $453 in the first quarter of 2000. Operating margins also were adversely impacted by growth in general liability insurance and utility costs.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Hospital Division - Pharmacy

   Revenues increased 16% to $55 million in the first quarter of 2001 compared to $47 million a year ago. The increase resulted primarily from growth in the number of nursing center customers and price increases.

   The Company's pharmacies reported an operating profit of $6 million in the first quarter of 2001 compared to an operating loss of $1 million in the same period of the prior year. The cost of goods sold as a percentage of revenues declined to 58% in the first quarter of 2001 from 65% in 2000. The improvement in operating income in the first quarter of 2001 was primarily attributable to growth in revenues, improved inventory and cost controls, and a decline in the provision for doubtful accounts resulting from improved cash collections.

 Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $29 million in the first quarter of both 2001 and 2000. As a percentage of revenues (before eliminations), the overhead ratio was 3.7% in the first quarter of 2001 compared to 4% in the same period of 2000.

 Capital Costs

   The Company leases substantially all of its facilities. Depreciation and amortization, rents and net interest costs aggregated $108 million in the first quarter of 2001 compared to $109 million last year.

   During the pendency of the Chapter 11 Cases, the Company recorded the contractual amount of interest expense related to the Company's former $1.0 billion bank credit facility (the "1998 Credit Agreement") and the rents due to Ventas under the Master Lease Agreements. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes in each of the first quarter of 2001 and 2000 was approximately $7 million.

 Income Taxes

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the first quarter of 2001 and 2000 included charges of $685,000 and $5 million, respectively, related to the deferred tax valuation allowance. At March 31, 2001, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $358 million.

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $4 million for the first quarter of 2001 compared to $12 million for the same period a year ago. Reorganization costs, consisting principally of professional fees incurred in connection with the Company's restructuring activities, aggregated $4 million and $3 million for the first quarter of 2001 and 2000, respectively.

   The net loss from operations in the first quarter of 2001 aggregated $9 million compared to $16 million in the first quarter of 2000.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity

   In connection with the emergence from bankruptcy, the Company entered into the Exit Facility on the Effective Date. The Exit Facility constitutes a working capital facility for general corporate purposes including paying the Company's obligations under the Amended Plan. The Exit Facility consists of a five-year $120 million revolving credit facility and provides for a $40 million letter of credit subfacility. Direct borrowings under the Exit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) one, two, three or six month LIBOR plus 4%. The Exit Facility is secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   As part of the Amended Plan, the Company also issued $300 million of Senior Secured Notes on the Effective Date. The Senior Secured Notes have a maturity of seven years and bear interest at the rate of LIBOR plus 4 1/2%. The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date. The Senior Secured Notes are secured by a second priority lien on substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   In connection with the Chapter 11 Cases, the Company entered into a $100 million DIP Financing. The DIP Financing was initially comprised of a $75 million Tranche A Loan and a $25 million Tranche B Loan. Interest was payable at prime plus 2 1/2% on the Tranche A Loan and prime plus 4 1/2% on the Tranche B Loan. The DIP Financing was secured by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. The DIP Financing contained standard representations and warranties and other affirmative and restrictive covenants. The DIP Financing matured on March 31, 2001, at which time there were no outstanding borrowings thereunder.

   The Company reported a net loss from operations in 1998 aggregating $573 million, resulting in certain financial covenant violations under the 1998 Credit Agreement. Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the 1998 Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

   The Company was informed on April 9, 1999 by HCFA that the Medicare program had made a demand for repayment of approximately $90 million of reimbursement overpayments. On April 21, 1999, the Company reached an agreement with HCFA to extend the repayment of such amounts over 60 monthly installments. Under the HCFA Agreement, non-interest bearing monthly payments of approximately $1.5 million commenced in May 1999. Beginning in December 1999, interest began to accrue on the balance of the overpayments at a statutory rate approximating 13.4%, resulting in a monthly payment of approximately $2.0 million through March 2004. If the Company is delinquent with two consecutive payments, the HCFA Agreement will be defaulted and all subsequent Medicare reimbursement payments to the Company may be withheld. Amounts due under the HCFA Agreement aggregated $59.2 million at March 31, 2001 and have been classified as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet. The Company received Bankruptcy Court approval to continue to make the monthly payments under the HCFA Agreement during the pendency of the Chapter 11 Cases. Under the Amended Plan, the Company agreed to repay the remaining balance of the obligations pursuant to the terms of the HCFA Agreement.

   On May 3, 1999, the Company elected not to make the interest payment of approximately $14.8 million due on the 1998 Notes. The failure to pay interest resulted in an event of default under the 1998 Notes.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

   In accordance with SOP 90-7, outstanding borrowings under the 1998 Credit Agreement ($511 million) and the principal amount of the 1998 Notes ($300 million) have been presented as liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet at March 31, 2001. If the Chapter 11 Cases had not been filed, the Company would have reported a working capital deficit approximating $945 million at March 31, 2001. During the pendency of the Chapter 11 Cases, the Company continued to record the contractual amount of interest expense related to the 1998 Credit Agreement. No interest costs have been recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense for the 1998 Notes not recorded in the unaudited condensed consolidated statement of operations aggregated $7 million in both the first quarter of 2001 and 2000. The unaudited condensed consolidated financial statements do not include any adjustments that will result from the resolution of the Chapter 11 Cases or other matters discussed herein.

   As previously reported, the Company was informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ were settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

   As a result of the uncertainty related to the Chapter 11 Cases, the report of the Company's independent accountants, PwC, refers to the Company's ability to continue as a going concern at December 31, 2000 and December 31, 1999. As a result of the Company's net loss in 1998, its working capital deficiency and its covenant defaults under the 1998 Credit Agreement at December 31, 1998, the report of the Company's former independent accountants, Ernst & Young LLP, refers to the Company's ability to continue as a going concern at December 31, 1998.

 Liabilities Subject to Compromise

   "Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities, consisting primarily of long-term debt, amounts due to third-party payors and certain accounts payable and accrued liabilities, represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on assertions of additional claims, negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, future rejection of executory contracts or unexpired leases, determination as to the value of any collateral securing claims and other events. Payment terms for these amounts are set forth in the Amended Plan.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

 Cash Flows

   Since the filing of the Chapter 11 Cases, cash flows from operations have allowed the Company to fund post-petition obligations, sustain adequate liquidity levels and minimize borrowings under the DIP Financing. Cash flows from operations before reorganization costs totaled $40 million in the first quarter of 2001 compared to $45 million in the first quarter of 2000.

   In January 2000, the Company filed its hospital cost reports for the year ended August 31, 1999. These documents are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due from the Company aggregating $58 million. This liability arose during 1999 as part of the Company's routine settlement of Medicare reimbursement overpayments. Such amounts were classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheet and, accordingly, no funds were disbursed by the Company in settlement of such pre-petition liabilities. Under the terms of the Amended Plan, this obligation was discharged.

Capital Resources

   Capital expenditures totaled $22 million and $8 million in the first three months of 2001 and 2000, respectively. Excluding acquisitions, capital expenditures could approximate $75 million in 2001. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At March 31, 2001, the estimated cost to complete and equip construction in progress approximated $10 million.

Other Information

 Effects of Inflation and Changing Prices

   The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislators have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. In addition, by repealing the Boren Amendment, the Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels to the Company's nursing centers. Medicare revenues in the Company's hospitals also have been reduced by the Budget Act.

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

 Litigation

   The Company is a party to certain material litigation. See Note 8 of the Notes to Condensed Consolidated Financial Statements.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                    2000 Quarters                               First
                                     ------------------------------------------                Quarter
                                       First     Second      Third      Fourth       Year        2001
                                     --------   --------    --------   --------   ----------   --------
Revenues..........................   $715,456   $713,424    $717,253   $742,409   $2,888,542   $752,409
                                     --------   --------    --------   --------   ----------   --------
Salaries, wages and benefits......    405,313    392,383     405,510    420,749    1,623,955    427,649
Supplies..........................     93,398     94,619      92,251     94,272      374,540     94,319
Rent..............................     76,220     76,788      77,870     76,931      307,809     76,995
Other operating expenses..........    119,796    119,977     132,552    120,276      492,601    126,701
Depreciation and amortization.....     17,902     18,168      17,464     20,011       73,545     18,645
Interest expense..................     16,239     14,663      14,415     15,114       60,431     14,000
Investment income.................     (1,206)    (1,012)     (1,490)    (1,685)      (5,393)    (1,919)
                                     --------   --------    --------   --------   ----------   --------
                                      727,662    715,586     738,572    745,668    2,927,488    756,390
                                     --------   --------    --------   --------   ----------   --------
Loss before reorganization costs
  and income taxes................    (12,206)    (2,162)    (21,319)    (3,259)     (38,946)    (3,981)
Reorganization costs..............      3,065      2,530       4,745      2,296       12,636      4,473
                                     --------   --------    --------   --------   ----------   --------
Loss before income taxes..........    (15,271)    (4,692)    (26,064)    (5,555)     (51,582)    (8,454)
Provision for income taxes........        500        500         500        500        2,000        500
                                     --------   --------    --------   --------   ----------   --------
          Net loss................    (15,771)    (5,192)    (26,564)    (6,055)     (53,582)    (8,954)
Preferred stock dividend
  requirements....................       (261)      (262)       (261)      (262)      (1,046)      (261)
                                     --------   --------    --------   --------   ----------   --------
          Loss to common
            stockholders..........   $(16,032)  $ (5,454)   $(26,825)  $ (6,317)  $  (54,628)  $ (9,215)
                                     ========   ========    ========   ========   ==========   ========

Loss per common share:
   Basic..........................   $  (0.23)  $  (0.08)   $  (0.38)  $  (0.09)  $    (0.78)  $  (0.13)
   Diluted........................      (0.23)     (0.08)      (0.38)     (0.09)       (0.78)     (0.13)

Shares used in computing loss
   per common share:
      Basic.......................     70,240     70,147      70,265     70,262       70,229     70,261
      Diluted.....................     70,240     70,147      70,265     70,262       70,229     70,261


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                                (In thousands)


                                                 2000 Quarters                               First
                                   -----------------------------------------                Quarter
                                     First     Second     Third      Fourth       Year        2001
                                   --------   --------   --------   --------   ----------   --------
Revenues:
Health services division:
  Nursing centers................  $412,703   $413,159   $420,588   $429,177   $1,675,627   $429,523
  Rehabilitation services........    34,377     33,173     34,032     33,454      135,036     10,695
  Other ancillary services.......        (5)        (2)        (1)         8            -          -
  Elimination....................   (18,091)   (18,509)   (19,671)   (20,920)     (77,191)         -
                                   --------   --------   --------   --------   ----------   --------
                                    428,984    427,821    434,948    441,719    1,733,472    440,218
Hospital division:
  Hospitals......................   253,591    250,027    244,391    259,938    1,007,947    271,984
  Pharmacy.......................    47,468     49,949     51,593     55,242      204,252     54,880
                                   --------   --------   --------   --------   ----------   --------
                                    301,059    299,976    295,984    315,180    1,212,199    326,864
                                   --------   --------   --------   --------   ----------   --------
                                    730,043    727,797    730,932    756,899    2,945,671    767,082
Elimination of pharmacy charges
   to Company nursing centers....   (14,587)   (14,373)   (13,679)   (14,490)     (57,129)   (14,673)
                                   --------   --------   --------   --------   ----------   --------
                                   $715,456   $713,424   $717,253   $742,409   $2,888,542   $752,409
                                   ========   ========   ========   ========   ==========   ========

Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers.............  $ 70,846   $ 77,482   $ 71,627   $ 67,318   $  287,273   $ 70,543
     Rehabilitation services.....       490     (1,055)     2,841      5,786        8,062        690
     Other ancillary services....       130        242      2,687      1,678        4,737        250
                                   --------   --------   --------   --------   ----------   --------
                                     71,466     76,669     77,155     74,782      300,072     71,483
   Hospital division:
     Hospitals...................    56,029     52,178     47,915     52,260      208,382     54,778
     Pharmacy....................    (1,181)       808      1,094      6,775        7,496      6,176
                                   --------   --------   --------   --------   ----------   --------
                                     54,848     52,986     49,009     59,035      215,878     60,954
                                   --------   --------   --------   --------   ----------   --------
   Corporate overhead............   (29,365)   (27,745)   (29,988)   (26,705)    (113,803)   (28,697)
   Unusual transactions..........         -      4,535     (9,236)         -       (4,701)         -
   Reorganization costs..........    (3,065)    (2,530)    (4,745)    (2,296)     (12,636)    (4,473)
                                   --------   --------   --------   --------   ----------   --------
      Operating income...........    93,884    103,915     82,195    104,816      384,810     99,267
Rent.............................   (76,220)   (76,788)   (77,870)   (76,931)    (307,809)   (76,995)
Depreciation and amortization....   (17,902)   (18,168)   (17,464)   (20,011)     (73,545)   (18,645)
Interest, net....................   (15,033)   (13,651)   (12,925)   (13,429)     (55,038)   (12,081)
                                   --------   --------   --------   --------   ----------   --------
Loss before income taxes.........   (15,271)    (4,692)   (26,064)    (5,555)     (51,582)    (8,454)
Provision for income taxes.......       500        500        500        500        2,000        500
                                   --------   --------   --------   --------   ----------   --------
                                   $(15,771)  $ (5,192)  $(26,564)  $ (6,055)  $  (53,582)  $ (8,954)
                                   ========   ========   ========   ========   ==========   ========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)


                                                    2000 Quarters                                 First
                                  ----------------------------------------------                 Quarter
                                     First      Second       Third      Fourth        Year        2001
                                  ----------  ----------  ----------  ----------  -----------  ----------
Nursing Center Data:
End of period data:
   Number of nursing centers:
       Owned or leased..........         280         280         278         278                      278
       Managed..................          40          41          39          34                       35
                                  ----------  ----------  ----------  ----------               ----------
                                         320         321         317         312                      313
                                  ==========  ==========  ==========  ==========               ==========
   Number of licensed beds:
       Owned or leased..........      36,653      36,677      36,465      36,466                   36,469
       Managed..................       4,262       4,436       4,070       3,723                    3,861
                                  ----------  ----------  ----------  ----------               ----------
                                      40,915      41,113      40,535      40,189                   40,330
                                  ==========  ==========  ==========  ==========               ==========
Revenue mix %:
   Medicare.....................          28          28          27          28           28          31
   Medicaid.....................          48          48          50          49           49          47
   Private and other............          24          24          23          23           23          22

Patient days (excludes managed
   facilities):
   Medicare.....................     398,329     382,933     381,890     378,782    1,541,934     411,783
   Medicaid.....................   1,918,732   1,917,429   1,960,359   1,939,047    7,735,567   1,860,256
   Private and other............     590,619     579,128     570,679     562,368    2,302,794     532,943
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                   2,907,680   2,879,490   2,912,928   2,880,197   11,580,295   2,804,982
                                  ==========  ==========  ==========  ==========  ===========  ==========
Revenues per patient day:
   Medicare.....................  $      292  $      301  $      301  $      321  $       303  $      325
   Medicaid.....................         103         104         107         109          106         109
   Private and other............         167         171         169         171          169         175
   Weighted average.............         142         143         144         149          145         153

Hospital Data:
End of period data:
   Number of hospitals..........          56          56          56          56                       56
   Number of licensed beds......       4,931       4,880       4,886       4,886                    4,867

Revenue mix %:
   Medicare.....................          58          53          56          53           55          56
   Medicaid.....................          10           9          12          11           10          11
   Private and other............          32          38          32          36           35          33

Patient days:
   Medicare.....................     188,063     177,083     167,946     171,060      704,152     185,731
   Medicaid.....................      31,964      33,416      34,052      35,322      134,754      34,872
   Private and other............      51,747      51,743      50,567      51,700      205,757      52,426
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                     271,774     262,242     252,565     258,082    1,044,663     273,029
                                  ==========  ==========  ==========  ==========  ===========  ==========
Revenues per patient day:
   Medicare.....................  $      782  $      754  $      814  $      808  $       789  $      820
   Medicaid.....................         767         632         847         839          773         871
   Private and other............       1,584       1,845       1,557       1,782        1,693       1,703
   Weighted average.............         933         953         968       1,007          965         996

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's only significant exposure to market risk is changes in the levels of various interest rates. In this regard, changes in LIBOR interest rates affect the interest paid on its borrowings. In addition, the interest rates on borrowings under the DIP Financing were affected by changes in the federal funds rate and the prime rate of Morgan Guaranty Trust Company of New York. To mitigate the impact of fluctuations in these interest rates, the Company generally maintained a portion of its borrowings on a fixed rate, long-term basis. Prior to its financial difficulties, the Company also entered into interest rate swap transactions. The Company was not a party to any interest rate swap agreements at March 31, 2001.

   As previously discussed, the Company filed the Chapter 11 Cases on September 13, 1999. Accordingly, all amounts disclosed in the table below are subject to compromise in connection with the Chapter 11 Cases. Management believes that the fair values of the Company's debt obligations at March 31, 2001 may reflect the resolution of the Chapter 11 Cases pursuant to the terms of the Amended Plan.

   The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table constitutes a forward-looking statement. The table presents principal cash flows and related weighted average interest rates by expected maturity date. The Amended Plan will change materially the historical carrying values reflected in the following table.



                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)


                                                            Expected Maturities                                 Fair
                                  --------------------------------------------------------------------------    Value
                                    2001      2002       2003      2004       2005     Thereafter     Total    3/31/01
                                  -------   --------   -------   --------   --------   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate....................  $13,602   $ 19,619   $21,503   $  5,717   $300,047       $3,826   $364,314  $243,500
  Average interest rate.........     11.6%      11.6%     10.4%       9.3%       8.9%         8.6%
  Variable rate.................  $66,768   $128,640   $96,509   $177,344   $ 41,647       $    -   $510,908  $587,500
  Average interest rate (a)

---------------
(a) Interest is payable, depending on the debt instrument, certain leverage ratios and other factors, at a rate of LIBOR plus 3/4% to 3 1/2% or prime plus 2% to 3 1/2%.

                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The Effective Date of the Amended Plan was April 20, 2001. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the Chapter 11 Cases.

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

   In connection with the Chapter 11 Cases, the Company and Ventas entered into the Stipulation that provided for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Stipulation was approved by the Bankruptcy Court. The Stipulation tolled any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renewed for one-month periods unless either party provided a 14-day notice of termination. The Stipulation also provided that the Company would continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation was terminated on the Effective Date.

   As a result of the consummation of the Amended Plan, the Company believes that all material disputes between the Company and Ventas have been resolved. The Amended Plan also provided for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

   On April 14, 1999, a lawsuit entitled Lenox Healthcare, Inc., et al. v. Vencor, Inc., et al., Case No. BC 208750, was filed in the Superior Court of Los Angeles, California by Lenox asserting various causes of action arising out of the Company's sale and lease of several nursing centers to Lenox in 1997. Lenox subsequently removed certain of its causes of action and refiled these claims before the United States District Court for the Western District of Kentucky in a case entitled Lenox Healthcare, Inc. v. Vencor, Inc., et al., Case No. 3:99 CV-348-H. The Company asserted counterclaims, including RICO claims, against Lenox in the Kentucky action. The Company believes that the allegations made by Lenox in both complaints are without merit. Lenox and its subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code on November 3, 1999. By virtue of both the Company's and Lenox's separate filings for Chapter 11 protection, the two Lenox actions and the Company's counterclaims were stayed. Subsequently, the parties entered into a settlement, which was approved by their respective bankruptcy courts, that requires the dismissal of the two above actions. Orders to dismiss both actions have been entered by the respective courts.

   In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company has assumed the defense of various legal proceedings and other actions. Under the Amended Plan, the Company agreed to continue to fulfill its indemnification obligations arising from the Spin-off.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     2.1 Fourth Amended Joint Plan of Reorganization of Vencor, Inc. And Affiliated Debtors Under Chapter 11 of the Bankruptcy Code. Exhibit
          2.1 to the Current Report on Form 8-K of the Company dated March 16, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

     2.2 Findings of Fact, Conclusions of Law and Order Under 11 U.S.C.(S)1129 And Rule 3020 of the Federal Rules of Bankruptcy Procedure Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc., et al., as signed by the United States Bankruptcy Court for the District of Delaware on March 16, 2001 and entered on the docket of the United States Bankruptcy Court for the District of Delaware on March 19, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 16, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

    10.1 Sixteenth Amendment and Consent to Debtor-in-Possession Credit dated January 19, 2001 among Vencor, Inc., Vencor Operating, Inc. and each of Vencor's subsidiaries listed on the signature pages thereof, the Lenders listed on the signature pages thereof and Morgan Guaranty Trust Company of New York as Arranger, Collateral Agent and Administrative Agent. Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

    10.2  Amendment No. 1 to the Vencor, Inc. Deferred Compensation Plan.

    10.3 Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan.

(b)  Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K on January 19, 2001 announcing that the Bankruptcy Court had approved an amendment to the DIP Financing to extend its maturity until March 31, 2001. The Company filed a Current Report on Form 8-K on March 19, 2001 announcing that the Bankruptcy Court had approved the Amended Plan. This Form 8-K also announced that the Company entered into a commitment letter for a $120 million senior exit facility with a lending group led by Morgan Guaranty Trust Company of New York.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KINDRED HEALTHCARE, INC.



Date:  May 15, 2001                               /s/  EDWARD L. KUNTZ
-------------------                     ---------------------------------------
                                                     Edward L. Kuntz
                                              Chairman of the Board, Chief
                                             Executive Officer and President


Date:  May 15, 2001                           /s/  RICHARD A. SCHWEINHART
-------------------                     ---------------------------------------
                                                 Richard A. Schweinhart
                                            Senior Vice President and Chief
                                             Financial Officer (Principal
                                                  Financial Officer)