Form 10-Q
period 2001-06-30
KINDRED HEALTHCARE INC
filed 2001-08-14
CIK 1060009

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                                 (502) 596-7300
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                           ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Common Stock        Outstanding at July 31, 2001
           ---------------------        ----------------------------
      Common stock, $0.25 par value          15,600,000 shares


===========================================================================
                                   1 of 48

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

PART I.    FINANCIAL INFORMATION                                                                 Page
                                                                                                 ----
Item 1.    Financial Statements:
           Condensed Consolidated Statement of Operations:
           Reorganized Company -- for the three months ended June 30, 2001
           Predecessor Company -- for the three months ended June 30, 2000 and
           March 31, 2001 and the six months ended June 30, 2000................................     3

           Condensed Consolidated Balance Sheets:
           Reorganized Company -- June 30, 2001
           Predecessor Company -- December 31, 2000 (Restated)..................................     4

           Condensed Consolidated Statement of Cash Flows:
           Reorganized Company -- for the three months ended June 30, 2001
           Predecessor Company -- for the three months ended June 30, 2000 and
           March 31, 2001 and the six months ended June 30, 2000................................     5

           Notes to Condensed Consolidated Financial Statements.................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    27

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................    39

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................    40

Item 2.    Changes in Securities................................................................    45

Item 5.    Other Information....................................................................    45

Item 6.    Exhibits and Reports on Form 8-K.....................................................    46


                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)




                                                          Reorganized   |
                                                           Company      |             Predecessor Company
                                                        -------------   | -----------------------------------------
                                                         Three months   |  Three months    Three months  Six months
                                                            ended       |      ended           ended       ended
                                                           June 30,     |    June 30,        March 31,    June 30,
                                                            2001        |      2000            2001        2000
                                                          --------      |    --------        ----------  ----------
Revenues............................................      $770,764      |   $713,424          $752,409   $1,428,880
                                                          --------      |   --------        ----------   ----------
                                                                        |
Salaries, wages and benefits........................       432,182      |    392,383           427,649      797,696
Supplies............................................        96,043      |     94,619            94,319      188,017
Rent................................................        64,580      |     76,788            76,995      153,008
Other operating expenses............................       127,655      |    119,977           126,701      239,773
Depreciation and amortization.......................        15,886      |     18,168            18,645       36,070
Interest expense....................................         8,463      |     14,663            14,000       30,902
Investment income...................................        (3,438)     |     (1,012)           (1,919)      (2,218)
                                                          --------      |    --------          --------   ----------
                                                           741,371      |    715,586           756,390    1,443,248
                                                          --------      |   --------          --------   ----------
Income (loss) before reorganization items                               |
   and income taxes.................................        29,393      |     (2,162)           (3,981)     (14,368)
Reorganization items................................             -      |      2,530           (53,666)       5,595
                                                          --------      |   --------          --------   ----------
                                                                        |
Income (loss) before income taxes...................        29,393      |     (4,692)           49,685      (19,963)
Provision for income taxes..........................        12,904      |        500               500        1,000
                                                          --------      |   --------          --------   ----------
                                                                        |
         Income (loss) from operations                                  |
             before extraordinary items.............        16,489      |     (5,192)           49,185      (20,963)
Extraordinary gain on extinguishment of debt........         1,396      |          -           422,791            -
                                                          --------      |   --------          --------   ----------
                                                                        |
         Net income (loss)..........................        17,885      |     (5,192)          471,976      (20,963)
Preferred stock dividend requirements...............             -      |       (262)             (261)        (523)
                                                          --------      |   --------          --------   ----------
         Income (loss) available to                                     |
            common stockholders.....................      $ 17,885      |   $ (5,454)         $471,715   $  (21,486)
                                                          ========      |   ========          ========   ==========
                                                                        |
Earnings (loss) per common share:                                       |
   Basic:                                                               |
      Income (loss) from operations                                     |
         before extraordinary items.................      $   1.09      |   $  (0.08)         $   0.69   $    (0.31)
      Extraordinary gain on extinguishment of debt..          0.09      |          -              6.02            -
                                                          --------      |   --------          --------   ----------
                                                                        |
         Net income (loss)..........................      $   1.18      |   $  (0.08)         $   6.71   $    (0.31)
                                                          ========      |   ========          ========   ==========
                                                                        |
   Diluted:                                                             |
      Income (loss) from operations                                     |
         before extraordinary items................       $   1.00      |   $  (0.08)         $   0.69   $    (0.31)
      Extraordinary gain on extinguishment of debt..          0.08      |          -              5.90            -
                                                          --------      |   --------          --------   ----------
                                                                        |
         Net income (loss)..........................      $   1.08      |   $  (0.08)         $   6.59   $    (0.31)
                                                          ========      |   ========          ========   ==========
                                                                        |
Shares used in computing earnings (loss)                                |
   per common share:                                                    |
   Basic............................................        15,090      |     70,147            70,261       70,194
   Diluted..........................................        16,533      |     70,147            71,656       70,194


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands, except per share amounts)



                                                                           Reorganized |  Predecessor
                                                                             Company   |    Company
                                                                           ------------| --------------
                                                                             June 30,  |  December 31,
                                                                               2001    |     2000
                                                                            ---------- |  -----------
                                                                                       | (Restated-see
                                                                                       |    Note 2)
    ASSETS                                                                             |
Current assets                                                                         |
 Cash and cash equivalents...............................................   $  102,823 | $   184,642
 Cash-restricted.........................................................       55,442 |      10,674
 Insurance subsidiary investments........................................       98,810 |      62,453
 Accounts receivable less allowance for loss.............................      414,942 |     322,483
 Inventories.............................................................       29,685 |      29,707
 Other...................................................................       60,607 |      85,893
                                                                            ---------- | -----------
                                                                               762,309 |     695,852
                                                                                       |
Property and equipment...................................................      456,126 |     693,586
Accumulated depreciation.................................................      (13,596)|    (300,881)
                                                                            ---------- | -----------
                                                                               442,530 |     392,705
                                                                                       |
Reorganized value in excess of amounts allocable to identifiable assets..      155,984 |           -
Goodwill.................................................................            - |     159,277
Other....................................................................       73,951 |      86,580
                                                                            ---------- | -----------
                                                                            $1,434,774 | $ 1,334,414
                                                                            ========== | ===========
                                                                                       |
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      |
Current liabilities:                                                                   |
 Accounts payable........................................................   $   90,896 | $   115,468
 Salaries, wages and other compensation..................................      192,026 |     184,860
 Due to third-party payors...............................................       39,969 |      44,561
 Other accrued liabilities...............................................      170,779 |      81,452
 Income taxes............................................................       30,796 |       2,350
 Long-term debt due within one year......................................          498 |           -
                                                                            ---------- | -----------
                                                                               524,964 |     428,691
                                                                                       |
Long-term debt...........................................................      302,038 |           -
Professional liability risks.............................................      113,829 |     101,209
Deferred credits and other liabilities...................................       31,407 |      14,132
Liabilities subject to compromise........................................            - |   1,260,373
                                                                                       |
Series A preferred stock (subject to compromise at December 31, 2000)....            - |       1,743
                                                                                       |
Contingencies                                                                          |
                                                                                       |
Stockholders' equity (deficit):                                                        |
 Reorganized Company common stock, $0.25 par value; authorized                         |
  39,000 shares; issued 15,600 shares -- June 30.........................        3,900 |           -
 Predecessor Company common stock, $0.25 par value; authorized                         |
  180,000 shares; issued 70,261 shares -- December 31....................            - |      17,565
 Capital in excess of par value..........................................      460,473 |     667,168
 Deferred compensation...................................................      (19,722)|           -
 Retained earnings (accumulated deficit).................................       17,885 |  (1,156,467)
                                                                            ---------- | -----------
                                                                               462,536 |    (471,734)
                                                                            ---------- | -----------
                                                                            $1,434,774 | $ 1,334,414
                                                                            ========== | ===========


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                          Reorganized     |
                                                            Company       |            Predecessor Company
                                                         -------------    | --------------------------------------------
                                                         Three months     |   Three months  Three months     Six months
                                                            ended         |       ended        ended           ended
                                                           June 30,       |     June 30,     March 31,        June 30,
                                                             2001         |       2000          2001            2000
                                                          --------        |  -------------  --------------   ----------
Cash flows from operating activities:                                     |
   Net income (loss)...................................      $ 17,885     |       $ (5,192)      $ 471,976     $(20,963)
   Adjustments to reconcile net income (loss) to                          |
      net cash provided by operating activities:                          |
      Depreciation and amortization....................        15,886     |         18,168          18,645       36,070
      Provision for doubtful accounts..................         8,740     |          8,567           6,305       17,368
      Extraordinary gain on extinguishment of debt.....        (2,271)    |              -        (422,791)           -
      Unusual transactions.............................             -     |         (4,535)              -       (4,535)
      Reorganization items.............................             -     |          2,530         (53,666)       5,595
      Other............................................           271     |          7,267           1,357       10,853
      Changes in operating assets and liabilities:                        |
         Accounts receivable...........................       (19,698)    |         11,667         (14,668)       9,816
         Inventories and other assets..................        10,954     |          2,235          12,476         (462)
         Accounts payable..............................        (3,034)    |          6,874         (10,845)       6,487
         Income taxes..................................        13,079     |            788             108        1,563
         Due to third-party payors.....................       (13,886)    |        (23,186)          2,051      (10,551)
         Other accrued liabilities.....................        37,061     |         39,564          28,628       58,517
                                                             --------     |       --------       ---------     --------
            Net cash provided by operating activities                     |
              before reorganization items..............        64,987     |         64,747          39,576      109,758
   Payment of reorganization items.....................       (24,723)    |         (1,371)         (3,745)      (3,719)
                                                             --------     |       --------       ---------     --------
                                                                          |
            Net cash provided by operating activities..        40,264     |         63,376          35,831      106,039
                                                             --------     |       --------       ---------     --------
                                                                          |
Cash flows from investing activities:                                     |
   Purchase of property and equipment..................       (25,639)    |        (14,073)        (22,038)     (22,323)
   Sale of investment in Behavioral                                       |
      Healthcare Corporation...........................        40,000     |              -               -            -
   Sale of other assets................................         5,162     |         10,715               -       13,069
   Surety bond deposits................................          (300)    |           (200)              -       (4,147)
   Net change in investments...........................       (45,985)    |         (7,915)        (28,178)     (30,485)
   Other...............................................           165     |            285             224        1,987
                                                             --------     |       --------       ---------     --------
                                                                          |
            Net cash used in investing activities......       (26,597)    |        (11,188)        (49,992)     (41,899)
                                                             --------     |       --------       ---------     --------
                                                                          |
Cash flows from financing activities:                                     |
   Repayment of long-term debt.........................       (59,386)    |         (4,350)         (4,355)     (10,061)
   Payment of debtor-in-possession                                        |
    deferred financing costs...........................             -     |              -            (100)        (600)
   Other...............................................        (6,612)    |         (6,598)         (5,971)     (18,683)
                                                             --------     |       --------       ---------     --------
                                                                          |
            Net cash used in financing activities......       (65,998)    |        (10,948)        (10,426)     (29,344)
                                                             --------     |       --------       ---------     --------
                                                                          |
Change in cash and cash equivalents....................       (52,331)    |         41,240         (24,587)      34,796
Cash and cash equivalents at beginning of period.......       155,154     |        141,906         184,642      148,350
                                                             --------     |       --------       ---------     --------
                                                                          |
Cash and cash equivalents at end of period.............      $102,823     |       $183,146       $ 160,055     $183,146
                                                             ========     |       ========       =========     ========
                                                                          |
Supplemental information:                                                 |
   Interest payments...................................      $    950     |       $  2,720       $   2,606     $  6,164
   Income tax payments (refunds).......................           749     |           (229)            392         (504)

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

 Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") (formerly Vencor, Inc.) provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2001, the Company's health services division operated 315 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals in 23 states and an institutional pharmacy business.

 Reorganization

   On April 20, 2001 (the "Effective Date"), the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of its Amended Plan (as defined). On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing (the "Amended Plan"). In connection with its emergence, the Company also changed its name to Kindred Healthcare, Inc.

   Since filing for protection under the Bankruptcy Code on September 13, 1999, the Company had operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Amended Plan in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the unaudited condensed consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

   As used in this Form 10-Q, the term "Predecessor Company" refers to the Company and its operations for periods prior to April 1, 2001, while the term "Reorganized Company" is used to describe the Company and its operations for periods thereafter.

 Comparability of Financial Information

   The adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to April 1, 2001 generally are not comparable to those of the Reorganized Company.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION (Continued)

 Comparability of Financial Information (Continued)

   In connection with the implementation of fresh-start accounting, the Company recorded an extraordinary gain of $422.8 million from the restructuring of its debt in accordance with the provisions of the Amended Plan. Other significant adjustments also were recorded to reflect the provisions of the Amended Plan and the fair values of the assets and liabilities of the Reorganized Company as of April 1, 2001. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

 Spin-off

   On May 1, 1998, Ventas, Inc. ("Ventas") completed the spin-off of its healthcare operations to its stockholders through the distribution of the Predecessor Company's equity securities (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off.

 New Accounting Pronouncements

   On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

   In addition, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to excess reorganization value recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 will become effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2002. Any impairment loss recorded as a result of the transitional impairment test will be treated as a change in accounting principle. Management expects that the annual impact of eliminating the amortization of excess reorganization value beginning on January 1, 2002 will approximate $8 million. See Note 4.

 Other Information

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. The Reorganized Company has adopted the accounting policies of the Predecessor Company as described in the audited consolidated financial statements of the Predecessor Company for the year ended December 31, 2000 filed with the Securities and Exchange Commission (the "Commission") on Form 10-K.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION (Continued)

 Other Information (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation on interim results and, except for the items described in Note 4, all such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform with the current presentation.

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

NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

   On August 14, 2001, the Company announced that it will restate certain of its previously issued consolidated financial statements. The Company recently determined that an oversight related to the allowance for professional liability risks had occurred in its consolidated financial statements beginning in 1998. The oversight resulted in the understatement of the provision for professional liability claims in 1998, 1999 and 2000 because the Company did not record a reserve for claims incurred but not reported at the respective balance sheet dates.

   The cumulative understatement of professional liability claims reserves approximated $5 million at December 31, 1998, $28 million at December 31, 1999 and $39 million at December 31, 2000. The previously reported cash flows of the Company will not be affected by the restatement. The restatement of prior year results had no effect on the Company's reported operating results for the first and second quarters of 2000 and 2001.

   The Company believes that the 1998 adjustment is not material but has yet determined how such adjustment will be reflected in its financial statements. The effects of the restatement with respect to fiscal 2000 have been reflected in the unaudited condensed consolidated financial information of the Predecessor Company included in this Form 10-Q.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

   The effect of the restatement on the previously issued audited consolidated financial statements for fiscal 2000 follows (in thousands, except per share amounts):


                                        Predecessor Company
                                  ------------------------------
                                        For the year ended
                                         December 31, 2000
                                  ------------------------------
                                   As previously        As
                                     reported         restated
                                  -------------     ------------

Loss from operations..........    $   (53,582)      $   (64,751)
Net loss......................        (53,582)          (64,751)
Loss per common share:
 Basic:
  Loss from operations........    $     (0.78)      $     (0.94)
  Net loss....................          (0.78)            (0.94)
 Diluted:
  Loss from operations........    $     (0.78)      $     (0.94)
  Net loss....................          (0.78)            (0.94)


                                        Predecessor Company
                                  ------------------------------
                                        December 31, 2000
                                  ------------------------------
                                   As previously        As
                                     reported         restated
                                  -------------     ------------

Professional liability risks..    $    62,327       $    101,209
Total liabilities.............      1,765,523          1,804,405
Accumulated deficit...........     (1,117,585)        (1,156,467)
Stockholders' deficit.........       (432,852)          (471,734)


   The Company has obtained waivers for any default or event of default that may arise as a result of the restatement under its amended leases with Ventas (the "Amended Leases") and the agreements related to the Company's $300 million senior secured notes (the "Senior Secured Notes") and its $120 million revolving credit facility (the "Credit Facility").


NOTE 3 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Amended Plan. The Company and substantially all of its subsidiaries filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999.

   The Chapter 11 cases were consolidated for purposes of joint administration under Case Nos. 99-3199 (MFW) through 99-3327 (MFW) (collectively, the "Chapter 11 Cases"). Following emergence, the Company is continuing to resolve proofs of claims filed in the Chapter 11 Cases. On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated.

 Amended Plan of Reorganization

   The Amended Plan represents a consensual arrangement among Ventas, the Company's former senior bank lenders (the "Senior Lenders"), holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), the United States Department of Justice (the "DOJ"), acting on behalf of the Department of Health and Human Services' Office of the Inspector General (the "OIG"), and the Centers for

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

Medicare and Medicaid Services (formerly the Health Care Financing Administration) ("CMS") (collectively, the "Government") and the advisors to the official committee of unsecured creditors.

   The following is a summary of certain material provisions of the Amended Plan. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Amended Plan, as filed with the Commission.

   The Amended Plan provided for, among other things, the following distributions:

   Senior Lender Claims--On the Effective Date, the Senior Lenders received the Senior Secured Notes aggregating $300 million, bearing interest at the rate of LIBOR (as defined in the agreement) plus 4 1/2%, with a maturity of seven years. The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date and, in lieu of interest payments, the Company will pay a $25.9 million obligation under the Government Settlement (as defined) within the first two full fiscal quarters following the Effective Date as described below. In addition, holders of the Senior Lender claims received an aggregate distribution of 9,826,092 shares of the new common stock of Kindred (the "Common Stock") on the Effective Date.

   Subordinated Noteholder Claims--The holders of the 1998 Notes and the remaining $2.4 million of the Company's 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") received, in the aggregate, 3,675,408 shares of the Common Stock on the Effective Date. In addition, the holders of the Subordinated Noteholder Claims received warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of Common Stock, with a five-year term, comprised of warrants to purchase 2,000,000 shares at a price per share of $30.00 and warrants to purchase 5,000,000 shares at a price per share of $33.33 (collectively, the "Warrants").

   Ventas Claim--Ventas received the following treatment under the Amended Plan:

   On the Effective Date, the four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as the Amended Leases. The principal economic terms of the Amended Leases are as follows:

   (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

   (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2.0%, plus an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% and there will be no further accrual feature. The annual escalator in each period is contingent upon the attainment of certain financial targets as described in the Amended Leases.

   (3) A one-time option, that can be exercised by Ventas 5 1/4 years after the Effective Date, to reset the annual aggregate minimum rent under one or more of the Amended Leases to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Amended Leases are reset) to the Company.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 3 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

   (4) Under the Amended Leases, the "Event of Default" provisions also were substantially modified and provide Ventas with more flexibility in exercising remedies for events of default.

   In addition to the Amended Leases, Ventas received a distribution of 1,498,500 shares of the Common Stock on the Effective Date.

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

   In addition, the Company agreed to repay the remaining balance of the obligations owed to CMS (approximately $59 million as of the Effective Date) pursuant to the terms previously agreed to by the Company (the "CMS Agreement").

   As previously announced, the Company entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Corporate Integrity Agreement became effective on the Effective Date. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 11.

   General Unsecured Creditors Claims--The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts generally will be paid in equal quarterly installments over three years beginning on September 30, 2001. The Company will pay interest on these claims at the rate of 6% per annum from the Effective Date,

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Amended Plan of Reorganization (Continued)

subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, were paid in full within 30 days of the Effective Date.

   Preferred Stockholder and Common Stockholder Claims--The holders of preferred stock and common stock of the Company prior to the Effective Date did not receive any distributions under the Amended Plan. The former preferred stock and common stock were canceled on the Effective Date.

   Other Significant Provisions--As of the Effective Date, the board of directors of the Company consisted of seven members: Edward L. Kuntz, Chairman of the Board of Directors, Jeff Altman of Franklin Mutual Advisors, L.L.C., James Bolin of Appaloosa Management, L.P., Garry N. Garrison, Isaac Kaufman of Advanced Medical Management, Inc., John H. Klein of SBTS and David Tepper of Appaloosa Management, L.P.

   A restricted share plan was approved under the Amended Plan that provided for the issuance of 600,000 shares of Common Stock to certain key employees of the Company. The restricted shares are non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Amended Plan for the issuance of stock options for up to 600,000 shares of Common Stock to certain key employees of the Company. The Amended Plan also approved the Vencor, Inc. 2000 Long-Term Incentive Plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals, and also provided for the continuation of the Company's management retention plan and the payment of certain performance bonuses on the Effective Date.

 Matters Related to Emergence

   On the Effective Date, the Company entered into the Credit Facility, a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) with a lending group led by Morgan Guaranty Trust Company of New York. The Credit Facility constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Amended Plan. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   On the Effective Date, the Company filed a registration statement on Form 8-A (the "Form 8-A") with the Commission to register its Common Stock and Warrants under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").


NOTE 4 -- FRESH-START ACCOUNTING

   As previously discussed, the Company adopted the provisions of fresh-start accounting as of April 1, 2001. In adopting fresh-start accounting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The independent financial advisor determined an estimated reorganization value of $762 million before considering any long-term debt or other obligations assumed in connection with the Amended Plan. This estimate was based upon the Company's cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $435 million was determined after taking into account the values of the obligations assumed in connection with the Amended Plan.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- FRESH-START ACCOUNTING (Continued)

   A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

                                                     Predecessor                      Fresh-start                     Reorganized
                                                       Company      ------------------------------------------------   Company
                                                   ---------------       Debt                                        -----------
                                                   March 31, 2001   Restructuring    Adjustments  Reclassifications April 1, 2001
                                                   --------------   -------------    -----------  ----------------- -------------
ASSETS                                               (Restated)
Current assets:
   Cash and cash equivalents.....................     $   160,055   $       -        $  (4,901)(i)   $        -       $  155,154
   Cash-restricted...............................          11,008      (2,763)(a)        6,000 (i)            -           14,245
   Insurance subsidiary investments..............          90,617           -                -                -           90,617
   Accounts receivable less allowance for loss...         330,846      73,138 (b)            -                -          403,984
   Inventories...................................          29,132           -                -                -           29,132
   Other.........................................          74,732       1,360 (a)            -                -           76,092
                                                      -----------   ---------        ---------       ----------       ----------
                                                          696,390      71,735            1,099                -          769,224

Property and equipment...........................         708,232           -         (268,528)(j)            -          439,704
Accumulated depreciation.........................        (316,862)          -          316,862 (j)            -                -
                                                      -----------   ---------        ---------       ----------       ----------
                                                          391,370           -           48,334                -          439,704
Reorganized value in excess of amounts
   allocable to identifiable assets..............               -           -          157,958 (k)            -          157,958
Goodwill.........................................         156,765           -         (156,765)(l)            -                -
Investment in affiliates.........................           7,824           -           40,282 (m)            -           48,106
Other............................................          77,673      (7,668)(a)       (1,823)(i)            -           70,925
                                                                        2,795 (c)          (52)(j)
                                                      -----------   ---------        ---------       ----------       ----------
                                                      $ 1,330,022   $  66,862        $  89,033       $        -       $1,485,917
                                                      ===========   =========        =========       ==========       ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable..............................     $    90,279   $  (2,264)(b)    $  (4,030)(i)   $    1,602 (r)   $   85,587
   Salaries, wages and other compensation........         178,319           -              (93)(i)        1,404 (r)      195,841
                                                                                         7,700 (n)
                                                                                         8,511 (o)
   Due to third-party payors.....................          47,773      (4,569)(b)            -           10,651 (r)       53,855
   Other accrued liabilities.....................          91,132       2,795 (c)       25,337 (o)       43,865 (r)      189,029
                                                                       25,900 (d)
   Income taxes..................................           2,850           -                -           14,867 (r)       17,717
   Long-term debt due within one year............               -           -                -           18,316 (r)       18,316
                                                      -----------   ---------        ---------       ----------       ----------
                                                          410,353      21,862           37,425           90,705          560,345

Long-term debt...................................               -     300,000 (e)            -           43,606 (r)      343,606
Professional liability risks.....................         106,505           -                -                -          106,505
Deferred credits and other liabilities...........          14,128           -           (1,777)(p)       28,071 (r)       40,422
Liabilities subject to compromise................       1,278,223       2,580 (a)       (2,028)(i)     (162,382)(r)            -
                                                                     (113,576)(b)       (2,726)(p)
                                                                     (902,755)(f)
                                                                      (94,285)(g)
                                                                       (3,051)(h)
Series A preferred stock (subject to compromise
   at March 31, 2001)............................           1,743      (1,743)(h)            -                -                -

Stockholders' equity (deficit):
   Reorganized Company common stock, par value...               -       3,750 (h)            -                -            3,750
   Predecessor Company common stock, par value...          17,565           -          (17,565)(q)            -                -
   Capital in excess of par value................         667,187     431,289 (h)       17,565 (q)     (684,752)(s)      431,289
   Retained earnings (accumulated deficit).......      (1,165,682)    (11,651)(a)        5,427 (i)      684,752 (s)            -
                                                                      193,547 (b)       48,282 (j)
                                                                      (25,900)(d)      157,958 (k)
                                                                     (300,000)(e)     (156,765)(l)
                                                                      902,755 (f)       40,282 (m)
                                                                       94,285 (g)       (7,700)(n)
                                                                     (430,245)(h)      (33,848)(o)
                                                                                         4,503 (p)
                                                      -----------   ---------        ---------       ----------       ----------
                                                         (480,930)    857,830           58,139                -          435,039
                                                      -----------   ---------        ---------       ----------       ----------
                                                      $ 1,330,022   $  66,862        $  89,033       $        -       $1,485,917
                                                      ===========   =========        =========       ==========       ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 4 -- FRESH-START ACCOUNTING (Continued)

(a)  To record the effect of the Tax Escrow Agreement.

(b) To record the discharge of pre-petition accounts receivable, allowances for loss and liabilities related to the Medicare program in connection with the Government Settlement.

(c) To record deferred financing costs incurred in connection with the Credit Facility and the Senior Secured Notes.

(d)  To record the Government Settlement obligation.

(e)  To record the issuance of the Senior Secured Notes.

(f) To record the discharge of indebtedness in accordance with the Amended Plan (in thousands):

          Senior Lender Claims..................  $510,908
          Subordinated Noteholder Claims........   302,391
          Accrued interest......................    99,185
          Unamortized deferred financing costs..    (9,729)
                                                  --------

                                                  $902,755
                                                  ========

(g) To write off accrued Ventas rent discharged in accordance with the Amended Plan.

(h) To record the issuance of the Common Stock and Warrants of the Reorganized Company and eliminate the preferred stock (and related loans) and accrued dividends of the Predecessor Company in accordance with the Amended Plan.

(i)  To record miscellaneous provisions of the Amended Plan.

(j) To adjust the property and equipment to fair value and to write off previously recorded accumulated depreciation.

(k) To record the reorganized value of the Company in excess of amounts allocable to identifiable assets. These costs will be amortized using the straight-line method over 20 years.

(l)  To write off historical goodwill of the Predecessor Company.

(m)  To adjust investment in affiliates to fair value.

(n) To record the value of the vested portion of restricted stock in accordance with the Amended Plan.

(o) To record reorganization costs consisting primarily of professional fees and management compensation to be paid in accordance with the Amended Plan.

(p) To adjust allowances for loss related to property disposals and non-income tax deficiencies.

(q)  To eliminate the common stock of the Predecessor Company.

(r) To reclassify the pre-petition priority, secured and unsecured claims that were assumed by the Company in accordance with the Amended Plan.

(s) To eliminate the historical accumulated deficit and adjust stockholders' equity to reflect the fair value of the Company's total equity.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 5 -- PRO FORMA INFORMATION

   The unaudited condensed pro forma effect of the Amended Plan assuming that the Effective Date occurred on January 1, 2000 follows (in thousands, except per share amounts):

                                                   Six months ended
                                                        June 30,
                                                  ----------------------
                                                     2001        2000
                                                  ----------  ----------

        Revenues...........................       $1,523,173  $1,428,880
        Income from operations
          before extraordinary items.......           26,782      13,627
        Net income.........................           28,178      13,627
          Basic:
            Income from operations
              before extraordinary items...       $     1.76  $     0.90
            Net income.....................             1.85        0.90
          Diluted:
            Income from operations
              before extraordinary items...       $     1.62  $     0.82
            Net income.....................             1.70        0.82


   The pro forma results exclude reorganization items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Amended Plan actually occurred on January 1, 2000.


NOTE 6 -- REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

   A summary of revenues by payor type follows (in thousands):


                         Reorganized |
                           Company   |           Predecessor Company
                        ------------ | ---------------------------------------
                        Three months | Three months  Three months   Six months
                           ended     |    ended          ended         ended
                          June 30,   |   June 30,      March 31,     June 30,
                           2001      |     2000           2001         2000
                         --------    |  --------       --------      ----------
                                     |
Medicare...........      $298,671    |  $249,057       $288,390      $  512,934
Medicaid...........       263,796    |   220,562        233,160         443,075
Private and other..       223,593    |   258,178        245,532         501,831
                         --------    |  --------       --------      ----------
                          786,060    |   727,797        767,082       1,457,840
Elimination........       (15,296)   |   (14,373)       (14,673)        (28,960)
                         --------    |  --------       --------      ----------
                         $770,764    |  $713,424       $752,409      $1,428,880
                         ========    |  ========       ========      ==========

NOTE 7 -- EARNINGS PER SHARE

   Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for the Reorganized Company includes the dilutive effect of the Warrants issued in connection with the Amended Plan and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended March 31, 2001, the diluted calculation of earnings per common share for the Predecessor Company includes the dilutive effect of its former convertible preferred stock.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 7 -- EARNINGS PER SHARE (Continued)

   A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                         Reorganized   |
                                                           Company     |              Predecessor Company
                                                        ------------   |   ------------------------------------------
                                                        Three months   |    Three months Three months     Six months
                                                           ended       |        ended       ended            ended
                                                          June 30,     |      June 30,    March 31,         June 30,
                                                            2001       |        2000         2001            2000
                                                        ------------   |   ------------  ------------     -----------
Earnings (loss):                                                       |
  Income (loss) from operations                                        |
    before extraordinary items.....................       $16,489      |      $(5,192)       $ 49,185     $(20,963)
  Extraordinary gain on extinguishment of debt.....         1,396      |            -         422,791            -
                                                          -------      |      -------        --------     --------
  Net income (loss)................................        17,885      |       (5,192)        471,976      (20,963)
  Preferred stock dividend requirements............             -      |         (262)           (261)        (523)
                                                          -------      |      -------        --------     --------
  Income (loss) available to common stockholders -                     |
    basic computation..............................        17,885      |       (5,454)        471,715      (21,486)
  Elimination of preferred stock dividend                              |
    requirements upon assumed conversion of                            |
    preferred stock................................             -      |            -             261            -
                                                          -------      |      -------        --------     --------
  Net income (loss) - diluted computation..........       $17,885      |      $(5,454)       $471,976     $(21,486)
                                                          =======      |      =======        ========     ========
                                                                       |
Shares used in the computation:                                        |
  Weighted average shares outstanding - basic                          |
    computation....................................        15,090      |       70,147          70,261       70,194
  Dilutive effect of the Warrants, employee stock                      |
    options and non-vested restricted stock........         1,443      |            -               -            -
  Assumed conversion of preferred stock............             -      |            -           1,395            -
                                                          -------      |      -------        --------     --------
  Adjusted weighted average shares                                     |
    outstanding - diluted computation..............        16,533      |       70,147          71,656       70,194
                                                          =======      |      =======        ========     ========
                                                                       |
Earnings (loss) per common share:                                      |
  Basic:                                                               |
     Income (loss) from operations                                     |
        before extraordinary items.................       $  1.09      |      $ (0.08)       $   0.69     $  (0.31)
     Extraordinary gain on extinguishment of debt..          0.09      |            -            6.02            -
                                                          -------      |      -------        --------     --------
                                                                       |
        Net income (loss)..........................       $  1.18      |      $ (0.08)       $   6.71     $  (0.31)
                                                          =======      |      =======        ========     ========
                                                                       |
  Diluted:                                                             |
     Income (loss) from operations                                     |
        before extraordinary items.................       $  1.00      |      $ (0.08)       $   0.69     $  (0.31)
     Extraordinary gain on extinguishment of debt..          0.08      |            -            5.90            -
                                                          -------      |      -------        --------     --------
                                                                       |
        Net income (loss)..........................       $  1.08      |      $ (0.08)       $   6.59     $  (0.31)
                                                          =======      |      =======        ========     ========

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

   The carrying values of the Company's assets at June 30, 2001 and the capital costs (rent, interest, depreciation and amortization) included in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2001 reflect the provisions of the Amended Plan and the impact of fresh-start accounting. These costs for periods prior to the Company's emergence from bankruptcy generally were recorded based on contractual agreements or historical costs and did not reflect the provisions of the Amended Plan. In addition, during the pendency of the Chapter 11 Cases, no interest costs were recorded related to the 1998 Notes. Accordingly, assets by business segment at June 30, 2001 and capital costs of the Reorganized Company for the three months ended June 30, 2001 are not comparable to those of the Predecessor Company.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 8 -- BUSINESS SEGMENT DATA (Continued)

   The following table sets forth certain financial data by business segment (in thousands):

                                       Reorganized   |
                                         Company     |                Predecessor Company
                                      -------------- | -----------------------------------------------
                                       Three months  |  Three months    Three months      Six months
                                          ended      |     ended            ended           ended
                                      June 30, 2001  | June 30, 2000   March 31, 2001   June 30, 2000
                                      -------------- | --------------  ---------------  --------------
Revenues:                                            |
Health services division:                            |
  Nursing centers...................       $444,137  |      $413,159         $429,523      $  825,862
  Rehabilitation services...........          9,244  |        33,173           10,695          67,550
  Other ancillary services..........              -  |            (2)               -              (7)
  Elimination.......................              -  |       (18,509)               -         (36,600)
                                           --------  |      --------         --------      ----------
                                            453,381  |       427,821          440,218         856,805
Hospital division:                                   |
  Hospitals.........................        276,112  |       250,027          271,984         503,618
  Pharmacy..........................         56,567  |        49,949           54,880          97,417
                                           --------  |      --------         --------      ----------
                                            332,679  |       299,976          326,864         601,035
                                           --------  |      --------         --------      ----------
                                            786,060  |       727,797          767,082       1,457,840
Elimination of pharmacy charges to                   |
   Company nursing centers..........        (15,296) |       (14,373)         (14,673)        (28,960)
                                           --------  |      --------         --------      ----------
                                           $770,764  |      $713,424         $752,409      $1,428,880
                                           ========  |      ========         ========      ==========
Income (loss) from operations                        |
  before extraordinary items:                        |
Operating income (loss):                             |
  Health services division:                          |
    Nursing centers.................       $ 78,735  |      $ 77,482         $ 70,543      $  148,328
    Rehabilitation services.........          1,809  |        (1,055)             690            (565)
    Other ancillary services........            103  |           242              250             372
                                           --------  |      --------         --------      ----------
                                             80,647  |        76,669           71,483         148,135
  Hospital division:                                 |
    Hospitals.......................         55,685  |        52,178           54,778         108,207
    Pharmacy........................          6,036  |           808            6,176            (373)
                                           --------  |      --------         --------      ----------
                                             61,721  |        52,986           60,954         107,834
                                           --------  |      --------         --------      ----------
  Corporate overhead................        (27,484) |       (27,745)         (28,697)        (57,110)
  Unusual transactions..............              -  |         4,535                -           4,535
  Reorganization items..............              -  |        (2,530)          53,666          (5,595)
                                           --------  |      --------         --------      ----------
      Operating income..............        114,884  |       103,915          157,406         197,799
Rent................................        (64,580) |       (76,788)         (76,995)       (153,008)
Depreciation and amortization.......        (15,886) |       (18,168)         (18,645)        (36,070)
Interest, net.......................         (5,025) |       (13,651)         (12,081)        (28,684)
                                           --------  |      --------         --------      ----------
Income (loss) before income taxes...         29,393  |        (4,692)          49,685         (19,963)
Provision for income taxes..........         12,904  |           500              500           1,000
                                           --------  |      --------         --------      ----------
                                           $ 16,489  |      $ (5,192)        $ 49,185      $  (20,963)
                                           ========  |      ========         ========      ==========
                                                     |
Rent:                                                |
  Health services division:                          |
    Nursing centers.................       $ 40,190  |      $ 43,888         $ 44,253      $   87,477
    Rehabilitation services.........             27  |           130               39             199
    Other ancillary services........              3  |            17                -              37
                                           --------  |      --------         --------      ----------
                                             40,220  |        44,035           44,292          87,713
  Hospital division:                                 |
    Hospitals.......................         22,917  |        31,199           30,839          61,894
    Pharmacy........................            968  |           853              941           1,753
                                           --------  |      --------         --------      ----------
                                             23,885  |        32,052           31,780          63,647
                                           --------  |      --------         --------      ----------
  Corporate.........................            475  |           701              923           1,648
                                           --------  |      --------         --------      ----------
                                           $ 64,580  |      $ 76,788         $ 76,995      $  153,008
                                           ========  |      ========         ========      ==========


                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 8 -- BUSINESS SEGMENT DATA (Continued)

                                   Reorganized  |
                                     Company    |                Predecessor Company
                                  ------------- | -------------------------------------------------
                                  Three months  |    Three months      Three months    Six months
                                      ended     |       ended             ended           ended
                                  June 30, 2001 |   June 30, 2000     March 31, 2001  June 30, 2000
                                  ------------- | ------------------  --------------  -------------
Depreciation and amortization:                  |
  Health services division:                     |
    Nursing centers.............     $    5,055 |        $    6,720          $ 7,219        $13,390
    Rehabilitation services.....             11 |                 1                -              4
    Other ancillary services....              - |               263              129            548
                                     ---------- |        ----------          -------        -------
                                          5,066 |             6,984            7,348         13,942
  Hospital division:                            |
    Hospitals...................          5,690 |             5,271            5,457         10,578
    Pharmacy....................            447 |               491              627          1,017
                                     ---------- |        ----------          -------        -------
                                          6,137 |             5,762            6,084         11,595
                                     ---------- |        ----------          -------        -------
  Corporate.....................          4,683 |             5,422            5,213         10,533
                                     ---------- |        ----------          -------        -------
                                     $   15,886 |        $   18,168          $18,645        $36,070
                                     ========== |        ==========          =======        =======
                                                |
Capital expenditures:                           |
  Health services division......     $    4,529 |        $    3,794          $ 7,962        $ 6,702
  Hospital division.............          8,644 |             2,944            8,901          6,480
  Corporate:                                    |
    Information systems.........          3,135 |             6,767            3,496          8,113
    Other.......................          9,331 |               568            1,679          1,028
                                     ---------- |        ----------          -------        -------
                                     $   25,639 |        $   14,073          $22,038        $22,323
                                     ========== |        ==========          =======        =======
                                                |
                                    Reorganized |       Predecessor
                                      Company   |         Company
                                    ----------  |   -----------------
                                  June 30, 2001 |   December 31, 2000
                                  --------------|   -----------------
                                                |     (Restated)
Assets:                                         |
  Health services division......     $  395,934 |        $  494,636
  Hospital division.............        460,426 |           354,302
  Corporate.....................        578,414 |           485,476
                                     ---------- |        ----------
                                     $1,434,774 |        $1,334,414
                                     ========== |        ==========

NOTE 9 -- INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the respective periods and includes the effect of certain non-taxable and non-deductible items, such as reorganization intangible amortization, and the increase or decrease in the deferred tax valuation allowance.

   The Company has reduced its net deferred tax assets by a valuation allowance to the extent management does not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered to "more likely than not" be realizable by management, the reorganization intangible recorded in connection with fresh-start accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangibles will then be reduced, with any excess treated as an increase to capital in excess of par value.

   The provision for income taxes for the three months ended June 30, 2000 and March 31, 2001 and the six months ended June 30, 2000 included charges of $1.3 million, $685,000 and $6.2 million, respectively, related to the deferred tax valuation allowance. No changes in the valuation allowance were recorded in the second quarter of 2001. As a result of fresh-start accounting, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $284 million at June 30, 2001.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 9 --  INCOME TAXES (Continued)

   In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2002 taxable year, to reduce certain tax attributes relating to the Company including (a) net operating loss carryforwards ("NOLs"), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under
Section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $22 million.

   The Company had NOLs of approximately $164 million (after the reductions in the attributes discussed above) and $215 million as of June 30, 2001 and December 31, 2000, respectively. These carryforwards expire in various amounts through 2021.


NOTE 10 -- EARLY EXTINGUISHMENT OF DEBT

   In connection with the restructuring of its debt in accordance with the provisions of the Amended Plan, the Company realized an extraordinary gain of $422.8 million. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

   A summary of the extraordinary gain follows (in thousands):

      Liabilities restructured:
        Debt obligations:
           Senior Lender Claims.............................     $  510,908
           Subordinated Noteholder Claims...................        302,391
           Accrued interest.................................         99,185
           Unamortized deferred financing costs.............         (9,729)
                                                                 ----------
                                                                    902,755
        Amounts related to prior year Medicare cost reports..       193,547
        Accrued Ventas rent..................................        94,285
        Other................................................        (6,857)
                                                                 ----------
                                                                  1,183,730
                                                                 ----------
      Consideration exchanged:
        Senior Secured Notes.................................       300,000
        Common Stock.........................................       368,339
        Warrants.............................................        66,700
        Government Settlement obligation.....................        25,900
                                                                 ----------
                                                                    760,939
                                                                 ----------
                                                                 $  422,791
                                                                 ==========


   On May 30, 2001, the Company prepaid the outstanding balance in full satisfaction of its obligations under the CMS Agreement, resulting in an extraordinary gain of $1.4 million. The transaction was financed through the use of existing cash.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 11 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The effective date of the Amended Plan was April 20, 2001. See Note 3.

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

   In connection with the Chapter 11 Cases, the Company and Ventas entered into the stipulation that provided for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million (the "Stipulation"). The Stipulation was approved by the Bankruptcy Court. The Stipulation tolled any statutes of limitations or other time constraints in a bankruptcy proceeding for claims that might be asserted by the Company against Ventas. The Stipulation automatically renewed for one-month periods unless either party provided a 14-day notice of termination. The Stipulation also provided that the Company would continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation was terminated on the Effective Date.

   As a result of the consummation of the Amended Plan, the Company believes that all known material disputes between the Company and Ventas have been resolved. The Amended Plan also provided for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

   The Company's subsidiary, formerly named TheraTx, Incorporated, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx, Incorporated ("TheraTx") under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 11 -- LITIGATION (Continued)

defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. The Company is defending the action vigorously.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The Company is defending this action vigorously.

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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



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

   The Company was informed by the DOJ that the Company and Ventas were the subjects of investigations into various Medicare reimbursement issues, including hospital cost reporting issues, billing practices for ancillary services and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations included some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Company cooperated fully in the investigations. All of these investigations have been resolved by the Government Settlement contained in the Amended Plan.

   The DOJ previously informed the Company that it had intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company, Ventas and the DOJ entered into the Government Settlement, which resolved all of the DOJ investigations including the pending qui tam actions, as part of the Amended Plan. The Government Settlement provides that within 30 days after the Effective Date, the Government will move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity. There can be no assurance that each court before which a qui tam action is pending will dismiss the case on the DOJ's motion. For a summary of the terms of the Government Settlement contained in the Amended Plan, see Note 3.

   The following is a summary of the qui tam actions pending or previously pending against the Company and/or Ventas in which the DOJ intervened. Certain of the actions described below name other defendants in addition to the Company and Ventas.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

    (a) The Company, Ventas and the Company's subsidiary, American X-Rays, Inc. ("AXR"), are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when The Hillhaven Corporation ("Hillhaven") was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court dismissed the action based upon the pending settlement between the DOJ, the Company and Ventas. In a related criminal investigation, the United States Attorney's Office for the Eastern District of Arkansas ("USAO") indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot. The complaint against the Company, Ventas and AXR has been dismissed with prejudice as to the relators and the United States in accordance with the Government Settlement contained in the Amended Plan.

    (b) The Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (a) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients; (b) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (c) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (c) Ventas and the Company's subsidiary, Kindred Rehab Services, Inc. (formerly Vencare, Inc.) ("Vencare"), among others, are defendants in the action styled United States ex rel. Roberts v. Vencor, Inc., et al., No. 3:97CV-349-J, filed in the United States District Court for the Western District of Kansas on June 25, 1996 and consolidated with the action styled United States of America ex rel. Meharg, et al. v. Vencor, Inc., et al., No. 3:98SC-737-H, filed in the United States District Court for the Middle District of Florida on June 4, 1998. The complaint alleges that the defendants knowingly submitted and conspired to submit false claims and statements to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing center residents. The defendants allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of their therapists. It is further alleged that the defendants presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing centers with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaints. The two complaints have been dismissed in accordance with the Government Settlement contained in the Amended Plan.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 11-- LITIGATION (Continued)

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Medicare and Medicaid antikickback, antifraud and abuse regulations and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of Medicare and Medicaid antikickback and antifraud regulations. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the antikickback and antifraud regulations. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint. The claims against Transitional have been dismissed with prejudice in accordance with the Government Settlement contained in the Amended Plan.

    (e) The Company and/or Ventas are defendants in the action styled United States ex rel. Huff and Dolan v. Vencor, Inc., et al., No. 97-4358 AHM (Mcx), filed in the United States District Court for the Central District of California on June 13, 1997. The plaintiff alleges that the defendant violated the Federal Civil False Claims Act by submitting false claims to the Medicare, Medicaid and CHAMPUS programs by allegedly: (a) falsifying patient bills and submitting the bills to the Medicare, Medicaid and CHAMPUS programs, (b) submitting bills for intensive and critical care not actually administered to patients, (c) falsifying patient charts in relation to the billing, (d) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (e) billing for sales calls made by nurses to prospective patients. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. Defendants dispute the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (a) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy; (b) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (c) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring healthcare professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the antikickback and antifraud regulations and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 11-- LITIGATION (Continued)

  performed in defendants' nursing centers and for third-party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint. The complaint has been dismissed with prejudice in accordance with the Government Settlement contained in the Amended Plan.

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the United States District Court for the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (a) over billed for respiratory therapy services, (b) rendered medically unnecessary treatment, and (c) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The plaintiffs have filed an amended complaint with the court which removes all defendants associated with the Company or Ventas.

    (i) In United States ex rel. George Mitchell, et al. v. Vencor, Inc., et al., filed in the United States District Court for the Southern District of Ohio on August 13, 1999, the defendants, consisting of the Company and its two subsidiaries, Vencare and Kindred Hospice, Inc. (formerly Vencor Hospice, Inc.), are alleged to have violated the Federal Civil False Claims Act by obtaining improper reimbursement from Medicare concerning the treatment of hospice patients. Defendants are alleged to have obtained inflated Medicare reimbursement for admitting, treating and/or failing to discharge in a timely manner hospice patients who were not "hospice appropriate." The complaint further alleges that the defendants obtained inflated reimbursement for providing medications for these hospice patients. The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (j) In Gary Graham, on Behalf of the United States of America v. Vencor Operating, Inc. et. al., filed in the United States District Court for the Southern District of Florida on or about June 8, 1999, the defendants, including the Company, its subsidiary, Kindred Healthcare Operating, Inc. (formerly Vencor Operating, Inc.), Ventas, Hillhaven and Medisave, are alleged to have presented or caused to be presented false or fraudulent claims for payment to the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint alleges that Medisave, a subsidiary of the Company which was transferred from Ventas to the Company in the Spin-off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The plaintiffs have filed an amended complaint with the court which removes all defendants associated with the Company or Ventas.

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11-- LITIGATION (Continued)

   inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously. On July 27, 2001, the court ordered that the DOJ be allowed to intervene in the action to effectuate the Government Settlement contained in the Amended Plan.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of the Company's management and may have a disruptive effect upon the Company's operations.


NOTE 12 -- SALE OF INVESTMENT

   On May 2, 2001, the Company sold its investment in Behavioral Healthcare Corporation ("BHC") for $40 million. No gain or loss was recorded in connection with this transaction because the Company reflected the fair value of the investment on April 1, 2001 in connection with fresh-start accounting. Under the terms of the Credit Facility and Senior Secured Notes, proceeds from the sale of BHC will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under the Credit Facility to $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under the Senior Secured Notes. For accounting purposes, the Company has classified these funds as "cash-restricted" in the unaudited condensed consolidated balance sheet at June 30, 2001.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS



Cautionary Statement

   Certain statements made in this Form 10-Q, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to operate pursuant to the terms of its debt obligations and the Amended Leases; the Company's ability to meet its rental and debt services obligations; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract and retain key executives and other healthcare personnel; the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; changes in Medicare and Medicaid reimbursement rates; national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; the Company's ability to control costs, including labor costs, in response to the prospective payment system; implementation of the Corporate Integrity Agreement and other regulatory actions; the ability of the Company to comply with the terms of its Corporate Integrity Agreement; the effect of a restatement of the Company's consolidated financial statements previously filed with the Commission; and the increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 8 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2001, the Company's health services division operated 315 nursing centers (40,607 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,867 licensed beds) in 23 states and an institutional pharmacy business.

   On April 20, 2001, the Company and its subsidiaries emerged from the proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Amended Plan.

   Since filing for protection under the Bankruptcy Code on September 13, 1999, the Company had operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Amended Plan in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the unaudited condensed consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Comparability of Financial Information

   The adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company. With respect to reported operating results, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to April 1, 2001 generally are not comparable to those of the Reorganized Company.

   In connection with the implementation of fresh-start accounting, the Company recorded an extraordinary gain of $422.8 million from the restructuring of its debt in accordance with the provisions of the Amended Plan. Other significant adjustments also were recorded to reflect the provisions of the Amended Plan and the fair values of the assets and liabilities of the Reorganized Company as of April 1, 2001. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

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

   The Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal costs. Thereafter, the per diem rates are based solely on federal costs. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

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

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. As previously discussed, Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff or are seeking lower acuity patients who require less ancillary services. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its former Vencare division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Vencare's respiratory therapy and other ancillary businesses were discontinued.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Regulatory Changes (Continued)

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA made a temporary 20% upward adjustment in the payment rates for the care of higher acuity patients and allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% for two years.

   In April 2000, CMS published a proposed rule which sets forth updates to the Resource Utilization Grouping ("RUG") payment rates used under PPS for nursing centers. On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. It also provided for the continuance of Medicare payment relief set forth in the BBRA, including the 20% upward adjustment for certain higher acuity RUG categories through September 30, 2001 and the 4% increase (effective October 2000) for all RUG categories through September 30, 2002.

   In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2001.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 10%. Both of these provisions will become effective for cost reporting periods beginning on September 1, 2001.

   Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in the Company's health services division are less than the cost-based reimbursement it received before the enactment of the Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by the Company's hospitals as a result of the Budget Act.

   There continues to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services such as the Company. By repealing the Boren Amendment, the Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels. Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Regulatory changes in the Medicare and Medicaid reimbursement systems applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Results of Operations

 Second Quarter 2001 compared to Second Quarter 2000

 Health Services Division - Nursing Centers

   Revenues increased 7% to $444 million in the second quarter of 2001 from $413 million in the same quarter of 2000. On a same-store basis, average daily patient census declined 1% from the second quarter of 2000 (including a 7% decline in private census). The increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicare revenues per patient day grew 14% to $344 in the second quarter of 2001 compared to $301 in the second quarter a year ago. The increase was primarily attributable to reimbursement increases associated with the BBRA and BIPA. As previously discussed, the BBRA established, among other things, a 4% increase in all PPS payments beginning on October 1, 2000. Under the provisions of BIPA, the nursing component of each RUG category was increased 16.66% over the existing rates for skilled nursing care beginning on April 1, 2001. As a result, the provisions of the BBRA and BIPA increased Medicare reimbursement to the Company's nursing centers in the second quarter of 2001 by approximately $3.5 million and $9.5 million, respectively, compared to the same period a year ago.

   Nursing center operating income was $79 million for the second quarter of 2001 compared to $77 million for the second quarter last year. Despite an increase in revenues, operating margins declined to 17.7% in the second quarter of 2001 from 18.8% last year, principally due to growth in costs for professional liability risks, employee health benefits and doubtful accounts. Costs related to professional liability risks totaled $14 million in the second quarter of 2001 compared to $7 million in the second quarter of 2000, while employee health benefits were $12 million and $9 million for the respective periods. The provision for doubtful accounts rose to $6 million in the second quarter of 2001 from $3 million for the same period last year. Operating margins also were adversely impacted by the decline in private census.

 Health Services Division - Rehabilitation Services

   Revenues declined 72% to $9 million in the second quarter of 2001 from $33 million a year ago. The decline in revenues was primarily attributable to the transfer, beginning on January 1, 2001, of all remaining services provided to Company-operated nursing centers to the internal staff of those nursing centers. Revenues for these services approximated $19 million in the second quarter of 2000. Revenues also declined as a result of the elimination of unprofitable external contracts.

   Operating income totaled $2 million in the second quarter of 2001 compared to a loss of $1 million in the second quarter last year. The improvement resulted from the elimination of unprofitable external contracts and reduced provisions for doubtful accounts based upon collections of past due accounts. Effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximate the costs of providing such services. Accordingly, operating results for the second quarter of both 2001 and 2000 do not reflect any operating income related to Company-operated nursing centers. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

 Health Services Division - Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former Vencare ancillary services business in 1999.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

 Hospital Division - Hospitals

   Revenues increased 10% to $276 million in the second quarter of 2001 from $250 million in the same period a year ago. Patient days increased 3% from a year ago. The increase in revenues was primarily attributable to growth in volumes and a 7% growth in aggregate revenues per patient day, most of which was attributable to increased Medicare and Medicaid funding. Revenues from private payors declined 3% in the second quarter of 2001 despite growth in patient volumes.

   Hospital operating income grew 7% to $56 million in the second quarter of 2001 from $52 million in the second quarter of 2000. Despite increases in patient volumes and revenues, hospital operating margins declined to 20.2% in the second quarter of 2001 from 20.9% for the same period last year primarily as a result of growth in labor and benefit costs. On a per patient day basis, labor and benefits costs increased 13% to $508 in 2001 from $449 in the second quarter of 2000.

 Hospital Division - Pharmacy

   Revenues increased 13% to $57 million in the second quarter of 2001 compared to $50 million a year ago. The increase resulted primarily from price increases.

   The Company's pharmacies reported an operating profit of $6 million in the second quarter of 2001 compared to $1 million in the same period of the prior year. The cost of goods sold as a percentage of revenues declined to 58% in the second quarter of 2001 from 60% in 2000. The improvement in operating income in the second quarter of 2001 was primarily attributable to growth in revenues, improved inventory and cost controls and a decline in the provision for doubtful accounts resulting from improved cash collections.

 Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $27 million in the second quarter of 2001 compared to $28 million last year. As a percentage of revenues (before eliminations), the overhead ratio was 3.5% in the second quarter of 2001 compared to 3.8% in the same period of 2000.

 Capital Costs

   As previously discussed, the adjustments recorded in connection with fresh-start accounting materially changed the recorded amounts for rent, interest, depreciation and amortization in the Company's unaudited consolidated statement of operations for the three months ended June 30, 2001. As a result, the capital costs of the Reorganized Company are not comparable to those of the Predecessor Company.

   Capital costs for the second quarter of 2001 reflect the terms of the Amended Plan and include the effects of reduced rent obligations under the Amended Leases and interest costs incurred in connection with the Senior Secured Notes, the CMS Agreement and the Government Settlement obligation. Depreciation and amortization for the second quarter of 2001 were recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   During the pendency of the Chapter 11 Cases, the Company recorded the contractual amount of interest expense related to the Company's former $1.0 billion bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes in each of the three months ended June 30, 2000 and March 31, 2001 approximated $7 million. For the six months ended June 30, 2000, the amount of interest not accrued for the 1998 Notes aggregated $15 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Income Taxes

   The provision for income taxes is based upon management's estimate of taxable income or loss for the respective periods and includes the effect of certain non-taxable and non-deductible items, such as reorganization intangible amortization, and the increase or decrease in the deferred tax valuation allowance.

   The Company has reduced its net deferred tax assets by a valuation allowance to the extent management does not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered to "more likely than not" be realizable by management, the reorganization intangible recorded in connection with fresh-start accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangibles will then be reduced, with any excess treated as an increase to capital in excess of par value.

   The provision for income taxes for the three months ended June 30, 2000 and March 31, 2001 and the six months ended June 30, 2000 included charges of $1.3 million, $685,000 and $6.2 million, respectively, related to the deferred tax valuation allowance. No changes in the valuation allowance were recorded in the second quarter of 2001. As a result of fresh-start accounting, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $284 million at June 30, 2001.

   In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2002 taxable year, to reduce certain tax attributes relating to the Company including (a) NOLs, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $22 million.

   The Company had NOLs of approximately $164 million (after reductions in the attributes discussed above) and $215 million as of June 30, 2001 and December 31, 2000, respectively. These carryforwards expire in various amounts through 2021.

 Consolidated Results

   The Company reported pretax income from operations before reorganization items of $29 million for the second quarter of 2001, resulting from improved
operating income and the significant impact of the Amended Plan.   For the same
period of 2000, the Company reported a pretax operating loss of $5 million. The operating loss in the second quarter of 2000 includes a gain of approximately $5 million on the sale of a closed hospital and reorganization items, consisting principally of professional fees incurred in connection with the Company's restructuring activities, aggregated $3 million.

   Income from operations before extraordinary items in the second quarter of 2001 aggregated $16 million compared to a loss of $5 million in the second quarter of 2000.

Liquidity

   Cash flows from operations before reorganization items for the three months ended June 30, 2001 aggregated $65 million, approximately the same as reported in the second quarter of 2000. Cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

   Working capital totaled $237 million (including $55 million of "cash-restricted") at June 30, 2001. The Company believes that existing cash levels and the availability of borrowings under the Credit Facility are sufficient to meet the Company's current liquidity needs.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Liquidity (Continued)

   In May 2001, the Company prepaid approximately $56 million in full satisfaction of its obligation under the CMS Agreement. The transaction was financed through the use of existing cash.

   In connection with the emergence from bankruptcy, the Company entered into the Credit Facility on the Effective Date. The Credit Facility constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Amended Plan. The Credit Facility consists of a five-year $120 million revolving credit facility and provides for a $40 million letter of credit subfacility. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. At June 30, 2001, there were no outstanding borrowings under the Credit Facility.

   As part of the Amended Plan, the Company also issued $300 million of Senior Secured Notes on the Effective Date. The Senior Secured Notes have a maturity of seven years and bear interest at the rate of LIBOR (as defined in the agreement) plus 4 1/2%. The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date. For accounting purposes, the Company recorded the appropriate interest costs in the second quarter of 2001 and intends to amortize the amount accrued during the interest-free period over the remaining life of the debt. The Senior Secured Notes are collateralized by a second priority lien on substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   At June 30, 2001, the Company was in compliance with the terms of the Credit Facility and the Senior Secured Notes.

   As previously reported, the Company was informed by the DOJ that the Company and Ventas were the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ were settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Notes 3 and 11 of the Notes to Condensed Consolidated Financial Statements.

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

Capital Resources

   Capital expenditures totaled $26 million and $14 million for the three months ended June 30, 2001 and 2000, respectively. Excluding acquisitions, capital expenditures could approximate $75 million in 2001. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At June 30, 2001, the estimated cost to complete and equip construction in progress approximated $7 million.

   In May 2001, the Company sold its investment in BHC for $40 million. Under the terms of the Credit Facility and Senior Secured Notes, proceeds from the sale of BHC will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


Capital Resources (Continued)

would be used to permanently reduce the commitments under the Credit Facility to $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under the Senior Secured Notes. For accounting purposes, the Company has classified these funds as "cash-restricted" in the unaudited condensed consolidated balance sheet at June 30, 2001.

   The terms of the Senior Secured Notes and the Credit Facility include certain covenants which limit the Company's annual capital expenditures. In addition, borrowings under the Credit Facility to finance acquisitions also are limited.

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

   During 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Budget Act. Under BIPA, the nursing component of each RUG category was increased by 16.66% over the previous rates for skilled nursing care beginning on April 1, 2001. The provisions of both the BBRA and BIPA increased Medicare reimbursement to the Company's nursing centers during the second quarter of 2001. The Company believes that the provisions of the BBRA and BIPA will have a positive effect on its operating results in 2001, particularly in the health services division.

   Management believes, however, that its operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

 Restatement of Previously Issued Financial Statements

   As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company announced on August 14, 2001 that it will restate certain of its previously issued consolidated financial statements as a result of an oversight related to the allowance for professional liability risks. The Company does not believe that the restatement of prior year results will have a material effect on the Company's operating results for fiscal 2001.

 Litigation

   The Company is a party to certain material litigation. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                                                    | Reorganized
                                                             Predecessor Company                    |   Company
                                         ---------------------------------------------------------  | ------------
                                                        2000 Quarters                       First   |    Second
                                         -------------------------------------------       Quarter  |    Quarter
                                           First     Second       Third      Fourth         2001    |     2001
                                         --------   --------    --------    --------      --------  |   --------
                                                                           (Restated)               |
Revenues..............................   $715,456   $713,424    $717,253    $742,409      $752,409  |    $770,764
                                         --------   --------    --------    --------      --------  |    --------
                                                                                                    |
Salaries, wages and benefits..........    405,313    392,383     405,510     420,749       427,649  |     432,182
Supplies..............................     93,398     94,619      92,251      94,272        94,319  |      96,043
Rent..................................     76,220     76,788      77,870      76,931        76,995  |      64,580
Other operating expenses..............    119,796    119,977     132,552     131,445       126,701  |     127,655
Depreciation and amortization.........     17,902     18,168      17,464      20,011        18,645  |      15,886
Interest expense......................     16,239     14,663      14,415      15,114        14,000  |       8,463
Investment income.....................     (1,206)    (1,012)     (1,490)     (1,685)       (1,919) |      (3,438)
                                         --------   --------    --------    --------      --------  |    --------
                                          727,662    715,586     738,572     756,837       756,390  |     741,371
                                         --------   --------    --------    --------      --------  |    --------
Income (loss) before reorganization                                                                 |
  items and income taxes..............    (12,206)    (2,162)    (21,319)    (14,428)       (3,981) |      29,393
Reorganization items..................      3,065      2,530       4,745       2,296       (53,666) |           -
                                         --------   --------    --------    --------      --------  |    --------
                                                                                                    |
Income (loss) before income taxes.....    (15,271)    (4,692)    (26,064)    (16,724)       49,685  |      29,393
Provision for income taxes............        500        500         500         500           500  |      12,904
                                         --------   --------    --------    --------      --------  |    --------
                                                                                                    |
       Income (loss) from operations                                                                |
         before extraordinary items...    (15,771)    (5,192)    (26,564)    (17,224)       49,185  |      16,489
Extraordinary gain on                                                                               |
   extinguishment of debt.............          -          -           -           -       422,791  |       1,396
                                         --------   --------    --------    --------      --------  |    --------
       Net income (loss)..............    (15,771)    (5,192)    (26,564)    (17,224)      471,976  |      17,885
Preferred stock dividend                                                                            |
  requirements........................       (261)      (262)       (261)       (262)         (261) |           -
                                         --------   --------    --------    --------      --------  |    --------
        Income (loss) available to                                                                  |
            common stockholders.......   $(16,032)  $ (5,454)   $(26,825)   $(17,486)     $471,715  |    $ 17,885
                                         ========   ========    ========    ========      ========  |    ========
                                                                                                    |
Earnings (loss) per common share:                                                                   |
  Basic:                                                                                            |
    Income (loss) from operations                                                                   |
      before extraordinary items......   $  (0.23)  $  (0.08)   $  (0.38)   $  (0.25)     $   0.69  |    $   1.09
    Extraordinary gain on                                                                           |
      extinguishment of debt..........          -          -           -           -          6.02  |        0.09
                                         --------   --------    --------    --------      --------  |    --------
                                                                                                    |
        Net income (loss).............   $  (0.23)  $  (0.08)   $  (0.38)   $  (0.25)     $   6.71  |    $   1.18
                                         ========   ========    ========    ========      ========  |    ========
                                                                                                    |
   Diluted:                                                                                         |
    Income (loss) from operations                                                                   |
      before extraordinary items......   $  (0.23)  $  (0.08)   $  (0.38)   $  (0.25)     $   0.69  |    $   1.00
    Extraordinary gain on                                                                           |
      extinguishment of debt..........          -          -           -           -          5.90  |        0.08
                                         --------   --------    --------    --------      --------  |    --------
                                                                                                    |
        Net income (loss).............   $  (0.23)  $  (0.08)   $  (0.38)   $  (0.25)     $   6.59  |    $   1.08
                                         ========   ========    ========    ========      ========  |    ========
                                                                                                    |
Shares used in computing earnings                                                                   |
   (loss) per common share:                                                                         |
      Basic...........................     70,240     70,147      70,265      70,262        70,261  |      15,090
      Diluted.........................     70,240     70,147      70,265      70,262        71,656  |      16,533


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                                                            | Reorganized
                                                      Predecessor Company                   |   Company
                                     -----------------------------------------------------  | ------------
                                                   2000 Quarters                    First   |    Second
                                     ------------------------------------------    Quarter  |   Quarter
                                        First     Second      Third      Fourth     2001    |     2001
                                     --------   --------   --------    --------   --------  |  -----------
                                                                      (Restated)            |
Revenues:                                                                                   |
Health services division:                                                                   |
  Nursing centers..................  $412,703   $413,159   $420,588    $429,177   $429,523  |    $444,137
  Rehabilitation services..........    34,377     33,173     34,032      33,454     10,695  |       9,244
  Other ancillary services.........        (5)        (2)        (1)          8          -  |           -
  Elimination......................   (18,091)   (18,509)   (19,671)    (20,920)         -  |           -
                                     --------   --------   --------    --------   --------  |    --------
                                      428,984    427,821    434,948     441,719    440,218  |     453,381
Hospital division:                                                                          |
  Hospitals........................   253,591    250,027    244,391     259,938    271,984  |     276,112
  Pharmacy.........................    47,468     49,949     51,593      55,242     54,880  |      56,567
                                     --------   --------   --------    --------   --------  |    --------
                                      301,059    299,976    295,984     315,180    326,864  |     332,679
                                     --------   --------   --------    --------   --------  |    --------
                                      730,043    727,797    730,932     756,899    767,082  |     786,060
Elimination of pharmacy charges                                                             |
   to Company nursing centers......   (14,587)   (14,373)   (13,679)    (14,490)   (14,673) |     (15,296)
                                     --------   --------   --------    --------   --------  |    --------
                                                                                            |
                                     $715,456   $713,424   $717,253    $742,409   $752,409  |    $770,764
                                     ========   ========   ========    ========   ========  |    ========
                                                                                            |
Income (loss) from operations                                                               |
 before extraordinary items:                                                                |
Operating income (loss):                                                                    |
  Health services division:                                                                 |
     Nursing centers...............  $ 70,846   $ 77,482   $ 71,627    $ 58,783   $ 70,543  |    $ 78,735
     Rehabilitation services.......       490     (1,055)     2,841       5,771        690  |       1,809
     Other ancillary services......       130        242      2,687       1,678        250  |         103
                                     --------   --------   --------    --------   --------  |    --------
                                       71,466     76,669     77,155      66,232     71,483  |      80,647
   Hospital division:                                                                       |
     Hospitals.....................    56,029     52,178     47,915      49,736     54,778  |      55,685
     Pharmacy......................    (1,181)       808      1,094       6,700      6,176  |       6,036
                                     --------   --------   --------    --------   --------  |    --------
                                       54,848     52,986     49,009      56,436     60,954  |      61,721
                                     --------   --------   --------    --------   --------  |    --------
   Corporate overhead..............   (29,365)   (27,745)   (29,988)    (26,725)   (28,697) |     (27,484)
   Unusual transactions............         -      4,535     (9,236)          -          -  |           -
   Reorganization items............    (3,065)    (2,530)    (4,745)     (2,296)    53,666  |           -
                                     --------   --------   --------    --------   --------  |    --------
      Operating income.............    93,884    103,915     82,195      93,647    157,406  |     114,884
Rent...............................   (76,220)   (76,788)   (77,870)    (76,931)   (76,995) |     (64,580)
Depreciation and amortization......   (17,902)   (18,168)   (17,464)    (20,011)   (18,645) |     (15,886)
Interest, net......................   (15,033)   (13,651)   (12,925)    (13,429)   (12,081) |      (5,025)
                                     --------   --------   --------    --------   --------  |    --------
Income (loss) before income taxes..   (15,271)    (4,692)   (26,064)    (16,724)    49,685  |      29,393
Provision for income taxes.........       500        500        500         500        500  |      12,904
                                     --------   --------   --------    --------   --------  |    --------
                                                                                            |
                                     $(15,771)  $ (5,192)  $(26,564)   $(17,224)  $ 49,185  |    $ 16,489
                                     ========   ========   ========    ========   ========  |    ========


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


                           Operating Data (Continued)
                                  (Unaudited)
                                 (In thousands)

                                                                                    | Reorganized
                                                   Predecessor Company              |   Company
                                  ------------------------------------------------  | -----------
                                             2000 Quarters                  First   |   Second
                                  --------------------------------------   Quarter  |   Quarter
                                    First   Second     Third      Fourth     2001   |     2001
                                  -------  -------   -------     -------   -------  |   -------
                                                               (Restated)           |
Rent:                                                                               |
Health services division:                                                           |
  Nursing centers...............  $43,589  $43,888   $45,037     $44,288   $44,253  |     $40,190
  Rehabilitation services.......       69      130        80         150        39  |          27
  Other ancillary services......       20       17        33          44         -  |           3
                                  -------  -------   -------     -------   -------  |     -------
                                   43,678   44,035    45,150      44,482    44,292  |      40,220
Hospital division:                                                                  |
  Hospitals.....................   30,695   31,199    31,089      30,783    30,839  |      22,917
  Pharmacy......................      900      853       921         940       941  |         968
                                  -------  -------   -------     -------   -------  |     -------
                                   31,595   32,052    32,010      31,723    31,780  |      23,885
                                  -------  -------   -------     -------   -------  |     -------
Corporate.......................      947      701       710         726       923  |         475
                                  -------  -------   -------     -------   -------  |     -------
                                  $76,220  $76,788   $77,870     $76,931   $76,995  |     $64,580
                                  =======  =======   =======     =======   =======  |     =======
                                                                                    |
Depreciation and amortization:                                                      |
Health services division:                                                           |
  Nursing centers...............  $ 6,670  $ 6,720   $ 6,741     $ 7,765   $ 7,219  |     $ 5,055
  Rehabilitation services.......        3        1         2          (2)        -  |          11
  Other ancillary services......      285      263       (69)        134       129  |           -
                                  -------  -------   -------     -------   -------  |     -------
                                    6,958    6,984     6,674       7,897     7,348  |       5,066
Hospital division:                                                                  |
  Hospitals.....................    5,307    5,271     5,020       5,572     5,457  |       5,690
  Pharmacy......................      526      491       547         534       627  |         447
                                  -------  -------   -------     -------   -------  |     -------
                                    5,833    5,762     5,567       6,106     6,084  |       6,137
                                  -------  -------   -------     -------   -------  |     -------
Corporate.......................    5,111    5,422     5,223       6,008     5,213  |       4,683
                                  -------  -------   -------     -------   -------  |     -------
                                  $17,902  $18,168   $17,464     $20,011   $18,645  |     $15,886
                                  =======  =======   =======     =======   =======  |     =======
                                                                                    |
Capital expenditures:                                                               |
Health services division........  $ 2,908  $ 3,794   $ 5,611     $16,138   $ 7,962  |     $ 4,529
Hospital division...............    3,536    2,944     3,162      14,033     8,901  |       8,644
Corporate:                                                                          |
  Information systems...........    1,346    6,767    11,333       6,029     3,496  |       3,135
  Other.........................      460      568        16       1,343     1,679  |       9,331
                                  -------  -------   -------     -------   -------  |     -------
                                  $ 8,250  $14,073   $20,122     $37,543   $22,038  |     $25,639
                                  =======  =======   =======     =======   =======  |     =======


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)


                           Operating Data (Continued)
                                  (Unaudited)


                                                                                                     | Reorganized
                                                      Predecessor Company                            |   Company
                                  -----------------------------------------------------------------  | -----------
                                                         2000 Quarters                      First    |    Second
                                  -----------------------------------------------------    Quarter   |   Quarter
                                     First         Second           Third      Fourth       2001     |     2001
                                  ----------     ----------      ----------  ----------  ----------  |  ----------
Nursing Center Data:                                                                                 |
End of period data:                                                                                  |
   Number of nursing centers:                                                                        |
       Owned or leased..........         280            280             278         278         278  |        280
       Managed..................          40             41              39          34          35  |         35
                                  ----------     ----------      ----------  ----------  ----------  | ----------
                                         320            321             317         312         313  |        315
                                  ==========     ==========      ==========  ==========  ==========  | ==========
   Number of licensed beds:                                                                          |
       Owned or leased..........      36,653         36,677          36,465      36,466      36,469  |     36,746
       Managed..................       4,262          4,436           4,070       3,723       3,861  |      3,861
                                  ----------     ----------      ----------  ----------  ----------  | ----------
                                      40,915         41,113          40,535      40,189      40,330  |     40,607
                                  ==========     ==========      ==========  ==========  ==========  | ==========
Revenue mix %:                                                                                       |
   Medicare.....................          28             28              27          28          31  |         32
   Medicaid.....................          48             48              50          49          47  |         47
   Private and other............          24             24              23          23          22  |         21
                                                                                                     |
Patient days (excludes managed                                                                       |
   facilities):                                                                                      |
   Medicare.....................     398,329        382,933         381,890     378,782     411,783  |    417,065
   Medicaid.....................   1,918,732      1,917,429       1,960,359   1,939,047   1,860,256  |  1,871,895
   Private and other............     590,619        579,128         570,679     562,368     532,943  |    533,792
                                  ----------     ----------      ----------  ----------  ----------  | ----------
                                                                                                     |
                                   2,907,680      2,879,490       2,912,928   2,880,197   2,804,982  |  2,822,752
                                  ==========     ==========      ==========  ==========  ==========  | ==========
Revenues per patient day:                                                                            |
   Medicare.....................  $      292     $      301      $      301  $      321  $      325  | $      344
   Medicaid.....................         103            104             107         109         109  |        110
   Private and other............         167            171             169         171         175  |        176
   Weighted average.............         142            143             144         149         153  |        157
                                                                                                     |
Hospital Data:                                                                                       |
End of period data:                                                                                  |
   Number of hospitals..........          56             56              56          56          56  |         56
   Number of licensed beds......       4,931          4,880           4,886       4,886       4,867  |      4,867
                                                                                                     |
Revenue mix %:                                                                                       |
   Medicare.....................          58             53              56          53          56  |         56
   Medicaid.....................          10              9              12          11          11  |         11
   Private and other............          32             38              32          36          33  |         33
                                                                                                     |
Patient days:                                                                                        |
   Medicare.....................     188,063        177,083         167,946     171,060     185,731  |    182,906
   Medicaid.....................      31,964         33,416          34,052      35,322      34,872  |     34,799
   Private and other............      51,747         51,743          50,567      51,700      52,426  |     53,016
                                  ----------     ----------      ----------  ----------  ----------  | ----------
                                                                                                     |
                                     271,774        262,242         252,565     258,082     273,029  |    270,721
                                  ==========     ==========      ==========  ==========  ==========  | ==========
Revenues per patient day:                                                                            |
   Medicare.....................  $      782     $      754      $      814  $      808  $      820  | $      839
   Medicaid.....................         767            632             847         839         871  |        872
   Private and other............       1,584          1,845           1,557       1,782       1,703  |      1,742
   Weighted average.............         933            953             968       1,007         996  |      1,020


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   The following discussion of the Company's exposure to market risk contains "forward-looking statements" that involve risks and uncertainties. The information presented has been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

   The Company's only significant exposure to market risk is changes in LIBOR interest rates which affect the interest paid on its borrowings.

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



                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in thousands)


                                                   Expected Maturities                                   Fair
                                  --------------------------------------------------------------------   Value
                                   2001    2002        2003       2004    2005   Thereafter   Total      6/30/01
                                  -----   -----       -----      -----   -----   ----------   --------  --------
Liabilities:
Long-term debt, including
  amounts due within one year:
  Fixed rate....................  $ 350   $ 436       $ 197      $  72   $  48     $  1,433   $  2,536  $  2,930
    Average interest rate.......   10.1%   10.0%        9.6%       8.5%    8.8%         8.8%
  Variable rate.................  $   -   $   -       $   -      $   -   $   -     $300,000   $300,000  $280,500
    Average interest rate (a)



(a) Interest is payable, at the option of the Company, at one, two, three or six month LIBOR plus 4 1/2%.

                          Part II.  OTHER INFORMATION



Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. On March 1, 2001, the Bankruptcy Court approved the Company's fourth amended plan of reorganization filed with the Bankruptcy Court on December 14, 2000, as modified at the confirmation hearing. The order confirming the Amended Plan was signed on March 16, 2001 and entered on the docket of the Bankruptcy Court on March 19, 2001. The effective date of the Amended Plan was April 20, 2001. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

   As a result of the consummation of the Amended Plan, the Company believes that all known material disputes between the Company and Ventas have been resolved. The Amended Plan also provided for comprehensive mutual releases between the Company and Ventas, other than for obligations that the Company is assuming under the Amended Plan.

   The Company's subsidiary, formerly named TheraTx, Incorporated, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. The Company is defending the action vigorously.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the Company, Ventas and certain current and former executive officers of the Company and Ventas during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The Company is defending this action vigorously.

   The Company was informed by the DOJ that the Company and Ventas were the subjects of investigations into various Medicare reimbursement issues, including hospital cost reporting issues, billing practices for ancillary services and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. These investigations included some matters for which the Company indemnified Ventas in the Spin-off. In cases where neither the Company nor any of its subsidiaries are defendants but Ventas is the defendant, the Company agreed to defend and indemnify Ventas for such claims as part of the Spin-off. The Company cooperated fully in the investigations. All of these investigations have been resolved by the Government Settlement contained in the Amended Plan.

   The DOJ previously informed the Company that it had intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company, Ventas and the DOJ entered into the Government Settlement, which resolved all of the DOJ investigations including the pending qui tam actions, as part of the Amended Plan. The Government Settlement provides that within 30 days after the Effective Date, the Government will move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity. There can be no assurance that each court before which a qui tam action is pending will dismiss the case on the DOJ's motion. For a summary of the terms of the Government Settlement contained in the Amended Plan, see Note 3 of the Notes to the Condensed Consolidated Financial Statements.

   The following is a summary of the qui tam actions pending or previously pending against the Company and/or Ventas in which the DOJ intervened. Certain of the actions described below name other defendants in addition to the Company and Ventas.

    (a) The Company, Ventas and the Company's subsidiary, AXR, are defendants in a civil qui tam action styled United States ex rel. Doe v. American X-Rays Inc., et al., No. LR-C-95-332, pending in the United States District Court for the Eastern District of Arkansas and served on AXR on July 7, 1997. The DOJ intervened in the suit which was brought under the Federal Civil False Claims Act and added the Company and Ventas as defendants. The Company acquired an interest in AXR when Hillhaven was merged into the Company in September 1995 and purchased the remaining interest in AXR in February 1996. AXR provided portable X-ray services to nursing centers (including some of those operated by Ventas or the Company) and other healthcare providers. The civil suit alleges that AXR submitted false claims to the Medicare and Medicaid programs. The suit seeks damages in an amount of not less than $1,000,000, treble damages and civil penalties. The Company has defended this action vigorously. The court dismissed the action based upon the pending settlement between the DOJ, the Company and Ventas. In a related criminal investigation, the USAO indicted four former employees of AXR; those individuals were convicted of various fraud related counts in January 1999. AXR had been informed previously that it was not a target of the criminal investigation, and AXR was not indicted. However, the Company received several grand jury subpoenas for documents and witnesses which it moved to quash. The USAO has withdrawn the subpoenas which rendered the motion moot. The complaint against the Company, Ventas and AXR has been dismissed with prejudice as to the relators and the United States in accordance with the Government Settlement contained in the Amended Plan.

    (b) The Company's subsidiary, Medisave, Ventas and Hillhaven (former parent company to Medisave), are the defendants in a civil qui tam action styled United States ex rel. Danley v. Medisave Pharmacies, Inc., et al., No. CV-N-96-00170-HDM, filed in the United States District Court for the District of Nevada on March 15, 1996. The plaintiff alleges that Medisave, an institutional pharmacy provider, formerly owned by Ventas and owned by the Company since the Spin-off: (a) charged the Medicare program for unit dose drugs when bulk drugs were administered and charged skilled nursing facilities more for the same drugs for Medicare patients than for non-Medicare patients;
  (b) improperly claimed special dispensing fees that it was not entitled to under Medicaid; and (c) recouped unused drugs from skilled nursing facilities and returned these drugs to its stock without crediting Medicare or Medicaid, all in violation of the Federal Civil False Claims Act. The complaint also alleges that Medisave had a policy of offering kickbacks, such as free equipment, to skilled nursing centers to secure and maintain their business. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (c) Ventas and the Company's subsidiary, Vencare, among others, are defendants in the action styled United States ex rel. Roberts v. Vencor, Inc., et al., No. 3:97CV-349-J, filed in the United States District Court for the Western District of Kansas on June 25, 1996 and consolidated with the action styled United States of America ex rel. Meharg, et al. v. Vencor, Inc., et al., No. 3:98SC-737-H, filed in the United States District Court for the Middle District of Florida on June 4, 1998. The complaint alleges that the defendants knowingly submitted and conspired to submit false claims and statements to the Medicare program in connection with their purported provision of respiratory therapy services to skilled nursing center residents. The defendants allegedly billed Medicare for respiratory therapy services and supplies when those services were not medically necessary, billed for services not provided, exaggerated the time required to provide services or exaggerated the productivity of their therapists. It is further alleged that the defendants presented false claims and statements to the Medicare program in violation of the Federal Civil False Claims Act, by, among other things, allegedly causing skilled nursing centers with which they had respiratory therapy contracts, to present false claims to Medicare for respiratory therapy services and supplies. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaints. The two complaints have been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (d) In United States ex rel. Kneepkens v. Gambro Healthcare, Inc., et al., No. 97-10400-GAO, filed in the United States District Court for the District of Massachusetts on October 15, 1998, the Company's subsidiary, Transitional, and two unrelated entities, Gambro Healthcare, Inc. and Dialysis Holdings, Inc., are defendants in this suit alleging that they violated the Federal Civil False Claims Act and the Medicare and Medicaid antikickback, antifraud and abuse regulations and committed common law fraud, unjust enrichment and payment by mistake of fact. Specifically, the complaint alleges that a predecessor to Transitional formed a joint venture with Damon Clinical Laboratories to create and operate a clinical testing laboratory in Georgia that was then used to provide lab testing for dialysis patients, and that the joint venture billed at below cost in return for referral of substantially all non-routine testing in violation of Medicare and Medicaid antikickback and antifraud regulations. It is further alleged that a predecessor to Transitional and Damon Clinical Laboratories used multiple panel testing of end stage renal disease rather than single panel testing that allegedly resulted in the generation of additional revenues from Medicare and that the entities allegedly added non-routine tests to tests otherwise ordered by physicians that were not requested or medically necessary but resulted in additional revenue from Medicare in violation of the antikickback and antifraud regulations. Transitional has moved to dismiss the case. Transitional disputes the allegations in the complaint. The claims against Transitional have been dismissed with prejudice in accordance with the Government Settlement contained in the Amended Plan.

    (e) The Company and/or Ventas are defendants in the action styled United States ex rel. Huff and Dolan v. Vencor, Inc., et al., No. 97-4358 AHM (Mcx), filed in the United States District Court for the Central District of California on June 13, 1997. The plaintiff alleges that the defendant violated the Federal Civil False Claims Act by submitting false claims to the Medicare, Medicaid and CHAMPUS programs by allegedly: (a) falsifying patient bills and submitting the bills to the Medicare, Medicaid and CHAMPUS programs, (b) submitting bills for intensive and critical care not actually administered to patients, (c) falsifying patient charts in relation to the billing, (d) charging for physical therapy services allegedly not provided and pharmacy services allegedly provided by non-pharmacists, and (e) billing for sales calls made by nurses to prospective patients. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. Defendants dispute the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (f) Ventas is the defendant in the action styled United States ex rel. Brzycki v. Vencor, Inc., Civ. No. 97-451-JD, filed in the United States District Court for the District of New Hampshire on September 8, 1997. Ventas is alleged to have knowingly violated the Federal Civil False Claims Act by submitting and conspiring to submit false claims to the Medicare program. The complaint alleges that Ventas: (a) fabricated diagnosis codes by ordering medically unnecessary services, such as respiratory therapy; (b) changed referring physicians' diagnoses in order to qualify for Medicare reimbursement; and (c) billed Medicare for oxygen use by patients regardless of whether the oxygen was actually administered to particular patients. The complaint further alleges that Ventas paid illegal kickbacks to referring healthcare professionals in the form of medical consulting service agreements as an alleged inducement to refer patients, in violation of the Federal Civil False Claims Act, the antikickback and antifraud regulations and the Stark provisions. It is additionally alleged that Ventas consistently submitted Medicare claims for clinical services that were not performed or were performed at lower actual costs. The complaint seeks unspecified damages, civil penalties, attorneys' fees and costs. Ventas disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (g) United States ex rel. Lanford and Cavanaugh v. Vencor, Inc., et al., Civ. No. 97-CV-2845, was filed against Ventas in the United States District Court for the Middle District of Florida, on November 24, 1997. The United States intervened in this civil qui tam lawsuit on May 17, 1999. On July 23, 1999, the United States filed its amended complaint in the lawsuit and added the Company as a defendant. The lawsuit alleges that the Company and Ventas knowingly submitted false claims and false statements to the Medicare and Medicaid programs including, but not limited to, claims for reimbursement of costs for certain ancillary services performed in defendants' nursing centers and for third-party nursing center operators that the United States alleges are not properly reimbursable costs through the hospitals' cost reports. The lawsuit involves the

  Company's hospitals which were owned by Ventas prior to the Spin-off. The complaint does not specify the amount of damages sought. The Company and Ventas dispute the allegations in the amended complaint. The complaint has been dismissed with prejudice in accordance with the Government Settlement contained in the Amended Plan.

    (h) In United States ex rel. Harris and Young v. Vencor, Inc., et al., filed in the United States District Court for the Eastern District of Missouri on May 25, 1999, the defendants include the Company, Vencare, and Ventas. The defendants allegedly submitted and conspired to submit false claims for payment to the Medicare and CHAMPUS programs, in violation of the Federal Civil False Claims Act. According to the complaint, the Company, through its subsidiary, Vencare, allegedly (a) over billed for respiratory therapy services, (b) rendered medically unnecessary treatment, and (c) falsified supply, clinical and equipment records. The defendants also allegedly encouraged or instructed therapists to falsify clinical records and over prescribe therapy services. The complaint seeks treble damages, other unspecified damages, civil penalties, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The plaintiffs have filed an amended complaint with the court which removes all defendants associated with the Company or Ventas.

    (i) In United States ex rel. George Mitchell, et al. v. Vencor, Inc., et al., filed in the United States District Court for the Southern District of Ohio on August 13, 1999, the defendants, consisting of the Company and its two subsidiaries, Vencare and Kindred Hospice, Inc. (formerly Vencor Hospice, Inc.), are alleged to have violated the Federal Civil False Claims Act by obtaining improper reimbursement from Medicare concerning the treatment of hospice patients. Defendants are alleged to have obtained inflated Medicare reimbursement for admitting, treating and/or failing to discharge in a timely manner hospice patients who were not "hospice appropriate." The complaint further alleges that the defendants obtained inflated reimbursement for providing medications for these hospice patients. The complaint alleges damages in excess of $1,000,000. The Company disputes the allegations in the complaint. The complaint has been dismissed in accordance with the Government Settlement contained in the Amended Plan.

    (j) In Gary Graham, on Behalf of the United States of America v. Vencor Operating, Inc. et. al., filed in the United States District Court for the Southern District of Florida on or about June 8, 1999, the defendants, including the Company, its subsidiary, Kindred Healthcare Operating, Inc. (formerly Vencor Operating, Inc.), Ventas, Hillhaven and Medisave, are alleged to have presented or caused to be presented false or fraudulent claims for payment to the Medicare program in violation of, among other things, the Federal Civil False Claims Act. The complaint alleges that Medisave, a subsidiary of the Company which was transferred from Ventas to the Company in the Spin-off, systematically up-charged for drugs and supplies dispensed to Medicare patients. The complaint seeks unspecified damages, civil penalties, interest, attorneys' fees and other costs. The Company disputes the allegations in the complaint. The plaintiffs have filed an amended complaint with the court which removes all defendants associated with the Company or Ventas.

    (k) In United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously. On July 27, 2001, the court ordered that the DOJ be allowed to intervene in the action to effectuate the Government Settlement contained in the Amended Plan.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of the Company's management and may have a disruptive effect upon the Company's operations.


Item 2.  Changes in Securities

   The information required by this item is incorporated by reference to the information regarding material features of the Amended Plan contained in Note 3 of the Notes to Condensed Consolidated Financial Statements.


Item 5.  Other Information

   On July 17, 2001, Mr. Michael J. Embler was appointed to the Board of Directors to fill a vacancy created by the resignation of Mr. Jeff Altman. Mr. Altman resigned from the Board of Directors effective June 19, 2001.

   On August 14, 2001, the Company announced that it will restate certain of its previously issued consolidated financial statements. The Company recently determined that an oversight related to the allowance for professional liability risks had occurred in its consolidated financial statements beginning in 1998. The oversight resulted in the understatement of the provision for professional liability claims in 1998, 1999 and 2000 because the Company did not record a reserve for claims incurred but not reported at the respective balance sheet dates. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information related to the restatement.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         2.1 Fourth Amended Joint Plan of Reorganization of Vencor, Inc. And Affiliated Debtors Under Chapter 11 of the Bankruptcy Code.
              Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 16, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

         2.2 Findings of Fact, Conclusions of Law and Order Under 11 U.S.C. (S) 1129 And Rule 3020 of the Federal Rules of Bankruptcy Procedure Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc., et al., as signed by the United States Bankruptcy Court for the District of Delaware on March 16, 2001 and entered on the docket of the United States Bankruptcy Court for the District of Delaware on March 19, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 16, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

         3.1  Amended and Restated Certificate of Incorporation of the Company.
              Exhibit 3.1 to the Company's Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

         3.2 Amended and Restated Bylaws of the Company. Exhibit 3.2 to the Company's Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

         4.1 Articles IV, IX, X, and XII of the Amended and Restated Certificate of Incorporation of the Company is included in
              Exhibit 3.1.

         4.2 Warrant Agreement, dated as of April 20, 2001, between the Company and Wells Fargo Bank Minnesota, National Association, as Warrant Agent (including forms of Series A Warrant Certificate and Series B Warrant Certificate, respectively). Exhibit 4.1 to the Company's Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

         4.3 Vencor 2000 Stock Option Plan. Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

         4.4 Vencor Restricted Share Plan. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

         4.5 Kindred Healthcare, Inc. 2001 Stock Option Plan. Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 333-62022) is hereby incorporated by reference.

         4.6 Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors. Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-62022) is hereby incorporated by reference.

         4.7 Amendment No. One to Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors.

         10.1 $120,000,000 Credit Agreement dated as of April 20, 2001, among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, Morgan Guaranty Trust Company of New York, as Administrative Agent and Collateral Agent and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent.

         10.2 Credit Agreement Providing for the Issuance of $300,000,000 Senior Secured Notes due 2008 dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and Morgan Guaranty Trust Company of New York, as Collateral Agent and Administrative Agent.

         10.3 Registration Rights Agreement, dated April 20, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 10.1 to the Company's Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

    (a)  Exhibits (continued):

         10.4 Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant.

         10.5 Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant.

         10.6 Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant.

         10.7 Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant.

         10.8 Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc., and State Street Bank and Trust Company, as Escrow Agent.

         10.9 Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street Bank and Trust Company, N.A., as Trustee, dated April 20, 2001.

         10.10 Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

         10.11 Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001.

         10.12 Amendment No. One to the Company's Long-Term Incentive Plan, dated effective as of June 21, 2001.


    (b)  Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K on May 2, 2001 announcing that a change in control of the Company occurred as a result of the implementation of the Amended Plan.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KINDRED HEALTHCARE, INC.



Date:  August 14, 2001                  /s/  EDWARD L. KUNTZ
----------------------              ------------------------------------
                                         Edward L. Kuntz
                                     Chairman of the Board, Chief
                                     Executive Officer and President


Date:  August 14, 2001                /s/  RICHARD A. SCHWEINHART
----------------------              ------------------------------------
                                         Richard A. Schweinhart
                                     Senior Vice President and Chief
                                       Financial Officer (Principal
                                           Financial Officer)