Form 10-K405/A
period 2000-12-31
KINDRED HEALTHCARE INC
filed 2001-08-28
CIK 1060009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------
                                  FORM 10-K/A

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-14057

                               ----------------
                            KINDRED HEALTHCARE, INC.
                            (Formerly Vencor, Inc.)
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    43
 Item 3.  Legal Proceedings.............................................    43
 Item 4.  Submission of Matters to a Vote of Security Holders...........    49

 PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    50
 Item 6.  Selected Financial Data.......................................    51
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    52
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    67
 Item 8.  Financial Statements and Supplementary Data...................    68
 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    68

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    70

                                  INTRODUCTION

  On August 14, 2001, the Company announced that it will restate certain of its previously issued consolidated financial statements. The Company recently determined that an oversight related to the allowance for professional liability risks had occurred in its consolidated financial statements beginning in 1998. The oversight resulted in the understatement of the provision for professional liability claims in 1998, 1999 and 2000 because the Company did not record a reserve for claims incurred but not reported at the respective balance sheet dates. See Note 2 of the Notes to Consolidated Financial Statements for a description of the restatement and its effect on the Company's previously issued consolidated financial statements for 1998, 1999 and 2000.

  In addition, the Company revised its disclosure of future minimum lease payments under non-cancelable operating leases to exclude contingent rentals. See Note 12 of the Notes to Consolidated Financial Statements.

   This Annual Report on Form 10-K/A amends the Company's previously filed Annual Report on Form 10-K for the year ended December 31, 2000. Consolidated financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes resulting from the restatement.

                                     PART I

Item 1. Business

                                    GENERAL

  Kindred Healthcare, Inc. ("Kindred" or the "Company") (formerly Vencor, Inc. until April 20, 2001) provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2000, the Company's health services division operated 312 nursing centers (40,189 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,886 licensed beds) in 23 states and an institutional pharmacy business.

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

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company under four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

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

  This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "--Cautionary Statements."

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

 Events Leading to Reorganization

  The Company reported a net loss from operations in 1998 aggregating $578 million, resulting in certain financial covenant violations under the Company's $1.0 billion bank credit facility (the "Credit Agreement"). Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

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

Selected Health Services Division Operating Data

  The following table sets forth certain operating data for the health services division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands, except statistics):

                                                 Year Ended December 31,
                                           -----------------------------------
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Nursing centers:
     Revenues............................. $ 1,675,627 $ 1,594,244 $ 1,667,343
     Operating income (restated).......... $   278,738 $   169,128 $   213,036
     Facilities in operation at end of
      period:
       Owned or leased....................         278         282         278
       Managed............................          34          13          13
     Licensed beds at end of period:
       Owned or leased....................      36,466      36,912      36,701
       Managed............................       3,723       1,661       1,661
     Patient days (a).....................  11,580,295  11,656,439  11,939,266
     Revenues per patient day (a)......... $       145 $       137 $       140
     Average daily census (a).............      31,640      31,935      32,710
     Occupancy % (a)......................        86.1        86.8        87.3
   Rehabilitation services:
     Revenues............................. $   135,036 $   195,731 $   264,574
     Operating income (restated).......... $     8,047 $     2,891 $    18,398
   Other ancillary services:
     Revenues............................. $         - $    43,527 $   168,165
     Operating income..................... $     4,737 $     4,166 $    30,183

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

Selected Hospital Division Operating Data

  The following table sets forth certain operating data for the hospital division after reflecting the realignment of the former Vencare businesses for all periods presented (dollars in thousands, except statistics):

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2000      1999     1998
                                                   ---------- -------- --------
   Hospitals:
     Revenues..................................... $1,007,947 $850,548 $919,847
     Operating income (restated).................. $  205,858 $132,050 $247,272
     Facilities in operation at end of period.....         56       56       57
     Licensed beds at end of period...............      4,886    4,931    4,979
     Patient days.................................  1,044,663  982,301  947,488
     Revenues per patient day..................... $      965 $    866 $    971
     Average daily census.........................      2,854    2,691    2,596
     Occupancy %..................................       60.8     56.9     54.0
   Pharmacy:
     Revenues..................................... $  204,252 $171,493 $149,991
     Operating income (restated).................. $    7,421 $    342 $ 15,301

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

                             CAUTIONARY STATEMENTS

  This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act. All statements regarding the Company's expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, budgets, projected costs and capital expenditures, competitive position, growth opportunities, plans and objectives of management for future operations and words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below.

  Actual future results and trends for the Company may differ materially depending on a variety of factors discussed in this "Cautionary Statements" section and elsewhere in this Annual Report on Form 10-K/A. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the following:

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

Item 6. Selected Financial Data

                            KINDRED HEALTHCARE, INC.
                            (Formerly Vencor, Inc.)
                            SELECTED FINANCIAL DATA
                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
          (In thousands, except for per share amounts and statistics)

                                      (Restated)
                          -------------------------------------
                             2000         1999         1998         1997         1996
                          -----------  -----------  -----------  -----------  -----------
Statement of Operations
 Data:
Revenues................  $ 2,888,542  $ 2,665,641  $ 2,999,739  $ 3,116,004  $ 2,577,783
                          -----------  -----------  -----------  -----------  -----------
Salaries, wages and
 benefits...............    1,623,955    1,566,227    1,753,023    1,788,053    1,490,938
Supplies................      374,540      347,789      340,053      347,127      303,463
Rent....................      307,809      305,120      234,144       89,474       77,795
Other operating
 expenses...............      503,770      964,413      947,889      446,340      489,155
Depreciation and
 amortization...........       73,545       93,196      124,617      123,865       99,533
Interest expense........       60,431       80,442      107,008      102,736       45,922
Investment income.......       (5,393)      (5,188)      (4,688)      (6,057)     (12,203)
                          -----------  -----------  -----------  -----------  -----------
                            2,938,657    3,351,999    3,502,046    2,891,538    2,494,603
                          -----------  -----------  -----------  -----------  -----------
Income (loss) before
 reorganization costs
 and income taxes.......      (50,115)    (686,358)    (502,307)     224,466       83,180
Reorganization costs....       12,636       18,606            -            -            -
                          -----------  -----------  -----------  -----------  -----------
Income (loss) before
 income taxes...........      (62,751)    (704,964)    (502,307)     224,466       83,180
Provision for income
 taxes..................        2,000          500       76,099       89,338       35,175
                          -----------  -----------  -----------  -----------  -----------
Income (loss) from
 operations.............      (64,751)    (705,464)    (578,406)     135,128       48,005
Cumulative effect of
 change in accounting
 for start-up costs.....            -       (8,923)           -            -            -
Extraordinary loss on
 extinguishment of debt,
 net of income taxes....            -            -      (77,937)      (4,195)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $   (64,751) $  (714,387) $  (656,343) $   130,933  $    48,005
                          ===========  ===========  ===========  ===========  ===========
Earnings (loss) per
 common share:
Basic:
 Income (loss) from
  operations............  $     (0.94) $    (10.03) $     (8.47) $      1.96  $      0.69
 Cumulative effect of
  change in accounting
  for start-up costs....            -        (0.13)           -            -            -
 Extraordinary loss on
  extinguishment of
  debt..................            -            -        (1.14)       (0.06)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $     (0.94) $    (10.16) $     (9.61) $      1.90  $      0.69
                          ===========  ===========  ===========  ===========  ===========
Diluted:
 Income (loss) from
  operations............  $     (0.94) $    (10.03) $     (8.47) $      1.92  $      0.68
 Cumulative effect of
  change in accounting
  for start-up costs....            -        (0.13)           -            -            -
 Extraordinary loss on
  extinguishment of
  debt..................            -            -        (1.14)       (0.06)           -
                          -----------  -----------  -----------  -----------  -----------
 Net income (loss)......  $     (0.94) $    (10.16) $     (9.61) $      1.86  $      0.68
                          ===========  ===========  ===========  ===========  ===========
Shares used in computing
 earnings (loss) per
 common share:
 Basic..................       70,229       70,406       68,343       68,938       69,704
 Diluted................       70,229       70,406       68,343       70,359       70,702
Financial Position:
Working capital
 (deficit)..............  $   267,161  $   195,011  $  (682,569) $   431,113  $   316,615
Assets..................    1,334,414    1,235,974    1,774,372    3,334,739    1,968,856
Long-term debt..........            -            -        6,600    1,919,624      710,507
Long-term debt in
 default classified as
 current................            -            -      760,885            -            -
Liabilities subject to
 compromise.............    1,260,373    1,159,417            -            -            -
Stockholders' equity
 (deficit)..............     (471,734)    (406,022)     307,747      905,350      797,091
Operating Data:
Number of nursing
 centers:
 Owned or leased........          278          282          278          296          297
 Managed................           34           13           13           13           16
Number of nursing center
 licensed beds:
 Owned or leased........       36,466       36,912       36,701       38,694       37,444
 Managed................        3,723        1,661        1,661        1,689        2,175
Number of nursing center
 patient days (a).......   11,580,295   11,656,439   11,939,266   12,622,238   12,566,763
Nursing center occupancy
 % (a)..................         86.1         86.8         87.3         90.5         91.9
Number of hospitals.....           56           56           57           60           38
Number of hospital
 licensed beds..........        4,886        4,931        4,979        5,273        3,325
Number of hospital
 patient days...........    1,044,663      982,301      947,488      767,810      586,144
Hospital occupancy %....         60.8         56.9         54.0         52.9         53.7

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

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's recent operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (a) the Company's ability to comply with the terms of the DIP Financing, (b) consummation of the Amended Plan, (c) the Company's ability to achieve profitable operations after such consummation, and (d) the Company's ability to generate sufficient cash from operations to meet its obligations. The Amended Plan and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements.

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

Results of Operations

  A summary of key operating data follows (dollars in thousands):

                                                Year Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Revenues:
Health services division:
 Nursing centers........................  $ 1,675,627  $ 1,594,244  $ 1,667,343
 Rehabilitation services................      135,036      195,731      264,574
 Other ancillary services...............            -       43,527      168,165
 Elimination............................      (77,191)    (128,267)    (124,500)
                                          -----------  -----------  -----------
                                            1,733,472    1,705,235    1,975,582
Hospital division:
 Hospitals..............................    1,007,947      850,548      919,847
 Pharmacy...............................      204,252      171,493      149,991
                                          -----------  -----------  -----------
                                            1,212,199    1,022,041    1,069,838
                                          -----------  -----------  -----------
                                            2,945,671    2,727,276    3,045,420
Elimination of pharmacy charges to
 Company nursing centers................      (57,129)     (61,635)     (45,681)
                                          -----------  -----------  -----------
                                          $ 2,888,542  $ 2,665,641  $ 2,999,739
                                          ===========  ===========  ===========
Income (loss) from operations
 (restated):
Operating income (loss):
 Health services division:
 Nursing centers........................  $   278,738  $   169,128  $   213,036
 Rehabilitation services................        8,047        2,891       18,398
 Other ancillary services...............        4,737        4,166       30,183
                                          -----------  -----------  -----------
                                              291,522      176,185      261,617
 Hospital division:
 Hospitals..............................      205,858      132,050      247,272
 Pharmacy...............................        7,421          342       15,301
                                          -----------  -----------  -----------
                                              213,279      132,392      262,573
 Corporate overhead.....................     (113,823)    (108,947)    (126,291)
 Unusual transactions...................       (4,701)    (412,418)    (439,125)
 Reorganization costs...................      (12,636)     (18,606)           -
                                          -----------  -----------  -----------
  Operating income (loss)...............      373,641     (231,394)     (41,226)
Rent....................................     (307,809)    (305,120)    (234,144)
Depreciation and amortization...........      (73,545)     (93,196)    (124,617)
Interest, net...........................      (55,038)     (75,254)    (102,320)
                                          -----------  -----------  -----------
Loss before income taxes................      (62,751)    (704,964)    (502,307)
Provision for income taxes..............        2,000          500       76,099
                                          -----------  -----------  -----------
                                          $   (64,751) $  (705,464) $  (578,406)
                                          ===========  ===========  ===========
Nursing center data:
Revenue mix %:
 Medicare...............................         27.9         26.1         29.3
 Medicaid...............................         48.8         48.7         44.7
 Private and other......................         23.3         25.2         26.0
Patient days:
 Medicare...............................    1,541,934    1,436,288    1,498,968
 Medicaid...............................    7,735,567    7,718,963    7,746,401
 Private and other......................    2,302,794    2,501,188    2,693,897
                                          -----------  -----------  -----------
                                           11,580,295   11,656,439   11,939,266
                                          ===========  ===========  ===========
Average daily census....................       31,640       31,935       32,710
Occupancy %.............................         86.1         86.8         87.3

Hospital data:
Revenue mix %:
 Medicare...............................         55.1         58.3         58.5
 Medicaid...............................         10.3         10.5          9.7
 Private and other......................         34.6         31.2         31.8
Patient days:
 Medicare...............................      704,152      669,976      647,283
 Medicaid...............................      134,754      119,849      121,538
 Private and other......................      205,757      192,476      178,667
                                          -----------  -----------  -----------
                                            1,044,663      982,301      947,488
                                          ===========  ===========  ===========
Average daily census....................        2,854        2,691        2,596
Occupancy %.............................         60.8         56.9         54.0

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

  Nursing center operating income in 2000 totaled $279 million compared to $169 million in 1999. A substantial portion of the improvement resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment and growth in revenues. In addition, the provision for doubtful accounts declined in 2000 to $23 million from $51 million last year as a result of improved collection processes.

  Nursing center operating income in 1999 declined 21% from $213 million in 1998. The decline was primarily attributable to reductions in Medicare reimbursement under PPS. While the Company achieved some operating efficiencies in 1999 in response to PPS, expenses related to professional liability risks and doubtful accounts increased substantially. Professional liability costs aggregated $45 million in 1999 compared to $18 million in 1998, while costs for doubtful accounts increased to $51 million in 1999 from $17 million in 1998.

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

  Rehabilitation services reported operating income of $8 million in 2000 compared to $3 million in 1999 and $18 million in 1998. Operating results for both 2000 and 1999 were adversely impacted by the decline in revenues. A significant portion of operating income in 2000 resulted from favorable adjustments for doubtful accounts based on collections from past due customers. In addition, effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximated the costs of providing such services. Accordingly, fiscal 2000 operating results do not reflect any operating income related to intercompany transactions. Operating results in 1999 also were negatively impacted as a result of a $26 million increase in the provision for doubtful accounts. Operating results in 1998 include a $12 million charge related to third-party reimbursements. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may continue to decline in 2001.

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

  Hospital operating income in 2000 totaled $206 million compared to $132 million in 1999 and $247 million in 1998. Excluding the previously discussed third-party reimbursement issues, operating income totaled $226 million in 2000, $192 million in 1999 and $201 million in 1998. Growth in adjusted operating income in 2000 was primarily attributable to revenue growth. Adjusted operating income declined in 1999 compared to 1998 as a result of growth in labor costs.

Hospital Division--Pharmacy

  Revenues increased 19% in 2000 to $204 million and 14% in 1999 to $171 million. The increase in both periods resulted primarily from growth in the number of nursing center customers and, in 1999, from price increases to Company-operated nursing centers.

  The Company's pharmacies reported operating income of $7 million in 2000 compared to $342,000 in 1999 and $15 million in 1998. Operating income in 1999 was reduced by a $11 million increase in the provision for doubtful accounts compared to the prior year. Operating results in 1998 include the effect of approximately $8 million of charges recorded in the fourth quarter related to accounts receivable. Management believes that operating income in both 2000 and 1999 was adversely impacted by pricing pressures associated with PPS for external customers.

Corporate Overhead

  Operating income for the Company's operating divisions excludes allocations of corporate overhead. These costs aggregated $114 million, $109 million and $126 million during each of the last three years, respectively. As a percentage of revenues (before eliminations), corporate overhead totaled 3.9% in 2000, 4.0% in 1999 and 4.1% in 1998.

Unusual Transactions

  Operating results for each of the last three years include certain unusual transactions. These transactions are included in other operating expenses in the consolidated statement of operations (unless otherwise indicated) for the respective periods in which they were recorded. See Note 6 of the Notes to Consolidated Financial Statements.

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

  Realignment of Vencare division--As discussed in Note 4 of the Notes to Consolidated Financial Statements, the Company realigned the Vencare ancillary services division in the fourth quarter of 1999. As a result, the Company recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

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
                                                    ======     ======    ======

  In addition to the above impairment charges, the amortization period for the remaining goodwill associated with the Company's rehabilitation therapy business was reduced from forty years to seven years, effective October 1, 1998. Management believed that the provisions of the Budget Act altered the expected long-term cash flows and business prospects associated with this business to such an extent that a shorter amortization period was deemed appropriate. The change in the amortization period resulted in an additional pretax charge to operations of $6.4 million in the fourth quarter of 1998. In the fourth quarter of 1999, in connection with the realignment of Vencare, the Company wrote off all of the goodwill associated with the rehabilitation therapy business. See Note 6 of the Notes to Consolidated Financial Statements.

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

  In addition to the unusual transactions previously discussed, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                                              (Restated)
                         -----------------------------------------------------
                          Health Services
                             Division      Hospital Division
                         ----------------- ------------------
                         Nursing Ancillary
                         Centers Services  Hospitals Pharmacy Corporate Total
                         ------- --------- --------- -------- --------- ------
1999
  (Income)/expense
  Provision for doubtful
   accounts.............  $40.2    $26.8     $ 6.5    $ 8.9             $ 82.4
  Medicare supplement
   insurance disputes...                      18.8                        18.8
  Third-party
   reimbursements and
   contractual
   allowances, including
   amounts due from
   government agencies
   and other payors that
   are subject to
   dispute..............    2.0               59.6                        61.6
  Professional liability
   risks................   14.7      0.4       1.8      0.1               17.0
  Employee benefits.....   (6.3)    (1.5)     (1.8)                       (9.6)
  Incentive
   compensation.........    2.2               (1.9)    (1.1)              (0.8)
  Inventories...........    0.9                         6.3                7.2
  Other.................    1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                          -----    -----     -----    -----     -----   ------
                          $55.4    $25.3     $85.0    $ 9.8     $(2.8)  $172.7
                          =====    =====     =====    =====     =====   ======

                                               (Restated)
                          ----------------------------------------------------
                           Health Services
                              Division      Hospital Division
                          ----------------- ------------------
                          Nursing Ancillary
                          Centers Services  Hospitals Pharmacy Corporate Total
                          ------- --------- --------- -------- --------- -----
1998
  (Income)/expense
  Provision for doubtful
   accounts..............  $14.0    $ 6.8     $ 5.7    $ 2.5             $29.0
  Third-party
   reimbursements and
   contractual
   allowances, including
   amounts due from
   government agencies
   and other payors that
   are subject to
   dispute...............    4.8     11.5      11.4                       27.7
  Change in goodwill
   amortization period
   related to
   rehabilitation therapy
   business..............             6.4                                  6.4
  Taxes other than
   income................                                        $ 6.4     6.4
  Professional liability
   risks.................    3.5      0.2       1.8                        5.5
  Compensated absences...    2.1      1.3      (0.8)               0.7     3.3
  Incentive
   compensation..........   (1.0)    (0.4)     (0.8)    (0.1)     (2.9)   (5.2)
  Litigation and
   regulatory actions....                                          3.5     3.5
  Miscellaneous
   receivables...........                                5.2               5.2
  Gain on sale of
   assets................            (2.0)                                (2.0)
  Other..................    1.2      0.4      (1.0)     0.3       3.7     4.6
                           -----    -----     -----    -----     -----   -----
                           $24.6    $24.2     $16.3    $ 7.9     $11.4   $84.4
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

  In addition, the Company recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in the Company's nursing center business during 1999. Management believes that cost increases for professional liability risks are negatively impacting other providers in the long-term healthcare industry and expects that the Company's operating results in the future may be impacted negatively by additional professional liability costs. See Note 10 of the Notes to Consolidated Financial Statements.

Income Taxes

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $512 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon those revised forecasts, management did not believe that the

Company could generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. Accordingly, the Company recorded a deferred tax valuation allowance aggregating $205 million in the fourth quarter of 1998. Deferred tax valuation allowances recorded in 1999 and 2000 totaled $155 million and $12 million, respectively. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 2000 totaled $372 million. See Note 9 of the Notes to Consolidated Financial Statements.

Consolidated Results

  The Company reported a pretax loss from operations before reorganization costs of $50 million in 2000 compared to $686 million in 1999 and $502 million in 1998. Reorganization costs in 2000 and 1999 aggregating $13 million and $19 million, respectively, principally comprised professional fees and, in 1999, certain management incentive payments incurred in connection with the Company's restructuring activities.

  The net loss from operations in 2000 totaled $65 million compared to $705 million in 1999 and $578 million in 1998 (including charges to record the deferred tax valuation allowance).

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

  The Company reported a net loss from operations in 1998 aggregating $578 million, resulting in certain financial covenant violations under the Company's $1.0 billion Credit Agreement. Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

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

  As a result of the uncertainty related to the Chapter 11 Cases, the original report of the Company's independent accountants, PricewaterhouseCoopers LLP, referred to the Company's ability to continue as a going concern at December 31, 2000 and December 31, 1999. As a result of the Company's net loss in 1998, its working capital deficiency and its covenant defaults under the Credit Agreement at December 31, 1998, the report of the Company's former independent accountants, Ernst & Young LLP, refers to the Company's ability to continue as a going concern at December 31, 1998.

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

Item 8. Financial Statements and Supplementary Data

  The information required by this Item 8 is included in appendix pages F-2 through F-49 of this Annual Report on Form 10-K/A.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements (restated):
  Consolidated Statement of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  F-4
  Consolidated Balance Sheet, December 31, 2000 and 1999..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-48
Financial Statement Schedule (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 2000, 1999 and 1998....................................... F-49

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

(d) Financial Statement Schedules.

   The response to this portion of Item 14 is included in appendix page F-49 of this Report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2001                     Kindred Healthcare, Inc.

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

              Signature                            Title                    Date
              ---------                            -----                    ----

         /s/ James Bolin               Director                        August 28, 2001
______________________________________
             James Bolin

      /s/ Michael J. Embler            Director                        August 28, 2001
______________________________________
          Michael J. Embler

      /s/ Garry N. Garrison            Director                        August 28, 2001
______________________________________
          Garry N. Garrison

        /s/ Isaac Kaufman              Director                        August 28, 2001
______________________________________
            Isaac Kaufman

                                       Director
______________________________________
            John H. Klein

       /s/ Edward L. Kuntz             Chairman of the Board, Chief    August 28, 2001
______________________________________  Executive Officer and
           Edward L. Kuntz              President (Principal
                                        Executive Officer)

    /s/ Richard A. Lechleiter          Vice President, Finance,        August 28, 2001
______________________________________  Corporate Controller and
        Richard A. Lechleiter           Treasurer (Principal
                                        Accounting Officer)

   /s/ Richard A. Schweinhart          Senior Vice President and       August 28, 2001
______________________________________  Chief Financial Officer
        Richard A. Schweinhart          (Principal Financial
                                        Officer)

                                       Director
______________________________________
             David Tepper

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP......................................  F-2
Report of Ernst & Young LLP...............................................  F-3
Consolidated Financial Statements (restated):
  Consolidated Statement of Operations for the years ended December 31,
   2000, 1999 and 1998....................................................  F-4
  Consolidated Balance Sheet, December 31, 2000 and 1999..................  F-5
  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.................................  F-6
  Consolidated Statement of Cash Flows for the years ended December 31,
   2000, 1999 and 1998....................................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
  Quarterly Consolidated Financial Information (Unaudited)................ F-48
Financial Statement Schedule (a):
  Schedule II--Valuation and Qualifying Accounts for the years ended
   December 31, 2000,
   1999 and 1998.......................................................... F-49

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                      REPORT OF PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and Stockholders of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 2, present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. (formerly Vencor, Inc.) and its subsidiaries at December 31, 2000 and
December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our original report, we included an explanatory paragraph regarding to the Company's ability to continue as a going concern. As discussed in Note 22 to the consolidated financial statements, the Company emerged from bankruptcy effective April 20, 2001, alleviating substantial doubt about the Company's ability to continue as a going concern.

                                          /s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 16, 2001, except for Note 22,
 as to which the date is April 20,
 2001, and Notes 2 and 10, as to
 which the date is August 22, 2001

                          REPORT OF ERNST & YOUNG LLP

To the Board of Directors and Stockholders
Kindred Healthcare, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Kindred Healthcare, Inc. (formerly Vencor, Inc.) for the year ended December 31, 1998. Our audit also included the 1998 financial statement schedule listed on page F-1. These financial statements and schedule for 1998 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kindred Healthcare, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying 1998 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company incurred a net loss in 1998 and was not in compliance with certain covenants of a loan agreement at December 31, 1998. In addition, the Company had a working capital deficiency at December 31, 1998. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The 1998 consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Louisville, Kentucky
April 13, 1999, except for Note 2,
 as to which the date is August 22,
 2001

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)

                                                  (Restated--see Note 2)
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Revenues...................................  $2,888,542  $2,665,641  $2,999,739
                                             ----------  ----------  ----------
Salaries, wages and benefits...............   1,623,955   1,566,227   1,753,023
Supplies...................................     374,540     347,789     340,053
Rent.......................................     307,809     305,120     234,144
Other operating expenses...................     503,770     964,413     947,889
Depreciation and amortization..............      73,545      93,196     124,617
Interest expense...........................      60,431      80,442     107,008
Investment income..........................      (5,393)     (5,188)     (4,688)
                                             ----------  ----------  ----------
                                              2,938,657   3,351,999   3,502,046
                                             ----------  ----------  ----------
Loss before reorganization costs and
 income taxes..............................     (50,115)   (686,358)   (502,307)
Reorganization costs.......................      12,636      18,606           -
                                             ----------  ----------  ----------
Loss before income taxes...................     (62,751)   (704,964)   (502,307)
Provision for income taxes.................       2,000         500      76,099
                                             ----------  ----------  ----------
Loss from operations.......................     (64,751)   (705,464)   (578,406)
Cumulative effect of change in accounting
 for start-up costs........................           -      (8,923)          -
Extraordinary loss on extinguishment of
 debt, net of income tax
 benefit of $48,789........................           -           -     (77,937)
                                             ----------  ----------  ----------
      Net loss.............................     (64,751)   (714,387)   (656,343)
Preferred stock dividend requirements......      (1,046)     (1,046)       (697)
                                             ----------  ----------  ----------
      Loss available to common
       stockholders........................  $  (65,797) $ (715,433) $ (657,040)
                                             ==========  ==========  ==========
Loss per common share:
  Basic:
    Loss from operations...................  $    (0.94) $   (10.03) $    (8.47)
    Cumulative effect of change in
     accounting for start-up costs.........           -       (0.13)          -
    Extraordinary loss on extinguishment
     of debt...............................           -           -       (1.14)
                                             ----------  ----------  ----------
      Net loss.............................  $    (0.94) $   (10.16) $    (9.61)
                                             ==========  ==========  ==========
  Diluted:
    Loss from operations...................  $    (0.94) $   (10.03) $    (8.47)
    Cumulative effect of change in
     accounting for start-up costs.........           -       (0.13)          -
    Extraordinary loss on extinguishment
     of debt...............................           -           -       (1.14)
                                             ----------  ----------  ----------
      Net loss.............................  $    (0.94) $   (10.16) $    (9.61)
                                             ==========  ==========  ==========
Shares used in computing loss per common
 share:
  Basic....................................      70,229      70,406      68,343
  Diluted..................................      70,229      70,406      68,343

                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999
                    (In thousands, except per share amounts)

                                                            (Restated)
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $   184,642  $   148,350
  Accounts receivable less allowance for loss of
   $139,445--2000 and $180,055--1999.................     322,483      324,135
  Inventories........................................      29,707       28,956
  Insurance subsidiary investments...................      62,453       16,483
  Other..............................................      96,567       73,960
                                                      -----------  -----------
                                                          695,852      591,884
Property and equipment, at cost:
  Land...............................................      26,380       26,002
  Buildings..........................................     248,175      215,508
  Equipment..........................................     389,824      330,925
  Construction in progress (estimated cost to
   complete and equip after December 31, 2000--$8
   million)..........................................      29,207       42,725
                                                      -----------  -----------
                                                          693,586      615,160
  Accumulated depreciation...........................    (300,881)    (243,526)
                                                      -----------  -----------
                                                          392,705      371,634

Goodwill less accumulated amortization of $28,779--
 2000 and $17,817--1999..............................     159,277      173,818
Other................................................      86,580       98,638
                                                      -----------  -----------
                                                      $ 1,334,414  $ 1,235,974
                                                      ===========  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................... $   115,468  $   101,219
  Salaries, wages and other compensation.............     184,860      159,482
  Due to third-party payors..........................      44,561       52,205
  Other accrued liabilities..........................      83,802       83,967
                                                      -----------  -----------
                                                          428,691      396,873

Professional liability risks.........................     101,209       72,785
Deferred credits and other liabilities...............      14,132       11,178
Liabilities subject to compromise....................   1,260,373    1,159,417
Series A preferred stock (subject to compromise).....       1,743        1,743

Contingencies

Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; authorized 10,000
   shares; none issued and outstanding...............           -            -
  Common stock, $0.25 par value; authorized 180,000
   shares; issued 70,261 shares--2000 and
   70,278 shares--1999...............................      17,565       17,570
  Capital in excess of par value.....................     667,168      667,078
  Accumulated deficit................................  (1,156,467)  (1,090,670)
                                                      -----------  -----------
                                                         (471,734)    (406,022)
                                                      -----------  -----------
                                                      $ 1,334,414  $ 1,235,974
                                                      ===========  ===========

                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                              Shares
                          ----------------   Par     Capital
                                   Common   Value      in       Retained     Common
                          Common  Treasury Common   Excess of   Earnings    Treasury
                          Stock    Stock    Stock   Par Value   (Deficit)     Stock      Total
                          ------  -------- -------  ---------  -----------  ---------  ---------
                                                               (Restated)
Balances, December 31,
 1997...................  73,470   (6,159) $18,368  $ 766,078  $   281,803  $(160,899) $ 905,350
 Net loss...............                                          (656,343)             (656,343)
 Non-cash spin-off
  transactions with
  Ventas, Inc.:
 Property and equipment,
  net...................                             (953,534)                          (953,534)
 Long-term debt.........                              991,768                            991,768
 Common treasury stock..  (5,917)   5,917   (1,479)  (156,390)                157,869          -
 Series A preferred
  stock.................                              (17,700)                           (17,700)
 Deferred income taxes..                               15,907                             15,907
 Issuance of common
  stock in connection
  with employee benefit
  plans.................   2,593      242      648     14,396                   3,030     18,074
 Preferred stock
  dividend
  requirements..........                                              (697)                 (697)
 Other..................                                4,922                              4,922
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1998...................  70,146        -   17,537    665,447     (375,237)         -    307,747
 Net loss...............                                          (714,387)             (714,387)
 Issuance of common
  stock in connection
  with employee benefit
  plans.................     132                33        309                                342
 Preferred stock
  dividend
  requirements..........                                            (1,046)               (1,046)
 Other..................                                1,322                              1,322
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 1999...................  70,278        -   17,570    667,078   (1,090,670)         -   (406,022)
 Net loss...............                                           (64,751)         -    (64,751)
 Issuance (forfeiture)
  of common stock in
  connection with
  employee benefit
  plans.................     (17)               (5)        35                                 30
 Preferred stock
  dividend
  requirements..........                                            (1,046)               (1,046)
 Other..................                                   55                                 55
                          ------   ------  -------  ---------  -----------  ---------  ---------
Balances, December 31,
 2000...................  70,261        -  $17,565  $ 667,168  $(1,156,467) $       -  $(471,734)
                          ======   ======  =======  =========  ===========  =========  =========



                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                                        (Restated)
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net loss..................................... $ (64,751) $(714,387) $(656,343)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization................    73,545     93,196    124,617
 Provision for doubtful accounts..............    28,911    114,578     55,561
 Deferred income taxes........................         -          -     71,496
 Extraordinary loss on extinguishment of
  debt........................................         -          -    126,726
 Unusual transactions.........................     4,701    411,615    506,003
 Gain on sale of investment in Atria
  Communities, Inc............................         -          -    (98,461)
 Reorganization costs.........................    12,636     18,606          -
 Cumulative effect of change in accounting
  for start-up costs..........................         -      8,923          -
 Other........................................    17,166     19,247      2,173
 Change in operating assets and liabilities:
  Accounts receivable.........................   (21,590)    90,428     43,649
  Inventories and other assets................   (20,154)     5,868    (11,920)
  Accounts payable............................    15,639     25,580     52,437
  Income taxes................................     2,961      6,431    (17,167)
  Due to third-party payors...................    (4,278)    99,370    155,333
  Other accrued liabilities...................   149,279     67,616    (30,908)
                                               ---------  ---------  ---------
   Net cash provided by operating activities
    before reorganization costs...............   194,065    247,071    323,196
 Payment of reorganization costs..............    (8,525)   (15,684)         -
                                               ---------  ---------  ---------
   Net cash provided by operating activities..   185,540    231,387    323,196
                                               ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment...........   (79,988)  (111,493)  (267,288)
 Other acquisitions...........................         -          -    (24,227)
 Sale of investment in Atria Communities,
  Inc.........................................         -          -    177,500
 Sale of investment in Colorado MEDtech,
  Inc.........................................         -          -     22,001
 Sale of other assets.........................    15,241     12,289     37,827
 Surety bond deposits.........................    (4,647)   (17,213)         -
 Series A preferred stock loans...............         -          -    (15,930)
 Net change in investments....................   (46,904)     6,377     13,164
 Other........................................     1,731     (2,548)    (5,203)
                                               ---------  ---------  ---------
   Net cash used in investing activities......  (114,567)  (112,588)   (62,156)
                                               ---------  ---------  ---------
Cash flows from financing activities:
 Net change in borrowings under revolving
  lines of credit.............................         -     55,000   (251,146)
 Issuance of long-term debt...................         -          -    700,000
 Net proceeds from senior subordinated notes
  offerings...................................         -          -    294,000
 Redemption of senior subordinated notes......         -          -   (732,547)
 Repayment of long-term debt..................   (18,696)   (26,776)  (281,316)
 Payment of debtor-in-possession deferred
  financing costs.............................    (1,226)    (3,752)         -
 Payment of other deferred financing costs....         -     (2,068)   (11,334)
 Other........................................   (14,759)   (27,404)       227
                                               ---------  ---------  ---------
   Net cash used in financing activities......   (34,681)    (5,000)  (282,116)
                                               ---------  ---------  ---------
Change in cash and cash equivalents...........    36,292    113,799    (21,076)
Cash and cash equivalents at beginning of
 period.......................................   148,350     34,551     55,627
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 184,642  $ 148,350  $  34,551
                                               =========  =========  =========
Supplemental information:
 Interest payments............................ $  11,930  $  35,783  $ 129,395
 Income tax refunds...........................      (713)    (5,931)   (31,576)

                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Reporting Entity

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

  On May 1, 1998, Ventas, Inc. ("Ventas" or the "Company's predecessor") completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company under four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off. See Notes 3 and 17.

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  Beginning in 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires revised disclosures for segments of a company based upon management's approach to defining business operating segments. See Note 8.

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
                                             ==========  ==========  ==========

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  Effective October 1, 1998, the Company reduced the amortization period for goodwill related to its rehabilitation therapy business to seven years. In the fourth quarter of 1999, in connection with the realignment of its former Vencare division, the Company wrote off all of the goodwill associated with its rehabilitation therapy business. See Note 4.

 Long-Lived Assets

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or adjustment to the amortization period. If such circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future cash flows (undiscounted), the carrying values of such assets are reduced to fair value. See Note 6.

 Professional Liability Risks

  Provisions for loss for professional liability risks are based upon actuarially determined estimates. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

NOTE 2--RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  On August 14, 2001, the Company announced that it will restate certain of its previously issued consolidated financial statements. The Company recently determined that an oversight related to the allowance for professional liability risks had occurred in its consolidated financial statements beginning in 1998. The oversight resulted in the understatement of the provision for professional liability claims in 1998, 1999 and 2000 because the Company did not record a reserve for claims incurred but not reported at the respective balance sheet dates. The cumulative understatement of professional liability claims reserves approximated $5 million at December 31, 1998, $28 million at December 31, 1999 and $39 million at December 31, 2000. The restatement had no effect on previously reported cash flows from operations.

  The consolidated financial statements included herein amend those previously included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Consolidated financial statement information and related disclosures included in these amended financial statements reflect, where appropriate, changes resulting from the restatement.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 2--RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

  The effect of the restatement on the Company's previously issued audited consolidated financial statements follows (in thousands, except per share amounts):

                                             For the year ended December 31,
                         ---------------------------------------------------------------------------
                                  2000                      1999                      1998
                         ------------------------  ------------------------  -----------------------
                             As                        As
                         previously       As       previously       As       As previously    As
                          reported     restated     reported     restated      reported    restated
                         -----------  -----------  -----------  -----------  ------------- ---------
Loss from operations.... $   (53,582) $   (64,751) $  (683,249) $  (705,464)   $(572,908)  $(578,406)
Net loss................     (53,582)     (64,751)    (692,172)    (714,387)    (650,845)   (656,343)
Loss per common share:
 Basic:
  Loss from operations.. $     (0.78) $     (0.94) $     (9.72) $    (10.03)   $   (8.39)  $   (8.47)
  Net loss..............       (0.78)       (0.94)       (9.85)      (10.16)       (9.53)      (9.61)
 Diluted:
  Loss from operations.. $     (0.78) $     (0.94) $     (9.72) $    (10.03)   $   (8.39)  $   (8.47)
  Net loss..............       (0.78)       (0.94)       (9.85)      (10.16)       (9.53)      (9.61)

                            December 31, 2000         December 31, 1999
                         ------------------------  ------------------------
                             As                        As
                         previously       As       previously       As
                          reported     restated     reported     restated
                         -----------  -----------  -----------  -----------
Professional liability
 risks.................. $    62,327  $   101,209  $    45,072  $    72,785
Total liabilities.......   1,765,523    1,804,405    1,612,540    1,640,253
Accumulated deficit.....  (1,117,585)  (1,156,467)  (1,062,957)  (1,090,670)
Stockholders' deficit...    (432,852)    (471,734)    (378,309)    (406,022)

  The Company has revised its professional liability risks disclosure in Note 10 for the impact of the restatement.

  In addition, in Note 12, the Company has revised its disclosure of future minimum lease payments under non-cancelable operating leases to exclude contingent rentals.

NOTE 3--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 3--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  The consummation of the Amended Plan is subject to a number of material conditions including, without limitation, the negotiation and execution of definitive agreements for the Exit Facility. There can be no assurance that the Amended Plan will be consummated. See Notes 21 and 22.

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

 Events Leading to Reorganization

  The Company reported a net loss from operations in 1998 aggregating $578 million, resulting in certain financial covenant violations under the Company's $1.0 billion bank credit facility (the "Credit Agreement"). Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 3--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

  As previously reported, the Company was informed by the United States Department of Justice (the "DOJ") that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ will be settled through a government settlement entered into with the Company and Ventas (the "Government Settlement"). The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 20.

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

  In connection with the Chapter 11 Cases, the Company and Ventas entered into a stipulation (the "Stipulation") that provides for the payment by the Company of a reduced aggregate monthly rent of

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 3--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 Agreements with Ventas (Continued)

approximately $15.1 million. The Stipulation has been approved by the Bankruptcy Court. The difference between the base rent under the Master Lease Agreements and the reduced aggregate monthly rent is being accrued as an administrative expense subject to compromise in the Chapter 11 Cases.

  The Stipulation also continues to toll any statutes of limitations for claims that might be asserted by the Company against Ventas and provides that the Company will continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation automatically renews for one-month periods unless either party provides a 14-day notice of termination. The Stipulation will be terminated upon the effective date of the Amended Plan. See Note 20.

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

  Under the Bankruptcy Code, actions to collect pre-petition indebtedness against the Company are subject to an automatic stay and other contractual obligations against the Company may not be enforced. The automatic

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 3--PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

 General (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 4--VENCARE REALIGNMENT

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

  In connection with the realignment, the Company recorded a charge aggregating $56.3 million in the fourth quarter of 1999. See Note 6.

NOTE 5--BUSINESS COMBINATIONS

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

NOTE 6--UNUSUAL TRANSACTIONS

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

  Realignment of Vencare division--As discussed in Note 4, the Company realigned the Vencare ancillary services division in the fourth quarter of 1999. As a result, the Company recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 6--UNUSUAL TRANSACTIONS (Continued)

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

NOTE 7--FOURTH QUARTER ADJUSTMENTS

  In addition to the unusual transactions discussed in Note 6, during the fourth quarter of 1999 and 1998, the Company recorded certain adjustments which significantly impacted operating results. A summary of such adjustments follows (in millions):

                                               (Restated)
                          -----------------------------------------------------
                           Health Services
                              Division      Hospital Division
                          ----------------- ------------------
                          Nursing Ancillary
                          Centers Services  Hospitals Pharmacy Corporate Total
                          ------- --------- --------- -------- --------- ------
1999
(Income)/expense
Provision for doubtful
 accounts...............   $40.2    $26.8     $ 6.5    $ 8.9             $ 82.4
Medicare supplement
 insurance disputes.....                       18.8                        18.8
Third-party
 reimbursements and
 contractual allowances,
 including amounts due
 from government
 agencies and other
 payors that are subject
 to dispute.............     2.0               59.6                        61.6
Professional liability
 risks..................    14.7      0.4       1.8      0.1               17.0
Employee benefits.......    (6.3)    (1.5)     (1.8)                       (9.6)
Incentive compensation..     2.2               (1.9)    (1.1)              (0.8)
Inventories.............     0.9                         6.3                7.2
Other...................     1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                           -----    -----     -----    -----     -----   ------
                           $55.4    $25.3     $85.0    $ 9.8     $(2.8)  $172.7
                           =====    =====     =====    =====     =====   ======

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 7--FOURTH QUARTER ADJUSTMENTS (Continued)

                                                  (Restated)
                             -----------------------------------------------------
                              Health Services
                                 Division       Hospital Division
                             ------------------ ------------------
                             Nursing  Ancillary
                             Centers  Services  Hospitals Pharmacy Corporate Total
                             -------  --------- --------- -------- --------- -----
1998
   (Income)/expense
   Provision for doubtful
    accounts...............  $ 14.0     $ 6.8     $ 5.7     $2.5             $29.0
   Third-party
    reimbursements and
    contractual allowances,
    including amounts due
    from government
    agencies and other
    payors that are subject
    to dispute.............     4.8      11.5      11.4                       27.7
   Change in goodwill
    amortization period
    related to
    rehabilitation therapy
    business...............               6.4                                  6.4
   Taxes other than
    income.................                                          $ 6.4     6.4
   Professional liability
    risks..................     3.5       0.2       1.8                        5.5
   Compensated absences....     2.1       1.3      (0.8)               0.7     3.3
   Incentive compensation..    (1.0)     (0.4)     (0.8)    (0.1)     (2.9)   (5.2)
   Litigation and
    regulatory actions.....                                            3.5     3.5
   Miscellaneous
    receivables............                                  5.2               5.2
   Gain on sale of assets..              (2.0)                                (2.0)
   Other...................     1.2       0.4      (1.0)     0.3       3.7     4.6
                             ------     -----     -----     ----     -----   -----
                             $ 24.6     $24.2     $16.3     $7.9     $11.4   $84.4
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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--BUSINESS SEGMENT DATA

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

                                                2000        1999        1998
                                             ----------  ----------  ----------
                                                      (In thousands)
Revenues:
Health services division:
 Nursing centers...........................  $1,675,627  $1,594,244  $1,667,343
 Rehabilitation services...................     135,036     195,731     264,574
 Other ancillary services..................           -      43,527     168,165
 Elimination...............................     (77,191)   (128,267)   (124,500)
                                             ----------  ----------  ----------
                                              1,733,472   1,705,235   1,975,582
Hospital division:
 Hospitals.................................   1,007,947     850,548     919,847
 Pharmacy..................................     204,252     171,493     149,991
                                             ----------  ----------  ----------
                                              1,212,199   1,022,041   1,069,838
                                             ----------  ----------  ----------
                                              2,945,671   2,727,276   3,045,420
Elimination of pharmacy charges to Company
  nursing centers..........................     (57,129)    (61,635)    (45,681)
                                             ----------  ----------  ----------
                                             $2,888,542  $2,665,641  $2,999,739
                                             ==========  ==========  ==========
Income (loss) from operations (restated):
Operating income (loss):
 Health services division:
  Nursing centers..........................  $  278,738  $  169,128  $  213,036
  Rehabilitation services..................       8,047       2,891      18,398
  Other ancillary services.................       4,737       4,166      30,183
                                             ----------  ----------  ----------
                                                291,522     176,185     261,617
 Hospital division:
  Hospitals................................     205,858     132,050     247,272
  Pharmacy.................................       7,421         342      15,301
                                             ----------  ----------  ----------
                                                213,279     132,392     262,573
 Corporate overhead........................    (113,823)   (108,947)   (126,291)
 Unusual transactions......................      (4,701)   (412,418)   (439,125)
 Reorganization costs......................     (12,636)    (18,606)          -
                                             ----------  ----------  ----------
  Operating income (loss)..................     373,641    (231,394)    (41,226)
Rent.......................................    (307,809)   (305,120)   (234,144)
Depreciation and amortization..............     (73,545)    (93,196)   (124,617)
Interest, net..............................     (55,038)    (75,254)   (102,320)
                                             ----------  ----------  ----------
Loss before income taxes...................     (62,751)   (704,964)   (502,307)
Provision for income taxes.................       2,000         500      76,099
                                             ----------  ----------  ----------
                                             $  (64,751) $ (705,464) $ (578,406)
                                             ==========  ==========  ==========
Capital expenditures:
 Health services division..................  $   28,451  $   42,144  $  126,880
 Hospital division.........................      23,675      23,918      55,789
 Corporate:
  Information systems......................      25,475      40,777      47,541
  Other....................................       2,387       4,654      37,078
                                             ----------  ----------  ----------
                                             $   79,988  $  111,493  $  267,288
                                             ==========  ==========  ==========
Assets at end of period:
 Health services division..................  $  494,636  $  489,316
 Hospital division.........................     354,302     337,218
 Corporate.................................     485,476     409,440
                                             ----------  ----------
                                             $1,334,414  $1,235,974
                                             ==========  ==========

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 9--INCOME TAXES

  Provision for income taxes consists of the following (in thousands):

                                                           2000  1999    1998
                                                          ------ ---- ----------
                                                                      (Restated)
   Current:
     Federal............................................. $    - $  -  $ 2,131
     State...............................................  2,000  500      355
                                                          ------ ----  -------
                                                           2,000  500    2,486
   Deferred..............................................      -    -   73,613
                                                          ------ ----  -------
                                                          $2,000 $500  $76,099
                                                          ====== ====  =======

  Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

                                                        (Restated)
                                               ------------------------------
                                                 2000      1999       1998
                                               --------  ---------  ---------
   Income tax benefit at federal rate......... $(21,963) $(249,861) $(175,807)
   State income tax benefit, net of federal
    income tax benefit........................   (2,197)   (24,985)   (17,581)
   Merger related costs.......................        -          -      5,943
   Goodwill amortization......................    3,997      8,541      8,823
   Write-off of goodwill......................        -     99,902     77,482
   Gain on sale of Atria......................        -          -    (37,908)
   Acquisition costs and merger adjustments...        -          -      8,851
   Valuation allowance........................   12,222    154,933    205,066
   Reorganization costs.......................    7,372      4,672          -
   Other items, net...........................    2,569      7,298      1,230
                                               --------  ---------  ---------
                                               $  2,000  $     500  $  76,099
                                               ========  =========  =========

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                         2000                    1999
                                ----------------------- -----------------------
                                  Assets    Liabilities   Assets    Liabilities
                                ----------  ----------- ----------  -----------
                                (Restated)              (Restated)
   Depreciation...............  $       -     $28,047   $       -     $11,275
   Insurance..................     33,747           -      21,335           -
   Doubtful accounts..........    140,526           -     143,193           -
   Property...................    102,865           -     105,555           -
   Compensation...............     21,785           -      16,234           -
   Subsidiary net operating
    losses (expiring in
    2020).....................     79,915           -      56,087           -
   Other......................     47,484      26,054      47,086      18,216
                                ---------     -------   ---------     -------
                                  426,322     $54,101     389,490     $29,491
                                              =======                 =======
   Reclassification of
    deferred tax liabilities..    (54,101)                (29,491)
                                ---------               ---------
   Net deferred tax assets....    372,221                 359,999
   Valuation allowance........   (372,221)               (359,999)
                                ---------               ---------
                                $       -               $       -
                                =========               =========

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--INCOME TAXES (Continued)

  Prior to 1998, management believed that recorded deferred tax assets ultimately would be realized. Management's conclusions at that time were based primarily on the existence of sufficient taxable income within the allowable carryback periods to realize the tax benefits of deductible temporary differences recorded at December 31, 1997. For the fourth quarter of 1998, the Company reported a pretax loss of $512 million. Additionally, the Company revised its operating budgets as a result of the Budget Act and the less than expected operating results in 1998. Based upon those revised forecasts, management did not believe that the Company could generate sufficient taxable income to realize the net deferred tax assets recorded at December 31, 1998. Accordingly, the Company recorded a deferred tax asset valuation allowance aggregating $205 million in the fourth quarter of 1998. Deferred tax valuation allowances recorded in 1999 and 2000 totaled $155 million and $12 million, respectively. The deferred tax valuation allowance included in the consolidated balance sheet at December 31, 2000 totaled $372 million.

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

NOTE 10--PROFESSIONAL LIABILITY RISKS

  The Company insures a substantial portion of its professional and general liability risks primarily through a wholly owned insurance subsidiary. Provisions for such risks were $47.2 million for 2000, $61.3 million for 1999 and $22.2 million for 1998.

  The allowance for professional liability risks aggregated $119.1 million and $95.4 million at December 31, 2000 and 1999, respectively, including $17.9 million and $22.6 million, respectively, classified as a current liability. The Company also maintains reinsurance contracts with an unrelated insurer. Reinsurance recoverables related to these risks (included in accounts receivable and noncurrent assets) aggregated $21.7 million and $34.8 million at December 31, 2000 and 1999, respectively.

  At December 31, 2000 and 1999, investments held for the payment of claims and expenses related to self-insured risks aggregated $64.6 million and $18.8 million, respectively, including $2.1 million and $2.3 million, respectively, classified as a noncurrent asset.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 11--LONG-TERM DEBT

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 11--LONG-TERM DEBT (Continued)

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

NOTE 12--LEASES

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

                                                Minimum Payments
                                          ----------------------------- Sublease
                                            Ventas    Other    Total     Income
                                          ---------- ------- ---------- --------
                                          (Restated)
     2001................................ $  231,135 $46,823 $  277,958  $4,343
     2002................................    231,135  31,537    262,672   2,514
     2003................................    231,135  23,762    254,897   2,157
     2004................................    231,135  13,950    245,085   1,571
     2005................................    231,135  12,420    243,555   1,571
     Thereafter..........................  1,034,673  58,058  1,092,731   7,092

  Sublease income aggregated $2.4 million, $2.4 million and $6.9 million for 2000, 1999 and 1998, respectively.

NOTE 13--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third-party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 13--CONTINGENCIES (Continued)

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

    Litigation--The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 20.

NOTE 14--CAPITAL STOCK

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
                                    ==========

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 14--CAPITAL STOCK (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 14--CAPITAL STOCK (Continued)

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 1999 and 1998 under a Black-Scholes valuation model were $1.92 and $2.62, respectively. There were no options granted during 2000. Pro forma information follows (in thousands except per share amounts):

                                                2000      1999       1998
                                              --------  ---------  ---------
     Pro forma loss available to common
      stockholders........................... $(71,296) $(725,319) $(663,440)
     Pro forma loss per common share:
       Basic................................. $  (1.02) $  (10.30) $   (9.71)
       Diluted............................... $  (1.02) $  (10.30) $   (9.71)

NOTE 15--EMPLOYEE BENEFIT PLANS

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

  The Company also established a supplemental executive retirement plan in 1998 covering certain officers under which benefits are determined based primarily upon participants' compensation and length of service to the Company. The cost of the plan aggregated $300,000 for 2000 and $11.0 million for 1999. In January 1999, the Company funded $3.7 million of plan obligations to participants through the purchase of annuities. As discussed in Note 6, the plan was curtailed by the Board of Directors in December 1999.

NOTE 16--ACCRUED LIABILITIES

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
                                                                ------- -------
                                                                $83,802 $83,967
                                                                ======= =======

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 17--TRANSACTIONS WITH VENTAS

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

  An "Event of Default" will be deemed to have occurred under any Master Lease Agreement if, among other things, the Company fails to pay rent or other amounts within five days after notice; the Company fails to comply with covenants continuing for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not to exceed 180 days) as is necessary to cure such failure; certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code; the Company ceases to operate any leased property as a provider of healthcare services for a

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 17--TRANSACTIONS WITH VENTAS (Continued)

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

  Any remedies provided under the Master Lease Agreements currently are subject to the supervision of the Bankruptcy Court. See Note 3.

 Development Agreement

  Under the terms of the Development Agreement, the Company, if it so desires, will complete the construction of certain development properties substantially in accordance with the existing plans and specifications for each such property. Upon completion of each such development property, Ventas has the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchases the development property, the Company will lease the development property from Ventas. The annual base rent under such a lease will be ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 17--TRANSACTIONS WITH VENTAS (Continued)

 Development Agreement (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 18--OTHER RELATED PARTY TRANSACTIONS

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

NOTE 19--FAIR VALUE DATA

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 20--LITIGATION

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 20--LITIGATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--LITIGATION (Continued)

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

NOTE 21--COURT APPROVAL OF PLAN OF REORGANIZATION

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 21--COURT APPROVAL OF PLAN OF REORGANIZATION (Continued)

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 21--COURT APPROVAL OF PLAN OF REORGANIZATION (Continued)

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

  In addition, the Company will repay the remaining balance of the obligations under the HCFA Agreement (approximately $63.4 million as of December 31, 2000) pursuant to the terms previously agreed to by the Company. As previously announced, the Company has entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 20.

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 21--COURT APPROVAL OF PLAN OF REORGANIZATION (Continued)

 Amended Plan of Reorganization (Continued)

  Preferred Stockholder and Common Stockholder Claims--The holders of preferred stock and common stock of the Company will not receive any distributions under the Amended Plan. The preferred stock and common stock will be canceled on the effective date of the Amended Plan.

NOTE 22--EMERGENCE FROM PROCEEDINGS UNDER CHAPTER 11

  On April 20, 2001, the Company and its subsidiaries emerged from proceedings under the Bankruptcy Code pursuant to the terms of the Amended Plan described in Note 21.

  On the date of emergence, the Company entered into a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) with a lending group led by Morgan Guaranty Trust Company of New York (the "Credit Facility"). The Credit Facility constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Amended Plan. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) one, two, three or six month LIBOR plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                    (In thousands, except per share amounts)

                                                    2000
                                    ---------------------------------------
                                     First     Second    Third     Fourth
                                    --------  --------  --------  ---------
Revenues........................... $715,456  $713,424  $717,253  $ 742,409
Net loss (restated)................  (18,564)   (7,985)  (29,357)    (8,845)
Loss per common share (restated):
  Basic............................    (0.27)    (0.12)    (0.42)     (0.13)
  Diluted..........................    (0.27)    (0.12)    (0.42)     (0.13)
Market prices (a):
    High...........................     0.24      0.13      0.13       0.09
    Low............................     0.11      0.07      0.07       0.03

                                                    1999
                                    ---------------------------------------
                                     First     Second    Third     Fourth
                                    --------  --------  --------  ---------
Revenues........................... $700,232  $688,892  $681,924  $ 594,593
Net loss (restated):
  Loss from operations (b).........  (20,224)  (46,085)  (47,996)  (591,159)(c)
  Cumulative effect of change in
   accounting for start-up costs...   (8,923)        -         -          -
    Net loss.......................  (29,147)  (46,085)  (47,996)  (591,159)
Loss per common share (restated):
  Basic:
   Loss from operations............    (0.29)    (0.66)    (0.69)     (8.39)
   Cumulative effect of change in
    accounting for start-up costs..    (0.13)        -         -          -
    Net loss.......................    (0.42)    (0.66)    (0.69)     (8.39)
  Diluted:
   Loss from operations............    (0.29)    (0.66)    (0.69)     (8.39)
   Cumulative effect of change in
    accounting for start-up costs..    (0.13)        -         -          -
    Net loss.......................    (0.42)    (0.66)    (0.69)     (8.39)
Market prices (a):
    High...........................     5.00      1.13      0.26       0.27
    Low............................     0.81      0.13      0.06       0.07

--------
(a) Vencor common stock is traded on the OTC Bulletin Board under the ticker symbol of VCRIQ (formerly VCRI). The Company's common stock was delisted from the New York Stock Exchange on June 7, 1999.
(b) Includes the effect of certain unusual transactions and a charge to establish a deferred tax valuation allowance. See Notes 6 and 9 of the Notes to Consolidated Financial Statements for a description of these transactions.
(c) Includes certain year-end adjustments. See Note 7 of the Notes to Consolidated Financial Statements for a description of these adjustments.

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

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