Form 10-Q/A
period 2000-03-31
KINDRED HEALTHCARE INC
filed 2001-08-29
CIK 1060009

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q/A

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


================================================================================
                                    1 of 37

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                                   FORM 10-Q/A
                                     INDEX


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements (restated):
        Condensed Consolidated Statement of Operations -- for the three
          months ended March 31, 2000 and 1999 ...........................     3

        Condensed Consolidated Balance Sheet -- March 31, 2000
          and December 31, 1999...........................................     4

        Condensed Consolidated Statement of Cash Flows -- for the
          three months ended March 31, 2000 and 1999......................     5

        Notes to Condensed Consolidated Financial Statements..............     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    24

Item 3. Quantitative and Qualitative Disclosures About Market Risk........    36

                            KINDRED HEALTHCARE, INC
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                      (Restated - see Note 2)
                                                                       --------------------
                                                                         2000        1999
                                                                       --------    --------
Revenues............................................................   $715,456    $700,232
                                                                       --------    --------
Salaries, wages and benefits........................................    405,313     403,894
Supplies............................................................     93,398      84,997
Rent................................................................     76,220      75,452
Other operating expenses............................................    122,589     112,561
Depreciation and amortization.......................................     17,902      22,285
Interest expense....................................................     16,239      19,536
Investment income...................................................     (1,206)       (631)
                                                                       --------    --------
                                                                        730,455     718,094
                                                                       --------    --------
Loss before reorganization costs and income taxes...................    (14,999)    (17,862)
Reorganization costs................................................      3,065       2,312
                                                                       --------    --------
Loss before income taxes............................................    (18,064)    (20,174)
Provision for income taxes..........................................        500          50
                                                                       --------    --------
Loss from operations................................................    (18,564)    (20,224)
Cumulative effect of change in accounting for start-up costs........          -      (8,923)
                                                                       --------    --------
         Net loss...................................................    (18,564)    (29,147)
Preferred stock dividend requirements...............................       (261)       (261)
                                                                       --------    --------
         Loss to common stockholders................................   $(18,825)   $(29,408)
                                                                       ========    ========

Loss per common share:
   Basic:
      Loss from operations..........................................   $  (0.27)   $  (0.29)
      Cumulative effect of change in accounting for start-up costs..          -       (0.13)
                                                                       --------    --------
         Net loss...................................................   $  (0.27)   $  (0.42)
                                                                       ========    ========

   Diluted:
      Loss from operations..........................................   $  (0.27)   $  (0.29)
      Cumulative effect of change in accounting for start-up costs..          -       (0.13)
                                                                       --------    --------
         Net loss...................................................   $  (0.27)   $  (0.42)
                                                                       ========    ========

Shares used in computing loss per common share:
   Basic............................................................     70,240      70,326
   Diluted..........................................................     70,240      70,326




                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                               (Restated)
                                                                       --------------------------
                                                                         March 31,    December 31,
                                                                           2000           1999
                                                                       -----------    -----------
                               ASSETS
Current assets:
 Cash and cash equivalents...........................................  $   141,906    $   148,350
 Accounts receivable less allowance for loss.........................      317,185        324,135
 Inventories.........................................................       29,817         28,956
 Insurance subsidiary investments....................................       39,376         16,483
 Income taxes........................................................        8,109          8,884
 Other...............................................................       70,393         65,076
                                                                       -----------    -----------
                                                                           606,786        591,884

Property and equipment, at cost......................................      611,560        615,160
Accumulated depreciation.............................................     (250,089)      (243,526)
                                                                       -----------    -----------
                                                                           361,471        371,634

Goodwill less accumulated amortization...............................      171,001        173,818
Investment in affiliates.............................................       16,255         15,874
Assets held for sale.................................................       16,343         17,217
Other................................................................       65,217         65,547
                                                                       -----------    -----------
                                                                       $ 1,237,073    $ 1,235,974
                                                                       ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................................  $    89,428    $   101,219
 Salaries, wages and other compensation..............................      151,810        159,482
 Due to third party payors...........................................       64,840         52,205
 Other accrued liabilities...........................................       83,753         83,967
                                                                       -----------    -----------
                                                                           389,831        396,873

Professional liability risks.........................................       78,737         72,785
Deferred credits and other liabilities...............................       13,618         11,178
Liabilities subject to compromise....................................    1,177,992      1,159,417

Series A preferred stock (subject to compromise).....................        1,743          1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,228 shares -- March 31 and 70,278 shares -- December 31..       17,557         17,570
 Capital in excess of par value......................................      667,090        667,078
 Accumulated deficit.................................................   (1,109,495)    (1,090,670)
                                                                       -----------    -----------
                                                                          (424,848)      (406,022)
                                                                       -----------    -----------
                                                                       $ 1,237,073    $ 1,235,974
                                                                       ===========    ===========




                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)

                                                                                            (Restated)
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $(18,564)   $(29,147)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     17,902      22,285
      Provision for doubtful accounts...............................................      8,801       6,725
      Reorganization costs..........................................................      3,065       2,312
      Cumulative effect of change in accounting for start-up costs..................          -       8,923
      Other.........................................................................      3,586       1,871
      Changes in operating assets and liabilities:
         Accounts receivable........................................................     (1,851)    (11,472)
         Inventories and other assets...............................................     (2,697)      9,068
         Accounts payable...........................................................       (387)     10,934
         Income taxes...............................................................        775       3,421
         Due to third party payors..................................................     12,635        (194)
         Other accrued liabilities..................................................     21,746      12,254
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...     45,011      36,980
   Payment of reorganization costs..................................................     (2,348)       (923)
                                                                                       --------    --------
            Net cash provided by operating activities...............................     42,663      36,057
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................     (8,250)    (24,492)
   Sale of assets...................................................................      2,354       3,267
   Surety bond deposits.............................................................     (3,947)          -
   Net change in investments........................................................    (22,570)      5,083
   Collection of notes receivable...................................................      1,468           -
   Other............................................................................        234        (767)
                                                                                       --------    --------
            Net cash used in investing activities...................................    (30,711)    (16,909)
                                                                                       --------    --------
Cash flows from financing activities:
   Repayment of long-term debt......................................................     (5,711)     (6,758)
   Payment of debtor-in-possession deferred financing costs.........................       (600)          -
   Payment of deferred financing costs..............................................          -        (901)
   Other............................................................................    (12,085)    (29,756)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (18,396)    (37,415)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................     (6,444)    (18,267)
Cash and cash equivalents at beginning of period....................................    148,350      34,551
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $141,906    $ 16,284
                                                                                       ========    ========
Supplemental information:
   Interest payments................................................................   $  3,444    $ 11,324
   Income tax refunds...............................................................        275       3,371

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

   The Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court in Delaware (the "Bankruptcy Court"). Accordingly, the condensed consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumes that assets will be realized and liabilities will be discharged in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the resolution of the Chapter 11 Cases (as defined) or other matters discussed in the accompanying notes. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing (as defined), (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements. See Note 4.

   On May 1, 1998, Ventas, Inc. ("Ventas") completed the spin-off (the "Spin-off") of its healthcare operations to its stockholders through the distribution of Vencor common stock. Ventas retained ownership of substantially all of its real property and leases such real property to the Company pursuant to four master lease agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Notes 3 and 6, all such adjustments are of a normal and recurring nature.

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

       The unaudited condensed consolidated financial statements included herein amend those previously included in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000. Consolidated financial statement information and related disclosures included in these amended unaudited condensed consolidated finacial statements reflect, where appropriate, changes resulting from the restatement.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

       The effect of the restatement on the Company's previously issued unaudited condensed consolidated financial statements follows (in thousands, except per share amounts):

                                                                                        Three months ended March 31,
                                                                        -------------------------------------------------------
                                                                                       2000                     1999
                                                                        ----------------------------    ------------------------
                                                                        As previously       As       As previously       As
                                                                          reported       restated       reported      restated
                                                                        --------------  ----------  --------------   -----------
       Loss from operations...........................................    $(15,771)     $(18,564)      $(14,670)      $(20,224)
       Net loss.......................................................     (15,771)      (18,564)       (23,593)       (29,147)
       Loss per common share:
         Basic:
           Loss from operations.......................................    $  (0.23)     $  (0.27)      $  (0.21)      $  (0.29)
           Net loss...................................................       (0.23)        (0.27)         (0.34)         (0.42)
         Diluted:.....................................................
           Loss from operations.......................................    $  (0.23)     $  (0.27)      $  (0.21)      $  (0.29)
           Net loss...................................................       (0.23)        (0.27)         (0.34)         (0.42)

                                                                                March 31, 2000             December 31, 1999
                                                                         ---------------------------  ----------------------------
                                                                         As previously        As       As previously        As
                                                                            reported      restated       reported       restated
                                                                        -------------  ------------  --------------   -----------
       Professional liability risks...................................    $    48,231   $    78,737    $    45,072    $    72,785
       Total liabilities..............................................      1,629,672     1,660,178      1,612,540      1,640,253
       Accumulated deficit............................................     (1,078,989)   (1,109,495)    (1,062,957)    (1,090,670)
       Stockholders' deficit..........................................       (394,342)     (424,848)      (378,309)      (406,022)

NOTE 3 -- ACCOUNTING CHANGE

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

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

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


NOTE 5 -- REVENUES

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

NOTE 6 -- REORGANIZATION COSTS

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):

                                                                          First Quarter
                                                                  ------------------------------
                                                                     2000                1999
                                                                  ----------          ----------
Revenues:
Health services division:
  Nursing centers...........................................      $  412,703          $  398,374
  Rehabilitation services...................................          34,377              54,365
  Other ancillary services..................................              (5)             16,263
  Elimination...............................................         (18,091)            (34,205)
                                                                  ----------          ----------
                                                                     428,984             434,797
Hospital division:
  Hospitals.................................................         253,591             238,522
  Pharmacy..................................................          47,468              43,246
                                                                  ----------          ----------
                                                                     301,059             281,768
                                                                  ----------          ----------
                                                                     730,043             716,565
Elimination of pharmacy charges to Company nursing centers..         (14,587)            (16,333)
                                                                  ----------          ----------
                                                                  $  715,456          $  700,232
                                                                  ==========          ==========
Income (loss) from operations (restated):
Operating income (loss):
  Health services division:
    Nursing centers.........................................      $   68,712          $   54,963
    Rehabilitation services.................................             486               6,847
    Other ancillary services................................             130               3,596
                                                                  ----------          ----------
                                                                      69,328              65,406
  Hospital division:
    Hospitals...............................................          55,398              57,198
    Pharmacy................................................          (1,200)              3,951
                                                                  ----------          ----------
                                                                      54,198              61,149
  Corporate overhead........................................         (29,370)            (27,775)
  Reorganization costs......................................          (3,065)             (2,312)
                                                                  ----------          ----------
      Operating income......................................          91,091              96,468
Rent........................................................         (76,220)            (75,452)
Depreciation and amortization...............................         (17,902)            (22,285)
Interest, net...............................................         (15,033)            (18,905)
                                                                  ----------          ----------
Loss before income taxes....................................         (18,064)            (20,174)
Provision for income taxes..................................             500                  50
                                                                  ----------          ----------
                                                                  $  (18,564)         $  (20,224)
                                                                  ==========          ==========

                                                                March 31, 2000   December 31, 1999
                                                                --------------   -----------------
Assets:
  Health services division..................................      $  494,858          $  489,316
  Hospital division.........................................         342,366             337,218
  Corporate.................................................         399,849             409,440
                                                                  ----------          ----------
                                                                  $1,237,073          $1,235,974
                                                                  ==========          ==========

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for the year and includes the effect of certain non-deductible items such as goodwill amortization and the recording of additional deferred tax valuation allowances.

   The provision for income taxes for the first quarter of 2000 and 1999 includes charges of $5.9 million and $4.0 million, respectively, related to the deferred tax valuation allowance. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At March 31, 2000, the deferred tax valuation allowance included in the Company's condensed consolidated balance sheet aggregated $365.9 million.

NOTE 10 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow:

   On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Chapter 11 Cases have been styled In re: Vencor, Inc., et al., Debtors and Debtors in Possession, Case Nos. 99-3199 (MFW) through 99-3327 (MFW), Chapter 11, Jointly Administered. See Note 4 for further discussion of the Chapter 11 Cases.

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
               (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q/A, including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to continue as a going concern; the delays or the inability to complete the Company's plan of reorganization; the ability of the Company to operate pursuant to the terms of the DIP Financing; the ability of the Company to operate successfully under the Chapter 11 Cases; risks associated with operating a business in Chapter 11; adverse actions which may be taken by creditors and the outcome of various bankruptcy proceedings; adverse developments with respect to the Company's liquidity or results of operations; the Company's ability to attract patients given its current financial position; the ability of the Company to attract and retain key executives and other personnel; the effects of healthcare reform and legislation on the Company's business strategy and operations; the Company's ability to control costs, including labor costs, in response to the prospective payment system; adverse developments with respect to the Company's settlement discussions with the DOJ concerning ongoing investigations; and the dramatic increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

   Reorganization. On September 13, 1999, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Company's continued operating losses, liquidity issues and the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, (ii) confirmation of the plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations. The plan of reorganization and other actions during the Chapter 11 Cases could change materially the amounts currently recorded in the condensed consolidated financial statements. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

   Spin-off. On May 1, 1998, Ventas completed the Spin-off through the distribution of Vencor common stock to its stockholders. Ventas retained ownership of substantially all of its real property and leases such real property to the Company pursuant to the Master Lease Agreements. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998. For accounting purposes, the consolidated historical financial statements of Ventas became the historical financial statements of the Company upon consummation of the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to the Company's business as it was conducted by Ventas prior to the Spin-off.

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

   Nursing center operating income increased 25% to $69 million in the first quarter of 2000 from $55 million last year. A substantial portion of the improvement resulted from growth in revenues and operating efficiencies related to the fourth quarter 1999 Vencare realignment. However, costs related to professional liability risks and doubtful accounts rose $6 million compared to the first quarter of 1999. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day declined slightly from a year ago.

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

   Hospital operating income declined 3% to $55 million in the first quarter of 2000 from $57 million in the first quarter of 1999. Despite an increase in patient days, hospital operating costs per patient day increased 3% to $729 from $709, most of which was attributable to growth in labor costs. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

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

   The provision for income taxes for the first quarter of 2000 and 1999 includes charges of $6 million and $4 million, respectively, related to the deferred tax valuation allowance. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At March 31, 2000, the deferred tax valuation allowance included in the Company's condensed consolidated balance sheet aggregated $366 million.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs in the first quarter of 2000 of $15 million, compared to $18 million in the first quarter of 1999. Reorganization costs include professional fees incurred in connection with the Company's restructuring activities totaling $3 million and $2 million for the respective first quarter of 2000 and 1999.

   The net loss from operations in the first quarter of 2000 aggregated $19 million compared to $20 million in the first quarter of 1999. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect an accounting change for start-up costs. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                         (Restated)
                                          ----------------------------------------------------------------------
                                                          1999 Quarters                                  First
                                          ---------------------------------------------                 Quarter
                                            First      Second       Third      Fourth        Year         2000
                                          --------    --------    --------   ----------   ----------    --------
Revenues...............................   $700,232    $688,892    $681,924   $  594,593   $2,665,641    $715,456
                                          --------    --------    --------   ----------   ----------    --------

Salaries, wages and benefits...........    403,894     392,748     393,535      376,050    1,566,227     405,313
Supplies...............................     84,997      85,799      81,484       95,509      347,789      93,398
Rent...................................     75,452      76,088      77,423       76,157      305,120      76,220
Other operating expenses...............    112,561     134,743     122,502      594,607      964,413     122,589
Depreciation and amortization..........     22,285      21,612      24,126       25,173       93,196      17,902
Interest expense.......................     19,536      20,032      26,030       14,844       80,442      16,239
Investment income......................       (631)       (642)       (673)      (3,242)      (5,188)     (1,206)
                                          --------    --------    --------   ----------   ----------    --------
                                           718,094     730,380     724,427    1,179,098    3,351,999     730,455
                                          --------    --------    --------   ----------   ----------    --------
Loss before reorganization costs
  and income taxes.....................    (17,862)    (41,488)    (42,503)    (584,505)    (686,358)    (14,999)
Reorganization costs...................      2,312       4,547       5,443        6,304       18,606       3,065
                                          --------    --------    --------   ----------   ----------    --------
Loss before income taxes...............    (20,174)    (46,035)    (47,946)    (590,809)    (704,964)    (18,064)
Provision for income taxes.............         50          50          50          350          500         500
                                          --------    --------    --------   ----------   ----------    --------
Loss from operations...................    (20,224)    (46,085)    (47,996)    (591,159)    (705,464)    (18,564)
Cumulative effect of change in
   accounting for start-up costs.......     (8,923)          -           -            -       (8,923)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................    (29,147)    (46,085)    (47,996)    (591,159)    (714,387)    (18,564)
Preferred stock dividend
  requirements.........................       (261)       (262)       (261)        (262)      (1,046)       (261)
                                          --------    --------    --------   ----------   ----------    --------
          Loss to common
            stockholders...............   $(29,408)   $(46,347)   $(48,257)  $ (591,421)  $ (715,433)   $(18,825)
                                          ========    ========    ========   ==========   ==========    ========

Loss per common share:
   Basic:
      Loss from operations.............   $  (0.29)   $  (0.66)   $  (0.69)  $    (8.39)  $   (10.03)   $  (0.27)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -        (0.13)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................   $  (0.42)   $  (0.66)   $  (0.69)  $    (8.39)  $   (10.16)   $  (0.27)
                                          ========    ========    ========   ==========   ==========    ========

   Diluted:
      Loss from operations.............   $  (0.29)   $  (0.66)   $  (0.69)  $    (8.39)  $   (10.03)   $  (0.27)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -        (0.13)          -
                                          --------    --------    --------   ----------   ----------    --------
          Net loss.....................   $  (0.42)   $  (0.66)   $  (0.69)  $    (8.39)  $   (10.16)   $  (0.27)
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
                                    ========    ========    ========    =========   ==========    ========

Income (loss) from operations
  (restated):
Operating income (loss):
  Health services division:
     Nursing centers.............   $ 54,963    $ 55,027    $ 51,722    $   7,416   $  169,128    $ 68,712
     Rehabilitation services.....      6,847       8,311       5,191      (17,458)       2,891         486
     Other ancillary services....      3,596       1,035       1,333       (1,798)       4,166         130
                                    --------    --------    --------    ---------   ----------    --------
                                      65,406      64,373      58,246      (11,840)     176,185      69,328
   Hospital division:
     Hospitals...................     57,198      58,443      52,871      (36,462)     132,050      55,398
     Pharmacy....................      3,951       3,289         585       (7,483)         342      (1,200)
                                    --------    --------    --------    ---------   ----------    --------
                                      61,149      61,732      53,456      (43,945)     132,392      54,198
                                    --------    --------    --------    ---------   ----------    --------
   Corporate overhead............    (27,775)    (29,676)    (27,299)     (24,197)    (108,947)    (29,370)
   Unusual transactions..........          -     (20,827)          -     (391,591)    (412,418)          -
   Reorganization costs..........     (2,312)     (4,547)     (5,443)      (6,304)     (18,606)     (3,065)
                                    --------    --------    --------    ---------   ----------    --------
      Operating income (loss)....     96,468      71,055      78,960     (477,877)    (231,394)     91,091
Rent.............................    (75,452)    (76,088)    (77,423)     (76,157)    (305,120)    (76,220)
Depreciation and amortization....    (22,285)    (21,612)    (24,126)     (25,173)     (93,196)    (17,902)
Interest, net....................    (18,905)    (19,390)    (25,357)     (11,602)     (75,254)    (15,033)
                                    --------    --------    --------    ---------   ----------    --------
Loss before income taxes.........    (20,174)    (46,035)    (47,946)    (590,809)    (704,964)    (18,064)
Provision for income taxes.......         50          50          50          350          500         500
                                    --------    --------    --------    ---------   ----------    --------

                                    $(20,224)   $(46,085)   $(47,996)   $(591,159)  $ (705,464)   $(18,564)
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


                           KINDRED HEALTHCARE, INC.


Date:  August 29, 2001                      /s/ EDWARD L. KUNTZ
----------------------               -------------------------------
                                            Edward L. Kuntz
                                      Chairman of the Board, Chief
                                     Executive Officer and President


Date:  August 29, 2001                    /s/ RICHARD A. SCHWEINHART
----------------------               -------------------------------
                                          Richard A. Schweinhart
                                     Senior Vice President and Chief
                                      Financial Officer (Principal
                                            Financial Officer)