Form 10-Q/A
period 2000-06-30
KINDRED HEALTHCARE INC
filed 2001-08-29
CIK 1060009

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
                            (Formely Vencor, Inc.)
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

                                    1 of 39

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                                  FORM 10-Q/A
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----
Item 1.  Financial Statements (restated):
         Condensed Consolidated Statement of Operations -- for the quarter and six months ended
           June 30, 2000 and 1999......................................................................    3

         Condensed Consolidated Balance Sheet -- June 30, 2000 and December 31, 1999...................    4

         Condensed Consolidated Statement of Cash Flows -- for the six months ended June 30, 2000
           and 1999....................................................................................    5

         Notes to Condensed Consolidated Financial Statements..........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................   38

                           KINDRED HEALTHCARE, INC.
                (Fomerly Vencor, Inc., a Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          For the quarter and six months ended June 30, 2000 and 1999
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                 (Restated - See Note 2)
                                                     ---------------------------------------------
                                                           Quarter                Six Months
                                                     -------------------   -----------------------
                                                       2000       1999         2000         1999
                                                     --------   --------   ----------   ----------
Revenues...........................................  $713,424   $688,892   $1,428,880   $1,389,124
                                                     --------   --------   ----------   ----------
Salaries, wages and benefits.......................   392,383    392,748      797,696      796,642
Supplies...........................................    94,619     85,799      188,017      170,796
Rent...............................................    76,788     76,088      153,008      151,540
Other operating expenses...........................   122,770    134,743      245,359      247,304
Depreciation and amortization......................    18,168     21,612       36,070       43,897
Interest expense...................................    14,663     20,032       30,902       39,568
Investment income..................................    (1,012)      (642)      (2,218)      (1,273)
                                                     --------   --------   ----------   ----------
                                                      718,379    730,380    1,448,834    1,448,474
                                                     --------   --------   ----------   ----------
Loss before reorganization costs and income taxes..    (4,955)   (41,488)     (19,954)     (59,350)
Reorganization costs...............................     2,530      4,547        5,595        6,859
                                                     --------   --------   ----------   ----------
Loss before income taxes...........................    (7,485)   (46,035)     (25,549)     (66,209)
Provision for income taxes.........................       500         50        1,000          100
                                                     --------   --------   ----------   ----------
Loss from operations...............................    (7,985)   (46,085)     (26,549)     (66,309)
Cumulative effect of change in accounting
   for start-up costs..............................         -          -            -       (8,923)
                                                     --------   --------   ----------   ----------
            Net loss...............................    (7,985)   (46,085)     (26,549)     (75,232)
Preferred stock dividend requirements..............      (262)      (262)        (523)        (523)
                                                     --------   --------   ----------   ----------

            Loss to common stockholders............  $ (8,247)  $(46,347)  $  (27,072)  $  (75,755)
                                                     ========   ========   ==========   ==========
Loss per common share:
   Basic:
      Loss from operations.........................  $  (0.12)  $  (0.66)  $    (0.39)  $    (0.95)
      Cumulative effect of change in accounting
         for start-up costs........................         -          -            -        (0.13)
                                                     --------   --------   ----------   ----------
            Net loss...............................  $  (0.12)  $  (0.66)  $    (0.39)  $    (1.08)
                                                     ========   ========   ==========   ==========
   Diluted:
      Loss from operations.........................  $  (0.12)  $  (0.66)  $    (0.39)  $    (0.95)
      Cumulative effect of change in accounting
         for start-up costs........................         -          -            -        (0.13)
                                                     --------   --------   ----------   ----------
            Net loss...............................  $  (0.12)  $  (0.66)  $    (0.39)  $    (1.08)
                                                     ========   ========   ==========   ==========
Shares used in computing loss per common share:
   Basic...........................................    70,147     70,395       70,194       70,360
   Diluted.........................................    70,147     70,395       70,194       70,360

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                              (Restated)
                                                                      -------------------------
                                                                       June 30,      December 31,
                                                                         2000          1999
                                                                      -----------   -----------
                                  ASSETS
Current assets:
 Cash and cash equivalents..........................................  $   183,146   $   148,350
 Accounts receivable less allowance for loss........................      302,445       324,135
 Inventories........................................................       29,711        28,956
 Insurance subsidiary investments...................................       46,101        16,483
 Income taxes.......................................................        7,321         8,884
 Other..............................................................       68,483        65,076
                                                                      -----------   -----------
                                                                          637,207       591,884

Property and equipment, at cost.....................................      625,422       615,160
Accumulated depreciation............................................     (268,777)     (243,526)
                                                                      -----------   -----------
                                                                          356,645       371,634

Goodwill less accumulated amortization..............................      167,971       173,818
Investment in affiliates............................................       15,728        15,874
Assets held for sale................................................        8,422        17,217
Other...............................................................       62,406        65,547
                                                                      -----------   -----------
                                                                      $ 1,248,379   $ 1,235,974
                                                                      ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable...................................................  $    94,098   $   101,219
 Salaries, wages and other compensation.............................      155,957       159,482
 Due to third party payors..........................................       41,655        52,205
 Other accrued liabilities..........................................       82,421        83,967
                                                                      -----------   -----------
                                                                          374,131       396,873

Professional liability risks........................................       95,791        72,785
Deferred credits and other liabilities..............................       14,112        11,178
Liabilities subject to compromise...................................    1,195,660     1,159,417

Series A preferred stock (subject to compromise)....................        1,743         1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,265 shares -- June 30 and 70,278 shares -- December 31..       17,566        17,570
 Capital in excess of par value.....................................      667,118       667,078
 Accumulated deficit................................................   (1,117,742)   (1,090,670)
                                                                      -----------   -----------
                                                                         (433,058)     (406,022)
                                                                      -----------   -----------
                                                                      $ 1,248,379   $ 1,235,974
                                                                      ===========   ===========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
               (Formerly Vencor, Inc., a Debtor-in-Possession)
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)

                                                                                            (Restated)
                                                                                       --------------------
                                                                                         2000        1999
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $(26,549)   $(75,232)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization.................................................     36,070      43,897
      Provision for doubtful accounts...............................................     17,368      12,010
      Unusual transactions..........................................................     (4,535)     20,827
      Reorganization costs..........................................................      5,595       6,859
      Cumulative effect of change in accounting for start-up costs..................          -       8,923
      Other.........................................................................     10,853       7,598
      Changes in operating assets and liabilities:
         Accounts receivable........................................................      9,816      17,383
         Inventories and other assets...............................................       (462)      7,225
         Accounts payable...........................................................      6,487      12,446
         Income taxes...............................................................      1,563       3,242
         Due to third party payors..................................................    (10,551)      2,544
         Other accrued liabilities..................................................     64,103      17,368
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...    109,758      85,090
   Payment of reorganization costs..................................................     (3,719)     (5,966)
                                                                                       --------    --------
            Net cash provided by operating activities...............................    106,039      79,124
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................    (22,323)    (50,522)
   Sale of assets...................................................................     13,069       5,850
   Surety bond deposits.............................................................     (4,147)    (14,067)
   Net change in investments........................................................    (30,485)      5,117
   Collection of notes receivable...................................................      1,469           -
   Other............................................................................        518      (4,172)
                                                                                       --------    --------
            Net cash used in investing activities...................................    (41,899)    (57,794)
                                                                                       --------    --------
Cash flows from financing activities:
   Net change in lines of credit....................................................          -      37,400
   Repayment of long-term debt......................................................    (10,061)    (13,356)
   Payment of debtor-in-possession deferred financing costs.........................       (600)          -
   Payment of deferred financing costs..............................................          -      (1,558)
   Other............................................................................    (18,683)    (49,830)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (29,344)    (27,344)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................     34,796      (6,014)
Cash and cash equivalents at beginning of period....................................    148,350      34,551
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $183,146    $ 28,537
                                                                                       ========    ========
Supplemental information:
 Interest payments..................................................................   $  6,164    $ 23,755
 Income tax refunds.................................................................        504       3,141

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  Kindred Healthcare Inc. ("Kindred" or the "Company") (formerly Vencor, Inc.) provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2000, the Company's health services division operated 321 nursing centers (41,113 licensed beds) in 31 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,880 licensed beds) in 23 states and an institutional pharmacy business.

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

                            KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the transactions described in Notes 3, 6 and 7, all such adjustments are of a normal and recurring nature.

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

   The unaudited consolidated financial statements included herein amend those previously included in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2000. Consolidated financial statement information and related disclosures included in these amended unaudited condensed consolidated financial statements reflect, where appropriate, changes resulting from the restatement.

   The effect of the restatement on the Company's previously issued unaudited condensed consolidated financial statements follows (in thousands, except per share amounts):

                                       Three months ended June 30,                        Six months ended June 30,
                            -------------------------------------------------    --------------------------------------------------
                                    2000                     1999                       2000                       1999
                            -----------------------   -----------------------    ---------------------  ---------------------------
                           As previously    As       As previously     As       As previously     As       As previously      As
                            reported      restated     reported     restated     reported      restated      reported      restated
                           -------------  --------    ------------  --------    -------------  --------    -------------   --------
Loss from operations......   $(5,192)   $(7,985)       $(40,531)    $(46,085)    $(20,963)      $(26,549)   $(55,201)     $(66,309)
Net loss..................    (5,192)    (7,985)        (40,531)     (46,085)     (20,963)       (26,549)    (64,124)      (75,232)
Loss per common share:
  Basic:
   Loss from operations...   $ (0.08)   $ (0.12)       $  (0.58)    $  (0.66)     $ (0.31)      $  (0.39)   $  (0.79)     $  (0.95)
   Net loss...............     (0.08)     (0.12)          (0.58)       (0.66)       (0.31)         (0.39)      (0.92)        (1.08)
  Diluted:................
   Loss from operations...   $ (0.08)   $ (0.12)       $  (0.58)    $  (0.66)     $ (0.31)      $  (0.39)   $  (0.79)     $  (0.95)
   Net loss...............     (0.08)     (0.12)          (0.58)       (0.66)       (0.31)         (0.39)      (0.92)        (1.08)

                                                                                  June 30, 2000                December 31, 1999
                                                                          -----------------------------   --------------------------
                                                                          As previously        As         As previously        As
                                                                             reported        restated       reported        restated
                                                                          -------------   -------------   -------------   ----------
Professional liability risks.........................................     $    62,492     $     95,791    $    45,072   $    72,785
Total liabilities....................................................       1,646,395        1,679,694      1,612,540     1,640,253
Accumulated deficit..................................................      (1,084,443)      (1,117,742)    (1,062,957)   (1,090,670)
Stockholders' deficit................................................        (399,759)        (433,058)      (378,309)     (406,022)

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
                     ========   ========   ==========   ==========

                           KINDRED HEALTHCARE, INC.
                 (Formerly Vencor, Inc., a Debtor-in-Possession
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 6 -- UNUSUAL TRANSACTIONS

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

NOTE 7 -- REORGANIZATION COSTS

   Reorganization costs, consisting principally of professional fees, aggregated $2.5 million and $4.6 million in the second quarters of 2000 and 1999, respectively, and $5.6 million and $6.9 million for the respective six month periods.

NOTE 8 -- EARNINGS PER SHARE

   Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares were included in the calculations of the diluted loss per common share since the result would be antidilutive.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 9 -- BUSINESS SEGMENT DATA

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):


                                                                                  (Restated)
                                                              ----------------------------------------------------
                                                                    Quarter                     Six Months
                                                              --------------------     ---------------------------
                                                                2000       1999           2000             1999
                                                              --------   --------      ----------       ----------
Revenues:
Health services division:
  Nursing centers...........................................  $413,159   $397,930      $  825,862       $  796,304
  Rehabilitation services...................................    33,173     50,234          67,550          104,599
  Other ancillary services..................................        (2)    12,855              (7)          29,118
  Elimination...............................................   (18,509)   (34,564)        (36,600)         (68,769)
                                                              --------   --------      ----------       ----------
                                                               427,821    426,455         856,805          861,252
Hospital division:
  Hospitals.................................................   250,027    234,868         503,618          473,390
  Pharmacy..................................................    49,949     42,951          97,417           86,197
                                                              --------   --------      ----------       ----------
                                                               299,976    277,819         601,035          559,587
                                                              --------   --------      ----------       ----------
                                                               727,797    704,274       1,457,840        1,420,839
Elimination of pharmacy charges to Company nursing centers..   (14,373)   (15,382)        (28,960)         (31,715)
                                                              --------   --------      ----------       ----------
                                                              $713,424   $688,892      $1,428,880       $1,389,124
                                                              ========   ========      ==========       ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
    Nursing centers.........................................  $ 75,348   $ 55,027      $  144,060       $  109,990
    Rehabilitation services.................................    (1,059)     8,311            (573)          15,158
    Other ancillary services................................       242      1,035             372            4,631
                                                              --------   --------      ----------       ----------
                                                                74,531     64,373         143,859          129,779
  Hospital division:
    Hospitals...............................................    51,547     58,443         106,945          115,641
    Pharmacy................................................       789      3,289            (411)           7,240
                                                              --------   --------      ----------       ----------
                                                                52,336     61,732         106,534          122,881
  Corporate overhead........................................   (27,750)   (29,676)        (57,120)         (57,451)
  Unusual transactions......................................     4,535    (20,827)          4,535          (20,827)
  Reorganization costs......................................    (2,530)    (4,547)         (5,595)          (6,859)
                                                              --------   --------      ----------       ----------
        Operating income....................................   101,122     71,055         192,213          167,523
Rent........................................................   (76,788)   (76,088)       (153,008)        (151,540)
Depreciation and amortization...............................   (18,168)   (21,612)        (36,070)         (43,897)
Interest, net...............................................   (13,651)   (19,390)        (28,684)         (38,295)
                                                              --------   --------      ----------       ----------
Loss before income taxes....................................    (7,485)   (46,035)        (25,549)         (66,209)
Provision for income taxes..................................       500         50           1,000              100
                                                              --------   --------      ----------       ----------
                                                              $ (7,985)  $(46,085)     $  (26,549)      $  (66,309)
                                                              ========   ========      ==========       ==========

                                                                                    June 30, 2000   December 31, 1999
                                                                                    -------------   -----------------
Assets:
  Health services division.......................................................      $  489,778       $  489,316
  Hospital division..............................................................         318,538          337,218
  Corporate......................................................................         440,063          409,440
                                                                                       ----------       ----------
                                                                                       $1,248,379       $1,235,974
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

   The provision for income taxes for the second quarter of 2000 and 1999 included charges of $2.5 million and $11.8 million, respectively, related to the deferred tax valuation allowance. For the six months ended June 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $8.4 million and $15.8 million, respectively. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At June 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $368.4 million.

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

NOTE 12 -- THIRD PARTY SETTLEMENTS

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

   Nursing center operating income increased 37% to $75 million in the second quarter of 2000 from $55 million last year. Operating income for the first six months of 2000 increased 31% to $144 million from $110 million last year. A substantial portion of the improvement in operating margins in both periods resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day declined slightly for both the second quarter and six month period compared to a year ago.

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

   Hospital operating income declined 12% to $52 million in the second quarter of 2000 from $58 million in the second quarter of 1999 and declined 8% to $107 million for the first six months of 2000 from $116 million last year. Despite an increase in patient days, hospital operating costs per patient day increased 7% to $757 from $706 in the second quarter of 2000 compared to 1999 and increased 5% to $743 from $707 for the six months ended June 30, 2000 compared to last year. The increase in both periods was primarily attributable to growth in labor and pharmaceutical costs and provisions for loss related to asset impairments. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

 Hospital Division - Pharmacy

   Revenues increased 16% to $50 million in the second quarter of 2000 compared to $43 million a year ago and increased 13% to $97 million for the first six months of 2000 compared to $86 million last year. The increases resulted primarily from growth in the number of nursing center customers.

   Operating income declined to $1 million in the second quarter of 2000 compared to $3 million in the same period of the prior year. For the six month period, the pharmacy business reported an operating loss of $0.4 million compared to operating income of $7 million for the first six months of 1999. The decline in operating income in both periods was primarily attributable to pricing pressures associated with PPS and pharmaceutical cost increases. Supply costs as a percentage of revenues rose to 61% in the second quarter of 2000 from 55% in 1999. For the six months ended June 30, 2000, supply costs as a percentage of revenues rose to 64% from 54% last year.

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

   The provision for income taxes for the second quarter of 2000 and 1999 included charges of $2 million and $12 million, respectively, related to the deferred tax valuation allowance. For the six months ended June 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $8 million and $16 million, respectively. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At June 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $368 million.

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $5 million in the second quarter of 2000 compared to $41 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company recorded a pretax loss from operations before reorganization costs of $20 million compared to $59 million for the same period of 1999.

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

   The net loss from operations in the second quarter of 2000 aggregated $8 million compared to a net loss of $46 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company's net loss from operations totaled $27 million compared to a net loss of $66 million a year ago. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect the change in accounting for start-up costs. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                       (Restated)
                                         ----------------------------------------------------------------------
                                                         1999 Quarters                        2000 Quarters
                                         -----------------------------------------------  ---------------------
                                           First       Second      Third       Fourth       First      Second
                                         ----------  ----------  ----------  -----------  ----------  ---------
Revenues...............................   $700,232    $688,892    $681,924   $  594,593    $715,456   $713,424
                                          --------    --------    --------   ----------    --------   --------

Salaries, wages and benefits...........    403,894     392,748     393,535      376,050     405,313    392,383
Supplies...............................     84,997      85,799      81,484       95,509      93,398     94,619
Rent...................................     75,452      76,088      77,423       76,157      76,220     76,788
Other operating expenses...............    112,561     134,743     122,502      594,607     122,589    122,770
Depreciation and amortization..........     22,285      21,612      24,126       25,173      17,902     18,168
Interest expense.......................     19,536      20,032      26,030       14,844      16,239     14,663
Investment income......................       (631)       (642)       (673)      (3,242)     (1,206)    (1,012)
                                          --------    --------    --------   ----------    --------   --------
                                           718,094     730,380     724,427    1,179,098     730,455    718,379
                                          --------    --------    --------   ----------    --------   --------
Loss before reorganization costs
  and income taxes.....................    (17,862)    (41,488)    (42,503)    (584,505)    (14,999)    (4,955)
Reorganization costs...................      2,312       4,547       5,443        6,304       3,065      2,530
                                          --------    --------    --------   ----------    --------   --------
Loss before income taxes...............    (20,174)    (46,035)    (47,946)    (590,809)    (18,064)    (7,485)
Provision for income taxes.............         50          50          50          350         500        500
                                          --------    --------    --------   ----------    --------   --------
Loss from operations...................    (20,224)    (46,085)    (47,996)    (591,159)    (18,564)    (7,985)
Cumulative effect of change in
  accounting for start-up costs........     (8,923)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................    (29,147)    (46,085)    (47,996)    (591,159)    (18,564)    (7,985)
Preferred stock dividend
  requirements.........................       (261)       (262)       (261)        (262)       (261)      (262)
                                          --------    --------    --------   ----------    --------   --------
         Loss to common
           stockholders................   $(29,408)   $(46,347)   $(48,257)  $ (591,421)   $(18,825)  $ (8,247)
                                          ========    ========    ========   ==========    ========   ========
Loss per common share:
   Basic:
      Loss from operations.............   $  (0.29)   $  (0.66)   $  (0.69)  $    (8.39)   $  (0.27)  $  (0.12)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................   $  (0.42)   $  (0.66)   $  (0.69)  $    (8.39)   $  (0.27)  $  (0.12)
                                          ========    ========    ========   ==========    ========   ========
   Diluted:
      Loss from operations.............   $  (0.29)   $  (0.66)   $  (0.69)  $    (8.39)   $  (0.27)  $  (0.12)
      Cumulative effect of change in
        accounting for start-up costs..      (0.13)          -           -            -           -          -
                                          --------    --------    --------   ----------    --------   --------
         Net loss......................   $  (0.42)   $  (0.66)   $  (0.69)  $    (8.39)   $  (0.27)  $  (0.12)
                                          ========    ========    ========   ==========    ========   ========
Shares used in computing loss
   per common share:
      Basic............................     70,326      70,395      70,438       70,463      70,240     70,147
      Diluted..........................     70,326      70,395      70,438       70,463      70,240     70,147

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                            ---------------------------------------------------------------------
                                                            1999 Quarters                       2000 Quarters
                                            ----------------------------------------------  ---------------------
                                              First       Second      Third       Fourth      First      Second
                                            ----------  ----------  ----------  ----------  ----------  ---------
Revenues:
Health services division:
  Nursing centers................            $398,374    $397,930    $399,907   $ 398,033    $412,703   $413,159
  Rehabilitation services........              54,365      50,234      46,088      45,044      34,377     33,173
  Other ancillary services.......              16,263      12,855      10,477       3,932          (5)        (2)
  Elimination....................             (34,205)    (34,564)    (31,770)    (27,728)    (18,091)   (18,509)
                                             --------    --------    --------   ---------    --------   --------
                                              434,797     426,455     424,702     419,281     428,984    427,821
Hospital division:
  Hospitals......................             238,522     234,868     230,682     146,476     253,591    250,027
  Pharmacy.......................              43,246      42,951      40,707      44,589      47,468     49,949
                                             --------    --------    --------   ---------    --------   --------
                                              281,768     277,819     271,389     191,065     301,059    299,976
                                             --------    --------    --------   ---------    --------   --------
                                              716,565     704,274     696,091     610,346     730,043    727,797
Elimination of pharmacy charges
  to Company nursing centers.....             (16,333)    (15,382)    (14,167)    (15,753)    (14,587)   (14,373)
                                             --------    --------    --------   ---------    --------   --------
                                             $700,232    $688,892    $681,924   $ 594,593    $715,456   $713,424
                                             ========    ========    ========   =========    ========   ========
Income (loss) from operations (restated):
Operating income (loss):
  Health services division:
     Nursing centers.............            $ 54,963    $ 55,027    $ 51,722   $   7,416    $ 68,712   $ 75,348
     Rehabilitation services.....               6,847       8,311       5,191     (17,458)        486     (1,059)
     Other ancillary services....               3,596       1,035       1,333      (1,798)        130        242
                                             --------    --------    --------   ---------    --------   --------
                                               65,406      64,373      58,246     (11,840)     69,328     74,531
  Hospital division:
     Hospitals...................              57,198      58,443      52,871     (36,462)     55,398     51,547
     Pharmacy....................               3,951       3,289         585      (7,483)     (1,200)       789
                                             --------    --------    --------   ---------    --------   --------
                                               61,149      61,732      53,456     (43,945)     54,198     52,336
Corporate overhead...............             (27,775)    (29,676)    (27,299)    (24,197)    (29,370)   (27,750)
Unusual transactions.............                   -     (20,827)          -    (391,591)          -      4,535
Reorganization costs.............              (2,312)     (4,547)     (5,443)     (6,304)     (3,065)    (2,530)
                                             --------    --------    --------   ---------    --------   --------
        Operating income (loss)..              96,468      71,055      78,960    (477,877)     91,091    101,122
Rent.............................             (75,452)    (76,088)    (77,423)    (76,157)    (76,220)   (76,788)
Depreciation and amortization....             (22,285)    (21,612)    (24,126)    (25,173)    (17,902)   (18,168)
Interest, net....................             (18,905)    (19,390)    (25,357)    (11,602)    (15,033)   (13,651)
                                             --------    --------    --------   ---------    --------   --------
Loss before income taxes.........             (20,174)    (46,035)    (47,946)   (590,809)    (18,064)    (7,485)
Provision for income taxes.......                  50          50          50         350         500        500
                                             --------    --------    --------   ---------    --------   --------
                                             $(20,224)   $(46,085)   $(47,996)  $(591,159)   $(18,564)  $ (7,985)
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