Form 10-Q/A
period 2000-09-30
KINDRED HEALTHCARE INC
filed 2001-08-29
CIK 1060009

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

                                    1 of 45

                           KINDRED HEALTHCARE, INC.
               (Formerly Vencor, Inc., a Debtor-in-Possession)
                                  FORM 10-Q/A
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE
                                                                                                            ----
Item 1.  Financial Statements (restated):
         Condensed Consolidated Statement of Operations -- for the quarter and nine months
           ended September 30, 2000 and 1999...........................................................       3

         Condensed Consolidated Balance Sheet -- September 30, 2000 and December 31, 1999..............       4

         Condensed Consolidated Statement of Cash Flows -- for the nine months ended
           September 30, 2000 and 1999.................................................................       5

         Notes to Condensed Consolidated Financial Statements..........................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................      28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................      44

                           KINDRED HEALTHCARE, INC.
               (Formerly Vencor, Inc., a Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       For the quarter and nine months ended September 30, 2000 and 1999
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                     (Restated - See Note 2)
                                                       -------------------------------------------------
                                                             Quarter                  Nine Months
                                                       --------------------    -------------------------
                                                         2000        1999          2000          1999
                                                       --------    --------    ----------    ----------
Revenues............................................   $717,253    $681,924    $2,146,133    $2,071,048
                                                       --------    --------    ----------    ----------

Salaries, wages and benefits........................    405,510     393,535     1,203,206     1,190,177
Supplies............................................     92,251      81,484       280,268       252,280
Rent................................................     77,870      77,423       230,878       228,963
Other operating expenses............................    135,345     122,502       380,704       369,806
Depreciation and amortization.......................     17,464      24,126        53,534        68,023
Interest expense....................................     14,415      26,030        45,317        65,598
Investment income...................................     (1,490)       (673)       (3,708)       (1,946)
                                                       --------    --------    ----------    ----------
                                                        741,365     724,427     2,190,199     2,172,901
                                                       --------    --------    ----------    ----------
Loss before reorganization costs and income taxes...    (24,112)    (42,503)      (44,066)     (101,853)
Reorganization costs................................      4,745       5,443        10,340        12,302
                                                       --------    --------    ----------    ----------
Loss before income taxes............................    (28,857)    (47,946)      (54,406)     (114,155)
Provision for income taxes..........................        500          50         1,500           150
                                                       --------    --------    ----------    ----------
Loss from operations................................    (29,357)    (47,996)      (55,906)     (114,305)
Cumulative effect of change in accounting
   for start-up costs...............................          -           -             -        (8,923)
                                                       --------    --------    ----------    ----------
            Net loss................................    (29,357)    (47,996)      (55,906)     (123,228)
Preferred stock dividend requirements...............       (261)       (261)         (784)         (784)
                                                       --------    --------    ----------    ----------
            Loss to common stockholders.............   $(29,618)   $(48,257)   $  (56,690)   $ (124,012)
                                                       ========    ========    ==========    ==========

Loss per common share:
   Basic:
      Loss from operations..........................   $  (0.42)   $  (0.69)   $    (0.81)   $    (1.63)
      Cumulative effect of change in accounting
         for start-up costs.........................          -           -             -         (0.13)
                                                       --------    --------    ----------    ----------
            Net loss................................   $  (0.42)   $  (0.69)   $    (0.81)   $    (1.76)
                                                       ========    ========    ==========    ==========

   Diluted:
      Loss from operations..........................   $  (0.42)   $  (0.69)   $    (0.81)   $    (1.63)
      Cumulative effect of change in accounting
         for start-up costs.........................          -           -             -         (0.13)
                                                       --------    --------    ----------    ----------
            Net loss................................   $  (0.42)   $  (0.69)   $    (0.81)   $    (1.76)
                                                       ========    ========    ==========    ==========

Shares used in computing loss per common share:
   Basic............................................     70,265      70,438        70,217        70,386
   Diluted..........................................     70,265      70,438        70,217        70,386


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                         Restated
                                                                               ----------------------------
                                                                               September 30,   December 31,
                                                                                    2000           1999
                                                                               -------------   ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents................................................     $   203,947     $   148,350
 Accounts receivable less allowance for loss..............................         292,654         324,135
 Inventories..............................................................          28,869          28,956
 Insurance subsidiary investments.........................................          50,483          16,483
 Income taxes.............................................................           6,553           8,884
 Other....................................................................          83,745          65,076
                                                                               -----------     -----------
                                                                                   666,251         591,884

Property and equipment, at cost...........................................         645,874         615,160
Accumulated depreciation..................................................        (286,146)       (243,526)
                                                                               -----------     -----------
                                                                                   359,728         371,634

Goodwill less accumulated amortization....................................         165,061         173,818
Investment in affiliates..................................................           6,982          15,874
Assets held for sale......................................................           7,450          17,217
Other.....................................................................          57,673          65,547
                                                                               -----------     -----------
                                                                               $ 1,263,145     $ 1,235,974
                                                                               ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable.........................................................     $   102,726     $   101,219
 Salaries, wages and other compensation...................................         156,887         159,482
 Due to third party payors................................................          34,736          52,205
 Other accrued liabilities................................................         100,334          83,967
                                                                               -----------     -----------
                                                                                   394,683         396,873

Professional liability risks..............................................          94,749          72,785
Deferred credits and other liabilities....................................          14,039          11,178
Liabilities subject to compromise.........................................       1,220,577       1,159,417

Series A preferred stock (subject to compromise)..........................           1,743           1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,265 shares -- September 30 and 70,278 shares -- December 31...          17,566          17,570
 Capital in excess of par value...........................................         667,148         667,078
 Accumulated deficit......................................................      (1,147,360)     (1,090,670)
                                                                               -----------     -----------
                                                                                  (462,646)       (406,022)
                                                                               -----------     -----------
                                                                               $ 1,263,145     $ 1,235,974
                                                                               ===========     ===========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)
                                 (In thousands)

                                                                                              Restated
                                                                                        ---------------------
                                                                                          2000         1999
                                                                                        --------    ---------
Cash flows from operating activities:
   Net loss..........................................................................   $(55,906)   $(123,228)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization..................................................     53,534       68,023
      Provision for doubtful accounts................................................     23,496       23,515
      Unusual transactions...........................................................      4,701       20,827
      Reorganization costs...........................................................     10,340       12,302
      Cumulative effect of change in accounting for start-up costs...................          -        8,923
      Other..........................................................................     11,711        1,926
      Changes in operating assets and liabilities:
         Accounts receivable.........................................................     13,479       15,940
         Inventories and other assets................................................     (9,481)      11,517
         Accounts payable............................................................      7,833       12,376
         Income taxes................................................................      2,331        3,818
         Due to third party payors...................................................    (12,687)      54,648
         Other accrued liabilities...................................................    105,383       55,914
                                                                                        --------    ---------
            Net cash provided by operating activities before reorganization costs....    154,734      166,501
   Payment of reorganization costs...................................................     (5,806)     (12,267)
                                                                                        --------    ---------
            Net cash provided by operating activities................................    148,928      154,234
                                                                                        --------    ---------
Cash flows from investing activities:
   Purchase of property and equipment................................................    (42,445)     (72,629)
   Sale of assets....................................................................     15,161        9,400
   Surety bond deposits..............................................................     (4,647)     (16,763)
   Net change in investments.........................................................    (34,932)       6,377
   Collection of notes receivable....................................................      1,469            -
   Other.............................................................................        100       (3,688)
                                                                                        --------    ---------
            Net cash used in investing activities....................................    (65,294)     (77,303)
                                                                                        --------    ---------
Cash flows from financing activities:
   Net change in lines of credit.....................................................          -       55,000
   Repayment of long-term debt.......................................................    (14,336)     (22,446)
   Payment of debtor-in-possession deferred financing costs..........................       (800)      (3,688)
   Payment of deferred financing costs...............................................          -       (2,068)
   Other.............................................................................    (12,901)     (36,935)
                                                                                        --------    ---------
            Net cash used in financing activities....................................    (28,037)     (10,137)
                                                                                        --------    ---------
Change in cash and cash equivalents..................................................     55,597       66,794
Cash and cash equivalents at beginning of period.....................................    148,350       34,551
                                                                                        --------    ---------
Cash and cash equivalents at end of period...........................................   $203,947    $ 101,345
                                                                                        ========    =========

Supplemental information:
 Interest payments...................................................................   $  8,539    $  34,193
 Income tax refunds..................................................................        606        3,668

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

     The unaudited condensed consolidated financial statements included herein amend those previously included in the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000. Consolidated financial statement information and related disclosures included in these amended unaudited condensed consolidated financial statements reflect, where appropriate, changes resulting from the restatement.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

     The effect of the restatement on the Company's previously issued unaudited condensed consolidated financial statements follows (in thousands, except per share amounts):

                                      Three months ended September 30,                  Nine months ended September 30,
                              -------------------------------------------------  --------------------------------------------------
                                        2000                      1999                    2000                        1999
                              ------------------------  -----------------------  -----------------------    -----------------------
                              As previously      As     As previously     As     As previously     As       As previously     As
                                reported      restated    reported     restated    reported     restated      reported     restated
                              -------------   --------  -------------  --------  -------------  --------    -------------  --------
   Loss from operations...      $(26,564)     $(29,357)   $(42,442)    $(47,996)  $(47,527)     $(55,906)    $ (97,643)   $(114,305)
   Net loss...............       (26,564)      (29,357)    (42,442)     (47,996)   (47,527)      (55,906)     (106,566)    (123,228)
   Loss per common
     share:
       Basic:
        Loss from
         operations.......      $  (0.38)     $  (0.42)   $  (0.61)    $  (0.69)  $  (0.69)     $  (0.81)    $   (1.40)   $   (1.63)
        Net loss..........         (0.38)        (0.42)      (0.61)       (0.69)     (0.69)        (0.81)        (1.53)       (1.76)
        Diluted
         Loss from
          operations......      $  (0.38)     $  (0.42)   $  (0.61)    $  (0.69)  $  (0.69)     $  (0.81)    $   (1.40)   $   (1.63)
         Net loss.........         (0.38)        (0.42)      (0.61)       (0.69)     (0.69)        (0.81)        (1.53)       (1.76)

                                                                                September 30, 2000            December 31, 1999
                                                                             ------------------------     -------------------------
                                                                             As previously     As         As previously     As
                                                                               reported     restated        reported      restated
                                                                             ------------- ----------     -------------  ----------
   Professional liability risks.........................................     $   58,657    $   94,749     $   45,072     $   72,785
   Total liabilities....................................................      1,687,956     1,724,048      1,612,540      1,640,253
   Accumulated deficit..................................................     (1,111,268)   (1,147,360)    (1,062,957)    (1,090,670)
   Stockholders' deficit................................................       (426,554)     (462,646)      (378,309)      (406,022)

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

   As previously reported, the Company was informed by the Department of Justice (the "DOJ") that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. The Company has cooperated fully in these investigations. The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. See Note
11. The Company believes that the DOJ's intervention in these actions will facilitate the ability of the parties to reach a final resolution. The Company and Ventas are continuing settlement discussions with the DOJ to finalize the Government Settlement to resolve all of the DOJ investigations including the pending qui tam actions.

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

   The following table sets forth the Company's revenues, operating results and assets by business segment (in thousands):

                                                                       Quarter                  Nine Months
                                                                ---------------------   -------------------------
                                                                  2000        1999         2000          1999
                                                                --------    --------    ----------    ----------
Revenues:
Health services division:
  Nursing centers............................................   $420,588    $399,907    $1,246,450    $1,196,211
  Rehabilitation services....................................     34,032      46,088       101,582       150,687
  Other ancillary services...................................         (1)     10,477            (8)       39,595
  Elimination................................................    (19,671)    (31,770)      (56,271)     (100,539)
                                                                --------    --------    ----------    ----------
                                                                 434,948     424,702     1,291,753     1,285,954
Hospital division:
  Hospitals..................................................    244,391     230,682       748,009       704,072
  Pharmacy...................................................     51,593      40,707       149,010       126,904
                                                                --------    --------    ----------    ----------
                                                                 295,984     271,389       897,019       830,976
                                                                --------    --------    ----------    ----------
                                                                 730,932     696,091     2,188,772     2,116,930
Elimination of pharmacy charges to Company nursing centers...    (13,679)    (14,167)      (42,639)      (45,882)
                                                                --------    --------    ----------    ----------
                                                                $717,253    $681,924    $2,146,133    $2,071,048
                                                                ========    ========    ==========    ==========
Income (loss) from operations (restated):
Operating income (loss):
  Health services division:
    Nursing centers..........................................   $ 69,493    $ 51,722    $  213,553    $  161,712
    Rehabilitation services..................................      2,837       5,191         2,264        20,349
    Other ancillary services.................................      2,687       1,333         3,059         5,964
                                                                --------    --------    ----------    ----------
                                                                  75,017      58,246       218,876       188,025
  Hospital division:
    Hospitals................................................     47,284      52,871       154,229       168,512
    Pharmacy.................................................      1,075         585           664         7,825
                                                                --------    --------    ----------    ----------
                                                                  48,359      53,456       154,893       176,337
  Corporate overhead.........................................    (29,993)    (27,299)      (87,113)      (84,750)
  Unusual transactions.......................................     (9,236)          -        (4,701)      (20,827)
  Reorganization costs.......................................     (4,745)     (5,443)      (10,340)      (12,302)
                                                                --------    --------    ----------    ----------
        Operating income.....................................     79,402      78,960       271,615       246,483
Rent.........................................................    (77,870)    (77,423)     (230,878)     (228,963)
Depreciation and amortization................................    (17,464)    (24,126)      (53,534)      (68,023)
Interest, net................................................    (12,925)    (25,357)      (41,609)      (63,652)
                                                                --------    --------    ----------    ----------
Loss before income taxes.....................................    (28,857)    (47,946)      (54,406)     (114,155)
Provision for income taxes...................................        500          50         1,500           150
                                                                --------    --------    ----------    ----------
                                                                $(29,357)   $(47,996)   $  (55,906)   $ (114,305)
                                                                ========    ========    ==========    ==========

                                                                         September 30, 2000    December 31, 1999
                                                                         ------------------    -----------------
Assets:
  Health services division...................................                 $  472,400           $  489,316
  Hospital division..........................................                    314,221              337,218
  Corporate..................................................                    476,524              409,440
                                                                              ----------           ----------

                                                                              $1,263,145           $1,235,974
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

   The provision for income taxes for the third quarter of 2000 and 1999 included charges of $8.3 million and $17.2 million, respectively, related to the deferred tax valuation allowance. For the nine months ended September 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $16.7 million and $33.0 million, respectively. In addition, the Company recorded a valuation allowance of $3.4 million in the first quarter of 1999 related to the change in accounting for start-up costs. At September 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $376.7 million.

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

   The DOJ has informed the Company that it has intervened in several pending qui tam actions asserted against the Company and/or Ventas in connection with these investigations. In addition, the DOJ has filed proofs of claims with respect to certain alleged claims in the Chapter 11 Cases. The Company and Ventas are continuing settlement discussions with the DOJ to finalize the Government Settlement to resolve all of the DOJ investigations including the pending qui tam actions. For a summary of the terms of the proposed Government Settlement contained in the Proposed Plan, see Note 4. There can be no assurance, however, that a settlement or other resolution will be consummated with the DOJ.

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

   Operating income increased 34% to $69 million in the third quarter and 32% to $214 million for the nine month period compared to the same periods a year ago. A substantial portion of the improvement in operating margins in both periods resulted from operating efficiencies related to the fourth quarter 1999 Vencare realignment. However, costs related to professional liability risks and doubtful accounts rose by $5 million and $11 million from the third quarter and first nine months of 1999, respectively. In the aggregate, operating costs (wages, benefits, supplies and other expenses) per patient day increased 2% in the third quarter and were relatively unchanged for the nine month period compared to a year ago.

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

   Rehabilitation services reported operating income of $3 million and $2 million for the third quarter and nine month period, respectively, compared to operating income of $5 million and $20 million for the same periods last year. Operating results in the third quarter of 2000 reflect $3 million of favorable adjustments for doubtful accounts resulting from collections of past due accounts. The reduction in operating income reflects a continued decline in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

 Health Services Division - Rehabilitation Services (Continued)

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

   Hospital operating income declined 11% to $47 million in the third quarter of 2000 and declined 8% to $154 million for the nine months ended September 30, 2000 compared to the same periods a year ago. Despite an increase in patient days, operating costs per patient day increased 5% in both periods primarily as a result of growth in labor and pharmaceutical costs. Operating income also was adversely impacted by the previously discussed reduction in Medicare reimbursement for hospital-based ancillary services.

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

   The provision for income taxes for the third quarter of 2000 and 1999 included charges of $8 million and $17 million, respectively, related to the deferred tax valuation allowance. For the nine months ended September 30, 2000 and 1999, charges related to the deferred tax valuation allowance totaled $17 million and $33 million, respectively. In addition, the Company recorded a valuation allowance of $3 million in the first quarter of 1999 related to the change in accounting for start-up costs. At September 30, 2000, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $377 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $24 million in the third quarter of 2000 compared to $43 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company recorded a pretax loss from operations before reorganization costs of $44 million compared to $102 million for the same period of 1999.

   Reorganization costs, consisting principally of professional fees, aggregated $4 million and $5 million in the third quarters of 2000 and 1999, respectively, and $10 million and $12 million for the respective nine month periods.

   The net loss from operations in the third quarter of 2000 aggregated $29 million compared to a net loss of $48 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company's net loss from operations totaled $56 million compared to a net loss of $114 million a year ago. In addition, the Company recorded a $9 million charge in the first quarter of 1999 to reflect the change in accounting for start-up costs. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

Liquidity

   As previously discussed, the Company and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999. The Company currently is operating its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On September 29, 2000, the Company filed its Proposed Plan with the Bankruptcy Court. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                               (Restated)
                                                         -------------------------------------------------------
                                                                      2000 Quarters
                                                         ----------------------------------------
                                                           First          Second         Third      Nine Months
                                                         ----------   --------------   ----------   ------------
Revenues..............................................    $715,456         $713,424     $717,253     $2,146,133
                                                          --------         --------     --------     ----------
Salaries, wages and benefits..........................     405,313          392,383      405,510      1,203,206
Supplies..............................................      93,398           94,619       92,251        280,268
Rent..................................................      76,220           76,788       77,870        230,878
Other operating expenses..............................     122,589          122,770      135,345        380,704
Depreciation and amortization.........................      17,902           18,168       17,464         53,534
Interest expense......................................      16,239           14,663       14,415         45,317
Investment income.....................................      (1,206)          (1,012)      (1,490)        (3,708)
                                                          --------         --------     --------     ----------
                                                           730,455          718,379      741,365      2,190,199
                                                          --------         --------     --------     ----------
Loss before reorganization costs and income taxes.....     (14,999)          (4,955)     (24,112)       (44,066)
Reorganization costs..................................       3,065            2,530        4,745         10,340
                                                          --------         --------     --------     ----------
Loss before income taxes..............................     (18,064)          (7,485)     (28,857)       (54,406)
Provision for income taxes............................         500              500          500          1,500
                                                          --------         --------     --------     ----------
   Net loss...........................................     (18,564)          (7,985)     (29,357)       (55,906)
Preferred stock dividend requirements.................        (261)            (262)        (261)          (784)
                                                          --------         --------     --------     ----------
   Loss to common stockholders........................    $(18,825)        $ (8,247)    $(29,618)    $  (56,690)
                                                          ========         ========     ========     ==========
Net loss per common share:
   Basic..............................................    $  (0.27)        $  (0.12)    $  (0.42)    $    (0.81)
   Diluted............................................       (0.27)           (0.12)       (0.42)         (0.81)

Shares used in computing net loss per common share:
   Basic..............................................     (70,240)         (70,147)     (70,265)       (70,217)
   Diluted............................................     (70,240)         (70,147)     (70,265)       (70,217)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                  (Restated)
                                           ----------------------------------------------------------------

                                                               1999 Quarters
                                           --------------------------------------------------
                                             First        Second       Third        Fourth         Year
                                           ----------   ----------   ----------   -----------   -----------
Revenues................................    $700,232     $688,892     $681,924    $  594,593    $2,665,641
                                            --------     --------     --------    ----------    ----------
Salaries, wages and benefits............     403,894      392,748      393,535       376,050     1,566,227
Supplies................................      84,997       85,799       81,484        95,509       347,789
Rent....................................      75,452       76,088       77,423        76,157       305,120
Other operating expenses................     112,561      134,743      122,502       594,607       964,413
Depreciation and amortization...........      22,285       21,612       24,126        25,173        93,196
Interest expense........................      19,536       20,032       26,030        14,844        80,442
Investment income.......................        (631)        (642)        (673)       (3,242)       (5,188)
                                            --------     --------     --------    ----------    ----------
                                             718,094      730,380      724,427     1,179,098     3,351,999
                                            --------     --------     --------    ----------    ----------
Loss before reorganization costs
  and income taxes......................     (17,862)     (41,488)     (42,503)     (584,505)     (686,358)
Reorganization costs....................       2,312        4,547        5,443         6,304        18,606
                                            --------     --------     --------    ----------    ----------
Loss before income taxes................     (20,174)     (46,035)     (47,946)     (590,809)     (704,964)
Provision for income taxes..............          50           50           50           350           500
                                            --------     --------     --------    ----------    ----------
Loss from operations....................     (20,224)     (46,085)     (47,996)     (591,159)     (705,464)
Cumulative effect of change in
  accounting for start-up costs.........      (8,923)           -            -             -        (8,923)
                                            --------     --------     --------    ----------    ----------
          Net loss......................     (29,147)     (46,085)     (47,996)     (591,159)     (714,387)
Preferred stock dividend requirements...        (261)        (262)        (261)         (262)       (1,046)
                                            --------     --------     --------    ----------    ----------
          Loss to common stockholders...    $(29,408)    $(46,347)    $(48,257)   $ (591,421)   $ (715,433)
                                            ========     ========     ========    ==========    ==========

Loss per common share:
   Basic:
      Loss from operations..............    $  (0.29)    $  (0.66)    $  (0.69)   $    (8.39)   $   (10.03)
      Cumulative effect of change in
        accounting for start-up costs...       (0.13)           -            -             -         (0.13)
                                            --------     --------     --------    ----------    ----------
          Net loss......................    $  (0.42)    $  (0.66)    $  (0.69)   $    (8.39)   $   (10.16)
                                            ========     ========     ========    ==========    ==========

   Diluted:
      Loss from operations..............    $  (0.29)    $  (0.66)    $  (0.69)   $    (8.39)   $   (10.03)
      Cumulative effect of change in
        accounting for start-up costs...       (0.13)           -            -             -         (0.13)
                                            --------     --------     --------    ----------    ----------
          Net loss......................    $  (0.42)    $  (0.66)    $  (0.69)   $    (8.39)   $   (10.16)
                                            ========     ========     ========    ==========    ==========
Shares used in computing loss
   per common share:
      Basic.............................      70,326       70,395       70,438        70,463        70,406
      Diluted...........................      70,326       70,395       70,438        70,463        70,406


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                                             2000 Quarters
                                                                ---------------------------------------
                                                                  First          Second         Third     Nine months
                                                                ----------   --------------   ---------   ------------
Revenues:
Health services division:
  Nursing centers............................................    $412,703         $413,159    $420,588     $1,246,450
  Rehabilitation services....................................      34,377           33,173      34,032        101,582
  Other ancillary services...................................          (5)              (2)         (1)            (8)
  Elimination................................................     (18,091)         (18,509)    (19,671)       (56,271)
                                                                 --------         --------    --------     ----------
                                                                  428,984          427,821     434,948      1,291,753
Hospital division:
  Hospitals..................................................     253,591          250,027     244,391        748,009
  Pharmacy...................................................      47,468           49,949      51,593        149,010
                                                                 --------         --------    --------     ----------
                                                                  301,059          299,976     295,984        897,019
                                                                 --------         --------    --------     ----------
                                                                  730,043          727,797     730,932      2,188,772
Elimination of pharmacy charges to Company nursing centers...     (14,587)         (14,373)    (13,679)       (42,639)
                                                                 --------         --------    --------     ----------
                                                                 $715,456         $713,424    $717,253     $2,146,133
                                                                 ========         ========    ========     ==========
Income (loss) from operations (restated):
Operating income (loss):
  Health services division:
     Nursing centers.........................................    $ 68,712         $ 75,348    $ 69,493     $  213,553
     Rehabilitation services.................................         486           (1,059)      2,837          2,264
     Other ancillary services................................         130              242       2,687          3,059
                                                                 --------         --------    --------     ----------
                                                                   69,328           74,531      75,017        218,876

  Hospital division:
     Hospitals...............................................      55,398           51,547      47,284        154,229
     Pharmacy................................................      (1,200)             789       1,075            664
                                                                 --------         --------    --------     ----------
                                                                   54,198           52,336      48,359        154,893
  Corporate overhead.........................................     (29,370)         (27,750)    (29,993)       (87,113)
  Unusual transactions.......................................           -            4,535      (9,236)        (4,701)
  Reorganization costs.......................................      (3,065)          (2,530)     (4,745)       (10,340)
                                                                 --------         --------    --------     ----------
        Operating income.....................................      91,091          101,122      79,402        271,615
Rent.........................................................     (76,220)         (76,788)    (77,870)      (230,878)
Depreciation and amortization................................     (17,902)         (18,168)    (17,464)       (53,534)
Interest, net................................................     (15,033)         (13,651)    (12,925)       (41,609)
                                                                 --------         --------    --------     ----------
Loss before income taxes.....................................     (18,064)          (7,485)    (28,857)       (54,406)
Provision for income taxes...................................         500              500         500          1,500
                                                                 --------         --------    --------     ----------
                                                                 $(18,564)        $ (7,985)   $(29,357)    $  (55,906)
                                                                 ========         ========    ========     ==========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                        1999 Quarters
                                     -------------------------------------------------
                                       First        Second       Third        Fourth        Year
                                     ----------   ----------   ----------   ----------   -----------
Revenues:
Health services division:
  Nursing centers.................    $398,374     $397,930     $399,907    $ 398,033    $1,594,244
  Rehabilitation services.........      54,365       50,234       46,088       45,044       195,731
  Other ancillary services........      16,263       12,855       10,477        3,932        43,527
  Elimination.....................     (34,205)     (34,564)     (31,770)     (27,728)     (128,267)
                                      --------     --------     --------    ---------    ----------
                                       434,797      426,455      424,702      419,281     1,705,235
Hospital division:
  Hospitals.......................     238,522      234,868      230,682      146,476       850,548
  Pharmacy........................      43,246       42,951       40,707       44,589       171,493
                                      --------     --------     --------    ---------    ----------
                                       281,768      277,819      271,389      191,065     1,022,041
                                      --------     --------     --------    ---------    ----------
                                       716,565      704,274      696,091      610,346     2,727,276
Elimination of pharmacy charges
  to Company nursing centers......     (16,333)     (15,382)     (14,167)     (15,753)      (61,635)
                                      --------     --------     --------    ---------    ----------
                                      $700,232     $688,892     $681,924    $ 594,593    $2,665,641
                                      ========     ========     ========    =========    ==========
Income (loss) from operations (restated):
Operating income (loss):
  Health services division:
     Nursing centers..............    $ 54,963     $ 55,027     $ 51,722    $   7,416    $  169,128
     Rehabilitation services......       6,847        8,311        5,191      (17,458)        2,891
     Other ancillary services.....       3,596        1,035        1,333       (1,798)        4,166
                                      --------     --------     --------    ---------    ----------
                                        65,406       64,373       58,246      (11,840)      176,185
  Hospital division:
     Hospitals....................      57,198       58,443       52,871      (36,462)      132,050
     Pharmacy.....................       3,951        3,289          585       (7,483)          342
                                      --------     --------     --------    ---------    ----------
                                        61,149       61,732       53,456      (43,945)      132,392
  Corporate overhead..............     (27,775)     (29,676)     (27,299)     (24,197)     (108,947)
  Unusual transactions............           -      (20,827)           -     (391,591)     (412,418)
  Reorganization costs............      (2,312)      (4,547)      (5,443)      (6,304)      (18,606)
                                      --------     --------     --------    ---------    ----------
        Operating income (loss)...      96,468       71,055       78,960     (477,877)     (231,394)
Rent..............................     (75,452)     (76,088)     (77,423)     (76,157)     (305,120)
Depreciation and amortization.....     (22,285)     (21,612)     (24,126)     (25,173)      (93,196)
Interest, net.....................     (18,905)     (19,390)     (25,357)     (11,602)      (75,254)
                                      --------     --------     --------    ---------    ----------
Loss before income taxes..........     (20,174)     (46,035)     (47,946)    (590,809)     (704,964)
Provision for income taxes........          50           50           50          350           500
                                      --------     --------     --------    ---------    ----------
                                      $(20,224)    $(46,085)    $(47,996)   $(591,159)   $ (705,464)
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


                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in thousands)


                                                                Expected Maturities                                     FAIR
                                    -------------------------------------------------------------------------------     VALUE
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