Form 10-Q/A
period 2001-03-31
KINDRED HEALTHCARE INC
filed 2001-08-29
CIK 1060009

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
      Common stock, $0.25 par value           15,000,000 shares

================================================================================

                                    1 of 37

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                                   FORM 10-Q/A
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                            Page
                                                                                                           ----
Item 1.   Financial Statements:
          Condensed Consolidated Statement of Operations -- for the three months ended
          March 31, 2001 and 2000 (restated in 2000).....................................................     3

          Condensed Consolidated Balance Sheet (restated) -- March 31, 2001 and December 31, 2000........     4

          Condensed Consolidated Statement of Cash Flows -- for the three months ended
          March 31, 2001 and 2000 (restated in 2000).....................................................     5

          Notes to Condensed Consolidated Financial Statements...........................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........    25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................    36

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                              (Restated - see
                                                                 Note 2)
                                                              ---------------
                                                       2001         2000
                                                     --------     --------

Revenues...........................................  $752,409     $715,456
                                                     --------     --------

Salaries, wages and benefits.......................   427,649      405,313
Supplies...........................................    94,319       93,398
Rent...............................................    76,995       76,220
Other operating expenses...........................   126,701      122,589
Depreciation and amortization......................    18,645       17,902
Interest expense...................................    14,000       16,239
Investment income..................................    (1,919)      (1,206)
                                                     --------     --------
                                                      756,390      730,455
                                                     --------     --------

Loss before reorganization costs and income taxes..    (3,981)     (14,999)
Reorganization costs...............................     4,473        3,065
                                                     --------     --------

Loss before income taxes...........................    (8,454)     (18,064)
Provision for income taxes.........................       500          500
                                                     --------     --------

         Net loss..................................    (8,954)     (18,564)
Preferred stock dividend requirements..............      (261)        (261)
                                                     --------     --------

         Loss to common stockholders...............  $ (9,215)    $(18,825)
                                                     ========     ========

Loss per common share:
 Basic.............................................  $  (0.13)    $  (0.27)
 Diluted...........................................  $  (0.13)    $  (0.27)


Shares used in computing loss per common share:
 Basic.............................................    70,261       70,240
 Diluted...........................................    70,261       70,240



                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                               (Restated)
                                                                       --------------------------
                                                                        March 31,    December 31,
                                                                           2001           2000
                                                                       -----------    -----------
                               ASSETS
Current assets:
 Cash and cash equivalents...........................................  $   160,055    $   184,642
 Accounts receivable less allowance for loss.........................      330,846        322,483
 Inventories.........................................................       29,132         29,707
 Insurance subsidiary investments....................................       90,617         62,453
 Other...............................................................       85,740         96,567
                                                                       -----------    -----------
                                                                           696,390        695,852

Property and equipment, at cost......................................      708,232        693,586
Accumulated depreciation.............................................     (316,862)      (300,881)
                                                                       -----------    -----------
                                                                           391,370        392,705

Goodwill less accumulated amortization...............................      156,765        159,277
Other................................................................       85,497         86,580
                                                                       -----------    -----------
                                                                       $ 1,330,022    $ 1,334,414
                                                                       ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................................  $    90,279    $   115,468
 Salaries, wages and other compensation..............................      178,319        184,860
 Due to third-party payors...........................................       47,773         44,561
 Other accrued liabilities...........................................       93,982         83,802
                                                                       -----------    -----------
                                                                           410,353        428,691

Professional liability risks.........................................      106,505        101,209
Deferred credits and other liabilities...............................       14,128         14,132
Liabilities subject to compromise....................................    1,278,223      1,260,373

Series A preferred stock (subject to compromise).....................        1,743          1,743

Stockholders' equity (deficit):
 Common stock, $0.25 par value; authorized 180,000 shares;
  issued 70,261 shares -- March 31 and 70,261 shares -- December 31..       17,565         17,565
 Capital in excess of par value......................................      667,187        667,168
 Accumulated deficit.................................................   (1,165,682)    (1,156,467)
                                                                       -----------    -----------
                                                                          (480,930)      (471,734)
                                                                       -----------    -----------
                                                                       $ 1,330,022    $ 1,334,414
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
                                (In thousands)

                                                                                                  (Restated)
                                                                                                   --------
                                                                                         2001        2000
                                                                                       --------    --------
Cash flows from operating activities:
   Net loss.........................................................................   $ (8,954)   $(18,564)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization.................................................     18,645      17,902
      Provision for doubtful accounts...............................................      6,305       8,801
      Reorganization costs..........................................................      4,473       3,065
      Other.........................................................................      1,357       3,586
      Changes in operating assets and liabilities:
         Accounts receivable........................................................    (14,668)     (1,851)
         Inventories and other assets...............................................     12,476      (2,697)
         Accounts payable...........................................................    (10,845)       (387)
         Income taxes...............................................................        108         775
         Due to third-party payors..................................................      2,051      12,635
         Other accrued liabilities..................................................     28,628      21,746
                                                                                       --------    --------
            Net cash provided by operating activities before reorganization costs...     39,576      45,011
   Payment of reorganization costs..................................................     (3,745)     (2,348)
                                                                                       --------    --------
            Net cash provided by operating activities...............................     35,831      42,663
                                                                                       --------    --------
Cash flows from investing activities:
   Purchase of property and equipment...............................................    (22,038)     (8,250)
   Sale of assets...................................................................          -       2,354
   Surety bond deposits.............................................................          -      (3,947)
   Net change in investments........................................................    (28,178)    (22,570)
   Other............................................................................        224       1,702
                                                                                       --------    --------
            Net cash used in investing activities...................................    (49,992)    (30,711)
                                                                                       --------    --------
Cash flows from financing activities:
   Repayment of long-term debt......................................................     (4,355)     (5,711)
   Payment of debtor-in-possession deferred financing costs.........................       (100)       (600)
   Other............................................................................     (5,971)    (12,085)
                                                                                       --------    --------
            Net cash used in financing activities...................................    (10,426)    (18,396)
                                                                                       --------    --------
Change in cash and cash equivalents.................................................    (24,587)     (6,444)
Cash and cash equivalents at beginning of period....................................    184,642     148,350
                                                                                       --------    --------
Cash and cash equivalents at end of period..........................................   $160,055    $141,906
                                                                                       ========    ========
Supplemental information:
   Interest payments................................................................   $  2,606    $  3,444
   Income tax payments (refunds)....................................................        392        (275)


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

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2000 filed with the Securities and Exchange Commission (the "Commission") on Form 10-K/A.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the costs described in Note 5, all such adjustments are of a normal and recurring nature.

   Certain prior period amounts have been reclassified to conform with the current period presentation.

   In connection with its emergence from bankruptcy, the Company will adopt the fresh start accounting provisions of SOP 90-7 in the second quarter of 2001, which will result in the revaluation of assets and liabilities to reflect the provisions of the Amended Plan.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

   The cumulative understatement of professional liability claims reserves approximated $5 million at December 31, 1998, $28 million at December 31, 1999 and $39 million at December 31, 2000. The previously reported cash flows of the Company were not affected by the restatement. The restatement of prior year results had no effect on the Company's reported operating results for the first quarter of 2001.

   The unaudited condensed consolidated financial statements included herein amend those previously included in the Company's Quarterly Report on Form
10-Q for the three months ended March 31, 2001. Consolidated financial statement information and related disclosures included in these amended unaudited condensed consolidated financial statements reflect, where appropriate, changes resulting from the restatement.

                           KINDRED HEALTHCARE, INC.
                (Formerly Vencor, Inc., a Debtor-in-Possession)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)


   The effect of the restatement on the Company's previously issued unaudited condensed consolidated financial statements follows (in thousands, except per share amounts):

                                                                                Three months ended March 31,
                                                                                -----------------------------
                                                                                             2000
                                                                                -----------------------------
                                                                                As previously          As
                                                                                   reported         restated
                                                                                -------------       ---------
   Loss from operations...................................................         $(15,771)        $(18,564)
   Net loss...............................................................          (15,771)         (18,564)
   Loss per common share:
     Basic:
       Loss from operations...............................................         $  (0.23)        $  (0.27)
       Net loss...........................................................            (0.23)           (0.27)
     Diluted:
       Loss from operations...............................................         $  (0.23)        $  (0.27)
       Net loss...........................................................            (0.23)           (0.27)

                                                        March 31, 2001                December 31, 2000
                                                  --------------------------    -----------------------------
                                                  As previously        As       As previously          As
                                                     reported       restated       reported         restated
                                                  -------------     --------    -------------       ---------
   Professional liability risks..............    $    67,623    $   106,505     $    62,327      $   101,209
   Total liabilities.........................      1,770,327      1,809,209       1,765,523        1,804,405
   Accumulated deficit.......................     (1,126,800)    (1,165,682)     (1,117,585)      (1,156,467)
   Stockholders' deficit.....................       (442,048)      (480,930)       (432,852)        (471,734)

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

   In addition, the Company will repay the remaining balance of the obligations owed to HCFA (approximately $59.2 million as of March 31, 2001) pursuant to the terms previously agreed to by the Company (the "HCFA Agreement"). As previously announced, the Company has entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Corporate Integrity Agreement became effective on the Effective Date. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 9.

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


NOTE 5 -- REORGANIZATION COSTS

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

   The following table sets forth the Company's revenues, operating results, capital expenditures and assets by business segment (in thousands):

                                                                          First Quarter
                                                                  ------------------------------
Revenues:                                                            2001                2000
                                                                  ----------          ----------
                                                                                      ( Restated)
Health services division:
  Nursing centers...........................................      $  429,523          $  412,703
  Rehabilitation services...................................          10,695              34,377
  Other ancillary services..................................               -                  (5)
  Elimination...............................................               -             (18,091)
                                                                  ----------          ----------
                                                                     440,218             428,984
Hospital division:
  Hospitals.................................................         271,984             253,591
  Pharmacy..................................................          54,880              47,468
                                                                  ----------          ----------
                                                                     326,864             301,059
                                                                  ----------          ----------
                                                                     767,082             730,043
Elimination of pharmacy charges to Company nursing centers..         (14,673)            (14,587)
                                                                  ----------          ----------
                                                                  $  752,409          $  715,456
                                                                  ==========          ==========
Income (loss) from operations:
Operating income (loss):
  Health services division:
    Nursing centers.........................................      $   70,543          $   68,712
    Rehabilitation services.................................             690                 486
    Other ancillary services................................             250                 130
                                                                  ----------          ----------
                                                                      71,483              69,328
  Hospital division:
    Hospitals...............................................          54,778              55,398
    Pharmacy................................................           6,176              (1,200)
                                                                  ----------          ----------
                                                                      60,954              54,198
                                                                  ----------          ----------
  Corporate overhead........................................         (28,697)            (29,370)
  Reorganization costs......................................          (4,473)             (3,065)
                                                                  ----------          ----------
      Operating income......................................          99,267              91,091
Rent........................................................         (76,995)            (76,220)
Depreciation and amortization...............................         (18,645)            (17,902)
Interest, net...............................................         (12,081)            (15,033)
                                                                  ----------          ----------
Loss before income taxes....................................          (8,454)            (18,064)
Provision for income taxes..................................             500                 500
                                                                  ----------          ----------
                                                                  $   (8,954)         $  (18,564)
                                                                  ==========          ==========
Capital expenditures:
  Health services division..................................      $    7,962          $    2,908
  Hospital division.........................................           8,901               3,536
  Corporate:
    Information systems.....................................           3,496               1,346
    Other...................................................           1,679                 460
                                                                  ----------          ----------
                                                                  $   22,038          $    8,250
                                                                  ==========          ==========

                                                              March 31, 2001   December 31, 2000
                                                              --------------   -----------------
Assets:
  Health services division..................................      $  488,926          $  494,636
  Hospital division.........................................         365,599             354,302
  Corporate.................................................         475,497             485,476
                                                                  ----------          ----------
                                                                  $1,330,022          $1,334,414
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

   The provision for income taxes for the first quarter of 2001 and 2000 included charges of $685,000 and $6 million, respectively, related to the deferred tax valuation allowance. At March 31, 2001, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $373 million.


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

NOTE 10 -- SUBSEQUENT EVENTS

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

   Nursing center operating income was $71 million for the first quarter of 2001 compared to $69 million for the first quarter of 2000. Despite an increase in revenues, operating margins declined to 16.4% in the first quarter of 2001 from 16.6% last year, principally due to growth in costs for employee health benefits, general liability insurance and utilities. Operating margins also were adversely impacted by the decline in patient census.

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

   Hospital operating income totaled $55 million in both the first quarter of 2001 and 2000. Despite an increase in revenues per patient day, hospital operating margins declined to 20.1% in the first quarter of 2001 from 21.8% for the same period last year primarily as a result of growth in labor costs. On a per patient day basis, labor costs increased 10% to $496 in 2001 from $453 in the first quarter of 2000. Operating margins also were adversely impacted by growth in general liability insurance and utility costs.

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

   The provision for income taxes for the first quarter of 2001 and 2000 included charges of $685,000 and $6 million, respectively, related to the deferred tax valuation allowance. At March 31, 2001, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $373 million.

 Consolidated Results

   The Company reported a pretax loss from operations before reorganization costs of $4 million for the first quarter of 2001 compared to $15 million for the same period a year ago. Reorganization costs, consisting principally of professional fees incurred in connection with the Company's restructuring activities, aggregated $4 million and $3 million for the first quarter of 2001 and 2000, respectively.

   The net loss from operations in the first quarter of 2001 aggregated $9 million compared to $19 million in the first quarter of 2000.

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

   The Company reported a net loss from operations in 1998 aggregating $578 million, resulting in certain financial covenant violations under the 1998 Credit Agreement. Prior to the commencement of the Chapter 11 Cases, the Company received a series of temporary waivers of these covenant violations. The waivers generally included certain borrowing limitations under the $300 million revolving credit portion of the 1998 Credit Agreement. The final waiver was scheduled to expire on September 24, 1999.

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

   As previously reported, the Company was informed by the DOJ that the Company and Ventas are the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ were settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                          (Restated)
                                     -------------------------------------------------------
                                                    2000 Quarters                               First
                                     ------------------------------------------                Quarter
                                       First     Second      Third      Fourth       Year        2001
                                     --------   --------    --------   --------   ----------   --------
Revenues..........................   $715,456   $713,424    $717,253   $742,409   $2,888,542   $752,409
                                     --------   --------    --------   --------   ----------   --------
Salaries, wages and benefits......    405,313    392,383     405,510    420,749    1,623,955    427,649
Supplies..........................     93,398     94,619      92,251     94,272      374,540     94,319
Rent..............................     76,220     76,788      77,870     76,931      307,809     76,995
Other operating expenses..........    122,589    122,770     135,345    123,066      503,770    126,701
Depreciation and amortization.....     17,902     18,168      17,464     20,011       73,545     18,645
Interest expense..................     16,239     14,663      14,415     15,114       60,431     14,000
Investment income.................     (1,206)    (1,012)     (1,490)    (1,685)      (5,393)    (1,919)
                                     --------   --------    --------   --------   ----------   --------
                                      730,455    718,379     741,365    748,458    2,938,657    756,390
                                     --------   --------    --------   --------   ----------   --------
Loss before reorganization costs
  and income taxes................    (14,999)    (4,955)    (24,112)    (6,049)     (50,115)    (3,981)
Reorganization costs..............      3,065      2,530       4,745      2,296       12,636      4,473
                                     --------   --------    --------   --------   ----------   --------
Loss before income taxes..........    (18,064)    (7,485)    (28,857)    (8,345)     (62,751)    (8,454)
Provision for income taxes........        500        500         500        500        2,000        500
                                     --------   --------    --------   --------   ----------   --------
          Net loss................    (18,564)    (7,985)    (29,357)    (8,845)     (64,751)    (8,954)
Preferred stock dividend
  requirements....................       (261)      (262)       (261)      (262)      (1,046)      (261)
                                     --------   --------    --------   --------   ----------   --------
          Loss to common
            stockholders..........   $(18,825)  $ (8,247)   $(29,618)  $ (9,107)  $  (65,797)  $ (9,215)
                                     ========   ========    ========   ========   ==========   ========

Loss per common share:
   Basic..........................   $  (0.27)  $  (0.12)   $  (0.42)  $  (0.13)  $    (0.94)  $  (0.13)
   Diluted........................      (0.27)     (0.12)      (0.42)     (0.13)       (0.94)     (0.13)

Shares used in computing loss
   per common share:
      Basic.......................     70,240     70,147      70,265     70,262       70,229     70,261
      Diluted.....................     70,240     70,147      70,265     70,262       70,229     70,261


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                                (In thousands)

                                                          (Restated)
                                   ------------------------------------------------------
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
                                   ========   ========   ========   ========   ==========   ========

Income (loss) from operations:
Operating income (loss):
  Health services division:
     Nursing centers.............  $ 68,712   $ 75,348   $ 69,493   $ 65,185   $  278,738   $ 70,543
     Rehabilitation services.....       486     (1,059)     2,837      5,783        8,047        690
     Other ancillary services....       130        242      2,687      1,678        4,737        250
                                   --------   --------   --------   --------   ----------   --------
                                     69,328     74,531     75,017     72,646      291,522     71,483
   Hospital division:
     Hospitals...................    55,398     51,547     47,284     51,629      205,858     54,778
     Pharmacy....................    (1,200)       789      1,075      6,757        7,421      6,176
                                   --------   --------   --------   --------   ----------   --------
                                     54,198     52,336     48,359     58,386      213,279     60,954
                                   --------   --------   --------   --------   ----------   --------
   Corporate overhead............   (29,370)   (27,750)   (29,993)   (26,710)    (113,823)   (28,697)
   Unusual transactions..........         -      4,535     (9,236)         -       (4,701)         -
   Reorganization costs..........    (3,065)    (2,530)    (4,745)    (2,296)     (12,636)    (4,473)
                                   --------   --------   --------   --------   ----------   --------
      Operating income...........    91,091    101,122     79,402    102,026      373,641     99,267
Rent.............................   (76,220)   (76,788)   (77,870)   (76,931)    (307,809)   (76,995)
Depreciation and amortization....   (17,902)   (18,168)   (17,464)   (20,011)     (73,545)   (18,645)
Interest, net....................   (15,033)   (13,651)   (12,925)   (13,429)     (55,038)   (12,081)
                                   --------   --------   --------   --------   ----------   --------
Loss before income taxes.........   (18,064)    (7,485)   (28,857)    (8,345)     (62,751)    (8,454)
Provision for income taxes.......       500        500        500        500        2,000        500
                                   --------   --------   --------   --------   ----------   --------
                                   $(18,564)  $ (7,985)  $(29,357)  $ (8,845)  $  (64,751)  $ (8,954)
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


                                        KINDRED HEALTHCARE, INC.



Date:  August 29, 2001                            /s/  EDWARD L. KUNTZ
----------------------                  ---------------------------------------
                                                     Edward L. Kuntz
                                              Chairman of the Board, Chief
                                             Executive Officer and President


Date:  August 29, 2001                        /s/  RICHARD A. SCHWEINHART
----------------------                  ---------------------------------------
                                                 Richard A. Schweinhart
                                            Senior Vice President and Chief
                                             Financial Officer (Principal
                                                  Financial Officer)