Form 10-Q/A
period 2001-06-30
KINDRED HEALTHCARE INC
filed 2001-08-29
CIK 1060009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

                                        OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to        .

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Common Stock                       Outstanding at July 31, 2001
            ---------------------                       ----------------------------
        Common stock, $0.25 par value                        15,600,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    1 of 42

                            KINDRED HEALTHCARE, INC.
                                  FORM 10-Q/A
                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations:
          Reorganized Company -- for the three months ended June 30, 2001
          Predecessor Company -- for the three months ended June 30, 2000 (restated) and
            March 31, 2001 and the six months ended June 30, 2000 (restated)....................   3
         Condensed Consolidated Balance Sheets:
          Reorganized Company -- June 30, 2001
          Predecessor Company -- December 31, 2000 (restated)...................................   4
         Condensed Consolidated Statement of Cash Flows:
          Reorganized Company -- for the three months ended June 30, 2001
          Predecessor Company -- for the three months ended June 30, 2000 (restated) and
            March 31, 2001 and the six months ended June 30, 2000 (restated)....................   5
         Notes to Condensed Consolidated Financial Statements...................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  28
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  41

                            KINDRED HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                              Reorganized   |
                                Company     |          Predecessor Company
                              ------------  |  ------------------------------------
                              Three months  |  Three months Three months Six months
                                 ended      |     ended        ended       ended
                                June 30,    |    June 30,    March 31,    June 30,
                                  2001      |      2000         2001        2000
                              ------------  |  ------------ ------------ ----------
                                            |  (Restated--see            (Restated)
                                            |     Note 2)
Revenues....................    $770,764    |    $713,424     $752,409   $1,428,880
                                --------    |    --------     --------   ----------
Salaries, wages and                         |
 benefits...................     432,182    |     392,383      427,649      797,696
Supplies....................      96,043    |      94,619       94,319      188,017
Rent........................      64,580    |      76,788       76,995      153,008
Other operating expenses....     127,655    |     122,770      126,701      245,359
Depreciation and                            |
 amortization...............      15,886    |      18,168       18,645       36,070
Interest expense............       8,463    |      14,663       14,000       30,902
Investment income...........      (3,438)   |      (1,012)      (1,919)      (2,218)
                                --------    |    --------     --------   ----------
                                 741,371    |     718,379      756,390    1,448,834
                                --------    |    --------     --------   ----------
Income (loss) before                        |
 reorganization items and                   |
 income taxes...............      29,393    |      (4,955)      (3,981)     (19,954)
Reorganization items........           -    |       2,530      (53,666)       5,595
                                --------    |    --------     --------   ----------
Income (loss) before income                 |
 taxes......................      29,393    |      (7,485)      49,685      (25,549)
Provision for income taxes..      12,904    |         500          500        1,000
                                --------    |    --------     --------   ----------
  Income (loss) from                        |
   operations before                        |
   extraordinary items......      16,489    |      (7,985)      49,185      (26,549)
Extraordinary gain on                       |
 extinguishment of debt.....       1,396    |           -      422,791            -
                                --------    |    --------     --------   ----------
  Net income (loss).........      17,885    |      (7,985)     471,976      (26,549)
Preferred stock dividend                    |
 requirements...............           -    |        (262)        (261)        (523)
                                --------    |    --------     --------   ----------
  Income (loss) available to                |
   common stockholders......    $ 17,885    |    $ (8,247)    $471,715   $  (27,072)
                                ========    |    ========     ========   ==========
Earnings (loss) per common                  |
 share:                                     |
 Basic:                                     |
  Income (loss) from                        |
   operations before                        |
   extraordinary items......    $   1.09    |    $  (0.12)    $   0.69   $    (0.39)
  Extraordinary gain on                     |
   extinguishment of debt...        0.09    |           -         6.02            -
                                --------    |    --------     --------   ----------
   Net income (loss)........    $   1.18    |    $  (0.12)    $   6.71   $    (0.39)
                                ========    |    ========     ========   ==========
 Diluted:                                   |
  Income (loss) from                        |
   operations before                        |
   extraordinary items......    $   1.00    |    $  (0.12)    $   0.69   $    (0.39)
  Extraordinary gain on                     |
   extinguishment of debt...        0.08    |           -         5.90            -
                                --------    |    --------     --------   ----------
   Net income (loss)........    $   1.08    |    $  (0.12)    $   6.59   $    (0.39)
                                ========    |    ========     ========   ==========
Shares used in computing                    |
 earnings (loss) per                        |
 common share:                              |
 Basic......................      15,090    |      70,147       70,261       70,194
 Diluted....................      16,533    |      70,147       71,656       70,194

                            See accompanying notes.

                            KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                           Reorganized  |  Predecessor
                                                             Company    |    Company
                                                           -----------  |  ------------
                                                            June 30,    |  December 31,
                                                              2001      |      2000
                                                           -----------  |  ------------
                                                                        |   (Restated)
                          ASSETS                                        |
Current assets:                                                         |
 Cash and cash equivalents................................ $  102,823   |   $  184,642
 Cash-restricted (see Note 12)............................     55,442   |       10,674
 Insurance subsidiary investments.........................     98,810   |       62,453
 Accounts receivable less allowance for loss..............    414,942   |      322,483
 Inventories..............................................     29,685   |       29,707
 Other....................................................     60,607   |       85,893
                                                           ----------   |   ----------
                                                              762,309   |      695,852
                                                                        |
Property and equipment....................................    456,126   |      693,586
Accumulated depreciation..................................    (13,596)  |     (300,881)
                                                           ----------   |   ----------
                                                              442,530   |      392,705
Reorganized value in excess of amounts allocable to                     |
 identifiable assets......................................    155,984   |            -
Goodwill..................................................          -   |      159,277
Other.....................................................     73,951   |       86,580
                                                           ----------   |   ----------
                                                           $1,434,774   |   $1,334,414
                                                           ==========   |   ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    |
Current liabilities:                                                    |
 Accounts payable......................................... $   90,896   |   $  115,468
 Salaries, wages and other compensation...................    192,026   |      184,860
 Due to third-party payors................................     39,969   |       44,561
 Other accrued liabilities................................    170,779   |       81,452
 Income taxes.............................................     30,796   |        2,350
 Long-term debt due within one year.......................        498   |            -
                                                           ----------   |   ----------
                                                              524,964   |      428,691
                                                                        |
Long-term debt............................................    302,038   |            -
Professional liability risks..............................    113,829   |      101,209
Deferred credits and other liabilities....................     31,407   |       14,132
Liabilities subject to compromise.........................          -   |    1,260,373
                                                                        |
Series A preferred stock (subject to compromise at                      |
 December 31, 2000).......................................          -   |        1,743
                                                                        |
Contingencies                                                           |
                                                                        |
Stockholders' equity (deficit):                                         |
 Reorganized Company common stock, $0.25 par value;                     |
  authorized 39,000 shares;                                             |
  issued 15,600 shares -- June 30.........................      3,900   |            -
 Predecessor Company common stock, $0.25 par value;                     |
  authorized 180,000 shares;                                            |
  issued 70,261 shares -- December 31.....................          -   |       17,565
 Capital in excess of par value...........................    460,473   |      667,168
 Deferred compensation....................................    (19,722)  |            -
 Retained earnings (accumulated deficit)..................     17,885   |   (1,156,467)
                                                           ----------   |   ----------
                                                              462,536   |     (471,734)
                                                           ----------   |   ----------
                                                           $1,434,774   |   $1,334,414
                                                           ==========   |   ==========

                            See accompanying notes.
                                                                        |

                            KINDRED HEALTHCARE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                               Reorganized   |
                                                 Company     |          Predecessor Company
                                               ------------  |  ------------------------------------
                                               Three months  |  Three months Three months Six months
                                                  ended      |     ended        ended       ended
                                                 June 30,    |    June 30,    March 31,    June 30,
                                                   2001      |      2000         2001        2000
                                               ------------  |  ------------ ------------ ----------
                                                             |   (Restated)               (Restated)
Cash flows from operating                                    |
 activities:                                                 |
 Net income (loss).......................        $ 17,885    |    $ (7,985)   $ 471,976    $(26,549)
 Adjustments to reconcile net                                |
  income (loss) to net                                       |
  cash provided by operating                                 |
  activities:                                                |
  Depreciation and amortization..........          15,886    |      18,168       18,645      36,070
  Provision for doubtful accounts........           8,740    |       8,567        6,305      17,368
  Extraordinary gain on extinguishment                       |
   of debt...............................          (2,271)   |           -     (422,791)          -
  Unusual transactions...................               -    |      (4,535)           -      (4,535)
  Reorganization items...................               -    |       2,530      (53,666)      5,595
  Other..................................             271    |       7,267        1,357      10,853
  Changes in operating assets                                |
   and liabilities:                                          |
   Accounts receivable...................         (19,698)   |      11,667      (14,668)      9,816
   Inventories and other assets..........          10,954    |       2,235       12,476        (462)
   Accounts payable......................          (3,034)   |       6,874      (10,845)      6,487
   Income taxes..........................          13,079    |         788          108       1,563
   Due to third-party                                        |
    payors...............................         (13,886)   |     (23,186)       2,051     (10,551)
   Other accrued liabilities.............          37,061    |      42,357       28,628      64,103
                                                 --------    |    --------    ---------    --------
    Net cash provided by operating                           |
     activities before reorganization                        |
     items...............................          64,987    |      64,747       39,576     109,758
 Payment of reorganization                                   |
  items..................................         (24,723)   |      (1,371)      (3,745)     (3,719)
                                                 --------    |    --------    ---------    --------
    Net cash provided by operating                           |
     activities..........................          40,264    |      63,376       35,831     106,039
                                                 --------    |    --------    ---------    --------
Cash flows from investing                                    |
 activities:                                                 |
 Purchase of property and                                    |
  equipment..............................         (25,639)   |     (14,073)     (22,038)    (22,323)
 Sale of investment in                                       |
  Behavioral Healthcare                                      |
  Corporation............................          40,000    |           -            -           -
 Sale of other assets....................           5,162    |      10,715            -      13,069
 Surety bond deposits....................            (300)   |        (200)           -      (4,147)
 Net change in investments...............         (45,985)   |      (7,915)     (28,178)    (30,485)
 Other...................................             165    |         285          224       1,987
                                                 --------    |    --------    ---------    --------
    Net cash used in investing                               |
     activities..........................          26,597)   |     (11,188)     (49,992)    (41,899)
                                                 --------    |    --------    ---------    --------
Cash flows from financing                                    |
 activities:                                                 |
 Repayment of long-term                                      |
  debt...................................         (59,386)   |      (4,350)      (4,355)    (10,061)
 Payment of debtor-in                                        |
  possession deferred                                        |
  financing costs........................               -    |           -         (100)       (600)
 Other...................................          (6,612)   |      (6,598)      (5,971)    (18,683)
                                                 --------    |    --------    ---------    --------
    Net cash used in financing                               |
     activities..........................         (65,998)   |     (10,948)     (10,426)    (29,344)
                                                 --------    |    --------    ---------    --------
Change in cash and cash                                      |
 equivalents.............................         (52,331)   |      41,240      (24,587)     34,796
Cash and cash equivalents at                                 |
 beginning of period.....................         155,154    |     141,906      184,642     148,350
                                                 --------    |    --------    ---------    --------
Cash and cash equivalents at                                 |
 end of period...........................        $102,823    |    $183,146    $ 160,055    $183,146
                                                 ========    |    ========    =========    ========
Supplemental information:                                    |
 Interest payments.......................        $    950    |    $  2,720    $   2,606    $  6,164
 Income tax payments                                         |
  (refunds)..............................             749    |        (229)         392        (504)

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

   As used in this Form 10-Q/A, the term "Predecessor Company" refers to the Company and its operations for periods prior to April 1, 2001, while the term "Reorganized Company" is used to describe the Company and its operations for periods thereafter.

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items described in Note 4, all such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform with the current presentation.

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

   The cumulative understatement of professional liability claims reserves approximated $5 million at December 31, 1998, $28 million at December 31, 1999 and $39 million at December 31, 2000. The previously reported cash flows of the Company will not be affected by the restatement. The restatement of prior year results had no effect on the Company's reported operating results for the first or second quarters of 2001.

   The unaudited condensed consolidated financial statements included herein amend those previously included in the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001. Consolidated financial statement information and related disclosures included in these amended unaudited condensed consolidated financial statements reflect, where appropriate, changes resulting from the restatement.

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

   The effect of the restatement on the Company's previously issued unaudited condensed consolidated financial statements follows (in thousands, except per share amounts):

                                                     June 30, 2000
                                        ----------------------------------------
                                        Three months ended    Six months ended
                                        -------------------  -------------------
                                            As                   As
                                        previously    As     previously    As
                                         reported  restated   reported  restated
                                        ---------- --------  ---------- --------
Loss from operations..................   $(5,192)  $(7,985)   $(20,963) $(26,549)
Net loss..............................    (5,192)   (7,985)    (20,963)  (26,549)
Loss per common share:
 Basic:
  Loss from operations................   $ (0.08)  $ (0.12)   $  (0.31) $  (0.39)
  Net loss............................     (0.08)    (0.12)      (0.31)    (0.39)
 Diluted:
  Loss from operations................   $ (0.08)  $ (0.12)   $  (0.31) $  (0.39)
  Net loss............................     (0.08)    (0.12)      (0.31)    (0.39)

                            December 31, 2000
                         ------------------------
                             As
                         previously
                          reported    As restated
                         -----------  -----------
Professional liability
 risks.................. $    62,327  $   101,209
Total liabilities.......   1,765,523    1,804,405
Accumulated deficit.....  (1,117,585)  (1,156,467)
Stockholders' deficit...    (432,852)    (471,734)

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

 Amended Plan of Reorganization


   The Amended Plan represents a consensual arrangement among Ventas, the Company's former senior bank lenders (the "Senior Lenders"), holders of the Company's $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), the United States Department of Justice (the "DOJ"), acting on behalf of the Department of Health and Human Services' Office of the Inspector General (the "OIG"), and the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) ("CMS") (collectively, the "Government") and the advisors to the official committee of unsecured creditors.

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

    (1)A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

    (2)Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2.0%, plus an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% and there will be no further accrual feature. The annual escalator in each period is contingent upon the attainment of certain financial targets as described in the Amended Leases.

    (3)A one-time option, that can be exercised by Ventas 5 1/4 years after the Effective Date, to reset the annual aggregate minimum rent under one or more of the Amended Leases to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Amended Leases are reset) to the Company.

    (4)Under the Amended Leases, the "Event of Default" provisions also were substantially modified and provide Ventas with more flexibility in exercising remedies for events of default.

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

   Under the Government Settlement, the Company will pay the Government a total of $25.9 million as follows:

  (1)$10 million was paid on the Effective Date, and

  (2)an aggregate of $15.9 million will be paid during the first two full fiscal quarters following the Effective Date, plus accrued interest at the rate of 6% per annum beginning as of the Effective Date.

   Under the Government Settlement, Ventas will pay the Government a total of $103.6 million as follows:

  (1)$34 million was paid on the Effective Date, and

  (2)the remainder will be paid over five years, bearing interest at the rate of 6% per annum beginning as of the Effective Date.

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

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 4 -- FRESH-START ACCOUNTING (Continued)
   A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

                           Predecessor                                                     Reorganized
                             Company                     Fresh-start                         Company
                          -------------- ------------------------------------------------ -------------
                                             Debt
                          March 31, 2001 Restructuring   Adjustments    Reclassifications April 1, 2001
                          -------------- -------------   -----------    ----------------- -------------
         ASSETS             (Restated)
Current assets:
 Cash and cash
  equivalents...........   $   160,055     $       -      $  (4,901)(i)     $       -      $  155,154
 Cash-restricted........        11,008        (2,763)(a)      6,000 (i)             -          14,245
 Insurance subsidiary
  investments...........        90,617             -              -                 -          90,617
 Accounts receivable
  less allowance for
  loss..................       330,846        73,138 (b)          -                 -         403,984
 Inventories............        29,132             -              -                 -          29,132
 Other..................        74,732         1,360 (a)          -                 -          76,092
                           -----------     ---------      ---------         ---------      ----------
                               696,390        71,735          1,099                 -         769,224
Property and equipment..       708,232             -       (268,528)(j)             -         439,704
Accumulated
 depreciation...........      (316,862)            -        316,862 (j)             -               -
                           -----------     ---------      ---------         ---------      ----------
                               391,370             -         48,334                 -         439,704
Reorganized value in
 excess of amounts
 allocable
 to identifiable
 assets.................             -             -        157,958 (k)             -         157,958
Goodwill................       156,765             -       (156,765)(l)             -               -
Investment in
 affiliates.............         7,824             -         40,282 (m)             -          48,106
Other...................        77,673        (7,668)(a)     (1,823)(i)             -          70,925
                                               2,795 (c)        (52)(j)
                           -----------     ---------      ---------         ---------      ----------
                           $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                           ===========     =========      =========         =========      ==========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
        (DEFICIT)
Current liabilities:
 Accounts payable.......   $    90,279     $  (2,264)(b)  $  (4,030)(i)     $   1,602 (r)  $   85,587
 Salaries, wages and
  other compensation....       178,319             -            (93)(i)         1,404 (r)     195,841
                                                              7,700 (n)
                                                              8,511 (o)
 Due to third-party
  payors................        47,773        (4,569)(b)          -            10,651 (r)      53,855
 Other accrued
  liabilities...........        91,132         2,795 (c)     25,337 (o)        43,865 (r)     189,029
                                              25,900 (d)
 Income taxes...........         2,850             -              -            14,867 (r)      17,717
 Long-term debt due
  within one year.......             -             -              -            18,316 (r)      18,316
                           -----------     ---------      ---------         ---------      ----------
                               410,353        21,862         37,425            90,705         560,345

Long-term debt..........             -       300,000 (e)          -            43,606 (r)     343,606
Professional liability
 risks..................       106,505             -              -                 -         106,505
Deferred credits and
 other liabilities......        14,128             -         (1,777)(p)        28,071 (r)      40,422
Liabilities subject to
 compromise.............     1,278,223         2,580 (a)     (2,028)(i)      (162,382)(r)           -
                                            (113,576)(b)     (2,726)(p)
                                            (902,755)(f)
                                             (94,285)(g)
                                              (3,051)(h)
Series A preferred stock
 (subject to compromise
 at March 31, 2001).....         1,743        (1,743)(h)          -                 -               -
Stockholders' equity
 (deficit):
 Reorganized Company
  common stock, par
  value.................             -         3,750 (h)          -                 -           3,750
 Predecessor Company
  common stock, par
  value.................        17,565             -        (17,565)(q)             -               -
 Capital in excess of
  par value.............       667,187       431,289 (h)     17,565 (q)      (684,752)(s)     431,289
 Retained earnings
  (accumulated
  deficit)..............    (1,165,682)      (11,651)(a)      5,427 (i)       684,752 (s)           -
                                             193,547 (b)     48,282 (j)
                                             (25,900)(d)    157,958 (k)
                                            (300,000)(e)   (156,765)(l)
                                             902,755 (f)     40,282 (m)
                                              94,285 (g)     (7,700)(n)
                                            (430,245)(h)    (33,848)(o)
                                                              4,503 (p)
                           -----------     ---------      ---------         ---------      ----------
                              (480,930)      857,830         58,139                 -         435,039
                           -----------     ---------      ---------         ---------      ----------
                           $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                           ===========     =========      =========         =========      ==========

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

  (d) To record the Government Settlement obligation.

  (e) To record the issuance of the Senior Secured Notes.

  (f) To record the discharge of indebtedness in accordance with the Amended Plan (in thousands):

       Senior Lender Claims........................................... $510,908
       Subordinated Noteholder Claims.................................  302,391
       Accrued interest...............................................   99,185
       Unamortized deferred financing costs...........................   (9,729)
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

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 5 -- PRO FORMA INFORMATION

   The unaudited condensed pro forma effect of the Amended Plan assuming that the Effective Date occurred on January 1, 2000 follows (in thousands, except per share amounts):

                                                            Six months ended
                                                                June 30,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                                     (Restated)
   Revenues.............................................. $1,523,173 $1,428,880
   Income from operations before extraordinary items.....     26,782     10,053
   Net income............................................     28,178     10,053
    Basic:
     Income from operations before extraordinary items... $     1.76 $     0.66
     Net income..........................................       1.85       0.66
    Diluted:
     Income from operations before extraordinary items... $     1.62 $     0.61
     Net income..........................................       1.70       0.61

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

   A summary of revenues by payor type follows (in thousands):

                                                                                     Reorganized  |
                                                                                       Company    |      Predecessor Company
                                                                                     -----------  |  ------------------------------
                                                                                        Three     |   Three     Three
                                                                                       months     |   months    months   Six months
                                                                                        ended     |   ended     ended      ended
                                                                                      June 30,    |  June 30,  March 31,  June 30,
                                                                                        2001      |    2000      2001     2000
                                                                                     -----------  |  --------  --------- ----------
Medicare............................................................................  $298,671    |  $249,057  $288,390  $  512,934
Medicaid............................................................................   263,796    |   220,562   233,160     443,075
Private and other...................................................................   223,593    |   258,178   245,532     501,831
                                                                                      --------    |  --------  --------  ----------
                                                                                       786,060    |   727,797   767,082   1,457,840
Elimination.........................................................................   (15,296)   |   (14,373)  (14,673)    (28,960)
                                                                                      --------    |  --------  --------  ----------
                                                                                      $770,764    |  $713,424  $752,409  $1,428,880
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

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 -- EARNINGS PER SHARE (Continued)

   A computation of the earnings per common share follows (in thousands, except per share amounts):

                                     Reorganized  |
                                       Company    |        Predecessor Company
                                     -----------  |  --------------------------------
                                        Three     |    Three      Three
                                       months     |    months    months    Six months
                                        ended     |    ended      ended      ended
                                      June 30,    |   June 30,  March 31,   June 30,
                                        2001      |     2000      2001        2000
                                     -----------  |  ---------- ---------  ----------
                                                  |  (Restated)            (Restated)
Earnings (loss):                                  |
 Income (loss) from operations                    |
  before extraordinary items.......    $16,489    |   $(7,985)  $ 49,185    $(26,549)
 Extraordinary gain on                            |
  extinguishment of debt...........      1,396    |         -    422,791           -
                                       -------    |   -------   --------    --------
 Net income (loss).................     17,885    |    (7,985)   471,976     (26,549)
 Preferred stock dividend                         |
  requirements.....................          -    |      (262)      (261)       (523)
                                       -------    |   -------   --------    --------
 Income (loss) available to common                |
  stockholders--basic computation..     17,885    |    (8,247)   471,715     (27,072)
 Elimination of preferred stock                   |
  dividend requirements upon                      |
  assumed conversion of preferred                 |
  stock............................          -    |         -        261           -
                                       -------    |   -------   --------    --------
 Net income (loss)--diluted                       |
  computation......................    $17,885    |   $(8,247)  $471,976    $(27,072)
                                       =======    |   =======   ========    ========
Shares used in the computation:                   |
 Weighted average shares                          |
  outstanding--basic computation...     15,090    |    70,147     70,261      70,194
 Dilutive effect of the Warrants,                 |
  employee stock options and non-                 |
  vested restricted stock..........      1,443    |         -          -           -
 Assumed conversion of preferred                  |
  stock............................          -    |         -      1,395           -
                                       -------    |   -------   --------    --------
 Adjusted weighted average shares                 |
  outstanding--diluted                            |
  computation......................     16,533    |    70,147     71,656      70,194
                                       =======    |   =======   ========    ========
Earnings (loss) per common share:                 |
 Basic:                                           |
 Income (loss) from operations                    |
  before extraordinary items.......    $  1.09    |   $ (0.12)  $   0.69    $  (0.39)
 Extraordinary gain on                            |
  extinguishment of debt...........       0.09    |         -       6.02           -
                                       -------    |   -------   --------    --------
  Net income (loss)................    $  1.18    |   $ (0.12)  $   6.71    $  (0.39)
                                       =======    |   =======   ========    ========
 Diluted:                                         |
 Income (loss) from operations                    |
  before extraordinary items.......    $  1.00    |   $ (0.12)  $   0.69    $  (0.39)
 Extraordinary gain on                            |
  extinguishment of debt...........       0.08    |         -       5.90           -
                                       -------    |   -------   --------    --------
  Net income (loss)................    $  1.08    |   $ (0.12)  $   6.59    $  (0.39)
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

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- BUSINESS SEGMENT DATA (Continued)

   The following table sets forth certain financial data by business segment (in thousands):

                                    Reorganized  |
                                      Company    |        Predecessor Company
                                    -----------  |  --------------------------------
                                       Three     |    Three      Three
                                      months     |    months    months    Six months
                                       ended     |    ended      ended      ended
                                     June 30,    |   June 30,  March 31,   June 30,
                                       2001      |     2000      2001        2000
                                    -----------  |  ---------  ---------  ----------
                                                 |  (Restated)            (Restated)
Revenues:                                        |
Health services division:                        |
 Nursing centers..................   $444,137    |   $413,159  $429,523   $  825,862
 Rehabilitation services..........      9,244    |     33,173    10,695       67,550
 Other ancillary services.........          -    |         (2)        -           (7)
 Elimination......................          -    |    (18,509)        -      (36,600)
                                     --------    |   --------  --------   ----------
                                      453,381    |    427,821   440,218      856,805
Hospital division:                               |
 Hospitals........................    276,112    |    250,027   271,984      503,618
 Pharmacy.........................     56,567    |     49,949    54,880       97,417
                                     --------    |   --------  --------   ----------
                                      332,679    |    299,976   326,864      601,035
                                     --------    |   --------  --------   ----------
                                      786,060    |    727,797   767,082    1,457,840
Elimination of pharmacy charges to               |
 Company nursing centers..........    (15,296)   |    (14,373)  (14,673)     (28,960)
                                     --------    |   --------  --------   ----------
                                     $770,764    |   $713,424  $752,409   $1,428,880
                                     ========    |   ========  ========   ==========
Income (loss) from operations                    |
 before extraordinary items:                     |
Operating income (loss):                         |
 Health services division:                       |
  Nursing centers.................   $ 78,735    |   $ 75,348  $ 70,543   $  144,060
  Rehabilitation services.........      1,809    |     (1,059)      690         (573)
  Other ancillary services........        103    |        242       250          372
                                     --------    |   --------  --------   ----------
                                       80,647    |     74,531    71,483      143,859
 Hospital division:                              |
  Hospitals.......................     55,685    |     51,547    54,778      106,945
  Pharmacy........................      6,036    |        789     6,176         (411)
                                     --------    |   --------  --------   ----------
                                       61,721    |     52,336    60,954      106,534
                                     --------    |   --------  --------   ----------
 Corporate overhead...............    (27,484)   |    (27,750)  (28,697)     (57,120)
 Unusual transactions.............          -    |      4,535         -        4,535
 Reorganization items.............          -    |     (2,530)   53,666       (5,595)
                                     --------    |   --------  --------   ----------
  Operating income................    114,884    |    101,122   157,406      192,213
Rent..............................    (64,580)   |    (76,788)  (76,995)    (153,008)
Depreciation and amortization.....    (15,886)   |    (18,168)  (18,645)     (36,070)
Interest, net.....................     (5,025)   |    (13,651)  (12,081)     (28,684)
                                     --------    |   --------  --------   ----------
Income (loss) before income                      |
 taxes............................     29,393    |     (7,485)   49,685      (25,549)
Provision for income taxes........     12,904    |        500       500        1,000
                                     --------    |   --------  --------   ----------
                                     $ 16,489    |   $ (7,985) $ 49,185   $  (26,549)
                                     ========    |   ========  ========   ==========
Rent:                                            |
 Health services division:                       |
  Nursing centers.................   $ 40,190    |   $ 43,888  $ 44,253   $   87,477
  Rehabilitation services.........         27    |        130        39          199
  Other ancillary services........          3    |         17         -           37
                                     --------    |   --------  --------   ----------
                                       40,220    |     44,035    44,292       87,713
 Hospital division:                              |
  Hospitals.......................     22,917    |     31,199    30,839       61,894
  Pharmacy........................        968    |        853       941        1,753
                                     --------    |   --------  --------   ----------
                                       23,885    |     32,052    31,780       63,647
                                     --------    |   --------  --------   ----------
 Corporate........................        475    |        701       923        1,648
                                     --------    |   --------  --------   ----------
                                     $ 64,580    |   $ 76,788  $ 76,995   $  153,008
                                     ========    |   ========  ========   ==========

                            KINDRED HEALTHCARE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- BUSINESS SEGMENT DATA (Continued)

                                     Reorganized  |
                                       Company    |        Predecessor Company
                                     -----------  |  -------------------------------
                                        Three     |    Three        Three     Six
                                       months     |     months     months    months
                                        ended     |     ended       ended    ended
                                      June 30,    |    June 30,   March 31, June 30,
                                        2001      |      2000       2001      2000
                                     -----------  |  ------------ --------- --------
Depreciation and amortization:                    |
 Health services division:                        |
  Nursing centers..................  $    5,055   |   $    6,720   $ 7,219  $13,390
  Rehabilitation services..........          11   |            1         -        4
  Other ancillary services.........           -   |          263       129      548
                                     ----------   |   ----------   -------  -------
                                          5,066   |        6,984     7,348   13,942
 Hospital division:                               |
  Hospitals........................       5,690   |        5,271     5,457   10,578
  Pharmacy.........................         447   |          491       627    1,017
                                     ----------   |   ----------   -------  -------
                                          6,137   |        5,762     6,084   11,595
                                     ----------   |   ----------   -------  -------
 Corporate.........................       4,683   |        5,422     5,213   10,533
                                     ----------   |   ----------   -------  -------
                                     $   15,886   |   $   18,168   $18,645  $36,070
                                     ==========   |   ==========   =======  =======
Capital expenditures:                             |
 Health services division..........  $    4,529   |   $    3,794   $ 7,962  $ 6,702
 Hospital division.................       8,644   |        2,944     8,901    6,480
 Corporate:                                       |
  Information systems..............       3,135   |        6,767     3,496    8,113
  Other............................       9,331   |          568     1,679    1,028
                                     ----------   |   ----------   -------  -------
                                     $   25,639   |   $   14,073   $22,038  $22,323
                                     ==========   |   ==========   =======  =======
                                                  |
                                     Reorganized  |  Predecessor
                                       Company    |    Company
                                     -----------  |  ------------
                                      June 30,    |  December 31,
                                        2001      |      2000
                                     -----------  |  ------------
                                                  |
Assets:                                           |
 Health services division..........  $  395,934   |   $  494,636
 Hospital division.................     460,426   |      354,302
 Corporate.........................     578,414   |      485,476
                                     ----------   |   ----------
                                     $1,434,774   |   $1,334,414
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

   The provision for income taxes for the three months ended June 30, 2000 and March 31, 2001 and the six months ended June 30, 2000 included charges of $2.5 million, $685,000 and $8.4 million, respectively, related to the deferred tax valuation allowance. No changes in the valuation allowance were recorded in the second quarter of 2001. As a result of fresh-start accounting, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $284 million at June 30, 2001.

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

   A summary of the extraordinary gain follows (in thousands):

    Liabilities restructured:
     Debt obligations:
      Senior Lender Claims........................................... $ 510,908
      Subordinated Noteholder Claims.................................   302,391
      Accrued interest...............................................    99,185
      Unamortized deferred financing costs...........................    (9,729)
                                                                      ---------
                                                                        902,755
     Amounts related to prior year Medicare cost reports.............   193,547
     Accrued Ventas rent.............................................    94,285
     Other...........................................................    (6,857)
                                                                      ---------
                                                                      1,183,730
                                                                      ---------
    Consideration exchanged:
     Senior Secured Notes............................................   300,000
     Common Stock....................................................   368,339
     Warrants........................................................    66,700
     Government Settlement obligation................................    25,900
                                                                      ---------
                                                                        760,939
                                                                      ---------
                                                                      $ 422,791
                                                                      =========

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

 Health Services Division--Nursing Centers

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

   Nursing center operating income was $79 million for the second quarter of 2001 compared to $75 million for the second quarter last year. Despite an increase in revenues, operating margins declined to 17.7% in the second quarter of 2001 from 18.2% last year, principally due to growth in costs for professional liability risks, employee health benefits and doubtful accounts. Costs related to professional liability risks totaled $14 million in the second quarter of 2001 compared to $9 million in the second quarter of 2000, while employee health benefits were $12 million and $9 million for the respective periods. The provision for doubtful accounts rose to $6 million in the second quarter of 2001 from $3 million for the same period last year. Operating margins also were adversely impacted by the decline in private census.

 Health Services Division--Rehabilitation Services

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

 Health Services Division -- Rehabilitation Services (Continued)

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

 Hospital Division--Hospitals

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

   Hospital operating income grew 8% to $56 million in the second quarter of 2001 from $52 million in the second quarter of 2000. Despite increases in patient volumes and revenues, hospital operating margins declined to 20.2% in the second quarter of 2001 from 20.6% for the same period last year primarily as a result of growth in labor and benefit costs. On a per patient day basis, labor and benefits costs increased 13% to $508 in 2001 from $449 in the second quarter of 2000.

 Hospital Division--Pharmacy

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

   The provision for income taxes for the three months ended June 30, 2000 and March 31, 2001 and the six months ended June 30, 2000 included charges of $2.5 million, $685,000 and $8.4 million, respectively, related to the deferred tax valuation allowance. No changes in the valuation allowance were recorded in the second quarter of 2001. As a result of fresh-start accounting, the deferred tax valuation allowance included in the Company's unaudited condensed consolidated balance sheet aggregated $284 million at June 30, 2001.

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

 Consolidated Results

   The Company reported pretax income of $29 million for the second quarter of 2001, resulting from improved operating income and the significant impact of the Amended Plan. For the same period of 2000, the Company reported a pretax operating loss of $7 million. The operating loss in the second quarter of 2000 includes a gain of approximately $5 million on the sale of a closed hospital and reorganization items, consisting principally of professional fees incurred in connection with the Company's restructuring activities, aggregated $3 million.

   Income from operations before extraordinary items in the second quarter of 2001 aggregated $16 million compared to a loss of $8 million in the second quarter of 2000.

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

Other Information (Continued)

 Effects of Inflation and Changing Prices (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                 Condensed Consolidated Statement of Operations
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     |  Reorganized
                                               Predecessor Company                   |     Company
                                   ------------------------------------------------  |  -----------
                                               (Restated)                            |
                                   --------------------------------------            |
                                              2000 Quarters                 First    |   Second
                                   --------------------------------------  Quarter   |   Quarter
                                    First     Second    Third     Fourth     2001    |    2001
                                   --------  --------  --------  --------  --------  |  -----------
Revenues.........................  $715,456  $713,424  $717,253  $742,409  $752,409  |  $770,764
                                   --------  --------  --------  --------  --------  |  --------
Salaries, wages and benefits.....   405,313   392,383   405,510   420,749   427,649  |   432,182
Supplies.........................    93,398    94,619    92,251    94,272    94,319  |    96,043
Rent.............................    76,220    76,788    77,870    76,931    76,995  |    64,580
Other operating expenses.........   122,589   122,770   135,345   123,066   126,701  |   127,655
Depreciation and amortization....    17,902    18,168    17,464    20,011    18,645  |    15,886
Interest expense.................    16,239    14,663    14,415    15,114    14,000  |     8,463
Investment income................    (1,206)   (1,012)   (1,490)   (1,685)   (1,919) |    (3,438)
                                   --------  --------  --------  --------  --------  |  --------
                                    730,455   718,379   741,365   748,458   756,390  |   741,371
                                   --------  --------  --------  --------  --------  |  --------
Income (loss) before                                                                 |
 reorganization items and income                                                     |
 taxes...........................   (14,999)   (4,955)  (24,112)   (6,049)   (3,981) |    29,393
Reorganization items.............     3,065     2,530     4,745     2,296   (53,666) |         -
                                   --------  --------  --------  --------  --------  |  --------
Income (loss) before income                                                          |
 taxes...........................   (18,064)   (7,485)  (28,857)   (8,345)   49,685  |    29,393
Provision for income taxes.......       500       500       500       500       500  |    12,904
                                   --------  --------  --------  --------  --------  |  --------
   Income (loss) from operations                                                     |
    before extraordinary items...   (18,564)   (7,985)  (29,357)   (8,845)   49,185  |    16,489
Extraordinary gain on                                                                |
 extinguishment of debt..........         -         -         -         -   422,791  |     1,396
                                   --------  --------  --------  --------  --------  |  --------
   Net income (loss).............   (18,564)   (7,985)  (29,357)   (8,845)  471,976  |    17,885
Preferred stock dividend                                                             |
 requirements....................      (261)     (262)     (261)     (262)     (261) |         -
                                   --------  --------  --------  --------  --------  |  --------
   Income (loss) available to                                                        |
    common stockholders..........  $(18,825) $ (8,247) $(29,618) $ (9,107) $471,715  |  $ 17,885
                                   ========  ========  ========  ========  ========  |  ========
Earnings (loss) per common share:                                                    |
 Basic:                                                                              |
  Income (loss) from operations                                                      |
   before extraordinary items....  $  (0.27) $  (0.12) $  (0.42) $  (0.13) $   0.69  |  $   1.09
  Extraordinary gain on                                                              |
   extinguishment of debt........         -         -         -         -      6.02  |      0.09
                                   --------  --------  --------  --------  --------  |  --------
   Net income (loss).............  $  (0.27) $  (0.12) $  (0.42) $  (0.13) $   6.71  |  $   1.18
                                   ========  ========  ========  ========  ========  |  ========
 Diluted:                                                                            |
  Income (loss) from operations                                                      |
   before extraordinary items....  $  (0.27) $  (0.12) $  (0.42) $  (0.13) $   0.69  |  $   1.00
  Extraordinary gain on                                                              |
   extinguishment of debt........         -         -         -         -      5.90  |      0.08
                                   --------  --------  --------  --------  --------  |  --------
   Net income (loss).............  $  (0.27) $  (0.12) $  (0.42) $  (0.13) $   6.59  |  $   1.08
                                   ========  ========  ========  ========  ========  |  ========
Shares used in computing earnings                                                    |
 (loss) per common share:                                                            |
  Basic..........................    70,240    70,147    70,265    70,262    70,261  |    15,090
  Diluted........................    70,240    70,147    70,265    70,262    71,656  |    16,533

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                 Operating Data
                                  (Unaudited)
                                 (In thousands)

                                                                                 |  Reorganized
                                           Predecessor Company                   |    Company
                               ------------------------------------------------  |  -----------
                                           (Restated)                            |
                               --------------------------------------            |
                                          2000 Quarters                 First    |   Second
                               --------------------------------------  Quarter   |   Quarter
                                First     Second    Third     Fourth     2001    |    2001
                               --------  --------  --------  --------  --------  |  -----------
Revenues:                                                                        |
Health services division:                                                        |
 Nursing centers.............  $412,703  $413,159  $420,588  $429,177  $429,523  |  $444,137
 Rehabilitation services.....    34,377    33,173    34,032    33,454    10,695  |     9,244
 Other ancillary services....        (5)       (2)       (1)        8         -  |         -
 Elimination.................   (18,091)  (18,509)  (19,671)  (20,920)        -  |         -
                               --------  --------  --------  --------  --------  |  --------
                                428,984   427,821   434,948   441,719   440,218  |   453,381
Hospital division:                                                               |
 Hospitals...................   253,591   250,027   244,391   259,938   271,984  |   276,112
 Pharmacy....................    47,468    49,949    51,593    55,242    54,880  |    56,567
                               --------  --------  --------  --------  --------  |  --------
                                301,059   299,976   295,984   315,180   326,864  |   332,679
                               --------  --------  --------  --------  --------  |  --------
                                730,043   727,797   730,932   756,899   767,082  |   786,060
Elimination of pharmacy                                                          |
 charges to Company nursing                                                      |
 centers.....................   (14,587)  (14,373)  (13,679)  (14,490)  (14,673) |   (15,296)
                               --------  --------  --------  --------  --------  |  --------
                               $715,456  $713,424  $717,253  $742,409  $752,409  |  $770,764
                               ========  ========  ========  ========  ========  |  ========
Income (loss) from operations                                                    |
 before extraordinary items:                                                     |
Operating income (loss):                                                         |
 Health services division:                                                       |
  Nursing centers............  $ 68,712  $ 75,348  $ 69,493  $ 65,185  $ 70,543  |  $ 78,735
  Rehabilitation services....       486    (1,059)    2,837     5,783       690  |     1,809
  Other ancillary services...       130       242     2,687     1,678       250  |       103
                               --------  --------  --------  --------  --------  |  --------
                                 69,328    74,531    75,017    72,646    71,483  |    80,647
 Hospital division:                                                              |
  Hospitals..................    55,398    51,547    47,284    51,629    54,778  |    55,685
  Pharmacy...................    (1,200)      789     1,075     6,757     6,176  |     6,036
                               --------  --------  --------  --------  --------  |  --------
                                 54,198    52,336    48,359    58,386    60,954  |    61,721
                               --------  --------  --------  --------  --------  |  --------
 Corporate overhead..........   (29,370)  (27,750)  (29,993)  (26,710)  (28,697) |   (27,484)
 Unusual transactions........         -     4,535    (9,236)        -         -  |         -
 Reorganization items........    (3,065)   (2,530)   (4,745)   (2,296)   53,666  |         -
                               --------  --------  --------  --------  --------  |  --------
  Operating income...........    91,091   101,122    79,402   102,026   157,406  |   114,884
Rent.........................   (76,220)  (76,788)  (77,870)  (76,931)  (76,995) |   (64,580)
Depreciation and                                                                 |
 amortization................   (17,902)  (18,168)  (17,464)  (20,011)  (18,645) |   (15,886)
Interest, net................   (15,033)  (13,651)  (12,925)  (13,429)  (12,081) |    (5,025)
                               --------  --------  --------  --------  --------  |  --------
Income (loss) before income                                                      |
 taxes.......................   (18,064)   (7,485)  (28,857)   (8,345)   49,685  |    29,393
Provision for income taxes...       500       500       500       500       500  |    12,904
                               --------  --------  --------  --------  --------  |  --------
                               $(18,564) $ (7,985) $(29,357) $ (8,845) $ 49,185  |  $ 16,489
                               ========  ========  ========  ========  ========  |  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                           Operating Data (Continued)
                                  (Unaudited)
                                 (In thousands)

                                                                           |  Reorganized
                                          Predecessor Company              |    Company
                                -----------------------------------------  |  -----------
                                           Restated                        |
                                --------------------------------           |
                                         2000 Quarters             First   |    Second
                                --------------------------------  Quarter  |    Quarter
                                 First  Second   Third   Fourth    2001    |     2001
                                ------- ------- -------  -------  -------  |  -----------
Rent:                                                                      |
Health services division:                                                  |
 Nursing centers..............  $43,589 $43,888 $45,037  $44,288  $44,253  |    $40,190
 Rehabilitation services......       69     130      80      150       39  |         27
 Other ancillary services.....       20      17      33       44        -  |          3
                                ------- ------- -------  -------  -------  |    -------
                                 43,678  44,035  45,150   44,482   44,292  |     40,220
Hospital division:                                                         |
 Hospitals....................   30,695  31,199  31,089   30,783   30,839  |     22,917
 Pharmacy.....................      900     853     921      940      941  |        968
                                ------- ------- -------  -------  -------  |    -------
                                 31,595  32,052  32,010   31,723   31,780  |     23,885
                                ------- ------- -------  -------  -------  |    -------
Corporate.....................      947     701     710      726      923  |        475
                                ------- ------- -------  -------  -------  |    -------
                                $76,220 $76,788 $77,870  $76,931  $76,995  |    $64,580
                                ======= ======= =======  =======  =======  |    =======
                                                                           |
Depreciation and amortization:                                             |
Health services division:                                                  |
 Nursing centers..............  $ 6,670 $ 6,720 $ 6,741  $ 7,765  $ 7,219  |    $ 5,055
 Rehabilitation services......        3       1       2       (2)       -  |         11
 Other ancillary services.....      285     263     (69)     134      129  |          -
                                ------- ------- -------  -------  -------  |    -------
                                  6,958   6,984   6,674    7,897    7,348  |      5,066
Hospital division:                                                         |
 Hospitals....................    5,307   5,271   5,020    5,572    5,457  |      5,690
 Pharmacy.....................      526     491     547      534      627  |        447
                                ------- ------- -------  -------  -------  |    -------
                                  5,833   5,762   5,567    6,106    6,084  |      6,137
                                ------- ------- -------  -------  -------  |    -------
Corporate.....................    5,111   5,422   5,223    6,008    5,213  |      4,683
                                ------- ------- -------  -------  -------  |    -------
                                $17,902 $18,168 $17,464  $20,011  $18,645  |    $15,886
                                ======= ======= =======  =======  =======  |    =======
                                                                           |
Capital expenditures:                                                      |
Health services division......  $ 2,908 $ 3,794 $ 5,611  $16,138  $ 7,962  |    $ 4,529
Hospital division.............    3,536   2,944   3,162   14,033    8,901  |      8,644
Corporate:                                                                 |
 Information systems..........    1,346   6,767  11,333    6,029    3,496  |      3,135
 Other........................      460     568      16    1,343    1,679  |      9,331
                                ------- ------- -------  -------  -------  |    -------
                                $ 8,250 $14,073 $20,122  $37,543  $22,038  |    $25,639
                                ======= ======= =======  =======  =======  |    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                           Operating Data (Continued)
                                  (Unaudited)

                                                                               |     Reorganized
                                        Predecessor Company                    |       Company
                         -------------------------------------------------     |     -----------
                                      2000 Quarters                First       |       Second
                         ---------------------------------------  Quarter      |       Quarter
                           First    Second     Third    Fourth     2001        |        2001
                         --------- --------- --------- --------- ---------     |     -----------
Nursing Center Data:                                                           |
End of period data:                                                            |
 Number of nursing cen-                                                        |
  ters:                                                                        |
  Owned or leased.......       280       280       278       278       278     |            280
  Managed...............        40        41        39        34        35     |             35
                         --------- --------- --------- --------- ---------     |      ---------
                               320       321       317       312       313     |            315
                         ========= ========= ========= ========= =========     |      =========
 Number of licensed                                                            |
  beds:                                                                        |
  Owned or leased.......    36,653    36,677    36,465    36,466    36,469     |         36,746
  Managed...............     4,262     4,436     4,070     3,723     3,861     |          3,861
                         --------- --------- --------- --------- ---------     |      ---------
                            40,915    41,113    40,535    40,189    40,330     |         40,607
                         ========= ========= ========= ========= =========     |      =========
Revenue mix %:                                                                 |
 Medicare...............        28        28        27        28        31     |             32
 Medicaid...............        48        48        50        49        47     |             47
 Private and other......        24        24        23        23        22     |             21
Patient days (excludes                                                         |
 managed facilities):                                                          |
 Medicare...............   398,329   382,933   381,890   378,782   411,783     |        417,065
 Medicaid............... 1,918,732 1,917,429 1,960,359 1,939,047 1,860,256     |      1,871,895
 Private and other......   590,619   579,128   570,679   562,368   532,943     |        533,792
                         --------- --------- --------- --------- ---------     |      ---------
                         2,907,680 2,879,490 2,912,928 2,880,197 2,804,982     |      2,822,752
                         ========= ========= ========= ========= =========     |      =========
Revenues per patient                                                           |
 day:                                                                          |
 Medicare............... $     292 $     301 $     301 $     321 $     325     |      $     344
 Medicaid...............       103       104       107       109       109     |            110
 Private and other......       167       171       169       171       175     |            176
 Weighted average.......       142       143       144       149       153     |            157
Hospital Data:                                                                 |
End of period data:                                                            |
 Number of hospitals....        56        56        56        56        56     |             56
 Number of licensed                                                            |
  beds..................     4,931     4,880     4,886     4,886     4,867     |          4,867
Revenue mix %:                                                                 |
 Medicare...............        58        53        56        53        56     |             56
 Medicaid...............        10         9        12        11        11     |             11
 Private and other......        32        38        32        36        33     |             33
Patient days:                                                                  |
 Medicare...............   188,063   177,083   167,946   171,060   185,731     |        182,906
 Medicaid...............    31,964    33,416    34,052    35,322    34,872     |         34,799
 Private and other......    51,747    51,743    50,567    51,700    52,426     |         53,016
                         --------- --------- --------- --------- ---------     |      ---------
                           271,774   262,242   252,565   258,082   273,029     |        270,721
                         ========= ========= ========= ========= =========     |      =========
Revenues per patient                                                           |
 day:                                                                          |
 Medicare............... $     782 $     754 $     814 $     808 $     820     |      $     839
 Medicaid...............       767       632       847       839       871     |            872
 Private and other......     1,584     1,845     1,557     1,782     1,703     |          1,742
 Weighted average.......       933       953       968     1,007       996     |          1,020

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

                           Interest Rate Sensitivity
                Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                             (Dollars in thousands)

                                      Expected Maturities                      Fair
                         ---------------------------------------------------  Value
                         2001   2002   2003  2004  2005  Thereafter  Total   6/30/01
                         -----  -----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt,
 including amounts due
 within one year:
Fixed rate.............. $ 350  $ 436  $197  $72   $ 48   $  1,433  $  2,536 $  2,930
 Average interest rate..  10.1%  10.0%  9.6% 8.5%   8.8%       8.8%
Variable rate........... $   -  $   -  $  -  $ -   $  -   $300,000  $300,000 $280,500
 Average interest rate
  (a)

--------
(a)Interest is payable, at the option of the Company, at one, two, three or six month LIBOR plus 4 1/2%.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KINDRED HEALTHCARE, INC.

Date: August 29, 2001                                 /s/ Edward L. Kuntz
                                             ----------------------------------
                                                      Edward L. Kuntz
                                                Chairman of the Board, Chief
                                              Executive Officer and President

Date: August 29, 2001                          /s/ Richard A. Schweinhart
                                             ----------------------------------
                                                   Richard A. Schweinhart
                                              Senior Vice President and Chief
                                                Financial Officer (Principal
                                                     Financial Officer)