Form 10-Q
period 2001-09-30
KINDRED HEALTHCARE INC
filed 2001-11-14
CIK 1060009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class of Common Stock     Outstanding at October 31, 2001
             ---------------------     -------------------------------
         Common stock, $0.25 par value        15,605,882 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    1 of 47

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                               Page
                                                                                               ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations:
          Reorganized Company -- for the three months and six months ended September 30, 2001
          Predecessor Company -- for the three months ended September 30, 2000 and March 31,
            2001 and the nine months ended September 30, 2000.................................   3

         Condensed Consolidated Balance Sheets:
          Reorganized Company -- September 30, 2001
          Predecessor Company -- December 31, 2000............................................   4

         Condensed Consolidated Statement of Cash Flows:
          Reorganized Company -- for the six months ended September 30, 2001
          Predecessor Company -- for the three months ended March 31, 2001 and the nine months
            ended September 30, 2000..........................................................   5

         Notes to Condensed Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................  26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  44

Item 6.  Exhibits and Reports on Form 8-K.....................................................  46

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                          Reorganized Company    |           Predecessor Company
                                      -------------------------- | ---------------------------------------
                                      Three months   Six months  | Three months  Three months  Nine months
                                          ended         ended    |     ended        ended         ended
                                      September 30, September 30,| September 30,  March 31,   September 30,
                                          2001          2001     |     2000          2001         2000
                                      ------------- -------------| ------------- ------------ -------------
Revenues.............................   $768,680     $1,539,444  |   $717,253      $752,409    $2,146,133
                                        --------     ----------  |   --------      --------    ----------
Salaries, wages and benefits.........    436,196        868,378  |    405,510       427,649     1,203,206
Supplies.............................     97,089        193,132  |     92,251        94,319       280,268
Rent.................................     65,233        129,813  |     77,870        76,995       230,878
Other operating expenses.............    123,000        250,655  |    135,345       126,701       380,704
Depreciation and amortization........     16,768         32,654  |     17,464        18,645        53,534
Interest expense.....................      7,523         15,986  |     14,415        14,000        45,317
Investment income....................     (3,210)        (6,648) |     (1,490)       (1,919)       (3,708)
                                        --------     ----------  |   --------      --------    ----------
                                         742,599      1,483,970  |    741,365       756,390     2,190,199
                                        --------     ----------  |   --------      --------    ----------
Income (loss) before reorganization                              |
  items and income taxes.............     26,081         55,474  |    (24,112)       (3,981)      (44,066)
Reorganization items.................          -              -  |      4,745       (53,666)       10,340
                                        --------     ----------  |   --------      --------    ----------
Income (loss) before income taxes....     26,081         55,474  |    (28,857)       49,685       (54,406)
Provision for income taxes...........     11,282         24,186  |        500           500         1,500
                                        --------     ----------  |   --------      --------    ----------
     Income (loss) from operations                               |
       before extraordinary items....     14,799         31,288  |    (29,357)       49,185       (55,906)
Extraordinary gain on extinguishment                             |
  of debt............................          -          1,396  |          -       422,791             -
                                        --------     ----------  |   --------      --------    ----------
     Net income (loss)...............     14,799         32,684  |    (29,357)      471,976       (55,906)
Preferred stock dividend                                         |
 requirements........................          -              -  |       (261)         (261)         (784)
                                        --------     ----------  |   --------      --------    ----------
     Income (loss) available to                                  |
       common stockholders...........   $ 14,799     $   32,684  |   $(29,618)     $471,715    $  (56,690)
                                        ========     ==========  |   ========      ========    ==========
Earnings (loss) per common share:                                |
 Basic:                                                          |
   Income (loss) from operations                                 |
     before extraordinary items......   $   0.97     $     2.07  |   $  (0.42)     $   0.69    $    (0.81)
   Extraordinary gain on                                         |
     extinguishment of debt..........          -           0.09  |          -          6.02             -
                                        --------     ----------  |   --------      --------    ----------
     Net income (loss)...............   $   0.97     $     2.16  |   $  (0.42)     $   6.71    $    (0.81)
                                        ========     ==========  |   ========      ========    ==========
 Diluted:                                                        |
   Income (loss) from operations                                 |
     before extraordinary items......   $   0.80     $     1.77  |   $  (0.42)     $   0.69    $    (0.81)
   Extraordinary gain on                                         |
     extinguishment of debt..........          -           0.08  |          -          5.90             -
                                        --------     ----------  |   --------      --------    ----------
     Net income (loss)...............   $   0.80     $     1.85  |   $  (0.42)     $   6.59    $    (0.81)
                                        ========     ==========  |   ========      ========    ==========
Shares used in computing earnings                                |
  (loss) per common share:                                       |
   Basic.............................     15,202         15,146  |     70,265        70,261        70,217
   Diluted...........................     18,497         17,701  |     70,265        71,656        70,217

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                        Reorganized | Predecessor
                                                                          Company   |   Company
                                                                       -------------| ------------
                                                                       September 30,| December 31,
                                                                           2001     |     2000
                                                                       -------------| ------------
                                ASSETS                                              |
Current assets:                                                                     |
 Cash and cash equivalents............................................  $  153,827  | $   184,642
 Cash-restricted (see Note 12)........................................      50,879  |      10,674
 Insurance subsidiary investments.....................................      95,273  |      62,453
 Accounts receivable less allowance for loss..........................     407,544  |     322,483
 Inventories..........................................................      31,158  |      29,707
 Other................................................................      56,357  |      85,893
                                                                        ----------  | -----------
                                                                           795,038  |     695,852
                                                                                    |
Property and equipment................................................     472,541  |     693,586
Accumulated depreciation..............................................     (28,552) |    (300,881)
                                                                        ----------  | -----------
                                                                           443,989  |     392,705
                                                                                    |
Reorganization value in excess of amounts allocable                                 |
 to identifiable assets...............................................     139,831  |           -
Goodwill..............................................................           -  |     159,277
Other.................................................................     102,130  |      86,580
                                                                        ----------  | -----------
                                                                        $1,480,988  | $ 1,334,414
                                                                        ==========  | ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          |
Current liabilities:                                                                |
 Accounts payable.....................................................  $   96,589  | $   115,468
 Salaries, wages and other compensation...............................     182,927  |     184,860
 Due to third-party payors............................................      42,373  |      44,561
 Other accrued liabilities............................................     170,920  |      81,452
 Income taxes.........................................................      37,497  |       2,350
 Long-term debt due within one year...................................         433  |           -
                                                                        ----------  | -----------
                                                                           530,739  |     428,691
                                                                                    |
Long-term debt........................................................     301,878  |           -
Professional liability risks..........................................     117,937  |     101,209
Deferred credits and other liabilities................................      50,819  |      14,132
Liabilities subject to compromise.....................................           -  |   1,260,373
                                                                                    |
Series A preferred stock (subject to compromise at December 31, 2000).           -  |       1,743
                                                                                    |
Contingencies                                                                       |
                                                                                    |
Stockholders' equity (deficit):                                                     |
 Reorganized Company common stock, $0.25 par value; authorized                      |
   39,000 shares; issued 15,606 shares -- September 30................       3,902  |           -
 Predecessor Company common stock, $0.25 par value; authorized 180,000              |
   shares; issued 70,261 shares -- December 31........................           -  |      17,565
 Capital in excess of par value.......................................     460,520  |     667,168
 Deferred compensation................................................     (17,491) |           -
 Retained earnings (accumulated deficit)..............................      32,684  |  (1,156,467)
                                                                        ----------  | -----------
                                                                           479,615  |    (471,734)
                                                                        ----------  | -----------
                                                                        $1,480,988  | $ 1,334,414
                                                                        ==========  | ===========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                              Reorganized |
                                                                Company   |    Predecessor Company
                                                             -------------| -------------------------
                                                              Six months  | Three months  Nine months
                                                                 ended    |    ended         ended
                                                             September 30,|  March 31,   September 30,
                                                                 2001     |     2001         2000
                                                             -------------| ------------ -------------
Cash flows from operating activities:                                     |
 Net income (loss)..........................................   $ 32,684   |  $ 471,976     $(55,906)
 Adjustments to reconcile net income (loss) to net cash                   |
   provided by operating activities:                                      |
   Depreciation and amortization............................     32,654   |     18,645       53,534
   Provision for doubtful accounts..........................     16,305   |      6,305       23,496
   Extraordinary gain on extinguishment of debt.............     (2,271)  |   (422,791)           -
   Unusual transactions.....................................     (3,238)  |          -        4,701
   Reorganization items.....................................          -   |    (53,666)      10,340
   Other....................................................      1,587   |      1,357       11,711
   Changes in operating assets and liabilities:                           |
     Accounts receivable....................................    (19,865)  |    (14,668)      13,479
     Inventories and other assets...........................     12,704   |     12,476       (9,481)
     Accounts payable.......................................      1,708   |    (10,845)       7,833
     Income taxes...........................................     22,136   |        108        2,331
     Due to third-party payors..............................    (11,482)  |      2,051      (12,687)
     Other accrued liabilities..............................     53,617   |     28,628      105,383
                                                               --------   |  ---------     --------
       Net cash provided by operating activities before                   |
         reorganization items...............................    136,539   |     39,576      154,734
 Payment of reorganization items............................    (27,732)  |     (3,745)      (5,806)
                                                               --------   |  ---------     --------
       Net cash provided by operating activities............    108,807   |     35,831      148,928
                                                               --------   |  ---------     --------
Cash flows from investing activities:                                     |
 Purchase of property and equipment.........................    (43,225)  |    (22,038)     (42,445)
 Sale of investment in Behavioral Healthcare Corporation....     40,000   |          -            -
 Sale of other assets.......................................      5,976   |          -       15,161
 Surety bond deposits.......................................       (300)  |          -       (4,647)
 Net change in investments..................................    (50,753)  |    (28,178)     (34,932)
 Other......................................................        492   |        224        1,569
                                                               --------   |  ---------     --------
       Net cash used in investing activities................    (47,810)  |    (49,992)     (65,294)
                                                               --------   |  ---------     --------
Cash flows from financing activities:                                     |
 Repayment of long-term debt................................    (59,537)  |     (4,355)     (14,336)
 Payment of debtor-in-possession deferred financing costs...          -   |       (100)        (800)
 Other......................................................     (2,787)  |     (5,971)     (12,901)
                                                               --------   |  ---------     --------
       Net cash used in financing activities................    (62,324)  |    (10,426)     (28,037)
                                                               --------   |  ---------     --------
Change in cash and cash equivalents.........................     (1,327)  |    (24,587)      55,597
Cash and cash equivalents at beginning of period............    155,154   |    184,642      148,350
                                                               --------   |  ---------     --------
Cash and cash equivalents at end of period..................   $153,827   |  $ 160,055     $203,947
                                                               ========   |  =========     ========
Supplemental information:                                                 |
 Interest payments..........................................   $  1,204   |  $   2,606     $  8,539
 Income tax payments (refunds)..............................      2,928   |        392         (606)

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

  Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") (formerly Vencor, Inc.) provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2001, the Company's health services division operated 314 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals in 23 states and an institutional pharmacy business.

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

   In addition, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to excess reorganization value recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 will become effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2002. Any impairment loss recorded as a result of the transitional impairment test will be treated as a change in accounting principle. Management expects that the annual impact of eliminating the amortization of excess reorganization value beginning on January 1, 2002 will approximate $7 million. See Note 3.

   In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121 and amends Accounting Principles Board Opinion

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION (Continued)

  New Accounting Pronouncements (Continued)

No. 30 ("APB 30"), "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business," by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminates the APB 30 requirements that discontinued operations be measured at net realizable value, and that future operating losses be included under "discontinued operations" in the financial statements. This new pronouncement will become effective for the Company on January 1, 2002.

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items described in Notes 3 and 4, all such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified to conform with the current presentation.

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

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)


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

   The Amended Plan provided for, among other things, the following distributions:

   Senior Lender Claims--On the Effective Date, the Senior Lenders received new senior subordinated secured notes aggregating $300 million, bearing interest at the rate of LIBOR (as defined in the agreement) plus 4 1/2%, with a maturity of seven years (the "Senior Secured Notes"). The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date and, in lieu of interest payments, the Company will pay a $25.9 million obligation under the Government Settlement (as defined) within the first two full fiscal quarters following the Effective Date as described below. In addition, holders of the Senior Lender claims received an aggregate distribution of 9,826,092 shares of the new common stock of Kindred (the "Common Stock") on the Effective Date.

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

   Ventas Claim--Ventas received the following treatment under the Amended Plan:

   On the Effective Date, the four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as of the effective date of the Amended Plan (the "Amended Leases"). The principal economic terms of the Amended Leases are as follows:

   (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

   (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3.5% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004. Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2.0% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 1.5% of the prior period annual aggregate minimum rent) which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Amended Plan of Reorganization (Continued)

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

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)


  Amended Plan of Reorganization (Continued)

   As previously announced, the Company entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Corporate Integrity Agreement became effective on the Effective Date. The Government Settlement also provided for the dismissal of certain pending claims and lawsuits filed against the Company. See Note 11.

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

   Other Significant Provisions--As of the Effective Date, a new board of directors, including representatives of the principal security holders following the Effective Date, was appointed.

   A restricted share plan was approved under the Amended Plan that provided for the issuance of 600,000 shares of Common Stock to certain key employees of the Company. The restricted shares are non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Amended Plan for the issuance of stock options for up to 600,000 shares of Common Stock to certain key employees of the Company. The Amended Plan also approved a long-term incentive plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals, and also provided for the continuation of the Company's management retention plan and the payment of certain performance bonuses on the Effective Date.

  Matters Related to Emergence

   On the Effective Date, the Company entered into a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) (the "Credit Facility") which constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Amended Plan. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2 %) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   On the Effective Date, the Company filed a registration statement on Form 8-A with the Commission to register its Common Stock and Warrants under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- FRESH-START ACCOUNTING


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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- FRESH-START ACCOUNTING (Continued)


   A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

                                                 Predecessor                                                     Reorganized
                                                   Company                       Fresh-start                       Company
                                                -------------- --------------------------------------------     -------------
                                                                   Debt
                                                March 31, 2001 Restructuring   Adjustments    Reclassifications April 1, 2001
                                                -------------- -------------   -----------    ----------------- -------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $   160,055     $       -      $  (4,901)(i)     $       -      $  155,154
  Cash-restricted..............................       11,008        (2,763)(a)      6,000 (i)             -          14,245
  Insurance subsidiary investments.............       90,617             -              -                 -          90,617
  Accounts receivable less allowance for loss..      330,846        73,138 (b)          -                 -         403,984
  Inventories..................................       29,132             -              -                 -          29,132
  Other........................................       74,732         1,360 (a)          -                 -          76,092
                                                 -----------     ---------      ---------         ---------      ----------
                                                     696,390        71,735          1,099                 -         769,224

Property and equipment.........................      708,232             -       (268,528)(j)             -         439,704
Accumulated depreciation.......................     (316,862)            -        316,862 (j)             -               -
                                                 -----------     ---------      ---------         ---------      ----------
                                                     391,370             -         48,334                 -         439,704
Reorganization value in excess of amounts
 allocable to identifiable assets..............            -             -        157,958 (k)             -         157,958
Goodwill.......................................      156,765             -       (156,765)(l)             -               -
Investment in affiliates.......................        7,824             -         40,282 (m)             -          48,106
Other..........................................       77,673        (7,668)(a)     (1,823)(i)             -          70,925
                                                                     2,795 (c)        (52)(j)
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                                                 ===========     =========      =========         =========      ==========
         LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............................  $    90,279     $  (2,264)(b)  $  (4,030)(i)     $   1,602 (r)  $   85,587
  Salaries, wages and other compensation.......      178,319             -            (93)(i)         1,404 (r)     195,841
                                                                                    7,700 (n)
                                                                                    8,511 (o)
  Due to third-party payors....................       47,773        (4,569)(b)          -            10,651 (r)      53,855
  Other accrued liabilities....................       91,132         2,795 (c)     25,337 (o)        43,865 (r)     189,029
                                                                    25,900 (d)
  Income taxes.................................        2,850             -              -            14,867 (r)      17,717
  Long-term debt due within one year...........            -             -              -            18,316 (r)      18,316
                                                 -----------     ---------      ---------         ---------      ----------
                                                     410,353        21,862         37,425            90,705         560,345

Long-term debt.................................            -       300,000 (e)          -            43,606 (r)     343,606
Professional liability risks...................      106,505             -              -                 -         106,505
Deferred credits and other liabilities.........       14,128             -         (1,777)(p)        28,071 (r)      40,422
Liabilities subject to compromise..............    1,278,223         2,580 (a)     (2,028)(i)      (162,382)(r)           -
                                                                  (113,576)(b)     (2,726)(p)
                                                                  (902,755)(f)
                                                                   (94,285)(g)
                                                                    (3,051)(h)
Series A preferred stock (subject to compromise
 at March 31, 2001)............................        1,743        (1,743)(h)          -                 -               -

Stockholders' equity (deficit):
  Reorganized Company common stock, par
   value.......................................            -         3,750 (h)          -                 -           3,750
  Predecessor Company common stock, par
   value.......................................       17,565             -        (17,565)(q)             -               -
  Capital in excess of par value...............      667,187       431,289 (h)     17,565 (q)      (684,752)(s)     431,289
  Retained earnings (accumulated deficit)......   (1,165,682)      (11,651)(a)      5,427 (i)       684,752 (s)           -
                                                                   193,547 (b)     48,282 (j)
                                                                   (25,900)(d)    157,958 (k)
                                                                  (300,000)(e)   (156,765)(l)
                                                                   902,755 (f)     40,282 (m)
                                                                    94,285 (g)     (7,700)(n)
                                                                  (430,245)(h)    (33,848)(o)
                                                                                    4,503 (p)
                                                 -----------     ---------      ---------         ---------      ----------
                                                    (480,930)      857,830         58,139                 -         435,039
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                                                 ===========     =========      =========         =========      ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 -- FRESH-START ACCOUNTING (Continued)


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

   (d) To record the Government Settlement obligation.

   (e) To record the issuance of the Senior Secured Notes.

   (f) To record the discharge of indebtedness in accordance with the Amended Plan (in thousands):

                 Senior Lender Claims................... $510,908
                 Subordinated Noteholder Claims.........  302,391
                 Accrued interest.......................   99,185
                 Unamortized deferred financing costs...   (9,729)
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

   (k) To record the reorganization value of the Company in excess of amounts allocable to identifiable assets. These costs will be amortized using the straight-line method over 20 years.

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

NOTE 4 -- UNUSUAL TRANSACTIONS


   Operating results for certain periods presented include unusual transactions. These transactions are included in other operating expenses in the unaudited condensed consolidated statement of operations for the respective periods in which they were recorded.

   Operating results for the three months ended September 30, 2001 included income of $3.2 million related to the favorable resolution of certain litigation related to a previously subleased nursing center facility.

   In the third quarter of 2000, the Company recorded a $9.2 million write-off of an impaired investment. Operating results for the nine months ended September 30, 2000 also included a $4.5 million gain on the sale of a closed hospital.

NOTE 5 -- PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Amended Plan assuming that the Effective Date occurred on January 1, 2000 (in thousands, except per share amounts):

                                                        Nine months ended
                                                          September 30,
                                                      ---------------------
                                                         2001       2000
                                                      ---------- ----------
Revenues............................................. $2,291,853 $2,146,133
Income from operations before extraordinary items....     41,583      8,086
Net income...........................................     42,979      8,086
Earnings per common share:
 Basic:
   Income from operations before extraordinary items. $     2.74 $     0.53
   Net income........................................       2.83       0.53
 Diluted:
   Income from operations before extraordinary items. $     2.41 $     0.47
   Net income........................................       2.49       0.47

   The pro forma results exclude reorganization items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Amended Plan actually occurred on January 1, 2000.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 6 -- REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

   A summary of revenues by payor type follows (in thousands):

                      Reorganized Company    |           Predecessor Company
                  -------------------------- | ---------------------------------------
                  Three months   Six months  | Three months  Three months  Nine months
                      ended         ended    |     ended        ended         ended
                  September 30, September 30,| September 30,  March 31,   September 30,
                      2001          2001     |     2000          2001         2000
                  ------------- -------------| ------------- ------------ -------------
Medicare.........   $292,066     $  590,737  |   $253,054      $288,390    $  765,988
Medicaid.........    268,540        532,336  |    238,783       233,160       681,858
Private and other    223,272        446,865  |    239,095       245,532       740,926
                    --------     ----------  |   --------      --------    ----------
                     783,878      1,569,938  |    730,932       767,082     2,188,772
Elimination......    (15,198)       (30,494) |    (13,679)      (14,673)      (42,639)
                    --------     ----------  |   --------      --------    ----------
                    $768,680     $1,539,444  |   $717,253      $752,409    $2,146,133
                    ========     ==========  |   ========      ========    ==========

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

   A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                  Reorganized Company     |           Predecessor Company
                                              --------------------------- | ---------------------------------------
                                              Three months   Six months   | Three months  Three months  Nine months
                                                  ended         ended     |     ended        ended         ended
                                              September 30, September 30, | September 30,  March 31,   September 30,
                                                  2001          2001      |     2000          2001         2000
                                              ------------- ------------- | ------------- ------------ -------------
Earnings (loss):                                                          |
  Income (loss) from operations before                                    |
   extraordinary items.......................    $14,799       $31,288    |  $(29,357)     $ 49,185     $(55,906)
  Extraordinary gain on                                                   |
   extinguishment of debt....................          -         1,396    |         -       422,791            -
                                                 -------       -------    |  --------      --------     --------
  Net income (loss)..........................     14,799        32,684    |   (29,357)      471,976      (55,906)
  Preferred stock dividend requirements......          -             -    |      (261)         (261)        (784)
                                                 -------       -------    |  --------      --------     --------
  Income (loss) available to common                                       |
   stockholders--basic computation...........     14,799        32,684    |   (29,618)      471,715      (56,690)
  Elimination of preferred stock dividend                                 |
   requirements upon assumed conversion of                                |
   preferred stock...........................          -             -    |         -           261            -
                                                 -------       -------    |  --------      --------     --------
  Net income (loss)--diluted computation.....    $14,799       $32,684    |  $(29,618)     $471,976     $(56,690)
                                                 =======       =======    |  ========      ========     ========
Shares used in the computation:                                           |
  Weighted average shares outstanding--basic                              |
   computation...............................     15,202        15,146    |    70,265        70,261       70,217
  Dilutive effect of the Warrants, employee                               |
   stock options and non-vested restricted                                |
   stock.....................................      3,295         2,555    |         -             -            -
  Assumed conversion of preferred stock......          -             -    |         -         1,395            -
                                                 -------       -------    |  --------      --------     --------
  Adjusted weighted average shares                                        |
   outstanding--diluted computation..........     18,497        17,701    |    70,265        71,656       70,217
                                                 =======       =======    |  ========      ========     ========
Earnings (loss) per common share:                                         |
  Basic:                                                                  |
   Income (loss) from operations before                                   |
    extraordinary items......................    $  0.97       $  2.07    |  $  (0.42)     $   0.69     $  (0.81)
   Extraordinary gain on extinguishment of                                |
    debt.....................................          -          0.09    |         -          6.02            -
                                                 -------       -------    |  --------      --------     --------
    Net income (loss)........................    $  0.97       $  2.16    |  $  (0.42)     $   6.71     $  (0.81)
                                                 =======       =======    |  ========      ========     ========
  Diluted:                                                                |
   Income (loss) from operations before                                   |
    extraordinary items......................    $  0.80       $  1.77    |  $  (0.42)     $   0.69     $  (0.81)
   Extraordinary gain on extinguishment of                                |
    debt.....................................          -          0.08    |         -          5.90            -
                                                 -------       -------    |  --------      --------     --------
    Net income (loss)........................    $  0.80       $  1.85    |  $  (0.42)     $   6.59     $  (0.81)
                                                 =======       =======    |  ========      ========     ========

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

   The carrying values of the Company's assets at September 30, 2001 and the capital costs (rent, interest, depreciation and amortization) included in the unaudited condensed consolidated statement of operations for the three months and six months ended September 30, 2001 reflect the provisions of the Amended Plan and the impact of fresh-start accounting. These costs for periods prior to the Company's emergence from bankruptcy generally were recorded based on contractual agreements or historical costs and did not reflect the provisions of the Amended Plan. In addition, during the pendency of the Chapter 11 Cases, no interest costs were recorded related to the 1998 Notes. Accordingly, assets by business segment at September 30, 2001 and capital costs of the Reorganized Company for the three months and six months ended September 30, 2001 are not comparable to those of the Predecessor Company.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- BUSINESS SEGMENT DATA (Continued)


   The following table sets forth certain financial data by business segment (in thousands):

                                               Reorganized Company    |           Predecessor Company
                                           -------------------------- | ---------------------------------------
                                           Three months   Six months  | Three months  Three months  Nine months
                                               ended         ended    |     ended        ended         ended
                                           September 30, September 30,| September 30,  March 31,   September 30,
                                               2001          2001     |     2000          2001         2000
                                           ------------- -------------| ------------- ------------ -------------
Revenues:                                                             |
Health services division:                                             |
  Nursing centers.........................   $447,428     $  891,565  |   $420,588      $429,523    $1,246,450
  Rehabilitation services.................      9,122         18,366  |     34,032        10,695       101,582
  Other ancillary services................          -              -  |         (1)            -            (8)
  Elimination.............................          -              -  |    (19,671)            -       (56,271)
                                             --------     ----------  |   --------      --------    ----------
                                              456,550        909,931  |    434,948       440,218     1,291,753
Hospital division:                                                    |
  Hospitals...............................    268,578        544,690  |    244,391       271,984       748,009
  Pharmacy................................     58,750        115,317  |     51,593        54,880       149,010
                                             --------     ----------  |   --------      --------    ----------
                                              327,328        660,007  |    295,984       326,864       897,019
                                             --------     ----------  |   --------      --------    ----------
                                              783,878      1,569,938  |    730,932       767,082     2,188,772
Elimination of pharmacy charges to Company                            |
 nursing centers..........................    (15,198)       (30,494) |    (13,679)      (14,673)      (42,639)
                                             --------     ----------  |   --------      --------    ----------
                                             $768,680     $1,539,444  |   $717,253      $752,409    $2,146,133
                                             ========     ==========  |   ========      ========    ==========
Income (loss) from operations before                                  |
 extraordinary items:                                                 |
Operating income (loss):                                              |
  Health services division:                                           |
   Nursing centers........................   $ 80,339     $  159,074  |   $ 69,493      $ 70,543    $  213,553
   Rehabilitation services................      2,178          3,987  |      2,837           690         2,264
   Other ancillary services...............        226            329  |      2,687           250         3,059
                                             --------     ----------  |   --------      --------    ----------
                                               82,743        163,390  |     75,017        71,483       218,876
  Hospital division:                                                  |
   Hospitals..............................     49,809        105,494  |     47,284        54,778       154,229
   Pharmacy...............................      7,002         13,038  |      1,075         6,176           664
                                             --------     ----------  |   --------      --------    ----------
                                               56,811        118,532  |     48,359        60,954       154,893
                                             --------     ----------  |   --------      --------    ----------
  Corporate overhead......................    (30,397)       (57,881) |    (29,993)      (28,697)      (87,113)
  Unusual transactions....................      3,238          3,238  |     (9,236)            -        (4,701)
  Reorganization items....................          -              -  |     (4,745)       53,666       (10,340)
                                             --------     ----------  |   --------      --------    ----------
   Operating income.......................    112,395        227,279  |     79,402       157,406       271,615
Rent......................................    (65,233)      (129,813) |    (77,870)      (76,995)     (230,878)
Depreciation and amortization.............    (16,768)       (32,654) |    (17,464)      (18,645)      (53,534)
Interest, net.............................     (4,313)        (9,338) |    (12,925)      (12,081)      (41,609)
                                             --------     ----------  |   --------      --------    ----------
Income (loss) before income taxes.........     26,081         55,474  |    (28,857)       49,685       (54,406)
Provision for income taxes................     11,282         24,186  |        500           500         1,500
                                             --------     ----------  |   --------      --------    ----------
                                             $ 14,799     $   31,288  |   $(29,357)     $ 49,185    $  (55,906)
                                             ========     ==========  |   ========      ========    ==========
Rent:                                                                 |
  Health services division:                                           |
   Nursing centers........................   $ 41,311     $   81,501  |   $ 45,037      $ 44,253    $  132,514
   Rehabilitation services................         24             51  |         80            39           279
   Other ancillary services...............          1              4  |         33             -            70
                                             --------     ----------  |   --------      --------    ----------
                                               41,336         81,556  |     45,150        44,292       132,863
  Hospital division:                                                  |
   Hospitals..............................     22,771         45,688  |     31,089        30,839        92,983
   Pharmacy...............................        984          1,952  |        921           941         2,674
                                             --------     ----------  |   --------      --------    ----------
                                               23,755         47,640  |     32,010        31,780        95,657
                                             --------     ----------  |   --------      --------    ----------
  Corporate...............................        142            617  |        710           923         2,358
                                             --------     ----------  |   --------      --------    ----------
                                             $ 65,233     $  129,813  |   $ 77,870      $ 76,995    $  230,878
                                             ========     ==========  |   ========      ========    ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 -- BUSINESS SEGMENT DATA (Continued)


                                   Reorganized Company    |           Predecessor Company
                               ---------------------------| ----------------------------------------
                               Three months   Six months  | Three months  Three months  Nine months
                                   ended         ended    |     ended        ended         ended
                               September 30, September 30,| September 30,  March 31,   September 30,
                                   2001          2001     |     2000          2001         2000
                               ------------- -------------| ------------- ------------ -------------
Depreciation and amortization:                            |
  Health services division:                               |
   Nursing centers............    $ 5,713     $   10,768  |  $    6,741     $ 7,219       $20,131
   Rehabilitation services....          2             13  |           2           -             6
   Other ancillary services...          -              -  |         (69)        129           479
                                  -------     ----------  |  ----------     -------       -------
                                    5,715         10,781  |       6,674       7,348        20,616
  Hospital division:                                      |
   Hospitals..................      5,742         11,432  |       5,020       5,457        15,598
   Pharmacy...................        476            923  |         547         627         1,564
                                  -------     ----------  |  ----------     -------       -------
                                    6,218         12,355  |       5,567       6,084        17,162
                                  -------     ----------  |  ----------     -------       -------
  Corporate...................      4,835          9,518  |       5,223       5,213        15,756
                                  -------     ----------  |  ----------     -------       -------
                                  $16,768     $   32,654  |  $   17,464     $18,645       $53,534
                                  =======     ==========  |  ==========     =======       =======
Capital expenditures:                                     |
  Health services division....    $ 5,184     $    9,713  |  $    5,611     $ 7,962       $12,313
  Hospital division...........      3,244         11,888  |       3,162       8,901         9,642
  Corporate:                                              |
   Information systems........      7,841         10,976  |      11,333       3,496        19,446
   Other......................      1,317         10,648  |          16       1,679         1,044
                                  -------     ----------  |  ----------     -------       -------
                                  $17,586     $   43,225  |  $   20,122     $22,038       $42,445
                                  =======     ==========  |  ==========     =======       =======
                                                          |
                                                          |
                                              Reorganized |  Predecessor
                                                Company   |    Company
                                             -------------| -------------
                                             September 30,| December 31,
                                                 2001     |     2000
                                             -------------| -------------
Assets:                                                   |
  Health services division....                $  383,313  |  $  494,636
  Hospital division...........                   468,730  |     354,302
  Corporate...................                   628,945  |     485,476
                                              ----------  |  ----------
                                              $1,480,988  |  $1,334,414
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

   The provision for income taxes for the three months ended September 30, 2000 and March 31, 2001 and the nine months ended September 30, 2000 included charges of $8.3 million, $685,000 and $16.7 million,

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 9 -- INCOME TAXES (Continued)

respectively, related to the deferred tax valuation allowance. During the third quarter of 2001, $14.2 million of the pre-reorganization deferred tax asset was considered realizable by management, and the reorganization intangible recorded in connection with fresh-start accounting was reduced accordingly. The estimated net deferred tax asset included in the Company's unaudited condensed consolidated balance sheet aggregated $281 million, and the estimated deferred tax valuation allowance aggregated $270 million at September 30, 2001.

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

   The Company had NOLs of approximately $164 million (after the reductions in the attributes discussed above) and $215 million as of September 30, 2001 and December 31, 2000, respectively. These carryforwards expire in various amounts through 2021.

NOTE 10 -- EARLY EXTINGUISHMENT OF DEBT

   In connection with the restructuring of its debt in accordance with the provisions of the Amended Plan, the Company realized an extraordinary gain of $422.8 million. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

   A summary of the extraordinary gain follows (in thousands):

Liabilities restructured:
 Debt obligations:
   Senior Lender Claims............................... $  510,908
   Subordinated Noteholder Claims.....................    302,391
   Accrued interest...................................     99,185
   Unamortized deferred financing costs...............     (9,729)
                                                       ----------
                                                          902,755
Amounts related to prior year Medicare cost reports...    193,547
Accrued Ventas rent...................................     94,285
Other.................................................     (6,857)
                                                       ----------
                                                        1,183,730
                                                       ----------
Consideration exchanged:
 Senior Secured Notes.................................    300,000
 Common Stock.........................................    368,339
 Warrants.............................................     66,700
 Government Settlement obligation.....................     25,900
                                                       ----------
                                                          760,939
                                                       ----------
                                                       $  422,791
                                                       ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 10 -- EARLY EXTINGUISHMENT OF DEBT (Continued)


   On May 30, 2001, the Company prepaid the outstanding balance in full satisfaction of its obligations under the CMS Agreement, resulting in an extraordinary gain of $1.4 million. The transaction was financed through the use of existing cash.

NOTE 11-- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   The Company's subsidiary, formerly named TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated
v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court. The Company is defending the action vigorously.

   On August 13, 2001, the Company and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint seeks to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also seeks an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above litigation pending in the Northern District of Georgia.

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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)


   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain of the Company's and Ventas' current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas' current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The Company is defending this action vigorously.

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

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of the Transitional common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation, and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the
Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which the Company filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff has appealed this ruling to the United States Court of Appeals for the Ninth Circuit. The Company is defending this action vigorously.

   In connection with the Amended Plan, the Company, Ventas and the DOJ, acting on behalf of itself, the OIG and CMS, entered into the Government Settlement, which resolved all known claims arising out of all known investigations being made by the OIG including certain pending qui tam, or whistleblower, actions. Under the Government Settlement, the Government was required to move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity.

   Except for the qui tam action described in this paragraph, all other known pending qui tam actions against the Company have been resolved by the Government Settlement. The only remaining case is entitled United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998. In this action, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously. On July 27, 2001, the court ordered that the DOJ be allowed to intervene in the action to effectuate the Government Settlement contained in the Amended Plan. There can be no assurance that the court will dismiss this case upon the motion by the DOJ.

   In connection with the Spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses,

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 -- LITIGATION (Continued)

including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Amended Plan, the Company agreed to continue to fulfill its indemnification obligations arising from the Spin-off.

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

NOTE 12 -- SALE OF INVESTMENT

   On May 2, 2001, the Company sold its investment in Behavioral Healthcare Corporation ("BHC") for $40 million. No gain or loss was recorded in connection with this transaction because the Company reflected the fair value of the investment on April 1, 2001 in connection with fresh-start accounting. Under the terms of the Credit Facility and the Senior Secured Notes, proceeds from the sale of assets will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under the Credit Facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under the Senior Secured Notes. For accounting purposes, the Company has classified these funds as "cash-restricted" in the unaudited condensed consolidated balance sheet at September 30, 2001.

NOTE 13 -- SUBSEQUENT EVENT

   On November 14, 2001, the Company completed a public offering of 1.75 million shares of its common stock. The net proceeds from the transaction, approximately $75.3 million, will be used to repay outstanding borrowings under the Senior Secured Notes. The underwriters for the public offering have an option for 30 days to purchase up to approximately 487,000 additional shares from the Company to cover over-allotments of shares.

   In accordance with the terms of the Credit Facility, the consummation of the public offering will reduce the aggregate commitments under the Credit Facility to $75 million.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   Certain statements made in this Form 10-Q including, but not limited to, statements containing the words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may" and other similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are inherently uncertain, and stockholders must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. Factors that may affect the plans or results of the Company include, without limitation, the ability of the Company to operate pursuant to the terms of its debt obligations and the Amended Leases; the Company's ability to meet its rental and debt services obligations; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to attract and retain key executives and other healthcare personnel; the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; changes in Medicare and Medicaid reimbursement rates; national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; the Company's ability to control costs, including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions; the Company's ability to comply with the terms of its Corporate Integrity Agreement; the effect of a restatement of the Company's consolidated financial statements previously filed with the Commission; and the increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 8 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2001, the Company's health services division operated 314 nursing centers (40,355 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 56 hospitals (4,867 licensed beds) in 23 states and an institutional pharmacy business.

   On April 20, 2001, the Company and its subsidiaries emerged from the proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Amended Plan.

   From September 13, 1999 until April 20, 2001, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the unaudited condensed consolidated financial statements of the Company have been prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Amended Plan in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the unaudited condensed consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Regulatory Changes

   The Balanced Budget Act of 1997 (the "Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

   The Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective July 1, 2001, the per diem rates were based solely on federal rates. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

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

transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop or acquire additional free-standing, long-term care hospitals in the future.

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its former ancillary services division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. The Company's respiratory therapy and other ancillary businesses were discontinued.

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, effective until the enactment of a revised Resource Utilization Grouping ("RUG") payment system and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   In April 2000, CMS published a proposed rule which sets forth updates to the RUG payment rates used under PPS for nursing centers. On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the RUG categories used under PPS. As such, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA was automatically extended until the RUG refinements are enacted. On July 31, 2001, CMS issued another final rule which did not establish such refinements, and accordingly, the 20% adjustment will remain in place until the RUG categories are refined.

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

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also will be increased by 15%. Both of these provisions became effective for cost reporting periods beginning on September 1, 2001.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)


   There continues to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. Congress has directed the Secretary of the U.S. Department of Health and Human Services to develop a prospective payment system applicable specifically to long-term acute care hospitals by October 1, 2001. The new prospective payment system would be effective for cost report periods beginning on or after October 1, 2002. This payment system would not impact the Company until September 1, 2003. To date, the Secretary has not proposed such a prospective payment system. Congress has further directed that if the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, the Secretary shall instead implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. The Company cannot predict the content or timing of such regulations. There can be no assurance that such regulations will not have a material adverse impact on the Company's financial condition and results of operations.

   By repealing the Boren Amendment, the Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

   The Company could be affected adversely by the continuing efforts of governmental and private third-party payors to contain healthcare costs. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs.

   There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's results of operations, liquidity and financial position.

Results of Operations

  Third Quarter 2001 compared to Third Quarter 2000

  Health Services Division--Nursing Centers

   Revenues increased 6% to $447 million in the third quarter of 2001 from $421 million in the same quarter of 2000. On a same-store basis, average daily patient census declined 2% from the third quarter of 2000 (including a 6% decline in private census). The increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicare revenues per patient day grew 16% to $348 in the third quarter of 2001 compared to $301 in the third quarter a year ago. The increase was primarily attributable to reimbursement increases associated with the BBRA and BIPA. As previously discussed, the BBRA established, among other things, a 4% increase in all PPS payments beginning on October 1, 2000. Under the provisions of BIPA, the nursing component of each RUG category was increased 16.66% over the existing rates

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)


  Health Services Division--Nursing Centers (Continued)

for skilled nursing care beginning on April 1, 2001. As a result, the provisions of the BBRA and BIPA increased Medicare reimbursement to the Company's nursing centers in the third quarter of 2001 by approximately $4 million and $11 million, respectively, compared to the same period a year ago. As previously discussed, effective July 1, 2001, all of the Company's nursing centers became subject to the full impact of the federal rates under PPS and the transition period with respect to PPS rates ended. This change reduced Medicare reimbursement to the Company's nursing centers by approximately $4 million for the third quarter of 2001 compared to the third quarter of 2000.

   Nursing center operating income was $80 million for the third quarter of 2001 compared to $69 million for the third quarter last year. Operating margins increased to 18% in the third quarter of 2001 from 16.5% last year, principally due to reimbursement increases associated with the BBRA and BIPA. Aggregate operating costs increased 5% in the third quarter of 2001 compared to the same quarter last year.

  Health Services Division--Rehabilitation Services

   Revenues declined 73% to $9 million in the third quarter of 2001 from $34 million a year ago. The decline in revenues was primarily attributable to the transfer of all remaining services provided to Company-operated nursing centers to the internal staff of those nursing centers on January 1, 2001. Revenues for these services approximated $20 million in the third quarter of 2000. Revenues also declined as a result of the elimination of unprofitable external contracts.

   Operating income totaled $2 million in the third quarter of 2001 compared to $3 million in the third quarter last year. Effective January 1, 2000, revenues for rehabilitation services provided to Company-operated nursing centers approximate the costs of providing such services. Accordingly, operating results for the third quarter of both 2001 and 2000 do not reflect any operating income related to Company-operated nursing centers. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

  Health Services Division--Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former Vencare ancillary services business in 1999.

  Hospital Division--Hospitals

   Revenues increased 10% to $269 million in the third quarter of 2001 from $244 million in the same period a year ago. Patient days increased 4% from the same period a year ago. The increase in revenues was primarily attributable to growth in volumes and a 6% growth in aggregate revenues per patient day. Revenues per patient day from private payors increased 5% in the third quarter of 2001 primarily due to price increases.

   Hospital operating income grew 5% to $50 million in the third quarter of 2001 from $47 million in the third quarter of 2000. Despite increases in patient volumes and revenues, hospital operating margins declined to 18.5% in the third quarter of 2001 from 19.3% for the same period last year, primarily as a result of growth in labor and benefit costs. On a per patient day basis, labor and benefits costs increased 8% to $522 in the third quarter of 2001 from $481 in the third quarter of 2000. The rise in labor and benefits costs was primarily attributable to increased rates of pay necessary to attract and retain qualified nurses and other healthcare professionals. Hospital operating margins may decline in the future as a result of these wage pressures.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)


  Hospital Division--Pharmacy

   Revenues increased 14% to $59 million in the third quarter of 2001 compared to $52 million a year ago. The increase resulted from new customers and price increases.

   The Company's pharmacies reported operating income of $7 million in the third quarter of 2001 compared to $1 million in the same period of the prior year. The cost of goods sold as a percentage of revenues declined to 56.4% in the third quarter of 2001 from 57.9% in 2000. The improvement in operating income in the third quarter of 2001 was primarily attributable to growth in revenues, improved inventory and cost controls and a decline in the provision for doubtful accounts resulting from improved cash collections.

  Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $30 million in the third quarter of 2001 and 2000. As a percentage of revenues (before eliminations), the overhead ratio was 3.9% in the third quarter of 2001 compared to 4.1% in the same period of 2000.

  Capital Costs

   As previously discussed, the adjustments recorded in connection with fresh-start accounting materially changed the recorded amounts for rent, interest, depreciation and amortization in the Company's unaudited consolidated statement of operations for periods after April 1, 2001. As a result, the capital costs of the Reorganized Company are not comparable to those of the Predecessor Company.

   Capital costs for the third quarter ended September 30, 2001 reflect the terms of the Amended Plan and include the effects of reduced rent obligations under the Amended Leases and interest costs incurred in connection with the Senior Secured Notes and the Government Settlement obligation. Depreciation and amortization for this period was recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   During the pendency of the Chapter 11 Cases, the Company recorded the contractual amount of interest expense related to the Company's former $1.0 billion bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to the 1998 Notes since the filing of the Chapter 11 Cases. Contractual interest expense not accrued for the 1998 Notes in each of the three months ended September 30, 2000 and March 31, 2001 approximated $7 million. For the nine months ended September 30, 2000, the amount of interest not accrued for the 1998 Notes aggregated $22 million.

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

   The provision for income taxes for the three months ended September 30, 2000 and March 31, 2001 and the nine months ended September 30, 2000 included charges of $8.3 million, $685,000 and $16.7 million, respectively, related to the deferred tax valuation allowance. During the third quarter of 2001, $14.2 million of the pre-reorganization deferred tax asset was considered realizable by management, and the reorganization intangible recorded in connection with fresh-start accounting was reduced accordingly. The estimated net deferred tax asset included in the Company's unaudited condensed consolidated balance sheet aggregated $281 million, and the estimated deferred tax valuation allowance aggregated $270 million at September 30, 2001.

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

   The Company had NOLs of approximately $164 million (after the reductions in the attributes discussed above) and $215 million as of September 30, 2001 and December 31, 2000, respectively. These carryforwards expire in various amounts through 2021.

  Consolidated Results

   The Company reported pretax income of $26 million for the third quarter of 2001 as a result of improved operating income and the significant impact of the Amended Plan. For the same period of 2000, the Company reported a pretax operating loss of $29 million. Pretax income for the third quarter of 2001 included a gain of $3.2 million in connection with the favorable resolution of certain litigation related to a previously subleased nursing center facility. The pretax operating loss in the third quarter of 2000 included a charge of approximately $9 million related to an impaired investment and $4 million of reorganization costs.

   Income from operations before extraordinary items in the third quarter of 2001 aggregated $15 million compared to a loss of $29 million in the third quarter of 2000.

Liquidity

   Cash flows from operations before reorganization items aggregated $137 million for the six months ended September 30, 2001 and $40 million for the three months ended March 31, 2001. For the nine months ended September 30, 2000, cash flows from operations before reorganization items aggregated $155 million. Cash flows in both years were sufficient to fund capital expenditures and required repayments of debt.

   Working capital totaled $264 million (including $51 million of "cash-restricted") at September 30, 2001. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Credit Facility, the Company believes that it has the necessary financial resources to satisfy its expected liquidity needs on both a short-term and long-term basis.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)


   In connection with the emergence from bankruptcy, the Company entered into the Credit Facility on the Effective Date. The Credit Facility constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Amended Plan. The Credit Facility consists of a five-year $120 million revolving credit facility and provides for a $40 million letter of credit subfacility. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at
(a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property. At September 30, 2001, there were no outstanding borrowings under the Credit Facility.

   As part of the Amended Plan, the Company also issued $300 million of Senior Secured Notes on the Effective Date. The Senior Secured Notes have a maturity of seven years and bear interest at the rate of LIBOR (as defined in the agreement) plus 4 1/2%. The interest on the Senior Secured Notes will begin to accrue approximately two quarters following the Effective Date. For accounting purposes, the Company recorded the appropriate interest costs in the third quarter of 2001 and intends to amortize the amount accrued during the interest-free period over the remaining life of the debt. The Senior Secured Notes are collateralized by a second priority lien on substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   At September 30, 2001, the Company was in compliance with the terms of the Credit Facility and the Senior Secured Notes.

   In May 2001, the Company prepaid approximately $56 million in full satisfaction of its obligation under the CMS Agreement. The transaction was financed through the use of existing cash.

   As previously reported, the Company was informed by the DOJ that the Company and Ventas were the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, Vencare billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by the Company. In connection with the Amended Plan, the claims of the DOJ were settled through the Government Settlement. The Government Settlement also provides for the dismissal of certain pending claims and lawsuits filed against the Company. See Notes 2 and 11 of the Notes to Condensed Consolidated Financial Statements.

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

   As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, net proceeds from the Company's public offering of common stock in November 2001 will be used to reduce outstanding borrowings under the Senior Secured Notes. In accordance with the terms of the Credit Facility, the consummation of the public offering will reduce the aggregate commitments under the Credit Facility to $75 million. The Company does not believe that the reduction in available borrowings will negatively impact its liquidity.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Capital Resources


   Capital expenditures totaled $43 million for the six months ended September 30, 2001 and $22 million for the three months ended March 31, 2001. For the nine months ended September 30, 2000, capital expenditures totaled $42 million. Excluding acquisitions, capital expenditures could approximate $90 million in 2001. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed primarily through internally generated funds. At September 30, 2001, the estimated cost to complete and equip construction in progress approximated $6 million.

   In May 2001, the Company sold its investment in BHC for $40 million. Under the terms of the Credit Facility and the Senior Secured Notes, proceeds from the sale of assets will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under the Credit Facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under the Senior Secured Notes. For accounting purposes, the Company has classified these funds as "cash-restricted" in the unaudited condensed consolidated balance sheet at September 30, 2001.

   The terms of the Senior Secured Notes and the Credit Facility include certain covenants which limit the Company's annual capital expenditures. In addition, borrowings under the Credit Facility to finance acquisitions also are limited.

Other Information

  Effects of Inflation and Changing Prices

   The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislators have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation but may not reflect the actual increase in the costs of providing services. In addition, by repealing the Boren Amendment, the Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to the Company's nursing centers. Medicare revenues in the Company's hospitals also have been reduced by the Budget Act.

   During 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Budget Act. Under BIPA, the nursing component of each RUG category was increased by 16.66% over the previous rates for skilled nursing care beginning on April 1, 2001. The provisions of both the BBRA and BIPA increased Medicare reimbursement to the Company's nursing centers during the third quarter of 2001. The Company believes that the provisions of the BBRA and BIPA will have a positive effect on its operating results for the remainder of 2001, particularly in the health services division.

   Management believes, however, that the Company's operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, particularly labor costs, in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

  Litigation

   The Company is a party to certain material litigation. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                     |       Reorganized Company
                                                          Predecessor| -------------------------------
                                                            Company  |               2001
                                                          -----------| -------------------------------
                                                             First   |                      Six months
                                                            Quarter  | Second     Third       ended
                                                             2001    | Quarter   Quarter   September 30
                                                          -----------| --------  --------  ------------
Revenues.................................................  $752,409  | $770,764  $768,680   $1,539,444
                                                           --------  | --------  --------   ----------
Salaries, wages and benefits.............................   427,649  |  432,182   436,196      868,378
Supplies.................................................    94,319  |   96,043    97,089      193,132
Rent.....................................................    76,995  |   64,580    65,233      129,813
Other operating expenses.................................   126,701  |  127,655   123,000      250,655
Depreciation and amortization............................    18,645  |   15,886    16,768       32,654
Interest expense.........................................    14,000  |    8,463     7,523       15,986
Investment income........................................    (1,919) |   (3,438)   (3,210)      (6,648)
                                                           --------  | --------  --------   ----------
                                                            756,390  |  741,371   742,599    1,483,970
                                                           --------  | --------  --------   ----------
Income (loss) before reorganization items and                        |
  income taxes...........................................    (3,981) |   29,393    26,081       55,474
Reorganization items.....................................   (53,666) |        -         -            -
                                                           --------  | --------  --------   ----------
Income before income taxes...............................    49,685  |   29,393    26,081       55,474
Provision for income taxes...............................       500  |   12,904    11,282       24,186
                                                           --------  | --------  --------   ----------
     Income from operations before extraordinary items...    49,185  |   16,489    14,799       31,288
Extraordinary gain on extinguishment of debt.............   422,791  |    1,396         -        1,396
                                                           --------  | --------  --------   ----------
     Net income..........................................   471,976  |   17,885    14,799       32,684
Preferred stock dividend requirements....................      (261) |        -         -            -
                                                           --------  | --------  --------   ----------
     Income available to common stockholders.............  $471,715  | $ 17,885  $ 14,799   $   32,684
                                                           ========  | ========  ========   ==========
Earnings per common share:                                           |
 Basic:                                                              |
   Income from operations before extraordinary items.....  $   0.69  | $   1.09  $   0.97   $     2.07
   Extraordinary gain on extinguishment of debt..........      6.02  |     0.09         -         0.09
                                                           --------  | --------  --------   ----------
     Net income..........................................  $   6.71  | $   1.18  $   0.97   $     2.16
                                                           ========  | ========  ========   ==========
 Diluted:                                                            |
   Income from operations before extraordinary items.....  $   0.69  | $   1.00  $   0.80   $     1.77
   Extraordinary gain on extinguishment of debt..........      5.90  |     0.08         -         0.08
                                                           --------  | --------  --------   ----------
     Net income..........................................  $   6.59  | $   1.08  $   0.80   $     1.85
                                                           ========  | ========  ========   ==========
Shares used in computing earnings per common share:                  |
   Basic.................................................    70,261  |   15,090    15,202       15,146
   Diluted...............................................    71,656  |   16,533    18,497       17,701

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

          Condensed Consolidated Statement of Operations (Continued)
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                Predecessor Company
                                                --------------------------------------------------
                                                             2000 Quarters
                                                --------------------------------------
                                                 First     Second    Third     Fourth      Year
                                                --------  --------  --------  --------  ----------
Revenues....................................... $715,456  $713,424  $717,253  $742,409  $2,888,542
                                                --------  --------  --------  --------  ----------
Salaries, wages and benefits...................  405,313   392,383   405,510   420,749   1,623,955
Supplies.......................................   93,398    94,619    92,251    94,272     374,540
Rent...........................................   76,220    76,788    77,870    76,931     307,809
Other operating expenses.......................  122,589   122,770   135,345   123,066     503,770
Depreciation and amortization..................   17,902    18,168    17,464    20,011      73,545
Interest expense...............................   16,239    14,663    14,415    15,114      60,431
Investment income..............................   (1,206)   (1,012)   (1,490)   (1,685)     (5,393)
                                                --------  --------  --------  --------  ----------
                                                 730,455   718,379   741,365   748,458   2,938,657
                                                --------  --------  --------  --------  ----------
Loss before reorganization items and
 income taxes..................................  (14,999)   (4,955)  (24,112)   (6,049)    (50,115)
Reorganization items...........................    3,065     2,530     4,745     2,296      12,636
                                                --------  --------  --------  --------  ----------
Loss before income taxes.......................  (18,064)   (7,485)  (28,857)   (8,345)    (62,751)
Provision for income taxes.....................      500       500       500       500       2,000
                                                --------  --------  --------  --------  ----------
     Net loss..................................  (18,564)   (7,985)  (29,357)   (8,845)    (64,751)
Preferred stock dividend requirements..........     (261)     (262)     (261)     (262)     (1,046)
                                                --------  --------  --------  --------  ----------
     Loss to common stockholders............... $(18,825) $ (8,247) $(29,618) $ (9,107) $  (65,797)
                                                ========  ========  ========  ========  ==========
Loss per common share:
 Basic......................................... $  (0.27) $  (0.12) $  (0.42) $  (0.13) $    (0.94)
 Diluted....................................... $  (0.27) $  (0.12) $  (0.42) $  (0.13) $    (0.94)

Shares used in computing loss per common share:
 Basic.........................................   70,240    70,147    70,265    70,262      70,229
 Diluted.......................................   70,240    70,147    70,265    70,262      70,229

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                                (In thousands)



                                                                     Reorganized Company
                                                   Predecessor| -------------------------------
                                                     Company  |               2001
                                                   -----------| -------------------------------
                                                      First   |                      Six months
                                                     Quarter  | Second     Third       ended
                                                      2001    | Quarter   Quarter   September 30
                                                   -----------| --------  --------  ------------
Revenues:                                                     |
Health services division:                                     |
 Nursing centers..................................  $429,523  | $444,137  $447,428   $  891,565
 Rehabilitation services..........................    10,695  |    9,244     9,122       18,366
                                                    --------  | --------  --------   ----------
                                                     440,218  |  453,381   456,550      909,931
Hospital division:                                            |
 Hospitals........................................   271,984  |  276,112   268,578      544,690
 Pharmacy.........................................    54,880  |   56,567    58,750      115,317
                                                    --------  | --------  --------   ----------
                                                     326,864  |  332,679   327,328      660,007
                                                    --------  | --------  --------   ----------
                                                     767,082  |  786,060   783,878    1,569,938
Elimination of pharmacy charges to Company                    |
  nursing centers.................................   (14,673) |  (15,296)  (15,198)     (30,494)
                                                    --------  | --------  --------   ----------
                                                    $752,409  | $770,764  $768,680   $1,539,444
                                                    ========  | ========  ========   ==========
Income from operations before extraordinary items:            |
Operating income (loss):                                      |
 Health services division:                                    |
   Nursing centers................................  $ 70,543  | $ 78,735  $ 80,339   $  159,074
   Rehabilitation services........................       690  |    1,809     2,178        3,987
   Other ancillary services.......................       250  |      103       226          329
                                                    --------  | --------  --------   ----------
                                                      71,483  |   80,647    82,743      163,390
 Hospital division:                                           |
   Hospitals......................................    54,778  |   55,685    49,809      105,494
   Pharmacy.......................................     6,176  |    6,036     7,002       13,038
                                                    --------  | --------  --------   ----------
                                                      60,954  |   61,721    56,811      118,532
                                                    --------  | --------  --------   ----------
 Corporate overhead...............................   (28,697) |  (27,484)  (30,397)     (57,881)
 Unusual transactions.............................         -  |        -     3,238        3,238
 Reorganization items.............................    53,666  |        -         -            -
                                                    --------  | --------  --------   ----------
   Operating income...............................   157,406  |  114,884   112,395      227,279
Rent..............................................   (76,995) |  (64,580)  (65,233)    (129,813)
Depreciation and amortization.....................   (18,645) |  (15,886)  (16,768)     (32,654)
Interest, net.....................................   (12,081) |   (5,025)   (4,313)      (9,338)
                                                    --------  | --------  --------   ----------
Income before income taxes........................    49,685  |   29,393    26,081       55,474
Provision for income taxes........................       500  |   12,904    11,282       24,186
                                                    --------  | --------  --------   ----------
                                                    $ 49,185  | $ 16,489  $ 14,799   $   31,288
                                                    ========  | ========  ========   ==========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)


                                                Reorganized Company
                               Predecessor| ----------------------------
                                 Company  |             2001
                               -----------| ----------------------------
                                  First   |                  Six months
                                 Quarter  | Second   Third     ended
                                  2001    | Quarter Quarter September 30
                               -----------| ------- ------- ------------
Rent:                                     |
Health services division:                 |
 Nursing centers..............   $44,253  | $40,190 $41,311   $ 81,501
 Rehabilitation services......        39  |      27      24         51
 Other ancillary services.....         -  |       3       1          4
                                 -------  | ------- -------   --------
                                  44,292  |  40,220  41,336     81,556
Hospital division:                        |
 Hospitals....................    30,839  |  22,917  22,771     45,688
 Pharmacy.....................       941  |     968     984      1,952
                                 -------  | ------- -------   --------
                                  31,780  |  23,885  23,755     47,640
                                 -------  | ------- -------   --------
Corporate.....................       923  |     475     142        617
                                 -------  | ------- -------   --------
                                 $76,995  | $64,580 $65,233   $129,813
                                 =======  | ======= =======   ========
Depreciation and amortization:            |
Health services division:                 |
 Nursing centers..............   $ 7,219  | $ 5,055 $ 5,713   $ 10,768
 Rehabilitation services......         -  |      11       2         13
 Other ancillary services.....       129  |       -       -          -
                                 -------  | ------- -------   --------
                                   7,348  |   5,066   5,715     10,781
Hospital division:                        |
 Hospitals....................     5,457  |   5,690   5,742     11,432
 Pharmacy.....................       627  |     447     476        923
                                 -------  | ------- -------   --------
                                   6,084  |   6,137   6,218     12,355
                                 -------  | ------- -------   --------
Corporate.....................     5,213  |   4,683   4,835      9,518
                                 -------  | ------- -------   --------
                                 $18,645  | $15,886 $16,768   $ 32,654
                                 =======  | ======= =======   ========
Capital expenditures:                     |
Health services division......   $ 7,962  | $ 4,529 $ 5,184   $  9,713
Hospital division.............     8,901  |   8,644   3,244     11,888
Corporate:                                |
 Information systems..........     3,496  |   3,135   7,841     10,976
 Other........................     1,679  |   9,331   1,317     10,648
                                 -------  | ------- -------   --------
                                 $22,038  | $25,639 $17,586   $ 43,225
                                 =======  | ======= =======   ========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                                   Predecessor Company
                                   --------------------------------------------------
                                                2000 Quarters
                                   --------------------------------------
                                    First     Second    Third     Fourth      Year
                                   --------  --------  --------  --------  ----------
Revenues:
Health services division:
 Nursing centers.................. $412,703  $413,159  $420,588  $429,177  $1,675,627
 Rehabilitation services..........   34,377    33,173    34,032    33,454     135,036
 Other ancillary services.........       (5)       (2)       (1)        8           -
 Elimination......................  (18,091)  (18,509)  (19,671)  (20,920)    (77,191)
                                   --------  --------  --------  --------  ----------
                                    428,984   427,821   434,948   441,719   1,733,472
Hospital division:
 Hospitals........................  253,591   250,027   244,391   259,938   1,007,947
 Pharmacy.........................   47,468    49,949    51,593    55,242     204,252
                                   --------  --------  --------  --------  ----------
                                    301,059   299,976   295,984   315,180   1,212,199
                                   --------  --------  --------  --------  ----------
                                    730,043   727,797   730,932   756,899   2,945,671
Elimination of pharmacy charges to
  Company nursing centers.........  (14,587)  (14,373)  (13,679)  (14,490)    (57,129)
                                   --------  --------  --------  --------  ----------
                                   $715,456  $713,424  $717,253  $742,409  $2,888,542
                                   ========  ========  ========  ========  ==========
Net loss:
Operating income (loss):
 Health services division:
   Nursing centers................ $ 68,712  $ 75,348  $ 69,493  $ 65,185  $  278,738
   Rehabilitation services........      486    (1,059)    2,837     5,783       8,047
   Other ancillary services.......      130       242     2,687     1,678       4,737
                                   --------  --------  --------  --------  ----------
                                     69,328    74,531    75,017    72,646     291,522
 Hospital division:
   Hospitals......................   55,398    51,547    47,284    51,629     205,858
   Pharmacy.......................   (1,200)      789     1,075     6,757       7,421
                                   --------  --------  --------  --------  ----------
                                     54,198    52,336    48,359    58,386     213,279
                                   --------  --------  --------  --------  ----------
 Corporate overhead...............  (29,370)  (27,750)  (29,993)  (26,710)   (113,823)
 Unusual transactions.............        -     4,535    (9,236)        -      (4,701)
 Reorganization items.............   (3,065)   (2,530)   (4,745)   (2,296)    (12,636)
                                   --------  --------  --------  --------  ----------
   Operating income...............   91,091   101,122    79,402   102,026     373,641
Rent..............................  (76,220)  (76,788)  (77,870)  (76,931)   (307,809)
Depreciation and amortization.....  (17,902)  (18,168)  (17,464)  (20,011)    (73,545)
Interest, net.....................  (15,033)  (13,651)  (12,925)  (13,429)    (55,038)
                                   --------  --------  --------  --------  ----------
Loss before income taxes..........  (18,064)   (7,485)  (28,857)   (8,345)    (62,751)
Provision for income taxes........      500       500       500       500       2,000
                                   --------  --------  --------  --------  ----------
                                   $(18,564) $ (7,985) $(29,357) $ (8,845) $  (64,751)
                                   ========  ========  ========  ========  ==========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                          Predecessor Company
                               ------------------------------------------
                                         2000 Quarters
                               --------------------------------
                                First  Second   Third   Fourth     Year
                               ------- ------- -------  -------  --------
Rent:
Health services division:
 Nursing centers.............. $43,589 $43,888 $45,037  $44,288  $176,802
 Rehabilitation services......      69     130      80      150       429
 Other ancillary services.....      20      17      33       44       114
                               ------- ------- -------  -------  --------
                                43,678  44,035  45,150   44,482   177,345
Hospital division:
 Hospitals....................  30,695  31,199  31,089   30,783   123,766
 Pharmacy.....................     900     853     921      940     3,614
                               ------- ------- -------  -------  --------
                                31,595  32,052  32,010   31,723   127,380
                               ------- ------- -------  -------  --------
Corporate.....................     947     701     710      726     3,084
                               ------- ------- -------  -------  --------
                               $76,220 $76,788 $77,870  $76,931  $307,809
                               ======= ======= =======  =======  ========
Depreciation and amortization:
Health services division:
 Nursing centers.............. $ 6,670 $ 6,720 $ 6,741  $ 7,765  $ 27,896
 Rehabilitation services......       3       1       2       (2)        4
 Other ancillary services.....     285     263     (69)     134       613
                               ------- ------- -------  -------  --------
                                 6,958   6,984   6,674    7,897    28,513
Hospital division:
 Hospitals....................   5,307   5,271   5,020    5,572    21,170
 Pharmacy.....................     526     491     547      534     2,098
                               ------- ------- -------  -------  --------
                                 5,833   5,762   5,567    6,106    23,268
                               ------- ------- -------  -------  --------
Corporate.....................   5,111   5,422   5,223    6,008    21,764
                               ------- ------- -------  -------  --------
                               $17,902 $18,168 $17,464  $20,011  $ 73,545
                               ======= ======= =======  =======  ========
Capital expenditures:
Health services division...... $ 2,908 $ 3,794 $ 5,611  $16,138  $ 28,451
Hospital division.............   3,536   2,944   3,162   14,033    23,675
Corporate:
 Information systems..........   1,346   6,767  11,333    6,029    25,475
 Other........................     460     568      16    1,343     2,387
                               ------- ------- -------  -------  --------
                               $ 8,250 $14,073 $20,122  $37,543  $ 79,988
                               ======= ======= =======  =======  ========

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)




                                                        |        Reorganized Company
                                            Predecessor | ----------------------------------
                                              Company   |              2001
                                            ----------- | ----------------------------------
                                               First    |                        Six months
                                              Quarter   |  Second      Third       ended
                                               2001     |  Quarter    Quarter   September 30
                                            ----------- | ---------- ---------- ------------
Nursing Center Data:                                    |
End of period data:                                     |
 Number of nursing centers:                             |
   Owned or leased.........................        278  |        280        280
   Managed.................................         35  |         35         34
                                            ----------  | ---------- ----------
                                                   313  |        315        314
                                            ==========  | ========== ==========
 Number of licensed beds:                               |
   Owned or leased.........................     36,469  |     36,746     36,729
   Managed.................................      3,861  |      3,861      3,626
                                            ----------  | ---------- ----------
                                                40,330  |     40,607     40,355
                                            ==========  | ========== ==========
Revenue mix %:                                          |
 Medicare..................................         31  |         32         31          32
 Medicaid..................................         47  |         47         48          47
 Private and other.........................         22  |         21         21          21
                                                        |
Patient days (excludes managed facilities):             |
 Medicare..................................    411,783  |    417,065    399,441     816,506
 Medicaid..................................  1,860,256  |  1,871,895  1,933,822   3,805,717
 Private and other.........................    532,943  |    533,792    542,284   1,076,076
                                            ----------  | ---------- ----------  ----------
                                             2,804,982  |  2,822,752  2,875,547   5,698,299
                                            ==========  | ========== ==========  ==========
Revenues per patient day:                               |
 Medicare.................................. $      325  | $      344 $      348  $      346
 Medicaid..................................        109  |        110        111         111
 Private and other.........................        175  |        176        174         175
 Weighted average..........................        153  |        157        156         156
Hospital Data:                                          |
End of period data:                                     |
 Number of hospitals.......................         56  |         56         56
 Number of licensed beds...................      4,867  |      4,867      4,867
                                                        |
Revenue mix %:                                          |
 Medicare..................................         56  |         56         56          56
 Medicaid..................................         11  |         11         11          11
 Private and other.........................         33  |         33         33          33
                                                        |
Patient days:                                           |
 Medicare..................................    185,731  |    182,906    172,692     355,598
 Medicaid..................................     34,872  |     34,799     35,098      69,897
 Private and other.........................     52,426  |     53,016     55,050     108,066
                                            ----------  | ---------- ----------  ----------
                                               273,029  |    270,721    262,840     533,561
                                            ==========  | ========== ==========  ==========
Revenues per patient day:                               |
 Medicare.................................. $      820  | $      839 $      872  $      855
 Medicaid..................................        871  |        872        807         840
 Private and other.........................      1,703  |      1,742      1,628       1,684
 Weighted average..........................        996  |      1,020      1,022       1,021

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)

                                                              Predecessor Company
                                            -------------------------------------------------------
                                                           2000 Quarters
                                            -------------------------------------------
                                              First      Second     Third      Fourth      Year
                                            ---------- ---------- ---------- ---------- -----------
Nursing Center Data:
End of period data:
 Number of nursing centers:
   Owned or leased.........................        280        280        278        278
   Managed.................................         40         41         39         34
                                            ---------- ---------- ---------- ----------
                                                   320        321        317        312
                                            ========== ========== ========== ==========
 Number of licensed beds:
   Owned or leased.........................     36,653     36,677     36,465     36,466
   Managed.................................      4,262      4,436      4,070      3,723
                                            ---------- ---------- ---------- ----------
                                                40,915     41,113     40,535     40,189
                                            ========== ========== ========== ==========
Revenue mix %:
 Medicare..................................         28         28         27         28          28
 Medicaid..................................         48         48         50         49          49
 Private and other.........................         24         24         23         23          23
Patient days (excludes managed facilities):
 Medicare..................................    398,329    382,933    381,890    378,782   1,541,934
 Medicaid..................................  1,918,732  1,917,429  1,960,359  1,939,047   7,735,567
 Private and other.........................    590,619    579,128    570,679    562,368   2,302,794
                                            ---------- ---------- ---------- ---------- -----------
                                             2,907,680  2,879,490  2,912,928  2,880,197  11,580,295
                                            ========== ========== ========== ========== ===========
Revenues per patient day:
 Medicare.................................. $      292 $      301 $      301 $      321 $       303
 Medicaid..................................        103        104        107        109         106
 Private and other.........................        167        171        169        171         169
 Weighted average..........................        142        143        144        149         145

Hospital Data:
End of period data:
 Number of hospitals.......................         56         56         56         56
 Number of licensed beds...................      4,931      4,880      4,886      4,886
Revenue mix %:
 Medicare..................................         58         53         56         53          55
 Medicaid..................................         10          9         12         11          10
 Private and other.........................         32         38         32         36          35
Patient days:
 Medicare..................................    188,063    177,083    167,946    171,060     704,152
 Medicaid..................................     31,964     33,416     34,052     35,322     134,754
 Private and other.........................     51,747     51,743     50,567     51,700     205,757
                                            ---------- ---------- ---------- ---------- -----------
                                               271,774    262,242    252,565    258,082   1,044,663
                                            ========== ========== ========== ========== ===========
Revenues per patient day:
 Medicare.................................. $      782 $      754 $      814 $      808 $       789
 Medicaid..................................        767        632        847        839         773
 Private and other.........................      1,584      1,845      1,557      1,782       1,693
 Weighted average..........................        933        953        968      1,007         965

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)



                                              Expected Maturities                  Fair
                              ---------------------------------------------------  Value
                              2001   2002   2003  2004  2005  Thereafter  Total   9/30/01
                              -----  -----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt, including
 amounts due within one year:
Fixed rate................... $ 190  $ 415  $176  $ 48  $ 48   $  1,434  $  2,311 $  2,680
  Average interest rate......  10.2%  10.1%  9.9%  8.8%  8.8%       8.8%
Variable rate................ $   -  $   -  $  -  $  -  $  -   $300,000  $300,000 $294,000
  Average interest rate(a)

--------
(a) Interest is payable, at the option of the Company, at one, two, three or six month LIBOR plus 4 1/2%.

                          Part II. OTHER INFORMATION

Item 1. Legal Proceedings


   Summary descriptions of various significant legal and regulatory activities follow.

   The Company's subsidiary, formerly named TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court. The Company is defending the action vigorously.

   On August 13, 2001, the Company and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint seeks to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also seeks an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above litigation pending in the Northern District of Georgia.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain of the Company's and Ventas' current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas' current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In

December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The Company is defending this action vigorously.

   In connection with the Amended Plan, the Company, Ventas and the DOJ, acting on behalf of itself, the OIG and CMS, entered into the Government Settlement, which resolved all known claims arising out of all known investigations being made by the OIG including certain pending qui tam, or whistleblower, actions. Under the Government Settlement, the Government was required to move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and its subsidiaries, Ventas and any current or former officers, directors and employees of either entity.

   Except for the qui tam action described in this paragraph, all other known pending qui tam actions against the Company have been resolved by the Government Settlement. The only remaining case is entitled United States, et al., ex rel. Phillips-Minks, et al. v. Transitional Corp., et al., filed in the United States District Court for Southern District of California on July 23, 1998. In this action, the defendants, including Transitional and Ventas, are alleged to have submitted and conspired to submit false claims and statements to Medicare, Medicaid, and other federal and state funded programs during a period commencing in 1993. The conduct complained of allegedly violates the Federal Civil False Claims Act, the California False Claims Act, the Florida False Claims Act, the Tennessee Health Care False Claims Act, and the Illinois Whistleblower Reward and Protection Act. The defendants allegedly submitted improper and erroneous claims to Medicare, Medicaid and other programs, for improper or unnecessary services and services not performed, inadequate collections efforts associated with billing and collecting bad debts, inflated and nonexistent laboratory charges, false and inadequate documentation of claims, splitting charges, shifting revenues and expenses, transferring patients to hospitals that are reimbursed by Medicare at a higher level, failing to return duplicate reimbursement payments, and improperly allocating hospital insurance expenses. In addition, the complaint alleges that the defendants were inconsistent in their reporting of cost report data, paid kickbacks to increase patient referrals to hospitals, and incorrectly reported employee compensation resulting in inflated employee 401(k) contributions. The complaint seeks unspecified damages. The Company disputes the allegations in the complaint and intends to defend this action vigorously. On July 27, 2001, the court ordered that the DOJ be allowed to intervene in the action to effectuate the Government Settlement contained in the Amended Plan. There can be no assurance that the court will dismiss this case upon the motion by the DOJ.

   In connection with the Spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with its indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Amended Plan, the Company agreed to continue to fulfill its indemnification obligations arising from the Spin-off.

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        4.1 Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2001 among Kindred Healthcare, Inc. and the Initial Holders (as defined therein). Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

       10.1 Revised Charter of the Audit and Compliance Committee of the Board of Directors of Kindred Healthcare, Inc.

    (b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K on August 14, 2001 which included the Company's audited consolidated balance sheet and accompanying notes as of April 1, 2001 reflecting the terms of the Amended Plan and the adoption of fresh-start accounting.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KINDRED HEALTHCARE, INC.

Date: November 14, 2001                       /s/ EDWARD L. KUNTZ
-----------------------       -------------------------------------------------
                                               Edward L. Kuntz
                                           Chairman of the Board,
                                   Chief Executive Officer and President

Date: November 14, 2001                  /s/ RICHARD A. SCHWEINHART
-----------------------       -------------------------------------------------
                                           Richard A. Schweinhart
                              Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)