Form 10-K
period 2001-12-31
KINDRED HEALTHCARE INC
filed 2002-03-01
CIK 1060009

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               -----------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-14057
                               -----------------
                           KINDRED HEALTHCARE, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                  61-1323993
                   (State or other                (I.R.S.
                    jurisdiction          Employer Identification
                 of incorporation or              Number)
                    organization)

                680 South Fourth Street
                 Louisville, Kentucky           40202-2412
                (Address of principal           (Zip Code)
                 executive offices)

                                (502) 596-7300
             (Registrant's telephone number, including area code)
                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                 Title of Each Class        which Registered
                 -------------------     -----------------------
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.25 per share
                  Series A Warrants to Purchase Common Stock
                  Series B Warrants to Purchase Common Stock
                               -----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

   As of January 31, 2002, there were 17,682,917 shares of the Registrant's common stock, $0.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the NASDAQ on January 31, 2002, was approximately $467,996,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [X]    No [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2002 are incorporated by reference into
Part III of this Form 10-K.
================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
Item 1.  Business.............................................................................   3
Item 2.  Properties...........................................................................  37
Item 3.  Legal Proceedings....................................................................  38
Item 4.  Submission of Matters to a Vote of Security Holders..................................  40

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  43
Item 6.  Selected Financial Data..............................................................  44
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  45
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  66
Item 8.  Financial Statements and Supplementary Data..........................................  66
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.  67

PART III
Item 10. Directors and Executive Officers of the Registrant...................................  67
Item 11. Executive Compensation...............................................................  67
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  67
Item 13. Certain Relationships and Related Transactions.......................................  67

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  68

                                    PART I

Item 1.  Business

                                    GENERAL

   Kindred Healthcare, Inc. provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2001, our health services division operated 305 nursing centers (39,293 licensed beds) in 32 states and a rehabilitation therapy business. Our hospital division operated 57 hospitals (4,961 licensed beds) in 23 states and an institutional pharmacy business. All references in this Annual Report on Form 10-K to "Kindred," "our company," "we," "us," or "our" mean Kindred Healthcare, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

   On April 20, 2001 (the "Effective Date"), we and our subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of our Fourth Amended Joint Plan of Reorganization (the "Plan of Reorganization"). On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved our Plan of Reorganization. In connection with our emergence, we changed our name to Kindred Healthcare, Inc.

   Since filing for protection under the Bankruptcy Code on September 13, 1999, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

   As used in this Form 10-K, the term "Predecessor Company" refers to us and our operations for periods prior to April 1, 2001, while the term "Reorganized Company" is used to describe us and our operations for periods thereafter.

   On May 1, 1998, Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to us. In anticipation of the Spin-off, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to our businesses as they were conducted by Ventas prior to the Spin-off.

   On September 28, 1995, The Hillhaven Corporation ("Hillhaven") merged into us. On March 21, 1997, we acquired TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, we acquired a controlling interest in Transitional Hospitals Corporation ("Transitional"), an operator of 19 long-term acute care hospitals located in 13 states. We completed the merger of our wholly owned subsidiary into Transitional on August 26, 1997.

   This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. See "-Cautionary Statements."

                             HEALTHCARE OPERATIONS

   We are organized into two operating divisions: the health services division, which provides long-term care services by operating nursing centers and a rehabilitation therapy business and the hospital division, which provides long-term acute care services to medically complex patients by operating hospitals and an institutional pharmacy business. We believe that the independent focus of each division on the unique aspects and quality concerns of its business enhances its ability to attract patients, improve operations and achieve cost containment objectives.

                           HEALTH SERVICES DIVISION

   Our health services division provides quality, cost-effective long-term care through the operation of a national network of 305 nursing centers (39,293 licensed beds) located in 32 states and a rehabilitation therapy business as of December 31, 2001. Through our nursing centers, we provide residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services. We also provide rehabilitation services, including physical, occupational and speech therapies to our residents as well as to residents in nursing facilities operated by other parties.

   In addition, at more than 80 of our nursing centers, we offer specialized programs for patients suffering from Alzheimer's disease. Within these nursing centers, we provide quality care to these patients by dedicating to them separate units run by teams of professionals that specialize in the unique problems experienced by Alzheimer's patients. We believe that we are a leading provider of nursing care to patients with Alzheimer's disease, based on the specialization and size of our program for caring for these patients.

   We monitor and enhance the quality of care at our nursing centers through the use of quality assurance and performance improvement committees as well as family satisfaction surveys. Our quality assurance and performance improvement committees oversee patient healthcare needs and patient and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We conduct surveys of patients' families periodically and these surveys are reviewed by our performance improvement committees at each facility to promote quality patient care. Substantially all of our nursing centers are certified to provide services under Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our accommodations, equipment, services, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Health Services Division Strategy

   Our goal is to become the provider of choice in the markets our health services division serves, which we believe will allow us to increase our patient census and enhance our payor mix. In addition, we have implemented several initiatives to improve our profitability. To supplement these internally-focused initiatives, we intend to expand selectively our operations through development and acquisition activities. The principal elements of our health services division strategy are:

   Providing Quality, Clinical-Based Services. The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to improve the quality of the services we deliver, we intend to pursue an aggressive plan to:

.. hire and retain quality healthcare personnel by becoming the employer of choice in the industry,

.. establish improved processes to monitor and promote our patient care objectives,

    . integrate clinical advice of our chief medical officer and other physicians into our operational procedures, and

    .  develop and enhance our internal training programs.

   Enhancing Sales and Marketing Programs. We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center administrators and admissions coordinators. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional marketing staffs. In order to increase awareness of our services and the provision of quality care, we intend to:

    . direct a targeted marketing effort at the elderly population, which we believe is the fastest growing segment in the United States and which will, therefore, be the driving force behind the growth in our industry in the coming years, and

    .  improve our relationships with local referral sources.

   Increasing Operating Efficiency. The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care in an environment that demands an increasingly greater control of costs. We believe that operating efficiency is critical in maintaining our position as a leading provider of nursing center services in the United States. In our effort to improve operating efficiency we have:

    . centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance and human resources,

    . developed an industry-leading management information system to aid in financial reporting as well as billing and collecting, and

    .  focused our efforts to hire and retain quality personnel.

   Managing Efficient Delivery of Ancillary Services. We are dedicated to providing quality nursing services to the patients in our facilities while at the same time optimizing our operating efficiency. We realigned and refocused our ancillary services business in response to the decline in the demand for ancillary services that followed the implementation of the prospective payment system in 1998. Today, our nursing centers generally provide ancillary services to their patients through the use of internal staff. We are continuing to refine the delivery of ancillary services to external customers to maintain profitability under the cost constraints of the prospective payment system. Accordingly, over the past two years, the health services division has terminated many unprofitable external ancillary services contracts and does not intend to emphasize the marketing of ancillary services contracts to third parties.

   Expanding Selectively Through Acquisitions and Development Activities. We believe that we are well positioned strategically and financially to pursue opportunities to expand our business through acquisitions and development activities on a selective basis. We will evaluate development opportunities to expand our operations, either through acquiring or leasing individual or small portfolios of nursing facilities in selected markets or by managing the operations of third parties. We also will evaluate opportunities to acquire companies with operations in attractive markets.

Selected Health Services Division Operating Data

   The following table sets forth certain operating data for the health services division after reflecting the realignment of the former ancillary services business for all periods presented (dollars in thousands, except statistics):

                                      Reorganized |
                                        Company   |          Predecessor Company
                                      ------------| ------------------------------------
                                      Nine months | Three months
                                         ended    |    ended     Year ended December 31,
                                      December 31,|  March 31,   -----------------------
                                          2001    |     2001        2000        1999
                                      ------------| ------------ ----------- -----------
Nursing centers:                                  |
   Revenues..........................  $1,348,236 |  $  429,523  $ 1,675,627 $ 1,594,244
   Operating income..................  $  234,500 |  $   70,543  $   278,738 $   169,128
   Facilities in operation at end of              |
     period:                                      |
       Owned or leased...............         282 |         278          278         282
       Managed.......................          23 |          35           34          13
   Licensed beds at end of period:                |
       Owned or leased...............      36,926 |      36,469       36,466      36,912
       Managed.......................       2,367 |       3,861        3,723       1,661
   Patient days (a)..................   8,583,270 |   2,804,982   11,580,295  11,656,439
   Revenues per patient day (a)......  $      157 |  $      153  $       145 $       137
   Average daily census (a)..........      31,212 |      31,166       31,640      31,935
   Occupancy % (a)...................        84.9 |        85.2         86.1        86.8
Rehabilitation services:                          |
   Revenues..........................  $   27,451 |  $   10,695  $   135,036 $   195,731
   Operating income..................  $    8,112 |  $      690  $     8,047 $     2,891
Other ancillary services:                         |
   Revenues..........................  $        - |  $        -  $         - $    43,527
   Operating income..................  $      508 |  $      250  $     4,737 $     4,166

--------
(a) Excludes managed facilities.

   The term "operating income" is defined as earnings before interest, income taxes, depreciation, amortization, rent, corporate overhead, unusual transactions and reorganization items. The term "licensed beds" refers to the maximum number of beds permitted in the facility under its license regardless of whether the beds are actually available for patient care. "Patient days" refers to the total number of days of patient care provided for the periods indicated. "Average daily census" is computed by dividing each facility's patient days by the number of calendar days the respective facility is in operation. "Occupancy %" is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

   Total assets of the health services division were $393 million and $495 million at the end of 2001 and 2000, respectively.

Sources of Nursing Center Revenues

   Nursing center revenues are derived principally from Medicare and Medicaid programs and from private payment patients. Consistent with the nursing center industry, changes in the mix of the health services division's patient population among these three categories significantly affect the profitability of its operations. Although Medicare and higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is reduced by the costs associated with the higher level of nursing care and other services generally required by such patients. We believe that private payment patients generally constitute the most profitable category and Medicaid patients generally constitute the least profitable category.

   The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

                                        Medicare         Medicaid     Private and Other
                                    ---------------  ---------------  ----------------
                                    Patient          Patient          Patient
Period                               Days   Revenues  Days   Revenues  Days    Revenues
------                              ------- -------- ------- -------- -------  --------
Nine months ended December 31, 2001   14%      32%     67%      47%     19%       21%
Three months ended March 31, 2001..   15       31      66       47      19        22
Year ended December 31,
   2000............................   13       28      67       49      20        23
   1999............................   12       26      66       49      22        25

   For the nine months ended December 31, 2001 and the three months ended March 31, 2001, revenues of the health services division totaled approximately $1.4 billion or 58% and $440 million or 57%, respectively, of our total revenues (before eliminations).

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

   The Balanced Budget Act of 1997 (the "Balanced Budget Act") established a prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. Prior to the implementation of PPS, nursing centers were reimbursed by Medicare based on the facility-specific, reasonable direct and indirect costs of services provided to their patients. All of our nursing centers adopted PPS on July 1, 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   Medicaid. Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ in many respects from state to state.

   The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Prior to the Balanced Budget Act, federal law, generally referred to as the "Boren Amendment," required Medicaid programs to pay rates that were reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid rates. By repealing the Boren Amendment, the Balanced Budget Act eased the restrictions on the states' ability to reduce their Medicaid reimbursement levels for such services. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended, mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

   Private Payment. The health services division seeks to maximize the number of private payment patients admitted to its nursing centers, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

   We cannot assure you that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, we cannot assure you that facilities operated by the health services division, or the provision of services and supplies by the health services division, will meet the requirements for participation in such programs. We could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the cost of healthcare services. See "-Cautionary Statements."

Nursing Center Facilities

   The following table lists by state the number of nursing centers and related licensed beds owned by us or leased from Ventas and other third parties as of December 31, 2001:

                                            Number of Facilities
                              ------------------------------------------------
                     Licensed Owned by Leased from  Leased from
  State                Beds      Us    Ventas (2)  Other Parties Managed Total
  -----              -------- -------- ----------- ------------- ------- -----
  Alabama (1).......     777      -          3           1          2       6
  Arizona...........   1,393      -          6           -          6      12
  California........   2,262      4         11           3          1      19
  Colorado..........     695      -          4           1          -       5
  Connecticut (1)...     983      -          8           -          -       8
  Florida (1).......   2,473      2         15           1          -      18
  Georgia (1).......   1,211      1          5           3          -       9
  Idaho.............     880      1          8           -          -       9
  Indiana...........   4,947      -         14          14          6      34
  Kentucky (1)......   2,076      1         12           4          -      17
  Louisiana (1).....     305      -          -           1          1       2
  Maine (1).........     775      -         10           -          -      10
  Massachusetts (1).   4,181      -         31           3          3      37
  Mississippi (1)...     125      -          -           1          -       1
  Missouri (1)......     400      -          -           3          -       3
  Montana (1).......     446      -          2           1          -       3
  Nebraska (1)......     163      -          1           -          -       1
  Nevada (1)........     180      -          2           -          -       2
  New Hampshire (1).     622      -          3           -          1       4
  North Carolina (1)   2,764      -         19           4          -      23
  Ohio (1)..........   2,005      -         11           4          -      15
  Oregon (1)........     254      -          2           -          -       2
  Pennsylvania......     200      -          1           1          -       2
  Rhode Island (1)..     201      -          2           -          -       2
  Tennessee (1).....   2,669      -          4          12          -      16
  Texas.............     737      -          1           2          1       4
  Utah..............     848      -          5           1          1       7
  Vermont (1).......     310      -          1           -          1       2
  Virginia (1)......     629      -          4           -          -       4
  Washington (1)....   1,012      1          9           -          -      10
  Wisconsin (1).....   2,319      -         12           2          -      14
  Wyoming...........     451      -          4           -          -       4
                      ------     --        ---          --         --     ---
     Totals.........  39,293     10        210          62         23     305
                      ======     ==        ===          ==         ==     ===

--------
(1) These states have Certificate of Need regulations. See "-Governmental Regulation-Federal, State and Local Regulation."
(2) See "-Master Lease Agreements."

Health Services Division Management and Operations

   Each of our nursing centers is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on quality assurance committees. We provide our facilities with centralized information systems, human resources management, state and federal reimbursement assistance, state licensing and certification maintenance, legal, finance and accounting support and purchasing and facilities management. The centralization of these services improves efficiency and permits facility staff to focus on the delivery of high quality nursing services.

   Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into four geographic regions, each of which is headed by an operational vice president. These four operational vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are managed by the division's chief medical officer and vice president of clinical operations. District and/or regional staff in the areas of nursing, dietary and rehabilitation services, state and federal reimbursement, human resources management, maintenance, sales and financial services supports the health services division. Regional and district nursing professionals visit each nursing center periodically to review practices and, where necessary, recommend improvements in the level of care provided.

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

Health Services Division Competition

   Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, their location and physical appearance and, in the case of private patients, the charges for our services. Some competitors are located in buildings that are newer than those operated by us and may provide services that we do not offer. Our nursing centers compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The industry includes government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid patients (since revenues received for services provided to such patients are based generally on fixed rates), there is significant competition for private payment patients.

   In addition, our health services division competes in the fragmented and highly competitive ancillary services markets. Many nursing centers are developing internal staff to provide these services, particularly in response to the implementation of PPS. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to the needs of patients and families, and the facilities in which the services are provided.

                               HOSPITAL DIVISION

   Our hospital division primarily provides long-term acute care services to medically complex patients through the operation of a national network of 57 hospitals (which includes four hospitals certified as general acute care hospitals) with 4,961 licensed beds located in 23 states as of December 31, 2001. We opened our first long-term acute care hospital in 1985 and today operate the largest network of long-term acute care hospitals in the United States based on revenues. As a result of our commitment to the long-term acute care business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver quality care in a cost-effective manner. In addition, the hospital division operates an institutional pharmacy business, which focuses on providing a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers we operate.

   In addition to our long-term acute care hospitals, the hospital division operates four hospitals licensed as general acute care hospitals. A number of the hospital division's long-term acute care hospitals also provide outpatient services. General acute care and outpatient services may include inpatient services, diagnostic services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy.

   In our hospitals, we treat medically complex patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. In particular, we have a core competency in treating patients with pulmonary disorders. Medically complex patients often are dependent on technology, such as mechanical ventilators, total parental nutrition, respiratory or cardiac monitors and dialysis machines, for continued life support. Approximately 50% of our medically complex patients are ventilator-dependent for some period of time during their hospitalization. During 2001, the average length of stay for patients in our long-term acute care hospitals was approximately 37 days. Although the hospital division's patients range in age from pediatric to geriatric, approximately 70% of these patients are over 65 years of age.

   Our hospital division patients have conditions which require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing center and their medical conditions are periodically or chronically unstable. By combining selected general acute care services with the ability to care for medically complex patients, we believe that our long-term acute care hospitals provide their patients with high quality, cost-effective care.

   Our long-term acute care hospitals employ a comprehensive program of care for their medically complex patients which draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate medically complex patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine. In our treatment programs, we emphasize individual attention to patients.

Hospital Division Strategy

   Our goal is to remain a leading operator of long-term acute care hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

   Maintaining High Quality of Care. The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources to each facility and refining our clinical initiatives. In this regard, we have taken the following measures to improve and maintain the quality of care at our hospitals:

    . Established an integrated quality assessment and improvement program, administered by a quality review manager, which encompasses utilization review, quality improvement, infection control and risk management.

    . Developed and implemented a patient classification system called CustomCare that is designed to ensure that patients receive the necessary level of care. This model allows the hospital division to monitor employee skill mix and manage labor costs.

    . Maintained a strategic outcomes program, which includes a concurrent review of all of our patient population against utilization and quality screenings, as well as quality of life outcomes data collection and patient and family satisfaction surveys.

    . Implemented a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations.

    . Committed to attracting the highest quality of professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel.

    . Incorporated the clinical advice of our chief clinical officer, medical advisory board and other physicians into our operational procedures.

   Improving Operating Efficiency. The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing operations and optimizing the skill mix of its staff based on the hospital's occupancy and the clinical needs of its patients. The initiatives we have undertaken to control our costs and improve efficiency include:

    . managing pharmacy costs through adherence to formularies and utilization management and leveraging drug costs through participation in a group purchasing organization,

    . managing labor costs by adjusting staffing to patient acuity and fluctuations in census,

    . centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance and human resources, and

    . utilizing industry-leading management information technology to aid in financial reporting as well as billing and collecting.

   Growing Through Business Development and Acquisitions. Our growth strategy is focused on the development and expansion of our services:

    . Hospital-in-Hospital. We look to partner with non-Kindred hospitals in order to operate 30 to 40 long-term acute care hospital beds within the partner hospital. Under such arrangements, we would lease space and purchase ancillary services from our partners and provide them with the option to discharge their clinically appropriate patients into our care.

    . Pulmonary Units. We seek to operate 20 to 30 bed specialty pulmonary care units within non-Kindred hospitals in attractive markets. Under such arrangements we would lease space and purchase ancillary services from our partners. We believe that such arrangements will serve as bridges to broader hospital-in-hospital opportunities and relationships within these markets. Since our reorganization, we have opened two new pulmonary units covering a total of 46 beds.

    . Free-standing Hospitals. We seek to add free-standing hospitals in certain strategic markets. We opened a new free-standing hospital in Las Vegas, Nevada which contains approximately 90 beds, in December 2001.

    . Growing Through Acquisitions. We seek growth opportunities through strategic acquisitions in selected target markets.

   Expanding Breadth of Industry Leadership. We are the leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we deliver other services in areas such as wound care, surgery, acute rehabilitation and pain management. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services.

   Increasing Higher Margin Commercial Volume. We typically receive higher reimbursement rates from commercial insurers than we do from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs case managers who focus on the patient intake and referral process.

   Improving Relationships with Referring Providers. Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers. In order to maintain these relationships, we employ case managers who are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. Case managers also are responsible for educating healthcare professionals from referral sources as to the unique nature of the services provided by our long-term acute care hospitals. Specifically, case managers train and educate the staffs of referring institutions about long-term acute care hospital services and the types of patients who could benefit from such services.

Selected Hospital Division Operating Data

   The following table sets forth certain operating data for the hospital division after reflecting the realignment of the former ancillary services business for all periods presented (dollars in thousands, except statistics):

                                             Reorganized  |
                                               Company    |         Predecessor Company
                                             ------------ | ------------------------------------
                                             Nine months  | Three months
                                                ended     |    ended     Year ended December 31,
                                             December 31, |  March 31,   -----------------------
                                                 2001     |     2001         2000        1999
                                             ------------ | ------------  ----------   --------
Hospitals:                                                |
   Revenues.................................   $822,935   |   $271,984   $1,007,947   $850,548
   Operating income.........................   $157,613   |   $ 54,778   $  205,858   $132,050
   Facilities in operation at end of period.         57   |         56           56         56
   Licensed beds at end of period...........      4,961   |      4,867        4,886      4,931
   Patient days.............................    802,425   |    273,029    1,044,663    982,301
   Revenues per patient day.................   $  1,026   |   $    996   $      965   $    866
   Average daily census.....................      2,918   |      3,034        2,854      2,691
   Occupancy %..............................       62.6   |       65.3         60.8       56.9
Pharmacy:                                                 |
   Revenues.................................   $176,105   |   $ 54,880   $  204,252   $171,493
   Operating income.........................   $ 20,831   |   $  6,176   $    7,421   $    342

   Total assets of the hospital division were $497 million and $354 million at the end of 2001 and 2000, respectively.

Sources of Hospital Revenues

   The hospital division receives payment for its hospital services from third-party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally will be more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of the hospital patient days and revenues derived from the payor sources indicated:

                                        Medicare         Medicaid     Private and Other
                                    ---------------  ---------------  ----------------
                                    Patient          Patient          Patient
Period                               Days   Revenues  Days   Revenues  Days    Revenues
------                              ------- -------- ------- -------- -------  --------
Nine months ended December 31, 2001   67%      57%     13%       9%     20%       34%
Three months ended March 31, 2001..   68       56      13       11      19        33
Year ended December 31,
   2000............................   67       55      13       10      20        35
   1999............................   68       58      12       11      20        31

   For the nine months ended December 31, 2001 and the three months ended March 31, 2001, revenues of the hospital division totaled approximately $1 billion or 42% and $327 million or 43%, respectively, of our total revenues (before eliminations). Changes caused by the Balanced Budget Act have reduced Medicare payments made to the hospital division related to incentive payments under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. See "-Governmental Regulation-Regulatory Changes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hospital Facilities

   The following table lists by state the number of hospitals and related licensed beds owned by us or leased from Ventas and other third parties as of December 31, 2001:

                                            Number of Facilities
                                  ----------------------------------------
                         Licensed Owned by Leased from  Leased from
      State                Beds      Us    Ventas (2)  Other Parties Total
      -----              -------- -------- ----------- ------------- -----
      Arizona...........    109      -          2            -         2
      California........    543      2          6            -         8
      Colorado..........     68      -          1            -         1
      Florida (1).......    536      -          6            1         7
      Georgia (1).......     72      -          -            1         1
      Illinois (1)......    545      -          4            1         5
      Indiana...........    167      -          2            1         3
      Kentucky (1)......    374      -          1            -         1
      Louisiana.........    168      -          1            -         1
      Massachusetts (1).     86      -          2            -         2
      Michigan (1)......    400      -          2            -         2
      Minnesota.........     92      -          1            -         1
      Missouri (1)......    227      -          2            -         2
      Nevada (1)........    144      1          1            -         2
      New Mexico........     61      -          1            -         1
      North Carolina (1)    124      -          1            -         1
      Oklahoma..........     59      -          1            -         1
      Pennsylvania......    115      -          2            -         2
      Tennessee (1).....     49      -          1            -         1
      Texas.............    716      2          6            2        10
      Virginia (1)......    164      -          1            -         1
      Washington (1)....     80      1          -            -         1
      Wisconsin.........     62      1          -            -         1
                          -----      -         --            -        --
         Totals.........  4,961      7         44            6        57
                          =====      =         ==            =        ==

--------
(1) These states have Certificate of Need regulations. See "-Governmental Regulation-Federal, State and Local Regulation."
(2) See "-Master Lease Agreements."

Quality Assessment and Improvement

   The hospital division maintains a strategic outcome program which includes a centralized pre-admission evaluation program and concurrent review of all of its patient population against utilization and quality screenings, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a quality review manager which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are admitted appropriately to our hospitals and that quality healthcare is provided in a cost-effective manner.

   The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations. The purposes of this internal review process are to (a) ensure ongoing compliance with industry recognized standards for hospitals, (b) assist management in analyzing each hospital's operations and (c) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

   Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Each of our hospitals offers a broad range of physician services including, pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, each of our hospitals is staffed with a multi-disciplinary team of healthcare professionals including: a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists; pharmacists; registered dietitians; and social workers.

   Substantially all of the acute and medically complex patients admitted to our hospitals are transferred from other healthcare providers. Patients are referred from general acute care hospitals, nursing centers and home care settings. Referral sources include physicians, discharge planners, case managers of managed care plans, social workers, third-party administrators, health maintenance organizations and insurance companies. The hospital division employs case managers who are primarily responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. Case managers also are responsible for educating healthcare professionals from referral sources as to the unique nature of the services provided by our long-term acute care hospitals. Specifically, case managers train and educate the staffs of referring institutions about long-term acute care hospital services and the types of patients who could benefit from such services.

   Each hospital maintains a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each patient referral. Upon admission, each patient's case is reviewed by the hospital's interdisciplinary team to determine treatment programs. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

   A hospital chief executive officer supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital also employs a chief financial officer who monitors the financial matters of each hospital, including the measurement of actual operating results compared to budgets. In addition, each hospital employs a chief operating officer to oversee the clinical operations of the hospital and a quality assurance manager to direct an integrated quality assurance program. We provide centralized services in the areas of information systems design and development, training, human resources management, reimbursement expertise, legal advice, technical accounting support and purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to spend more time on patient care.

   A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into three geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. Institutional pharmacy operations also are managed by a vice president who reports to the divisional president. The clinical issues and quality concerns of the hospital division are managed by the division's chief clinical officer. Our corporate headquarters also provides services in the areas of information systems design and development, training, human resources management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management.

Hospital Division Competition

   As of December 31, 2001, the hospitals operated by the hospital division were located in 42 geographic markets in 23 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by our hospitals. In addition, the hospital division believes that as of December 31, 2001 there were approximately 300 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar services to those provided by the hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis, and which receive funds and charitable contributions unavailable to the hospital division.

   Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the long-term acute care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the long-term acute care market with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations.

                              OUR REORGANIZATION

   As a result of decreased Medicare and Medicaid reimbursement rates introduced by the Balanced Budget Act and other issues associated with our company, we were unable to meet our then existing financial obligations, including rent payable to Ventas and debt service obligations under our then existing indebtedness. Accordingly, on September 13, 1999, we filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code. From the date of our bankruptcy filing until we emerged from bankruptcy on April 20, 2001, we operated our businesses as a "debtor-in-possession" subject to the jurisdiction of the Bankruptcy Court. On March 1, 2001, the Bankruptcy Court approved our Plan of Reorganization. See note 2 of the notes to consolidated financial statements.

   Pursuant to our Plan of Reorganization, on the Effective Date of the Plan of
Reorganization:

 . we issued to certain claimholders, including senior creditors and Ventas, in exchange for their claims:

       . an aggregate of $300 million of senior secured notes, bearing interest at the London Interbank Offered Rate (as defined in the agreement) plus 4 1/2%, which began accruing interest approximately two quarters after the Effective Date,

       .  an aggregate of 15,000,000 shares of our common stock,

       .  an aggregate of 2,000,000 Series A warrants, and

       .  an aggregate of 5,000,000 Series B warrants,

       . we entered into a new $120 million revolving credit facility to provide us with working capital and to be used for other general corporate purposes,

       . we entered into amended and restated Master Lease Agreements (as defined below) with Ventas covering 210 of the nursing centers and 44 of the hospitals that we operate,

       . we entered into a registration rights agreement with Ventas and each holder of 10% or more of our common stock following the exchange described above, providing such holders with certain shelf, demand and "piggy-back" registration rights, and

       . our then existing senior indebtedness and debt and equity securities were canceled.

   As a result of the exchange described above, the holders of certain claims acquired control of our company and the holders of our pre-reorganization common stock relinquished control.

   In addition, in connection with our emergence from bankruptcy:

       .  we changed our name to Kindred Healthcare, Inc.,

       . a new board of directors, including representatives of the principal security holders following the exchange, was appointed, and

       . effective April 1, 2001, we adopted fresh-start accounting in accordance with SOP 90-7. This has resulted in the creation of a new reporting entity for financial accounting reporting purposes and a revaluation of our assets and liabilities to reflect their estimated fair values. Because of the adoption of fresh-start accounting, amounts previously recorded in our historical financial statements have changed materially. As a result, our financial statements for periods after our emergence from bankruptcy are not comparable in all respects to our financial statements for periods prior to the reorganization.

                            MASTER LEASE AGREEMENTS

   Under our Plan of Reorganization, we assumed our original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases, which we refer to as the "Master Lease Agreements." The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements, as filed with the Securities and Exchange Commission.

Term and Renewals

   Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 7 to 12 leased properties. Each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

   At our option, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. We may further extend for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based on the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

   We may not extend the Master Lease Agreements beyond the base term or any previously exercised renewal term if, at the time we seek such extension and at the time such extension takes effect, (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default (as described below) and/or a licensed bed event of default (as described below) has occurred and is continuing with respect to three or more leased properties subject to a particular Master Lease Agreement. The base term and renewal term of each Master Lease Agreement are subject to termination upon default by us (subject to certain exceptions) and certain other conditions described in the Master Lease Agreements.

Rental Amounts and Escalators

   Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) all taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas) and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

   Under each Master Lease Agreement, the aggregate annual rent is referred to as base rent. Base rent equals the sum of current rent and accrued rent. We are obligated to pay the portion of base rent that is current rent, and unpaid accrued rent will be paid as set forth below.

   From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by us currently is $180.7 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 3 1/2% over the prior period base rent if certain revenue parameters are obtained. The Company paid rents to Ventas approximating $135.6 million for the nine months ended December 31, 2001, $45.4 million for the three months ended March 31, 2001, $181.6 million for 2000 and $191.2 million for 1999.

   Each Master Lease Agreement also provides that beginning May 1, 2004, the annual aggregate base rent payable in cash will escalate at an annual rate of 2% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 1 1/2% of the prior period base rent) which will accrete from year to year including an interest accrual at the London Interbank Offered Rate plus 4 1/2% to be added to the annual accreted amount. This interest will not be added to the aggregate base rent in subsequent years.

   The unpaid accrued rent will become payable upon the refinancing of our existing credit agreements or the termination or expiration of the applicable Master Lease Agreement.

Reset Rights

   During the one-year period commencing in July 2006, Ventas will have a one-time option to reset the base rent, current rent and accrued rent under each Master Lease Agreement to the then fair market rental of the leased properties. Upon exercising this reset right, Ventas will pay us a fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements. The determination of the fair market rental will be effectuated through the appraisal procedures in the Master Lease Agreements.

Use of the Leased Property

   The Master Lease Agreements require that we utilize the leased properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent. We are responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for the leased properties to comply with various healthcare regulations. We also are obligated to operate continuously each leased property as a provider of healthcare services.

Events of Default

   Under each Master Lease Agreement, an "Event of Default" will be deemed to occur if, among other things:

    .  we fail to pay rent or other amounts within five days after notice,

    . we fail to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

    . certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code,

    . an event of default arising from our failure to pay principal or interest on our senior secured notes or any other indebtedness exceeding $50 million,

    . the maturity of the senior secured notes or any other indebtedness exceeding $50 million is accelerated,

    . we cease to operate any leased property as a provider of healthcare services for a period of 30 days,

    . a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

    . we or our subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,

    .  we fail to maintain insurance,

    .  we create or allow to remain certain liens,

    .  we breach any material representation or warranty,

    . a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if we have voluntarily "banked" licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a "licensed bed event of default"),

    . Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a
       "Medicare/Medicaid event of default"),

    . we become subject to regulatory sanctions as determined by a final unappealable determination and fail to cure such regulatory sanctions within its specified cure period for any facility, we fail to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

    . we fail to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

Remedies for an Event of Default

   Except as noted below, upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

   (1) after not less than ten days' notice to us, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that we pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

   (2) without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

   (3) seek any and all other rights and remedies available under law or in equity.

   In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and licensed bed events of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing (a) with respect to not more than two properties at the same time under a Master Lease Agreement that covers 41 or more properties and (b) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing (a) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (b) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, or (c) with respect to three or more properties at the same time under a Master Lease Agreement that covers 41 or more properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

Assignment and Subletting

   Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities, (3) has a favorable business and operational reputation and character and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. We may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

   In addition, each Master Lease Agreement allows us to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas' consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

   Subject to certain exclusions, we must pay to Ventas 80% of any consideration received by us on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (roughly equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas' right to such payments will be subordinate to that of our lenders.

   Ventas will have the right to approve the purchaser at a foreclosure of one or more of our leasehold mortgages by our lenders. Such approval will not be unreasonably withheld so long as such purchaser is creditworthy, reputable and has four years experience in operating healthcare facilities. Any dispute regarding whether Ventas has unreasonably withheld its consent to such purchaser will be subject to expedited arbitration.

   Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right with respect to Master Lease Agreement No. 1 to create a new lease of 40 nursing centers (the "CMBS Lease") and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Lease Agreements with certain modifications requested by Ventas' lender and required to be made by us pursuant to the Master Lease Agreements. The transaction closed on December 12, 2001.

                            GOVERNMENTAL REGULATION

Medicare and Medicaid

   Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See "-Health Services Division-Sources of Nursing Center Revenues" and "-Hospital Division-Sources of Hospital Revenues."

Federal, State and Local Regulation

   In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare regulations.

   The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services. In addition, various laws including antikickback, antifraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating these antikickback amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. The U.S. Department of Health and Human Services has issued regulations that describe some of the conduct and business relationships permissible under the antikickback amendments. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

   In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to broaden significantly the scope of prohibited physician referrals under the Medicare and Medicaid programs. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We do not believe our arrangements are in violation of these prohibitions. We cannot assure you, however, that governmental officials charged with responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of such provisions.

   The Balanced Budget Act also includes a number of antifraud and abuse provisions. The Balanced Budget Act contains additional civil monetary penalties for violations of the antikickback amendments discussed above and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

   The Federal Health Insurance Portability and Accountability Act of 1996, commonly known as "HIPAA," signed into law on August 21, 1996, amended, among other things, Title XI of the U.S. Code (42 U.S.C. (S)1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations do not require healthcare providers to submit claims electronically, but require standard formatting for those that do. We currently submit our claims electronically and will continue to do so. We will be required to comply with HIPAA transaction and code set standards by October 2003.

   Final HIPAA privacy regulations were published in December 2000. These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We must comply with the privacy regulations by April 2003.

   HIPAA's security regulations have not yet been finalized. The proposed security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. We will be required to comply with the security regulations 26 months after the regulations become final.

   We are currently evaluating the impact of compliance with HIPAA regulations, but we have not completed our analysis or finalized the estimated costs of compliance. We cannot assure you that our compliance with the HIPAA regulations will not have an adverse affect on our financial position, results of operations or cash flows.

   We believe that the regulatory environment surrounding the long-term care industry has intensified, particularly for large for-profit, multi-facility providers like us. In the State of Florida, for example, a new statute requires the State to revoke, absent sufficient mitigating factors, all licenses of commonly controlled facilities even if only one facility has serious regulatory deficiencies. The federal government has imposed extensive enforcement policies, resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions can have a material adverse effect on our results of operations, liquidity and financial position. We vigorously contest such sanctions where appropriate, and in several cases have obtained injunctions preventing imposition of these regulatory sanctions. While we generally have been successful to date in contesting these sanctions, these cases involve significant legal expense and the time of management and we cannot assure you that we will be successful in the future.

   Certificates of Need and State Licensing. Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center or hospital. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate nursing centers in 23 states and hospitals in 12 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our nursing centers or hospitals, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

   We are required to obtain state licenses to operate each of our nursing centers and hospitals and to ensure their participation in government programs. Once a nursing center or hospital becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our nursing centers and hospitals have the necessary licenses.

Health Services Division

   The development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could adversely affect nursing center operations.

   Medicare and Medicaid and other Federal Regulation. The nursing centers operated and managed by the health services division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. Federal regulations affect the survey process for nursing centers and the authority of state survey agencies and the Centers for Medicare and Medicaid Services ("CMS") to impose sanctions on facilities based upon noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

   We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, the nursing centers receive statements of deficiencies from regulatory agencies. In response, the health services division implements plans of correction to address the alleged deficiencies. In most instances, the regulatory agency will accept the facility's plan of correction and place the nursing center back into compliance with regulatory requirements. In some cases or upon repeat violations, the regulatory agency may take a number of adverse actions against the nursing center. These adverse actions may include the imposition of fines, temporary suspension of admission of new patients to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center's license.

   The health services division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the antikickback amendments discussed above. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state.

   In certain circumstances, federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. In addition, some regulations provide that all nursing centers under common control or ownership within a state are subject to delicensure if any one or more of such facilities are delicensed.

Hospital Division

   Medicare and Medicaid and other Federal Regulation. The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with the various standards and requirements. Each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited if the hospital is accredited by the Joint Commission on Accreditation of Health Care Organizations. As of December 31, 2001, all of the hospitals operated by the hospital division were certified as Medicare providers and 52 of such hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital's ability to receive payments from the Medicare and Medicaid programs.

   Since 1983, Medicare has reimbursed general short-term acute care hospitals under a prospective payment system. Under the hospital prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups. The diagnosis-related group payment under the hospital prospective payment system is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each diagnosis related group, the average stay for all Medicare patients subject to the hospital prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Accordingly, the hospital prospective payment system creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term acute care hospitals are excluded from the hospital prospective payment system. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long-term acute care hospitals.

   The Social Security Amendments of 1983 excluded certain hospitals, including general long-term acute care hospitals, from the hospital prospective payment system. A general long-term acute care hospital is defined as a hospital that has an average length of stay greater than 25 days. Inpatient operating costs for general long-term acute care hospitals are reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by TEFRA. As discussed below, the Balanced Budget Act made significant changes to TEFRA's provisions.

   Prior to the Balanced Budget Act, Medicare operating costs per discharge in excess of the computed target rate were reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate. Hospitals whose operating costs were lower than the computed target rate were reimbursed their actual costs plus an incentive. For cost report periods beginning on or after October 1, 1997, the Balanced Budget Act reduced the incentive payments to an amount equal to 15% of the difference between the actual costs and the computed target rate, but not to exceed 2% of the computed target rate. Costs in excess of the computed target rate are still being reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate, but the threshold to qualify for such payments was raised from 100% to 110% of the computed target rate.

   Since the adoption of the Balanced Budget Act, a new provider will no longer receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, it will be paid the lower of its costs or 110% of the median of TEFRA's computed target rate for 1996 adjusted for inflation. During this two-year period, new providers are not eligible to receive TEFRA relief or incentive payments discussed in the previous paragraph.

   As of December 31, 2001, all of our long-term acute care hospitals were subject to TEFRA's computed target rate provisions. The reduction in TEFRA's incentive payments has had a material adverse effect on our hospital division's operating results. These reductions, which began between May 1, 1998 and September 1, 1998 with respect to our hospitals, are expected to have a material adverse impact on hospital division revenues in the future and may impact adversely our ability to develop additional free-standing, long-term acute care hospitals.

   We also operate four general acute care hospitals that are subject to the short-term acute care hospital prospective payment system and are not subject to TEFRA's computed target rate provisions.

   Medicare and Medicaid reimbursements generally are determined from annual cost reports that we file, which are subject to audit by the respective agency administering the programs. We believe that adequate provisions for loss have been recorded to reflect any adjustments that could result from audits of these cost reports.

   Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations in order to ensure efficient utilization of hospitals and services. A peer review organization may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeal. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. Peer review organization denials have not had a material adverse effect on the hospital division's operating results.

   The antikickback amendments discussed above prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under federal healthcare programs. Sanctions for violating these amendments include criminal and civil penalties and exclusion from federal healthcare programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the U.S. Department of Health and Human Services and the Office of the Inspector General specified certain safe harbors that describe conduct and business relationships permissible under the antikickback amendments. These safe harbor regulations have resulted in more aggressive enforcement of the antikickback amendments by the U.S. Department of Health and Human Services and the Office of the Inspector General.

   Section 1877 of the Social Security Act, commonly known as "Stark I," states that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions, commonly known as "Stark II," amending Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II, a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from Stark I and Stark II if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. These laws and regulations, however, are complex and the industry has the benefit of limited judicial or regulatory interpretation. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.

   The pharmacy operations within the hospital division are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the U.S. Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

   Joint Commission on Accreditation of Health Care Organizations. Hospitals receive accreditation from the Joint Commission on Accreditation of Health Care Organizations, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2001, all of the hospitals operated by the hospital division were accredited by the Joint Commission. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may purchase or lease and convert into long-term acute care hospitals. We do not believe that the failure to obtain Joint Commission accreditation at any hospital would have a material adverse effect on the hospital division's results of operations.

Regulatory Changes

   The Balanced Budget Act contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Balanced Budget Act has affected adversely the revenues in both of our operating divisions.

   The Balanced Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of our nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective July 1, 2001, the per diem rates were based solely on federal rates. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   The Balanced Budget Act also reduced payments made to our hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. The reductions in allowable costs for capital expenditures became effective October 1, 1997. The reductions in the TEFRA incentive payments and allowable costs for bad debts became effective between May 1, 1998 and September 1, 1998. The reductions in payments for services to patients transferred from a general acute care hospital became effective October 1, 1998. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop or acquire additional free-standing, long-term acute care hospitals in the future.

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, we realigned our former ancillary services division in 1999 by integrating its physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning its institutional pharmacy business to the hospital division. Our respiratory therapy and other ancillary businesses were discontinued.

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balance Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, effective until the enactment of a revised Resource Utilization Grouping payment system and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   In April 2000, CMS published a proposed rule which set forth updates to the Resource Utilization Grouping payment rates used under PPS for nursing centers. On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the Resource Utilization Grouping categories used under PPS. As a result, the 20% upward adjustment for certain higher acuity Resource Utilization Grouping categories set forth in the BBRA was automatically extended until the Resource Utilization Grouping refinements are enacted. On July 31, 2001, CMS issued another final rule which did not establish such refinements, and accordingly, the 20% adjustment will remain in place until the Resource Utilization Grouping categories are refined.

   In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each Resource Utilization Grouping category was increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the Resource Utilization Grouping payment rates through September 2002.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in our health services division are less than the cost-based reimbursement we received before the enactment of the Balanced Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by our hospitals as a result of the Balanced Budget Act. Furthermore, we cannot assure you that the increased revenues from the BBRA or BIPA will continue after September 30, 2002.

   There continues to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. Congress has directed the Secretary of the U.S. Department of Health and Human Services to develop a prospective payment system applicable specifically to long-term acute care hospitals by October 1, 2001. The new prospective payment system would be effective for cost report periods beginning on or after October 1, 2002. This payment system would not impact us until September 1, 2003. As of February 28, 2002, the Secretary had not proposed such a prospective payment system. Congress has further directed that if the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, the Secretary shall instead implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. We cannot predict the content or timing of such regulations.

   By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term acute care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

   We could be adversely affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs. We cannot assure you that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, we cannot assure you that the facilities we operate, or the provision of services and supplies by us, will meet the requirements for participation in such programs.

   We cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our results of operations, liquidity or financial position.

                         CORPORATE INTEGRITY AGREEMENT

   We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we are implementing a comprehensive internal quality improvement program and a system of internal financial controls in our nursing centers, hospitals and regional and corporate offices. We have retained sufficient flexibility under the Corporate Integrity Agreement to design and implement the agreement's requirements to enable us to focus our efforts on developing improved systems and processes for providing quality care. Our failure to comply with the material terms of the agreement could lead to suspension or exclusion from further participation in federal healthcare programs. We believe that many of the requirements of the Corporate Integrity Agreement are necessary to achieve our patient care objectives and are similar to the procedures used by other healthcare providers to comply with existing laws and regulations.

   The Corporate Integrity Agreement became effective on April 20, 2001 and applies to us and our managed entities. The Corporate Integrity Agreement also will apply to newly acquired facilities after a phase-in period of six months.

   As required by the Corporate Integrity Agreement, we have engaged the Long Term Care Institute, Inc. to monitor and evaluate our quality improvement program and report its findings to the Office of the Inspector General.

   The Corporate Integrity Agreement includes compliance requirements which obligate us to:

  . Adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues.

  . Conduct training each year for all employees to promote compliance with federal healthcare requirements. Every employee will undergo a minimum of two hours of general compliance training annually. We also will provide annually at least two hours of specific training, tailored to issues affecting employees with certain job responsibilities, as well as a minimum of two hours of training for care-giving employees focused on quality care. In addition, we will continue to operate our internal compliance hotline.

  . Put in place a comprehensive internal quality improvement program, which will include establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends on individual employee action as well as our operations. The Long Term Care Institute, Inc. has assisted in program development and will evaluate its integrity and effectiveness for the Office of the Inspector General.

  . Enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the Office of the Inspector General.

  . Notify the Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program.

  . Submit annual reports to the Inspector General demonstrating compliance with the terms of the Corporate Integrity Agreement, including the findings of our internal audit and review program. We submitted an implementation report to the Office of Inspector General in August 2001.

   The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy our breach in the time specified in the agreement, we can be excluded from participation in federal healthcare programs.

                              INFORMATION SYSTEMS

   Our information systems strategy is focused on utilizing industry-leading technology to allow us to operate efficiently and effectively under fixed reimbursement levels and increased regulatory compliance requirements. Our information systems activities are determined by the operational strategies and priorities of each of our operating divisions.

   Our integrated financial system allows for timely monthly reporting of financial results on a company-wide basis. In addition, extensive data warehouse capabilities across each operating division allows us to access sophisticated clinical and financial management information at a local, regional and corporate level, enhancing our ability to manage operational performance. In 2000, we began the installation of a new integrated human resources and payroll system in all of our hospitals and the corporate office. We will complete the implementation of this system in our nursing centers by the second quarter of 2002.

   In 2001, we implemented new education tracking and event reporting systems to support the Corporate Integrity Agreement. Our internet-based distance learning tool provides a cost-effective method to deliver timely training to employees. Company-wide access to various data through internet-based solutions has improved operating efficiencies and reduced administrative costs.

   The information systems for the health services division provide support for product line management and third-party reimbursement. The resident care system is an internally developed business application that captures patient assessment data to ensure that minimum data set assessment forms are filed accurately and timely with reimbursement sources in each state. Our clinical care management system blends clinical and financial results within our data warehouse to provide a decision support platform for delivering high quality care in an economical manner. Our quality reporting system, based on the industry-standard quality indicators used by CMS, allows each facility to monitor and manage the quality of care being delivered. An internet-based patient referral system is enhancing the health services division's relationships with hospital discharge planners by facilitating the search to locate appropriate nursing centers for patients and automating the communication of critical patient data between the discharging and admitting facilities.

   Our hospitals utilize ProTouch(TM), an internally developed electronic patient medical record system that was designed specifically for the long-term acute care environment. ProTouch(TM) is a software application that allows nurses, physicians and other clinicians to enter clinical information during the patient care delivery process and view an electronic patient chart. Various clinical indicators are passed from ProTouch(TM) to our data warehouse to allow analysis of outcomes by patient populations and ultimately develop best practices to improve patient care. A new internally developed system, CustomCare, classifies patients based on a combination of acuity and required nursing interventions, which allows us to monitor employee skill mix and manage labor costs. Our information systems also assist us in managing staffing levels and monitoring quality indicators at the facility, regional and corporate levels. As HIPAA regulations are finalized, we are enhancing all of our systems to meet the government-mandated patient data privacy and security requirements.

   Our information systems architecture provides a reliable, scalable infrastructure that is based on personal computers in the facilities connected by a wide-area network to our centralized data center in Louisville, Kentucky. Our information system network allows us to operate and centrally monitor over 8,000 distributed personal computers and 1,000 servers on a continuous basis.

                            ADDITIONAL INFORMATION

Employees

   As of December 31, 2001, we had approximately 39,500 full-time and 13,300 part-time and per diem employees. We had approximately 3,000 unionized employees under 27 collective bargaining agreements as of December 31, 2001.

   The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, certified nurse assistants, nurse's aides and other important providers of healthcare. As a result, we are experiencing challenges in retaining qualified staff due to this high demand. Our hospitals are particularly dependent on nurses for patient care. The difficulty our nursing centers and hospitals are experiencing in having and retaining qualified personnel has increased our average wage rate and forced us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

Professional Liability Insurance

   Our healthcare operations are primarily insured for professional liability risks by our wholly owned, limited purpose insurance subsidiary, Cornerstone Insurance Company. Cornerstone insures initial losses up to specified coverage levels per occurrence and in the aggregate. Coverages for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, Cornerstone insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers.

   We believe that our insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional liability insurance coverage.

                             CAUTIONARY STATEMENTS

   Certain statements made in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as "anticipate," "approximate," "believe," "plan," "estimate," "expect," "project," "could," "should," "will," "intend," "may" and other similar expressions, are forward-looking statements. Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the Securities and Exchange Commission. Factors that may affect our plans or results include, without limitation:

  . our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

  .  our ability to meet our rental and debt services obligations,

  . adverse developments with respect to our liquidity or results of operations,

  . our ability to attract and retain key executives and other healthcare personnel,

  . increased operating costs due to shortages in qualified nurses and other healthcare personnel,

  . the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

  . changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs and the new prospective payment system for long-term acute care hospitals,

  . national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

  . our ability to control costs, including labor costs, in response to the prospective payment system, implementation of the Corporate Integrity Agreement and other regulatory actions,

  .  our ability to comply with the terms of our Corporate Integrity Agreement,

  . the effect of a restatement of our previously issued consolidated financial statements, and

  . the increase in costs of defending and insuring against alleged patient care liability claims.

   Many of these factors are beyond our control. We caution you that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our revenues and operating margins.

   We depend on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2001, we derived approximately 71% of our total revenues from the Medicare and Medicaid programs and approximately 29% from private third-party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

   The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. The Balanced Budget Act, which established a plan to balance the federal budget by fiscal year 2002, contained extensive changes to the Medicare and Medicaid programs intended to reduce significantly the projected amount of increase in payments under those programs. The Balanced Budget Act, among other things:

  . substantially reduced Medicare reimbursement payments to our nursing centers by establishing a prospective payment system covering substantially all services provided to Medicare patients, including ancillary services such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals,

  . reduced payments made to our hospitals by reducing the TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital, and

  . repealed the federal payment standard for Medicaid reimbursement levels often referred to as the "Boren Amendment" for hospitals and nursing centers.

   Congress has directed the Secretary of the U.S. Department of Health and Human Services to develop a prospective payment system applicable specifically to long-term acute care hospitals by October 1, 2001. The new prospective payment system would be effective for cost report periods beginning on or after October 1, 2002. This payment system would not impact us until September 1, 2003. As of February 28, 2002, the Secretary had not proposed such a prospective payment system. Congress has further directed that if the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, the Secretary shall instead implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. We cannot predict the content or timing of such regulations.

   There continues to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. In some cases, states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance.

   In addition, private third-party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

   We could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement we receive for healthcare services. We cannot assure you that reimbursement payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. Future changes in the reimbursement rates or methods of third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. See "Business-Governmental Regulation."

Our failure to pay rent, or Ventas' exercise of its right to reset the annual aggregate minimum rent, under the Master Lease Agreements could materially adversely affect our liquidity, financial condition and results of operations.

   We currently lease 210 of our 305 nursing centers and 44 of our 57 hospitals from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with a material provision of any of our Master Lease Agreements with Ventas would result in an "Event of Default" under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our business.

   In addition, the Master Lease Agreements provide Ventas with a one-time option, that may be exercised by Ventas within one year from July 2006, to reset the annual aggregate minimum rent under one or more of the Master Lease Agreements to the then current fair market rental of the relevant leased properties in exchange for a payment to us. Accordingly, if the operations or value of our leased properties improve, the relevant fair market rental likewise may increase over the current rental if the option is exercised. If Ventas were to exercise this option, the potential increase in our annual aggregate minimum rent payments could be so substantial as to have a material adverse effect on our financial condition and results of operations. See "Business-Master Lease Agreements."

We have limited operational flexibility since we lease substantially all of our facilities.

   We lease substantially all of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages. Given these restrictions, we may be forced to continue operating non-profitable facilities to avoid defaults under our leases. See "Business-Master Lease Agreements."

We could experience significant increases to our operating costs due to shortages in qualified nurses and other healthcare professionals.

   The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse's assistants, nurse's aides and other important providers of healthcare. Our hospitals are particularly dependent on nurses for patient care. Salaries, wages and benefits were approximately 57% of our revenues for the year ended December 31, 2001. The difficulty our nursing centers and hospitals are experiencing in hiring and retaining qualified personnel has increased our average wage rate and forced us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

   We operate 18 nursing centers in the State of Florida. The State of Florida recently enacted legislation establishing certain minimum staffing requirements for nursing centers operating in that state. Beginning January 1, 2002, each Florida nursing center must satisfy certain minimum hours of direct care per resident per day by both licensed nurses and certified nursing assistants and certain minimum staff/patient ratios for both licensed nurses and certified nurse assistants. The implementation of these staffing requirements in Florida is not contingent upon any additional appropriation of state funds in any budget act or other statute. Other states in which we operate nursing centers and hospitals also may establish minimum staffing requirements in the future. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain the qualified nurses, certified nurse assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be adversely affected.

We may not be able to meet our substantial rent and debt service requirements.

   A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as interest on our outstanding indebtedness of $213 million at December 31, 2001. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Our high degree of leverage and related financial covenants:

  . require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

  .  require us to pledge as collateral substantially all of our assets, and

  . require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility.

   These provisions:

  . could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

  . could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

  . increase our vulnerability to a downturn in general economic conditions or in our business.

Significant legal actions, particularly in the State of Florida, could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our liquidity, financial condition and results of operations.

   We have experienced substantial increases in both the number and size of patient care liability claims in recent years. In addition to large compensatory claims, plaintiffs' attorneys increasingly are seeking significant punitive damages and attorney's fees. As a result, general and professional liability costs have become increasingly expensive and unpredictable.

   We operate 18 nursing centers and seven hospitals in the State of Florida. In Florida, general liability and professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. Many insurance companies are exiting the State of Florida or severely restricting their underwriting of long-term care general liability insurance in that state. Insurers have decided that they cannot provide coverage when faced with the magnitude of losses and the explosive growth of claims in that state. Accordingly, our overall general liability costs per bed in Florida are substantially higher than other states and continue to escalate. The Florida legislature recently has enacted certain tort reforms relating to professional liability claims. We are currently unable to determine what impact, if any, this legislation may have on our claims experience in Florida.

   We insure our professional liability risks primarily through a wholly owned, limited purpose insurance subsidiary. The limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. Coverages for losses in excess of those levels are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, the limited purpose insurance subsidiary insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. We maintain general liability insurance and professional malpractice liability insurance in amounts and with deductibles that management believes are sufficient for our operations. However, our insurance coverage might not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages, we may be exposed to substantial liabilities. We also are subject to lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

   In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee healthcare regulations.

   The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services. See "Business-Governmental Regulation." In particular, various laws including, antikickback, antifraud and abuse amendments codified under the Social Security Act, prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the antikickback, antifraud and abuse amendments under the Social Security Act include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.

   In addition, the Social Security Act broadly defines the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

   We believe that the regulatory environment surrounding the long-term care industry has intensified, particularly for large for-profit, multi-facility providers like us. In the State of Florida, for example, a new statute requires the State to revoke, absent sufficient mitigating factors, all licenses of commonly controlled facilities even if only one facility has serious regulatory deficiencies. The federal government has imposed intensive enforcement policies resulting in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses for a number of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our credit agreements.

   We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework and sanctions from various enforcement actions could have a material adverse effect on our liquidity, financial condition and results of operations.

If we fail to attract patients and residents and compete effectively with other healthcare providers, our revenues and profitability may decline.

   The long-term healthcare services industry is highly competitive. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors' facilities are located in newer buildings and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our hospitals face competition from general acute care hospitals and long-term hospitals that provide services comparable to those offered by our hospitals. Many competing general acute care hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities.

   The long-term industry is divided into a variety of competitive areas that market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff and physicians; the quality and comprehensiveness of our treatment programs; charges for services; and the physical appearance, location and condition of our facilities. We also compete with other companies in providing rehabilitation therapy services and institutional pharmacy services. Many of these competing companies have greater financial and other resources than we have. We cannot assure you that increased competition in the future will not adversely affect our financial condition and results of operations.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

   We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. On April 20, 2001, our Corporate Integrity Agreement became effective. Under the Corporate Integrity Agreement, we must implement a comprehensive internal quality improvement program and a system of internal financial controls in our nursing centers, hospitals and regional and corporate offices. We also are subject to extensive reporting requirements under the Corporate Integrity Agreement pursuant to which we must inform the Office of the Inspector General of the U.S. Department of Health and Human Services of (1) the findings of our internal audit and review program, (2) any investigations or legal proceedings brought or conducted by any governmental entity involving an allegation that we have committed any crime or engaged in any fraudulent activity, (3) any billing, reporting or other practices or policies that have resulted in our receipt of any substantial overpayment under any federal healthcare program and the corresponding corrective plan that we have implemented, (4) certain "material deficiencies" as defined in the Corporate Integrity Agreement, and (5) other compliance-related matters addressed in the Corporate Integrity Agreement. The Corporate Integrity Agreement will be effective for five years. A breach of the Corporate Integrity Agreement could subject us to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial condition and results of operations. See "Business-Corporate Integrity Agreement."

Financial information related to our post-emergence operations is limited.

   Since we emerged from bankruptcy on April 20, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows based on the terms of our Plan of Reorganization. As a result of fresh-start accounting, you also will be unable to compare information reflecting our results of operations and financial condition after our emergence to prior periods.

Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

   As part of our growth strategy, we intend to selectively pursue acquisitions of nursing centers, long-term acute care hospitals, pharmacies and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

  . difficulties integrating acquired operations, personnel and information systems,

  .  diversion of management's time from existing operations,

  .  potential loss of key employees or customers of acquired companies, and

  . assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

   We cannot assure you that we will succeed in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

Item 2.  Properties

   For information concerning the nursing centers and hospitals operated by us, see "Business-Health Services Division-Nursing Center Facilities," "Business-Hospital Division-Hospital Facilities," and "Business-Master Lease Agreements." We believe that our facilities are adequate for our future needs in such locations.

   In December 1998, we purchased an approximately 287,000 square foot building located in Louisville, Kentucky as our corporate headquarters to consolidate corporate employees from several locations.

   We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future which we cannot now predict.

Item 3.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   Our subsidiary, formerly named TheraTx, Incorporated, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Securities and Exchange Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. We and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court. We are defending the action vigorously.

   On August 13, 2001, we and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint seeks to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also seeks an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above related litigation pending in the Northern District of Georgia.

   We are pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of our hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. We have filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to us and most of which have been appealed. We intend to continue to pursue these claims vigorously.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of our predecessor against us and Ventas and certain of our and Ventas' current and former executive officers and directors and those of Ventas. The complaint alleges that we, Ventas and certain of our and Ventas' current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which is subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of us and Ventas against certain current and former executive officers and directors of ours and Ventas. The complaint alleges that the defendants damaged us and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging our reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that we and Ventas have an effective remedy. We believe that the allegations in the complaint are without merit and intend to defend this action vigorously.

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of the Transitional common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Securities Exchange Act of 1934, and common law principles of negligent misrepresentation, and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted our motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied our motion to dismiss the Section 14(e) and Section 20(a) claims, after which we filed a motion for reconsideration. On March 23, 1999, the court granted our motion to dismiss all remaining claims and the case was dismissed. The plaintiff appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On February 7, 2002, the Ninth Circuit affirmed the district court's dismissal of the case.

   In connection with our Plan of Reorganization, we, Ventas and the U.S. Department of Justice, acting on behalf of itself, the U.S. Department of Health and Human Services' Office of Inspector General and CMS, entered into a government settlement, which resolved all known claims arising out of all known investigations being made by the Department of Justice and the Office of Inspector General including certain pending qui tam, or whistleblower, actions. Under the government settlement, the government was required to move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of us and our subsidiaries, Ventas and any current or former officers, directors and employees of either entity. The last pending case, United States, et al., ex rel. Phillips-Minks, et al., v. Transitional Corp., et al., was dismissed as to our defendants by the United States District Court for the Southern District of California on December 21, 2001. All pending qui tam actions covered by the government settlement have now been dismissed as against these defendants.

   In connection with our Spin-off from Ventas, liabilities arising from various legal proceedings and other actions were assumed by us and we agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by us also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with our indemnification obligation, we assumed the defense of various legal proceedings and other actions. Under our Plan of Reorganization, we agreed to continue to fulfill our indemnification obligations arising from the Spin-off.

   We are a party to certain legal actions and regulatory investigations arising in the normal course of our business. We are unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other regulatory agencies will not initiate additional investigations related to our businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on our results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of our management and may have a disruptive effect upon our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not Applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages (as of January 1, 2002) and present and past positions of the persons who are the current executive officers of Kindred:

Name                        Age                      Position
----                        ---                      --------
Edward L. Kuntz............ 56  Chairman of the Board and Chief Executive Officer
Paul J. Diaz............... 40  President and Chief Operating Officer
Richard A. Lechleiter...... 43  Senior Vice President, Chief Financial Officer and
                                Treasurer
Frank J. Battafarano....... 51  President, Hospital Division
Donald D. Finney........... 54  President, Health Services Division
Richard E. Chapman......... 53  Chief Administrative and Information Officer and
                                Senior Vice President
James H. Gillenwater, Jr... 44  Senior Vice President, Planning and Development
M. Suzanne Riedman......... 50  Senior Vice President and General Counsel
William M. Altman.......... 42  Vice President of Compliance and Government
                                Programs

   Edward L. Kuntz has served as our Chairman of the Board and Chief Executive Officer since January 1999. He also served as President until January 2002. He served as our President, Chief Operating Officer and director from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel and later as Executive Vice President of ARA Living Centers until the formation of Living Centers of America, Inc. in 1992.

   Paul J. Diaz has served as our President and Chief Operating Officer since January 2002. From 1996 to July 1998, he served in various executive capacities with Mariner Health Group, Inc. ("Mariner Health"), most recently as Executive Vice President and Chief Operating Officer. Prior to joining Mariner Health, Mr. Diaz was Chief Executive Officer of Allegis Health Services, Inc. where he also previously served as Chief Financial Officer and General Counsel. Since leaving Mariner Health, he has served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings and as Chairman and Chief Executive Officer of Capella Senior Living, LLC.

   Richard A. Lechleiter, a certified public accountant, has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 25, 2002. He served as Vice President, Finance and Corporate Controller from April 1998 to February 2002 and also has served as Treasurer since July 1998. Mr. Lechleiter served as Vice President, Finance and Corporate Controller of our predecessor from November 1995 to April 1998. From June 1995 to November 1995, he was Director of Finance for our predecessor. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.

   Frank J. Battafarano has served as our President, Hospital Division since November 1998. He served as our Vice President of Operations from April 1998 to November 1998. He held the same position with our predecessor from February 1998 to April 1998. From May 1996 to January 1998, Mr. Battafarano served as Senior Vice President of the central regional office of our predecessor. From January 1992 to April 1996, he served as an executive director and hospital administrator for our predecessor.

   Donald D. Finney has served as our President, Health Services Division since January 1999. During 1998, Mr. Finney was Chief Executive Officer of HCMF Corporation, a privately held post-acute and assisted living provider. From January 1997 to December 1997, he served as Chief Operating Officer of Summerville

Healthcare Group, Inc., an operator of assisted living facilities. He served as President of the Facilities Division of GranCare, Inc. from July 1995 to January 1997. From October 1990 to July 1995, Mr. Finney served as Chief Operating Officer of Evergreen Healthcare, Inc., an operator of long-term care and assisted living facilities.

   Richard E. Chapman has served as our Chief Administrative and Information Officer and Senior Vice President since January 2001. From April 1998 to January 2001, he served as our Senior Vice President and Chief Information Officer. Mr. Chapman served as Senior Vice President and Chief Information Officer of our predecessor from October 1997 to April 1998. From March 1993 to October 1997, he was Senior Vice President of Information Systems of Columbia/HCA Healthcare Corp., Vice President of Galen Health Care, Inc. from March 1993 to August 1993, and Vice President of Humana Inc. from September 1988 to February 1993.

   James H. Gillenwater, Jr. has served as our Senior Vice President, Planning and Development since April 1998. Mr. Gillenwater served as Senior Vice President, Planning and Development of our predecessor from December 1996 to April 1998. From November 1995 through December 1996, he served as Vice President, Planning and Development of our predecessor and was Director of Planning and Development from 1989 to November 1995.

   M. Suzanne Riedman, an attorney, has served as our Senior Vice President and General Counsel since August 1999. She served as our Vice President and Associate General Counsel from April 1998 to August 1999. Ms. Riedman held the same positions with our predecessor from January 1997 to April 1998. She joined our predecessor as counsel in September 1995 and became Associate General Counsel in January 1996. Ms. Riedman served as counsel to another large long-term healthcare provider in various capacities from 1990 to 1995. Prior to that time, Ms. Riedman was in the private practice of law for 11 years.

   William M. Altman, an attorney, has served as our Vice President of Compliance and Government Programs since October 1999. He served as Operations Counsel in our law department from May 1998 to September 1999. He held the same position with our predecessor from June 1996 through April 1998. Prior to joining our predecessor, Mr. Altman was in the private practice of law for ten years and held other consulting and government positions in healthcare.

   As noted above, Mr. Diaz served as Executive Vice President and Chief Operating Officer of Mariner Health until July 1998. On July 31, 1998, Paragon Health Network, Inc., the predecessor to Mariner Post-Acute Networks, Inc. ("Mariner Post-Acute") acquired Mariner Health. On January 18, 2000, Mariner Post-Acute and substantially all of its subsidiaries, including Mariner Health, filed voluntary petitions under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                         MARKET PRICE FOR COMMON STOCK
                             AND DIVIDEND HISTORY

   Our common stock commenced trading on the OTC Bulletin Board on April 26, 2001 under the symbol "KIND." Our common stock was initially issued on April 20, 2001 in connection with our Plan of Reorganization. Between April 20, 2001 and April 26, 2001, there was no public market for our common stock. Since November 8, 2001, our common stock has been quoted on the NASDAQ National Market under the symbol "KIND." The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported by the OTC Bulletin Board and the NASDAQ, as applicable, during 2001. No cash dividends have been paid on the common stock during such periods.

                                                    Sales Price of
                                                     Common Stock
                                                    --------------
                                                     High    Low
                                                    ------  ------
              2001
              ----
              Second Quarter (since April 26, 2001) $51.00  $22.25
              Third Quarter........................ $67.90  $46.00
              Fourth Quarter....................... $59.50  $45.89

   Our debt instruments contain covenants that restrict, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our board of directors.

   The prices noted above represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

   As of January 31, 2002, there were approximately 600 holders of record of our common stock.

Item 6.  Selected Financial Data

                           KINDRED HEALTHCARE, INC.
                            SELECTED FINANCIAL DATA
          (In thousands, except for per share amounts and statistics)

                                        Reorganized |
                                          Company   |                      Predecessor Company
                                        ------------|--------------------------------------------------------------
                                            Nine    |  Three
                                           months   | months
                                           ended    |  ended                   Year ended December 31,
                                        December 31,|March 31,   --------------------------------------------------
                                            2001    |  2001         2000         1999         1998         1997
                                        ------------|----------  -----------  -----------  -----------  -----------
Statement of Operations Data:                       |
Revenues...............................  $2,329,019 |$  752,409  $ 2,888,542  $ 2,665,641  $ 2,999,739  $ 3,116,004
                                         ---------- |----------  -----------  -----------  -----------  -----------
Salaries, wage and benefits............   1,316,581 |   427,649    1,623,955    1,566,227    1,753,023    1,788,053
Supplies...............................     295,598 |    94,319      374,540      347,789      340,053      347,127
Rent...................................     195,284 |    76,995      307,809      305,120      234,144       89,474
Other operating expenses...............     375,090 |   126,701      503,770      964,413      947,889      446,340
Depreciation and amortization..........      50,219 |    18,645       73,545       93,196      124,617      123,865
Interest expense.......................      21,740 |    14,000       60,431       80,442      107,008      102,736
Investment income......................      (9,285)|    (1,919)      (5,393)      (5,188)      (4,688)      (6,057)
                                         ---------- |----------  -----------  -----------  -----------  -----------
                                          2,245,227 |   756,390    2,938,657    3,351,999    3,502,046    2,891,538
                                         ---------- |----------  -----------  -----------  -----------  -----------
Income (loss) before reorganization                 |
 items and income taxes................      83,792 |    (3,981)     (50,115)    (686,358)    (502,307)     224,466
Reorganization items...................           - |   (53,666)      12,636       18,606            -            -
                                         ---------- |----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes......      83,792 |    49,685      (62,751)    (704,964)    (502,307)     224,466
Provision for income taxes.............      36,450 |       500        2,000          500       76,099       89,338
                                         ---------- |----------  -----------  -----------  -----------  -----------
Income (loss) from operations..........      47,342 |    49,185      (64,751)    (705,464)    (578,406)     135,128
Extraordinary gain (loss) on                        |
 extinguishment of debt, net of income              |
 taxes.................................       4,313 |   422,791            -            -      (77,937)      (4,195)
Cumulative effect of change in                      |
 accounting for start-up costs.........           - |         -            -       (8,923)           -            -
                                         ---------- |----------  -----------  -----------  -----------  -----------
    Net income (loss)..................  $   51,655 |$  471,976  $   (64,751) $  (714,387) $  (656,343) $   130,933
                                         ========== |==========  ===========  ===========  ===========  ===========
Earnings (loss) per common share:                   |
Basic:                                              |
 Income (loss) from operations.........  $     3.05 |$     0.69  $     (0.94) $    (10.03) $     (8.47) $      1.96
 Extraordinary gain (loss) on                       |
   extinguishment of debt..............        0.28 |      6.02            -            -        (1.14)       (0.06)
 Cumulative effect of change in                     |
   accounting for start-up costs.......           - |         -            -        (0.13)           -            -
                                         ---------- |----------  -----------  -----------  -----------  -----------
    Net income (loss)..................  $     3.33 |$     6.71  $     (0.94) $    (10.16) $     (9.61) $      1.90
                                         ========== |==========  ===========  ===========  ===========  ===========
Diluted:                                            |
 Income (loss) from operations.........  $     2.59 |$     0.69  $     (0.94) $    (10.03) $     (8.47) $      1.92
 Extraordinary gain (loss) on                       |
   extinguishment of debt..............        0.24 |      5.90            -            -        (1.14)       (0.06)
 Cumulative effect of change in                     |
   accounting for start-up costs.......           - |         -            -        (0.13)           -            -
                                         ---------- |----------  -----------  -----------  -----------  -----------
    Net income (loss)..................  $     2.83 |$     6.59  $     (0.94) $    (10.16) $     (9.61) $      1.86
                                         ========== |==========  ===========  ===========  ===========  ===========
Shares used in computing earnings                   |
 (loss) per common share:                           |
 Basic.................................      15,505 |    70,261       70,229       70,406       68,343       68,938
 Diluted...............................      18,258 |    71,656       70,229       70,406       68,343       70,359
                                                    |
Financial Position:                                 |
Working capital (deficit)..............  $  316,847 |$  286,037  $   267,161  $   195,011  $  (682,569) $   431,113
Assets.................................   1,508,874 | 1,330,022    1,334,414    1,235,974    1,774,372    3,334,739
Long-term debt.........................     212,269 |         -            -            -        6,600    1,919,624
Long-term debt in default classified as             |
 current...............................           - |         -            -            -      760,885            -
Liabilities subject to compromise......           - | 1,278,223    1,260,373    1,159,417            -            -
Stockholders' equity (deficit).........     590,481 |  (480,930)    (471,734)    (406,022)     307,747      905,350
                                                    |
Operating Data:                                     |
Number of nursing centers:                          |
 Owned or leased.......................         282 |       278          278          282          278          296
 Managed...............................          23 |        35           34           13           13           13
Number of nursing center licensed beds:             |
 Owned or leased.......................      36,926 |    36,469       36,466       36,912       36,701       38,694
 Managed...............................       2,367 |     3,861        3,723        1,661        1,661        1,689
Number of nursing center patient days               |
 (a)...................................   8,583,270 | 2,804,982   11,580,295   11,656,439   11,939,266   12,622,238
Nursing center occupancy % (a).........        84.9 |      85.2         86.1         86.8         87.3         90.5
Number of hospitals....................          57 |        56           56           56           57           60
Number of hospital licensed beds.......       4,961 |     4,867        4,886        4,931        4,979        5,273
Number of hospital patient days........     802,425 |   273,029    1,044,663      982,301      947,488      767,810
Hospital occupancy %...................        62.6 |      65.3         60.8         56.9         54.0         52.9

-------
(a) Excludes managed facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements included in this report.

Overview

   We provide long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2001, our health services division operated 305 nursing centers with 39,293 licensed beds in 32 states and a rehabilitation therapy business. Our hospital division operated 57 hospitals with 4,961 licensed beds in 23 states and an institutional pharmacy business.

   On May 1, 1998, Ventas completed the Spin-off through the distribution of our former common stock to its stockholders. Ventas retained ownership of substantially all of its real property and leases this real property to us under the Master Lease Agreements. In anticipation of the Spin-off, we were incorporated on March 27, 1998. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off.

   From September 13, 1999 until April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On April 20, 2001, the Plan of Reorganization became effective and we emerged from bankruptcy with our current capital structure and amended Master Lease Agreements with Ventas. In connection with our emergence from bankruptcy, we changed our name to Kindred Healthcare, Inc.

Regulatory Changes

   The Balanced Budget Act contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Balanced Budget Act has affected adversely the revenues in each of our operating divisions.

   The Balanced Budget Act established PPS for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of our nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective July 1, 2001, the per diem rates were based solely on federal rates. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   The Balanced Budget Act also reduced payments made to our hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop or acquire additional free-standing, long-term acute care hospitals in the future.

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, we realigned our former ancillary services division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. Our respiratory therapy and other ancillary businesses were discontinued.

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the BBRA was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, effective until the enactment of a revised Resource Utilization Grouping payment system and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   In April 2000, CMS published a proposed rule which set forth updates to the Resource Utilization Grouping payment rates used under PPS for nursing centers. On July 31, 2000, CMS issued a final rule that indefinitely postponed any refinements to the Resource Utilization Grouping categories used under PPS. As a result, the 20% upward adjustment for certain higher acuity Resource Utilization Grouping categories set forth in the BBRA was automatically extended until the Resource Utilization Grouping refinements are enacted. On July 31, 2001, CMS issued another final rule which did not establish such refinements, and accordingly, the 20% adjustment will remain in place until the Resource Utilization Grouping categories are refined.

   In December 2000, BIPA was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each Resource Utilization Grouping category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the Resource Utilization Grouping payment rates through September 2002.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   Despite the recent legislation and regulatory actions discussed above, Medicare revenues recorded under PPS in our health services division are less than the cost-based reimbursement we received before the enactment of the Balanced Budget Act. In addition, the recent legislation did not impact materially the reductions in Medicare revenues received by our hospitals as a result of the Balanced Budget Act. Furthermore, we cannot assure you that the increased revenues from the BBRA and BIPA will continue after September 30, 2002.

   There continues to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. Congress has directed the Secretary of the U.S. Department of Health and Human Services to develop a prospective payment system applicable specifically to long-term acute care hospitals by October 1, 2001. The new prospective payment system would be effective for cost report periods beginning on or after October 1, 2002. This payment system would not impact us until September 1, 2003. As of February 28, 2002, the Secretary had not proposed such a prospective payment system. Congress has further directed that if the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, the Secretary shall instead implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. We cannot predict the content or timing of such regulations.

   By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term acute care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the hospital division also are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

   We could be affected adversely by the continuing efforts of governmental and private third-party payors to contain healthcare costs. We cannot assure you that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, we cannot assure you that the facilities we operate, or the provision of services and supplies by us, will meet the requirements for participation in such programs.

   We cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our results of operations, liquidity or financial position.

Basis of Presentation

   Since filing for protection under the Bankruptcy Code on September 13, 1999, we had operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements were prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data to signify the difference in the basis of preparation of the financial statements for each respective entity. See note 3 of the notes to consolidated financial statements.

   While the adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in our consolidated financial statements, we believe that our business segment operating income prior to April 1, 2001 is generally comparable to our business segment operating income after April 1, 2001. However, our capital costs (rent, interest, depreciation and amortization) prior to April 1, 2001 that were based on pre-petition contractual agreements and historical costs are not comparable to those capital costs recorded after April 1, 2001. In addition, our reported financial position and cash flows for periods prior to April 1, 2001 generally are not comparable to those for periods thereafter.

   In connection with the implementation of fresh-start accounting, we recorded an extraordinary gain of $422.8 million from the restructuring of our debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of our assets and liabilities as of April 1, 2001. For accounting purposes, these transactions have been reflected in our operating results for the three months ended March 31, 2001.

Critical Accounting Policies

   Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

   We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

   We have agreements with third-party payors that provide for payments to our hospitals and nursing centers. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements. See note 7 of the notes to consolidated financial statements for a discussion of significant changes in estimates for certain third-party reimbursements recorded in the fourth quarter of 1999.

   A summary of revenues by payor type follows (in thousands):

                        Reorganized |
                          Company   |        Predecessor Company
                        ------------|-----------------------------------
                        Nine months |Three months
                           ended    |   ended     Year ended December 31,
                        December 31,| March 31,   ----------------------
                            2001    |    2001        2000        1999
                        ------------|------------ ----------  ----------
      Medicare.........  $  901,505 |  $288,390   $1,050,758  $  918,395
      Medicaid.........     799,428 |   233,160      925,356     902,032
      Private and other     673,794 |   245,532      969,557     906,849
                         ---------- |  --------   ----------  ----------
                          2,374,727 |   767,082    2,945,671   2,727,276
      Elimination......     (45,708)|   (14,673)     (57,129)    (61,635)
                         ---------- |  --------   ----------  ----------
                         $2,329,019 |  $752,409   $2,888,542  $2,665,641
                         ========== |  ========   ==========  ==========

Collectibility of accounts receivable

   Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

   In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

   The provision for doubtful accounts totaled $16.3 million for the nine months ended December 31, 2001, $6.3 million for the three months ended March 31, 2001, $28.9 million for 2000 and $114.6 million for 1999. See note 7 of the notes to consolidated financial statements for a discussion of significant provisions for doubtful accounts recorded in the fourth quarter of 1999.

Allowances for insurance risks

   We insure a substantial portion of our professional liability risks and, beginning in 2001, workers compensation through a wholly owned, limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates. The allowance for professional liability risks includes an amount determined from reported claims and an amount, based on past experiences, for losses incurred but not reported. These liabilities are necessarily based on estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are continually reviewed and any adjustments are currently reflected in earnings.

   The provision for self-insured professional liability risks aggregated $49.2 million for the nine months ended December 31, 2001, $12.0 million for the three months ended March 31, 2001, $47.2 million for 2000 and $61.3 million for 1999. The provision for self-insured workers compensation risks was $21.0 million for the nine months ended December 31, 2001 and $8.0 million for the three months ended March 31, 2001. The cost of workers compensation insurance totaled $27.3 million for 2000 and $24.3 million for 1999. See note 7 of the notes to consolidated financial statements for a description of significant changes in estimates for professional liability risks recorded in the fourth quarter of 1999.

  Accounting for income taxes

   The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

   We have limited operating experience as a restructured organization. Furthermore, there are significant uncertainties with respect to future Medicare payments to both our nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets related to net operating and capital loss carryforwards only to the extent they are anticipated to be recognized through 2002. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. Net deferred tax assets totaled $32.3 million at December 31, 2001.

   If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realized by us, the reorganization intangible recorded in connection with fresh-start accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value.

  Valuation of long-lived assets and reorganization value in excess of amounts allocable to identifiable assets

   We regularly review the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows, the carrying values of these assets are reduced to fair value.

   Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start accounting. In connection with the June 2001 issuance of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we will cease to amortize reorganization value in excess of amounts allocable to identifiable assets beginning on January 1, 2002. In lieu of amortization, we are required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2002. We do not currently expect to record an impairment loss upon completion of the transitional impairment test. After the transitional impairment test, the reorganization value and any additional goodwill amounts must be tested annually for impairment using a fair-value based approach.

Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminates the APB 30 requirements that discontinued operations be measured at net realizable value, and that future operating losses be included under "discontinued operations" in the financial statements. This new pronouncement will become effective for us beginning on January 1, 2002.

   In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

   As previously discussed, the FASB issued SFAS 142, which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to excess reorganization value recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 will become effective for us beginning on January 1, 2002. Upon adoption, we will be required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2002. Any impairment loss recorded as a result of the transitional impairment test will be treated as a change in accounting principle. The adoption of SFAS 142 is not expected to result in an impairment to the excess reorganization value recorded in the balance sheet at December 31, 2001. In addition, amortization expense for 2002 will be reduced by approximately $6 million.

   Effective January 1, 2001, we adopted SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. We were previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on our financial position or results of operations.

   Effective January 1, 1999, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which requires us to expense start-up costs, including organizational costs, as incurred. In accordance with the provisions of SOP 98-5, we wrote off $8.9 million of such unamortized costs as a cumulative effect of a change in accounting principle in the first quarter of 1999.

   In the first quarter of 1999, we adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

   Since our adoption of fresh-start accounting did not have a material effect on the comparability of our segment operating income, we have combined the respective operating results of the Reorganized Company and the Predecessor Company for fiscal 2001 and compared these results to the historical operating results of the Predecessor Company for fiscal 2000 and 1999.

   A summary of our operating data follows (dollars in thousands):

                                   Reorganized   | Predecessor
                                     Company     |   Company      Combined     Predecessor Company
                                -----------------|-------------- ----------  ----------------------
                                   Nine months   | Three months        Year ended December 31,
                                      ended      |    ended      ----------------------------------
                                December 31, 2001|March 31, 2001    2001        2000        1999
                                -----------------|-------------- ----------  ----------  ----------
Revenues:                                        |
Health services division:                        |
 Nursing centers...............    $1,348,236    |   $429,523    $1,777,759  $1,675,627  $1,594,244
 Rehabilitation services.......        27,451    |     10,695        38,146     135,036     195,731
 Other ancillary services......             -    |          -             -           -      43,527
 Elimination...................             -    |          -             -     (77,191)   (128,267)
                                   ----------    |   --------    ----------  ----------  ----------
                                    1,375,687    |    440,218     1,815,905   1,733,472   1,705,235
Hospital division:                               |
 Hospitals.....................       822,935    |    271,984     1,094,919   1,007,947     850,548
 Pharmacy......................       176,105    |     54,880       230,985     204,252     171,493
                                   ----------    |   --------    ----------  ----------  ----------
                                      999,040    |    326,864     1,325,904   1,212,199   1,022,041
                                   ----------    |   --------    ----------  ----------  ----------
                                    2,374,727    |    767,082     3,141,809   2,945,671   2,727,276
Elimination of pharmacy charges                  |
  to our nursing centers.......       (45,708)   |    (14,673)      (60,381)    (57,129)    (61,635)
                                   ----------    |   --------    ----------  ----------  ----------
                                   $2,329,019    |   $752,409    $3,081,428  $2,888,542  $2,665,641
                                   ==========    |   ========    ==========  ==========  ==========
Operating income (loss):                         |
Health services division:                        |
 Nursing centers...............    $  234,500    |   $ 70,543    $  305,043  $  278,738  $  169,128
 Rehabilitation services.......         8,112    |        690         8,802       8,047       2,891
 Other ancillary services......           508    |        250           758       4,737       4,166
                                   ----------    |   --------    ----------  ----------  ----------
                                      243,120    |     71,483       314,603     291,522     176,185
Hospital division:                               |
 Hospitals.....................       157,613    |     54,778       212,391     205,858     132,050
 Pharmacy......................        20,831    |      6,176        27,007       7,421         342
                                   ----------    |   --------    ----------  ----------  ----------
                                      178,444    |     60,954       239,398     213,279     132,392
Corporate overhead.............       (85,239)   |    (28,697)     (113,936)   (113,823)   (108,947)
                                   ----------    |   --------    ----------  ----------  ----------
                                      336,325    |    103,740       440,065     390,978     199,630
Unusual transactions...........         5,425    |          -         5,425      (4,701)   (412,418)
Reorganization items...........             -    |     53,666        53,666     (12,636)    (18,606)
                                   ----------    |   --------    ----------  ----------  ----------
                                   $  341,750    |   $157,406    $  499,156  $  373,641  $ (231,394)
                                   ==========    |   ========    ==========  ==========  ==========

                             Reorganized   | Predecessor
                               Company     |   Company      Combined     Predecessor Company
                          -----------------|-------------- ----------- -----------------------
                             Nine months   | Three months        Year ended December 31,
                                ended      |    ended      -----------------------------------
                          December 31, 2001|March 31, 2001    2001        2000        1999
                          -----------------|-------------- ----------- ----------- -----------
Nursing Center Data:                       |
Revenue mix %:                             |
 Medicare................            32    |          31            32          28          26
 Medicaid................            47    |          47            47          49          49
 Private and other.......            21    |          22            21          23          25
                                           |
Patient days (a):                          |
 Medicare................     1,218,663    |     411,783     1,630,446   1,541,934   1,436,288
 Medicaid................     5,750,949    |   1,860,256     7,611,205   7,735,567   7,718,963
 Private and other.......     1,613,658    |     532,943     2,146,601   2,302,794   2,501,188
                             ----------    |  ----------   ----------- ----------- -----------
                              8,583,270    |   2,804,982    11,388,252  11,580,295  11,656,439
                             ==========    |  ==========   =========== =========== ===========
Revenues per patient day:                  |
 Medicare................    $      349    |  $      325   $       343 $       303 $       290
 Medicaid................           111    |         109           111         106         101
 Private and other.......           175    |         175           175         169         161
   Weighted average......           157    |         153           156         145         137
                                           |
Hospital Data:                             |
Revenue mix %:                             |
 Medicare................            57    |          56            57          55          58
 Medicaid................             9    |          11            10          10          11
 Private and other.......            34    |          33            33          35          31
                                           |
Patient days:                              |
 Medicare................       534,583    |     185,731       720,314     704,152     669,976
 Medicaid................       103,377    |      34,872       138,249     134,754     119,849
 Private and other.......       164,465    |      52,426       216,891     205,757     192,476
                             ----------    |  ----------   ----------- ----------- -----------
                                802,425    |     273,029     1,075,454   1,044,663     982,301
                             ==========    |  ==========   =========== =========== ===========
Revenues per patient day:                  |
 Medicare................    $      877    |  $      820   $       862 $       789 $       740
 Medicaid................           733    |         871           768         773         743
 Private and other.......         1,693    |       1,703         1,696       1,693       1,382
   Weighted average......         1,026    |         996         1,018         965         866

--------
(a) Excludes managed facilities.

Health Services Division-Nursing Centers

   Revenues increased 6% in 2001 to $1.8 billion. On a same-store basis, our average daily patient census declined 1.4% from last year (including a 6.9% decline in private census). Substantially all of the increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid revenues per patient day increased 5% in 2001, while private rates grew by 3%. Medicare revenues per patient day grew 13% to $343 in 2001 compared to $303 last year. The increase in Medicare funding was primarily attributable to reimbursement increases associated with the BBRA and BIPA. As previously discussed, the BBRA established, among other things, a 20% increase in Medicare payment rates for higher acuity patients effective April 1, 2000 and a 4% increase in all PPS payments beginning on October 1, 2000. Under the provisions of BIPA, the nursing component of each Resource Utilization Grouping category was increased 16.66% over the existing rates for skilled nursing care beginning on April 1, 2001. As a result, the provisions of the BBRA increased Medicare reimbursement to our nursing centers by approximately $47 million in 2001, while BIPA added approximately $30 million of additional revenues in 2001.

   Revenues increased 5% in 2000 to $1.7 billion. Same-store patient days were relatively unchanged in 2000 compared to 1999. Substantially all of the increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid and private payor rates both increased approximately 5% in 2000 compared to 1999. Medicare revenues per patient day grew 5% to $303 in 2000 from $290 in 1999 primarily as a result of reimbursement increases approximating $21 million associated with the BBRA.

   Nursing center operating income increased 9% in 2001 to $305 million. Operating margins improved to 17.2% in 2001 from 16.6% last year. While our operating income in 2001 was positively impacted by increased Medicare funding, we also incurred substantial increases in professional liability and employee health costs. Professional liability costs were $53 million in 2001 compared to $40 million in 2000. Employee health costs increased to $53 million in 2001 from $46 million in 2000.

   Nursing center operating income in 2000 totaled $279 million compared to $169 million in 1999. A substantial portion of the improvement in 2000 resulted from operating efficiencies related to the fourth quarter 1999 realignment of our former ancillary services division and growth in revenues. In addition, the provision for doubtful accounts declined in 2000 to $23 million from $51 million in 1999 as a result of improved collection processes.

Health Services Division-Rehabilitation Services

   Revenues declined 72% in 2001 to $38 million. The decline in revenues was primarily attributable to the transfer of all remaining rehabilitation services provided to our company-operated nursing centers to the internal staff of those nursing centers on January 1, 2001. Revenues for these services approximated $77 million in 2000. Revenues also declined as a result of the elimination of unprofitable external contracts.

   Revenues declined 31% in 2000 to $135 million from $196 million in 1999. The decline was primarily attributable to reduced customer demand for ancillary services in response to fixed reimbursement rates under PPS and the elimination of unprofitable external contracts. Approximately one-half of the revenue decline in 2000 was attributable to nursing centers that we operate. Under PPS, Medicare reimbursement for ancillary services provided to nursing center patients is a component of the total reimbursement allowed per nursing center patient. As a result, many nursing center customers (including our nursing centers) elected to provide ancillary services to their patients through internal staff and no longer contract with outside parties for ancillary services.

   Operating income totaled $9 million in 2001 compared to $8 million in 2000. Substantially all of the operating income in both years resulted from contracts with external customers. Revenues in 2000 for rehabilitation services provided to our own nursing centers approximated the costs of these services. As a result, the 2000 operating results do not reflect any operating income related to intercompany transactions.

   Operating income in 2000 increased to $8 million from $3 million in 1999. The provision for doubtful accounts in 1999 was approximately $32 million higher than in 2000, reflecting collection uncertainties related to financially troubled nursing center customers.

   While the health services division will continue to provide rehabilitation services to nursing center customers, revenues and operating income related to these services may decline.

Health Services Division-Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of our former ancillary services division in the fourth quarter of 1999. Operating results for 2000 reflect a $4 million favorable adjustment for doubtful accounts resulting from collections from discontinued customer accounts. See note 5 of the notes to consolidated financial statements for a description of the ancillary services division realignment.

Hospital Division-Hospitals

   Revenues increased 9% in 2001 to $1.1 billion. Our hospital patient days grew 3% and our aggregate revenues per patient day increased 6%. Medicare revenues per patient day grew 9% while Medicaid and private rates were relatively unchanged from last year. Our hospitals are paid by Medicare under cost-based reimbursement rules, subject to certain limitations.

   We provide care to patients covered by Medicare supplement insurance policies which generally become effective when a patient's Medicare benefits are exhausted. Disputes related to the level of payments to our hospitals have arisen with private insurance companies issuing these policies as a result of different interpretations of policy provisions and federal and state laws governing the policies. While we continue to pursue favorable resolutions of these claims, we recorded provisions for loss aggregating $17 million in 2001 and $20 million in 2000. See "Legal Proceedings."

   Revenues increased 19% in 2000 to $1.0 billion from $851 million in 1999. Revenues for 1999 were adversely impacted by certain third-party reimbursement issues discussed below.

   Prior to September 1999, our hospital Medicare revenues included reimbursement for expenses related to certain costs associated with providing hospital-based ancillary services to nursing center customers. The
U.S. Department of Justice objected to including these costs on the Medicare cost reports filed by our hospitals. Medicare revenues related to the reimbursement of these costs aggregated $18 million in 1999. In connection with the negotiation of the government settlement during our bankruptcy, we agreed to discontinue recording these revenues beginning September 1, 1999. Revenues in 1999 also were reduced by adjustments for changes in estimates for certain third-party reimbursements aggregating $60 million. Provisions for loss for the Medicare supplement insurance disputes discussed above aggregated $19 million in 1999.

   Excluding the effect of the previously discussed third-party reimbursement issues, including the Medicare supplement insurance disputes, hospital revenues grew 13% to $1.03 billion in 2000 compared to $912 million in 1999. The increase was primarily attributable to patient day growth of 6% in 2000. In addition, price increases to private payors also contributed to hospital revenue growth in 2000.

   Hospital operating income rose 3% in 2001 to $212 million. Operating margins declined to 19.4% in 2001 from 20.4% in 2000. Despite increases in patient volumes and revenues, our hospital operating margins declined in 2001 primarily as a result of growth in labor and benefit costs. Aggregate labor and benefit costs increased 12% to $552 million in 2001 from $492 million in 2000. The rise in labor costs is primarily attributable to increased rates of pay necessary to attract and retain qualified nurses and other healthcare professionals. We believe that hospital operating margins may decline in the future as a result of these wage pressures.

   Hospital operating income in 2000 totaled $206 million compared to $132 million in 1999. Excluding the previously discussed reimbursement issues, operating income totaled $226 million in 2000 and $192 million in 1999. Growth in adjusted operating income in 2000 was primarily attributable to revenue growth.

Hospital Division-Pharmacy

   Revenues increased 13% in 2001 to $231 million and 19% in 2000 to $204 million. The increase in both periods resulted primarily from growth in the number of nursing center customers. At December 31, 2001, we provided pharmacy services to nursing centers containing 56,400 licensed beds, including 29,600 licensed beds we operate. The aggregate number of customer licensed beds at December 31, 2000 totaled 51,400 compared to 48,900 at December 31, 1999.

   Our pharmacies reported operating income of $27 million in 2001 compared to $7 million in 2000. Growth in pharmacy operating income resulted from increased revenues and an improvement in the ratio of cost of goods sold to 60.1% in 2001 from 62.0% in 2000. We also substantially improved our cash collections in 2001, resulting in an $8 million reduction in the provision for doubtful accounts.

   Pharmacy operating income in 2000 grew to $7 million from $342,000 in 1999, primarily as a result of increased revenues. The cost of goods sold ratio in 2000 increased to 62.0% from 58.6% in 1999.

Corporate Overhead

   Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $114 million in both 2001 and 2000 and $109 million in 1999. As a percentage of revenues (before eliminations), corporate overhead totaled 3.6% in 2001, 3.9% in 2000 and 4.0% in 1999.

Fourth Quarter Adjustments in 1999

   Preparation of the financial statements requires a number of estimates and judgments that are based upon the best available evidence at the time. In addition, management regularly reviews the methods used to recognize revenues and allocate costs to ensure that the financial statements reflect properly the results of interim periods.

   In addition to the unusual transactions discussed below, during the fourth quarter of 1999, we recorded certain adjustments which significantly impacted operating results. A summary of these adjustments follows (in millions):

                                                 Health Services
                                                    Division
                                                ----------------  Hospital Division
                                                Nursing Ancillary -----------------
                                                Centers Services  Hospitals Pharmacy Corporate Total
                                                ------- --------- --------- -------- --------- ------
(Income)/expense
Provision for doubtful accounts................  $40.2    $26.8     $ 6.5    $ 8.9             $ 82.4
Medicare supplement insurance disputes.........                      18.8                        18.8
Third-party reimbursements and contractual
  allowances, including amounts due from
  government agencies and other payors that are
  subject to dispute...........................    2.0               59.6                        61.6
Professional liability risks...................   14.7      0.4       1.8      0.1               17.0
Employee benefits..............................   (6.3)    (1.5)     (1.8)                       (9.6)
Incentive compensation.........................    2.2               (1.9)    (1.1)              (0.8)
Inventories....................................    0.9                         6.3                7.2
Other..........................................    1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                                                 -----    -----     -----    -----     -----   ------
                                                 $55.4    $25.3     $85.0    $ 9.8     $(2.8)  $172.7
                                                 =====    =====     =====    =====     =====   ======

   We regularly review our accounts receivable and record provisions for loss based upon the best available evidence. Factors such as changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors (including both government and non-government sources), the effect of increased regulatory activities, general industry conditions and our financial condition and the financial condition of our ancillary service customers, among other things, are considered by management in determining the expected collectibility of accounts receivable.

   During 1999, we recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of our divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and the realignment of the ancillary services business (including the cancellation of unprofitable contracts and the discontinuance of certain services) and our bankruptcy filing in September 1999.

   In addition, we recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in our nursing center business during 1999.

Unusual Transactions

   Operating results for each of the last three years include certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded. See note 6 of the notes to consolidated financial statements.

  2001

   Operating results for 2001 included income of $3.2 million in the third quarter related to the favorable resolution of certain litigation related to a previously subleased nursing center facility. We also recorded a $2.2 million gain in the fourth quarter in connection with the resolution of a loss contingency related to a partnership interest.

  2000

   Operating results for 2000 included a $4.5 million gain on the sale of a closed hospital recorded in the second quarter and a $9.2 million write-off of an impaired investment recorded in the third quarter.

  1999

   The following table summarizes the pretax impact of unusual transactions recorded during 1999 (in millions):

                                                             Quarters
                                                    -------------------------
                                                    First Second Third Fourth   Year
                                                    ----- ------ ----- ------  ------
(Income)/expense
Asset valuation losses:
   Long-lived asset impairment.....................                    $330.4  $330.4
   Investment in Behavioral Healthcare Corporation.       $15.2                  15.2
Cancellation of software development project.......         5.6                   5.6
Realignment of ancillary services division.........                      56.3    56.3
Retirement plan curtailment........................                       7.3     7.3
Corporate properties...............................                      (2.4)   (2.4)
                                                     ---  -----   ---  ------  ------
                                                     $ -  $20.8   $ -  $391.6  $412.4
                                                     ===  =====   ===  ======  ======

   Long-lived asset impairment-SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

   Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which we valued our long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on our operating results and were expected to impact negatively our operations in the future. In connection with the negotiation of the government settlement during our bankruptcy, we agreed to exclude certain expenses from our hospital Medicare cost reports beginning September 1, 1999 for which we had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999. In addition, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of our hospitals. We also reviewed the expected impact of the BBRA enacted in November 1999 and the realignment of the ancillary services business completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of our long-lived assets may be impaired.

   In accordance with SFAS 121, management estimated the future undiscounted cash flows for each of its facilities and compared these estimates to the carrying values of the underlying assets. As a result of these estimates, we reduced the carrying amounts of the assets associated with 71 nursing centers and 21 hospitals to their respective estimated fair values. The determination of the fair values of the impaired facilities was based upon the net present value of estimated future cash flows.

   A summary of the impairment charges follows (in millions):

                                                  Property and
                                         Goodwill  Equipment   Total
                                         -------- ------------ ------
           Health services division.....  $ 18.3     $ 37.7    $ 56.0
           Hospital division............   198.9       75.5     274.4
                                          ------     ------    ------
                                          $217.2     $113.2    $330.4
                                          ======     ======    ======

   Investment in Behavioral Healthcare Corporation-In connection with the Transitional merger, we acquired a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation, an operator of psychiatric and behavioral clinics. In the second quarter of 1999, we wrote off our remaining investment in Behavioral Healthcare Corporation aggregating $15.2 million as a result of deteriorating financial performance.

   Cancellation of software development project-In the second quarter of 1999, we canceled a nursing center software development project and charged previously capitalized costs to operations.

   Realignment of ancillary services division-As discussed in note 5 of the notes to consolidated financial statements, we realigned our ancillary services division in the fourth quarter of 1999. As a result, we recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

   Retirement plan curtailment-In December 1999, the Board of Directors approved the curtailment of benefits under our supplemental executive retirement plan, resulting in an actuarially determined charge of $7.3 million. Under the terms of the curtailment, plan benefits were vested for each eligible participant through December 31, 1999 and the accrual of future benefits under the plan was substantially eliminated. The Board of Directors also deferred the time at which certain benefits would be paid to eligible participants. The plan was terminated in February 2001. However, the termination will have no effect on the future payment of vested benefits under the plan.

   Corporate properties-During 1999, we adjusted estimated property loss provisions recorded in 1998, resulting in a pretax credit of $2.4 million.

Capital Costs

   As previously discussed, the adjustments recorded in connection with fresh-start accounting materially changed the recorded amounts for rent, interest, depreciation and amortization in our consolidated statement of operations for the nine months ended December 31, 2001. As a result, our capital costs after April 1, 2001 are not comparable to our capital costs prior to April 1, 2001.

   Capital costs for the nine months ended December 31, 2001 reflect the terms of the Plan of Reorganization and include the effects of reduced rent obligations under the Master Lease Agreements and interest costs incurred in connection with the debt obligations that we assumed at the time of our emergence from bankruptcy. Depreciation and amortization for the nine month period were recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   During the pendency of our bankruptcy, we recorded the contractual amount of interest expense related to our former $1.0 billion bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to our former $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 since the filing of our bankruptcy. Contractual interest expense not accrued for the $300 million
9 7/8% Guaranteed Senior Subordinated Notes totaled $7.3 million for the three months ended March 31, 2001, $29.6 million for 2000 and $8.9 million for 1999.

Income Taxes

   The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items, such as reorganization intangible amortization and the increase or decrease in the deferred tax valuation allowance.

   We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realizable by us, the reorganization intangible recorded in connection with fresh-start accounting will be reduced accordingly. If the reorganization intangible is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value. As of December 31, 2001, we had reduced the valuation allowance established in fresh-start accounting by approximately $44.6 million which resulted in a corresponding reduction to reorganization value in excess of amounts allocable to identifiable assets.

   In connection with the reorganization, we realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, we will be required, as of the beginning of our 2002 taxable year, to reduce certain tax attributes including (a) net operating losses, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. Our reorganization on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of our net operating losses and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $22 million.

   Our net operating losses at December 31, 2001 approximated $257 million after reductions in the attributes discussed above. These carryforwards expire in various amounts through 2021.

Consolidated Results

   We reported net income from operations of $47 million for the nine months ended December 31, 2001, resulting from improved operating income and the significant impact of the Plan of Reorganization. For the three months ended March 31, 2001, we reported net income from operations of $49 million, including a gain of $54 million recorded in connection with fresh-start accounting. For 2000, we reported a net operating loss of $65 million, including $13 million of costs incurred in connection with our restructuring activities. Net losses from operations aggregated $705 million for 1999, including $19 million of restructuring costs.

Liquidity

   Cash flows from operations before reorganization items aggregated $191 million for the nine months ended December 31, 2001, $40 million for the three months ended March 31, 2001, $194 million for 2000 and $247 million for 1999. Operating cash flows for all periods were sufficient to fund reorganization costs and capital expenditures.

   Cash and cash equivalents totaled $191 million at December 31, 2001. Based upon our cash position, expected cash flows, capital spending and the availability of borrowings under our revolving credit facility, we believe we have the necessary financial resources to satisfy our expected liquidity needs on both a short-term and long-term basis.

   In May 2001, we repaid approximately $56 million in full satisfaction of our obligation owed to CMS. The transaction was financed through the use of existing cash. In the fourth quarter of 2001, we completed the public offering of approximately 2.1 million shares of our common stock. Proceeds from the offering aggregating $90 million were used to repay a portion of our outstanding senior secured notes.

   In connection with the emergence from bankruptcy, we entered into a five-year $120 million revolving credit facility (including a $40 million letter of credit subfacility) on April 20, 2001. Our revolving credit facility constitutes a working capital facility for general corporate purposes including payments related to our obligations under the Plan of Reorganization. Direct borrowings under our revolving credit facility will bear interest, at our option, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) the London Interbank Offered Rate (as defined in the agreement) plus 4%. The revolving credit facility is collateralized by substantially all of our assets, including certain owned real property. In connection with our equity offering, the amount of available borrowings under the revolving credit facility was reduced to $75 million. At December 31, 2001, there were no outstanding borrowings under our revolving credit facility.

   As part of our Plan of Reorganization, we also issued $300 million of senior secured notes on April 20, 2001. Our senior secured notes have a maturity of seven years and bear interest at the London Interbank Offered Rate (as defined in the agreement) plus 4 1/2%. The interest on our $300 million senior secured notes began to accrue in November 2001. For accounting purposes, we recorded the appropriate interest costs from April 2001 to November 2001 and intend to amortize the amount accrued during the interest-free period over the remaining life of the debt. Our senior secured notes are collateralized by a second priority lien on substantially all of our assets, including certain owned real property.

   The terms of our senior secured notes and our revolving credit facility include certain covenants which limit our annual capital expenditures and limit the amount of debt we may incur in financing acquisitions. In addition, these agreements restrict our ability to transfer funds to the parent company or repurchase our common stock and prohibit the payment of cash dividends to our stockholders. At December 31, 2001, we were in compliance with the terms of our revolving credit facility and our senior secured notes.

   Future payments due under long-term debt, lease obligations and certain other contractual commitments as of December 31, 2001 follows (in thousands):

                                            Payments Due by Period
           -----------------------------------------------------------------------------------------
                                                                Letters of      General
           Senior     Other   Non-cancelable Operating Leases   Credit and     Unsecured
           Secured  Long-term -------------------------------   Guarantees     Creditor
Year        Notes     Debt     Ventas(a)   Other     Total    of Indebtedness Obligations   Total
----       -------- --------- ----------  -------- ---------- --------------- ----------- ----------
2002...... $      -  $  418   $  180,714  $ 51,056 $  231,770     $1,741        $ 6,166   $  240,095
2003......        -     258      180,714    44,558    225,272          -          5,720      231,250
2004......        -      63      180,714    34,062    214,776          -          2,860      217,699
2005......        -      69      180,714    32,476    213,190          -              -      213,259
2006......        -      75      180,714    29,414    210,128      6,314              -      216,517
Thereafter  210,500   1,304      610,928   118,084    729,012          -              -      940,816
           --------  ------   ----------  -------- ----------     ------        -------   ----------
  Total... $210,500  $2,187   $1,514,498  $309,650 $1,824,148     $8,055        $14,746   $2,059,636
           ========  ======   ==========  ======== ==========     ======        =======   ==========

--------
(a) See "Business-Master Lease Agreements-Rental Amounts and Escalators."

   As previously reported, we were informed by the U.S. Department of Justice that we and Ventas were the subjects of ongoing investigations into various Medicare reimbursement issues, including hospital cost reporting issues, ancillary services billing practices and various quality of care issues in the hospitals and nursing centers formerly operated by Ventas and currently operated by us. The claims of the Department of Justice were settled through the government settlement contained in the Plan of Reorganization. The government settlement also provides for the dismissal of certain pending claims and lawsuits filed against us. See notes 2 and 21 of the notes to consolidated financial statements and "Legal Proceedings."

   In January 2000, we filed our hospital cost reports for the year ended August 31, 1999. These documents are filed annually in settlement of amounts due to or from the various agencies administering the reimbursement programs. These cost reports indicated amounts due to Medicare aggregating $58 million. This liability arose during 1999 as part of our routine settlement of Medicare reimbursement overpayments. Such amounts were classified as liabilities subject to compromise in our unaudited condensed consolidated balance sheet and, accordingly, no funds were disbursed by us in settlement of such pre-petition liabilities. Under the terms of the Plan of Reorganization, this obligation was discharged.

Capital Resources

   Capital expenditures totaled $79 million for the nine months ended December 31, 2001, $22 million for the three months ended March 31, 2001, $80 million for 2000 and $111 million for 1999. Excluding acquisitions, capital expenditures could approximate $75 million in 2002. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in all periods were financed through internally generated funds. At December 31, 2001, the estimated cost to complete and equip construction in progress approximated $9 million.

   In May 2001, we sold our investment in Behavioral Healthcare Corporation for $40 million. Under the terms of our revolving credit facility and senior secured notes, proceeds from the sale of assets will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under our revolving credit facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under our senior secured notes. For accounting purposes, we have classified the $6 million of remaining funds from the sales of assets as "cash-restricted" in our consolidated balance sheet at December 31, 2001.

Related Party Transactions

   Pursuant to the Plan of Reorganization, we issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of our senior secured notes, (2) 15,000,000 shares of common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants have a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of us and the holders of our former common stock relinquished control.

   In connection with the Plan of Reorganization, we also entered into a registration rights agreement with Appaloosa Management L.P., Franklin Mutual Advisers, LLC, Goldman, Sachs & Co. and Ventas Realty, Limited Partnership (the "Registration Rights Agreement"). The Registration Rights Agreement requires us to use our reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of their shares of common stock or warrants are sold, a "shelf" registration statement covering sales of such security holders' shares of common stock and warrants or, in the case of Ventas, the distribution of some or all of the shares of our common stock that it owns to the Ventas stockholders. We filed the shelf registration statement on Form S-3 with the Securities and Exchange Commission on September 19, 2001. The shelf registration statement became effective on November 7, 2001.

   The Registration Rights Agreement also provides that, subject to certain limitations, each security holder party thereto has the right to demand that we register all or a part of the common stock and warrants acquired by that security holder pursuant to the Plan of Reorganization, provided that the estimated market value of the common stock and warrants to be registered is at least $10 million in the aggregate or not less than 5% of the common stock and warrants. We are required to use our reasonable best efforts to effect any such registration. Such registrations will be at our expense, subject to certain exceptions.

   In addition, under the Registration Rights Agreement, the security holders party thereto have certain rights to require us to include in any registration statement that we file with respect to any offering of equity securities (whether for our own account or for the account of any holders of our securities) such amount of common stock and warrants as are requested by the security holder to be included in the registration statement, subject to certain exceptions. Such registrations will be at our expense, subject to certain exceptions. As discussed below, the parties to the Registration Rights Agreement participated in our public equity offering in the fourth quarter of 2001.

   Pursuant to Amendment No. 1 to the Registration Rights Agreement dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for us to file a "shelf" registration statement from 120 days to 150 days after the Effective Date. As noted above, we filed a shelf registration statement with the Securities and Exchange Commission on September 19, 2001 and the shelf registration statement was declared effective on November 7, 2001.

   Pursuant to Amendment No. 2 to the Registration Rights Agreement dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of our common stock that it owns to its stockholders on or after December 24, 2001.

   In the fourth quarter of 2001, we completed a public offering of approximately 3.6 million shares of our common stock priced at $46.00 per share. In the offering, we sold approximately 2.1 million newly issued shares and certain of the holders of five percent or more of our common stock participated in the offering as selling shareholders.

   In addition, Goldman, Sachs & Co. acted as co-lead manager in the public offering. In accordance with the underwriting agreement entered into between various parties, including us and Goldman, we paid Goldman approximately $2.9 million in underwriting commissions.

   In connection with the Plan of Reorganization, we also entered into and assumed several agreements with Ventas. In addition to our common stock received by Ventas, we amended and restated the Master Lease Agreements with Ventas and paid Ventas a $4.5 million cash payment in April 2001 as additional future rent. We also assumed and agreed to continue to perform our obligations under various agreements (the "Spin-off Agreements") entered into at the time of the Spin-off. Descriptions of the agreements with Ventas are summarized below.

Master Lease Agreements

   Under the Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into the Master Lease Agreements. See "Business-Master Lease Agreements."

Spin-off Agreements and Other Arrangements Under the Plan of Reorganization

   In order to govern certain of the relationships between us and Ventas after the Spin-off and to provide mechanisms for an orderly transition, we entered into the Spin-off Agreements with Ventas at the time of the Spin-off. Except as noted below, the following agreements between Ventas and us were assumed by us and certain of these agreements were simultaneously amended in accordance with the terms of the Plan of Reorganization.

  Tax Allocation Agreement and Tax Refund Escrow Agreement

   The Tax Allocation Agreement, entered into at the time of the Spin-off, was assumed by us under the Plan of Reorganization and then amended and supplemented by the Tax Refund Escrow Agreement (as defined below). Both of these agreements are described below.

   The Tax Allocation Agreement provides that we will be liable for, and will hold Ventas harmless from and against, (1) any taxes of Kindred and its then subsidiaries (the "Kindred Group") for periods after the Spin-off, (2) any taxes of Ventas and its then subsidiaries (the "Ventas Group") or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that we derive certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, we would be entitled to any refund or credit in respect of taxes owed or paid by us under (1), (2) or (3) above. Our liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas' actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

   Under the Tax Allocation Agreement, Ventas would be liable for, and would hold us harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas' liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

   On the Effective Date, we entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement (the "Tax Refund Escrow Agreement") with Ventas governing our relative entitlement to certain tax refunds received on or after September 13, 1999 by Ventas or us for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Ventas or us with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third-party escrow agent on the Effective Date.

   The Tax Refund Escrow Agreement provides that each party shall notify the other of any asserted Subject Tax liability of which it becomes aware, that either party may request that asserted liabilities for Subject Taxes be contested, that neither party may settle such a contest without the consent of the other, that each party shall have a right to participate in any such contest, and that the parties generally shall cooperate with regard to Subject Taxes and Subject Refunds and shall mutually and jointly control any audit or review process related thereto. The funds in the escrow account may be released from the escrow account to pay Subject Taxes and as otherwise provided therein.

   The Tax Refund Escrow Agreement provides generally that we and Ventas waive our respective rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the escrow funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the escrow funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Ventas and Kindred to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Ventas and Kindred to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

   Interest earned on the escrow funds or included in refund amounts received from governmental authorities will be distributed equally to us and Ventas on an annual basis. For the year ended December 31, 2001, we have recorded approximately $368,000 of interest income related to the escrow funds. Any escrow funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to us and Ventas.

  Agreement of Indemnity-Third Party Leases

   In connection with the Spin-off, Ventas assigned its former third-party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant to us. The lessors of these properties may claim that Ventas remains liable on these third-party leases assigned to us. Under the terms of the Agreement of Indemnity-Third Party Leases, we have agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third-party leases. Under the Plan of Reorganization, we assumed and agreed to fulfill our obligations under the Agreement of Indemnity-Third Party Leases.

  Agreement of Indemnity-Third Party Contracts

   In connection with the Spin-off, Ventas assigned its former third-party guaranty agreements to us. Ventas may remain liable on these third-party guarantees assigned to us. Under the terms of the Agreement of Indemnity-Third Party Contracts, we have agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third-party guarantees assigned to us. The third-party guarantees were entered into in connection with certain acquisitions and financing transactions that occurred prior to the Spin-off. Under the Plan of Reorganization, we assumed and agreed to fulfill our obligations under the Agreement of Indemnity-Third Party Contracts.

  Assumption of Other Liabilities

   In connection with the Spin-off, we agreed to assume and to indemnify Ventas for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the Spin-off. The indemnification provided by us also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on these healthcare operations. In addition, at the time of the Spin-off, we agreed to assume the defense, on behalf of Ventas, of any claims that were pending at the time of the Spin-off, and which arose out of the ownership or operation of the healthcare operations. We also agreed to defend, on behalf of Ventas, any claims asserted after the Spin-off which arise out of the ownership and operation of the healthcare operations. Under the Plan of Reorganization, we assumed and agreed to perform our obligations under these indemnifications.

   In connection with the Spin-off, we entered into a Development Agreement and a Participation Agreement with Ventas. Under the terms of the Development Agreement, we agreed that upon completion of each development property, Ventas would have the option to purchase the development property from us at a purchase price equal to the amount of our actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchased the development property, we would lease the development property from Ventas. The annual base rent under such a lease would have been ten percent of the actual costs incurred by us in acquiring and developing the development property. The other terms of the lease for the development property would have been substantially similar to those set forth in the original master lease agreements.

   Under the terms of the Participation Agreement, we had a right of first offer to become the lessee of any real property acquired or developed by Ventas which was to be operated as a hospital, nursing center or other healthcare facility, provided that we negotiated a mutually satisfactory lease arrangement with Ventas. The Participation Agreement also provided, subject to certain terms, that we would provide Ventas with a right of first offer to purchase or finance any healthcare related real property that we determined to sell or mortgage to a third party, provided that we negotiated mutually satisfactory terms for such purchase or mortgage with Ventas.

   The Participation Agreement and the Development Agreement were terminated on the Effective Date. Kindred and Ventas are deemed to have waived any and all damages, claims, liabilities, obligations, and causes of action related to or arising out of these agreements.

Terminated Arrangements with Ventas

   We also entered into certain agreements, stipulations and orders with Ventas both prior to and during the pendency of our bankruptcy proceedings governing certain aspects of the business relationships between us and Ventas prior to the Effective Date. In March 1999, we served Ventas with a demand for mediation seeking a reduction in rent and other concessions under our former master lease agreements with Ventas. Shortly thereafter, we entered into a series of standstill and tolling agreements with Ventas which provided that both companies would postpone any claims either may have against the other and extend any applicable statutes of limitation. As a result of our failure to pay rent, Ventas served us with notices of nonpayment under the original master lease agreements. Subsequently, we entered into further amendments to the second standstill and the tolling agreements with Ventas to extend the time during which no remedies may be pursued by either party and to extend the date by which we could cure our failure to pay rent.

   In connection with the bankruptcy, we entered into a stipulation with Ventas that provided for the payment by us of a reduced aggregate monthly rent of approximately $15.1 million. The Bankruptcy Court approved the stipulation. The stipulation also continued to toll any statutes of limitations for claims that might have been asserted by us against Ventas and provided that we would continue to fulfill our indemnification obligations arising from the Spin-off. The stipulation automatically renewed for one-month periods unless either party provided a 14-day notice of termination.

   In May 2000, the Bankruptcy Court approved a tax stipulation agreement between us and Ventas. The tax stipulation provided that certain refunds of federal, state and local taxes received by either party on or after September 13, 1999 would be held by the recipient of such refunds in segregated interest bearing accounts. The tax stipulation required notification before either party could withdraw funds from the segregated accounts.

   The stipulation and tax stipulation were each terminated on the Effective Date and are of no further force or effect.

Other Related Party Transactions

   As part of the Spin-off, we issued $17.7 million of our former 6% Series A Non-Voting Convertible Preferred Stock to Ventas as part of the consideration for the assets transferred from Ventas to us. The former preferred stock (par value $1,000) included a ten-year mandatory redemption provision and was convertible into our former common stock at a price of $12.50 per share. In connection with the purchases of the former preferred stock, we loaned certain officers 90% of the purchase price ($15.9 million) of the former preferred stock (the "Preferred Stock Loans"). Each Preferred Stock Loan was evidenced by a promissory note which had a ten year term and bore interest at 5.74%, payable annually. No principal payments were due under the promissory notes until their maturity. The promissory notes were secured by a first priority security interest in the former preferred stock purchased by each such officer. As of December 31, 2000, $15.7 million of these loans remained outstanding. The terms of the Preferred Stock Loans with certain former officers were amended in connection with their severance agreements to provide, generally, that (a) the Preferred Stock Loan will not be due and payable until April 30, 2008, (b) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of the date of termination, (c) interest payments will be forgiven if the average closing price of the former common stock for the 90 days prior to any interest payment date is less than $8.00 and (d) during the five-day period following the expiration of the fifth anniversary of the date of termination, the former officer would have had the right to put the former preferred stock underlying the Preferred Stock Loan to us at par.

   In August 1999, we entered into agreements with certain officers which permitted such officer to put the former preferred stock to us for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan (the "Preferred Stock Agreements"). The officer could put the former preferred stock to us after January 1, 2000. During our bankruptcy, we could not honor the terms of the Preferred Stock Agreements. The Preferred Stock Agreements were entered into with each officer employed by us in August 1999 who owned the former preferred stock.

   Under the terms of the Plan of Reorganization, the Preferred Stock Agreements were canceled in exchange for the cancellation of the Preferred Stock Loans. In addition, the former preferred stock was canceled without any consideration.

Other Information

Effects of Inflation and Changing Prices

   We derive a substantial portion of our revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited our ability to recover our cost increases through increased pricing of our healthcare services. Medicare revenues in our nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which we operate nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in our costs of providing healthcare services. In addition, by repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the states' ability to reduce their Medicaid reimbursement levels to our nursing centers. Medicare revenues in our hospitals also have been reduced by the Balanced Budget Act.

   During 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Balanced Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to our nursing centers and hospitals. We believe that the provisions of the BBRA and BIPA will have a positive effect on our operating results in 2002, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each Resource Utilization Grouping category under BIPA are scheduled to expire on September 30, 2002. We cannot assure you that these Medicare reimbursement increases will continue after September 30, 2002.

   We believe that our operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, including labor costs and professional liability claims, in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

Litigation

   We are a party to certain material litigation. See "Legal Proceedings."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The following discussion of our exposure to market risk contains "forward-looking statements" that involve risks and uncertainties. The information presented has been prepared using certain assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

   Our only significant exposure to market risk relates to changes in the London Interbank Offered Rate which affect the interest paid on our borrowings.

   The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.
                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                                           Expected Maturities                       Fair
                                                 ---------------------------------------            Value
                                                 2002  2003  2004  2005  2006  Thereafter  Total   12/31/01
                                                 ----  ----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt, including amounts due within one
 year:
   Fixed rate................................... $418  $258  $ 63  $ 69  $ 75   $  1,304  $  2,187 $  2,246
   Average interest rate........................  9.8%  9.7%  8.8%  8.8%  8.8%       8.8%
   Variable rate................................ $  -  $  -  $  -  $  -  $  -   $210,500  $210,500 $210,500
   Average interest rate (a)

--------
(a) Interest is payable, at our option, at one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

Item 8.  Financial Statements and Supplementary Data

   The information required by this Item 8 is included in appendix pages F-2 through F-48 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

   The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                                              Page
                                                                                              ----
Report of Independent Accountants............................................................  F-2
Consolidated Financial Statements:
   Consolidated Statement of Operations:
     Reorganized Company-for the nine months ended December 31, 2001
     Predecessor Company-for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999............................................................  F-3
   Consolidated Balance Sheet:
     Reorganized Company-December 31, 2001
     Predecessor Company-December 31, 2000...................................................  F-4
   Consolidated Statement of Stockholders' Equity (Deficit):
     Reorganized Company-for the nine months ended December 31, 2001
     Predecessor Company-for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999............................................................  F-5
   Consolidated Statement of Cash Flows:
     Reorganized Company-for the nine months ended December 31, 2001
     Predecessor Company-for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999............................................................  F-6
   Notes to Consolidated Financial Statements................................................  F-7
   Quarterly Consolidated Financial Information (Unaudited).................................. F-47
Financial Statement Schedule (a):
   Schedule II-Valuation and Qualifying Accounts:
     Reorganized Company-for the nine months ended December 31, 2001
     Predecessor Company-for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999............................................................ F-48

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(2)  Index to Exhibits:

Exhibit
Number                                         Description of Document
------                                         -----------------------
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

 3.1    Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company's
        Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

 3.2    Amended and Restated Bylaws of the Company.

 4.1    Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in
        Exhibit 3.1.

 4.2    Warrant Agreement, dated as of April 20, 2001, between the Company and Wells Fargo Bank
        Minnesota, National Association, as Warrant Agent (including forms of Series A Warrant Certificate and Series B Warrant Certificate, respectively). Exhibit 4.1 to the Company's Form 8-A dated
        April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

 4.3    The Company's 2000 Stock Option Plan. Exhibit 4.1 to the Company's Registration Statement on
        Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

 4.4    The Company's Restricted Share Plan. Exhibit 4.2 to the Company's Registration Statement on
        Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

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

 4.7    Amendment No. One to Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee
        Directors. Exhibit 4.7 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.1   $120,000,000 Credit Agreement dated as of April 20, 2001, among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, Morgan Guaranty Trust Company of New York, as Administrative Agent and Collateral Agent
        and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent.
        Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

 10.2   Amendment No. 1 dated as of November 28, 2001, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline
        Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly named Morgan Guaranty
        Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric
        Capital Corporation, as Documentation Agent and Collateral Monitoring Agent.

 10.3   Credit Agreement Providing for the Issuance of $300,000,000 Senior Secured Notes due 2008 dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and Morgan Guaranty Trust Company of New York, as Collateral Agent and Administrative Agent.
        Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

Exhibit
Number                                          Description of Document
------                                          -----------------------

 10.4   Amendment No. 1 dated as of November 28, 2001 under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly named Morgan Guaranty Trust Company of New York), as
        Administrative Agent and Collateral Agent.

 10.5   Registration Rights Agreement, dated April 20, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 10.1 to the Company's Form 8-A dated April 20, 2001 (Comm. File No.
        001-14057) is hereby incorporated by reference.

 10.6   Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2001 among Kindred
        Healthcare, Inc. and the Initial Holders (as defined therein). Exhibit 4.5 to the Company's Registration
        Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

 10.7   Amendment No. 2 to Registration Rights Agreement dated as of October 22, 2001 among Kindred
        Healthcare, Inc. and the Initial Holders (as defined therein). Exhibit 4.6 to the Company's Registration
        Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

 10.8   Master Trust Agreement dated January 17, 2000 by and between Vencor, Inc. and Norwest Bank
        Minnesota, National Association. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.9   Vencor Retirement Savings Plan Amended and Restated effective as of March 1, 2000. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No.
        001-14057) is hereby incorporated by reference.

 10.10  Amendment No. 1 to the Vencor Retirement Savings Plan dated September 26, 2000. Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No.
        001-14057) is hereby incorporated by reference.

 10.11  Amendment No. 2 to the Vencor Retirement Savings Plan.

 10.12  Amendment No. 3 to the Kindred 401(k) Plan.

 10.13  Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated
        effective as of March 1, 2000. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended
        March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.14  Amendment No. 1 to the Retirement Savings Plan for Certain Employees for Vencor and its Affiliates
        dated September 26, 2000. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended
        September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.15  Amendment No. 2 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates.

 10.16  Amendment No. 3 to the Kindred and Affiliates 401(k) Plan.

 10.17  Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc.
        Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

 10.18  Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc.
        and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.19  Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc.
        and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit
Number                                         Description of Document
------                                         -----------------------
10.20   Form of Indemnification Agreement between the Company and certain of its officers and employees.
        Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No.
        1-10989) is hereby incorporated by reference.

10.21   Form of Indemnification Agreement between the Company and each member of its board of directors dated October 29, 2001.

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

10.25   Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare
        Corporation, dated October 22, 1996. Exhibit 99.1 to the Current Report on Form 8-K of Transitional
        dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.26   Agreement and Plan of Merger between Transitional Hospitals Corporation and Behavioral Healthcare
        Corporation, dated October 22, 1996. Exhibit 99.2 to the Current Report on Form 8-K of Transitional
        dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.27   First Amendment to Asset Purchase Agreement between Transitional Hospitals Corporation and
        Behavioral Healthcare Corporation dated November 30, 1996. Exhibit 99.1 to the Current Report on
        Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.28   Amendment to Agreement and Plan of Merger between Transitional Hospitals Corporation and
        Behavioral Healthcare Corporation, dated November 30, 1996. Exhibit 99.2 to the Current Report on
        Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.29*  Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit 10.25 to the Company's
        Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.30*  Amendment No. 1 to the Vencor, Inc. Deferred Compensation Plan. Exhibit 10.2 to the Company's
        Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31   Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and
        Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C.

10.32*  Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit
        10.27 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.33*  Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999.
        Exhibit 10.48 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No.
        001-14057) is hereby incorporated by reference.

10.34*  Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999.
        Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No.
        001-14057) is hereby incorporated by reference.

Exhibit
Number                                        Description of Document
------                                        -----------------------

10.35*  Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the
        Company's Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36*  Company's 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the
        Company's Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37*  Amendment No. One to the Company's Long-Term Incentive Plan, dated effective as of June 21, 2001.
        Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.38*  Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to
        the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.39*  Employment Agreement dated as of February 12, 1999 between Vencor Operating, Inc. and Edward L.
        Kuntz. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40*  Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard
        A. Schweinhart. Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41*  Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Richard A. Schweinhart.

10.42*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E.
        Chapman. Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
        File No. 001-14057) is hereby incorporated by reference.

10.43*  Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Richard E. Chapman.

10.44*  Employment Agreement dated as of January 4, 1999 between Vencor Operating, Inc. and Donald D.
        Finney. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended March 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45*  Amendment No. 1 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and Donald D. Finney. Exhibit 10.60 to the Company's Form 10-K for the year ended
        December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*  Amendment No. 2 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Donald D. Finney.

10.47*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J.
        Battafarano. Exhibit 10.63 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating,
        Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company's Form 10-K for the year ended December
        31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50*  Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Frank J. Battafarano.

Exhibit
Number                                      Description of Document
------                                      -----------------------

10.51*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and James H.
        Gillenwater, Jr. Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52*  Amendment No. 1 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and James H. Gillenwater, Jr.

10.53*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne
        Riedman. Exhibit 10.67 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
        File No. 001-14057) is hereby incorporated by reference.

10.54*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating,
        Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company's Form 10-K for the year ended
        December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56*  Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and M. Suzanne Riedman.

10.57*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A.
        Lechleiter. Exhibit 10.70 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
        File No. 001-14057) is hereby incorporated by reference.

10.58*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating,
        Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company's Form 10-K for the year ended
        December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60*  Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Richard A. Lechleiter.

10.61*  Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc.
        and William M. Altman.

10.62   Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63   Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64   Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65   Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit
Number                                        Description of Document
------                                        -----------------------

 10.66  Master Lease Agreement dated as of December 12, 2001 by and among Ventas Realty, Limited
        Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as
        Tenants.

 10.67  Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners,
        collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West,
        L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001.
        Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

 10.68  Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the
        Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.69  Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc. and State
        Street Bank and Trust Company, as Escrow Agent. Exhibit 10.8 to the Company's Form 10-Q for the
        quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.70  Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street
        Bank and Trust Company, N.A., as Trustee, dated April 20, 2001. Exhibit 10.9 to the Company's Form
        10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.71  Corporate Integrity Agreement between the Office of Inspector General of the Department of Health
        and Human Services and Vencor, Inc. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.72  Revised Charter for the Audit and Compliance Committee of the Board of Directors of Kindred
        Healthcare, Inc. Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended
        September 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

 10.73  Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Securities and Exchange Commission upon request.

 21     List of Subsidiaries.

 23.1   Consent of Independent Accountants.

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

   We filed a Current Report on Form 8-K on December 12, 2001 announcing that the underwriters for our public equity offering had exercised their over-allotment option to purchase 327,035 shares of our common stock priced at $46.00 per share. This Current Report also indicated that the net proceeds received by us from the exercise of the over-allotment option were used to repay a portion of the outstanding borrowings under our senior secured notes.

(c)  Exhibits.

   The response to this portion of Item 14 is submitted as a separate section of this Report.

(d)  Financial Statement Schedules.

   The response to this portion of Item 14 is included in appendix page F-48 of this Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 1, 2002
                                          KINDRED HEALTHCARE, INC.

                                               /s/  Edward L. Kuntz
                                          By: _______________________________
                                                   Edward L. Kuntz
                                           Chairman of the Board and Chief
                                                  Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

      /s/  James Bolin        Director                      March 1, 2002
-----------------------------
         James Bolin

   /s/  Michael J. Embler     Director                      March 1, 2002
-----------------------------
      Michael J. Embler

   /s/  Garry N. Garrison     Director                      March 1, 2002
-----------------------------
      Garry N. Garrison

     /s/  Isaac Kaufman       Director                      March 1, 2002
-----------------------------
        Isaac Kaufman

     /s/  John H. Klein       Director                      March 1, 2002
-----------------------------
        John H. Klein

    /s/  Edward L. Kuntz      Chairman of the Board and     March 1, 2002
-----------------------------   Chief Executive Officer
       Edward L. Kuntz          (Principal Executive
                                Officer)

 /s/  Richard A. Lechleiter   Senior Vice President, Chief  March 1, 2002
-----------------------------   Financial Officer and
    Richard A. Lechleiter       Treasurer (Principal
                                Financial Officer)

    /s/  John J. Lucchese     Vice President, Finance and   March 1, 2002
-----------------------------   Corporate Controller
      John J. Lucchese          (Principal Accounting
                                Officer)

    /s/  David A. Tepper      Director                      March 1, 2002
-----------------------------
       David A. Tepper

                           KINDRED HEALTHCARE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                                Page
                                                                                                ----
Report of Independent Accountants..............................................................  F-2
Consolidated Financial Statements:
   Consolidated Statement of Operations:
     Reorganized Company - for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999..............................................................  F-3
   Consolidated Balance Sheet:
     Reorganized Company - December 31, 2001
     Predecessor Company - December 31, 2000...................................................  F-4
   Consolidated Statement of Stockholders' Equity (Deficit):
     Reorganized Company - for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999..............................................................  F-5
   Consolidated Statement of Cash Flows:
     Reorganized Company - for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999..............................................................  F-6
   Notes to Consolidated Financial Statements..................................................  F-7
   Quarterly Consolidated Financial Information (Unaudited).................................... F-47
Financial Statement Schedule (a):
   Schedule II - Valuation and Qualifying Accounts:
     Reorganized Company - for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the years ended
       December 31, 2000 and 1999.............................................................. F-48

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the nine months ended December 31, 2001, the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Notes 1 and 3 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh-start reporting as of April 1, 2001 and, therefore, consolidated financial statements for periods after April 1, 2001 are not comparable in all respects to consolidated financial statements for periods prior to such date.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
February 5, 2002

                           KINDRED HEALTHCARE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)

                                                       Reorganized |
                                                         Company   |        Predecessor Company
                                                       ------------|-----------------------------------
                                                       Nine months |Three months
                                                          ended    |   ended     Year ended December 31,
                                                       December 31,| March 31,   ----------------------
                                                           2001    |    2001        2000        1999
                                                       ------------|------------ ----------  ----------
Revenues..............................................  $2,329,019 |  $752,409   $2,888,542  $2,665,641
                                                        ---------- |  --------   ----------  ----------
Salaries, wages and benefits..........................   1,316,581 |   427,649    1,623,955   1,566,227
Supplies..............................................     295,598 |    94,319      374,540     347,789
Rent..................................................     195,284 |    76,995      307,809     305,120
Other operating expenses..............................     375,090 |   126,701      503,770     964,413
Depreciation and amortization.........................      50,219 |    18,645       73,545      93,196
Interest expense......................................      21,740 |    14,000       60,431      80,442
Investment income.....................................      (9,285)|    (1,919)      (5,393)     (5,188)
                                                        ---------- |  --------   ----------  ----------
                                                         2,245,227 |   756,390    2,938,657   3,351,999
                                                        ---------- |  --------   ----------  ----------
Income (loss) before reorganization items and income               |
  taxes...............................................      83,792 |    (3,981)     (50,115)   (686,358)
Reorganization items..................................           - |   (53,666)      12,636      18,606
                                                        ---------- |  --------   ----------  ----------
Income (loss) before income taxes.....................      83,792 |    49,685      (62,751)   (704,964)
Provision for income taxes............................      36,450 |       500        2,000         500
                                                        ---------- |  --------   ----------  ----------
Income (loss) from operations.........................      47,342 |    49,185      (64,751)   (705,464)
Extraordinary gain on extinguishment of debt, net of               |
  income taxes of $2,700 for the nine months ended                 |
  December 31, 2001...................................       4,313 |   422,791            -           -
Cumulative effect of change in accounting for start-up             |
  costs...............................................           - |         -            -      (8,923)
                                                        ---------- |  --------   ----------  ----------
     Net income (loss)................................      51,655 |   471,976      (64,751)   (714,387)
Preferred stock dividend requirements.................           - |      (261)      (1,046)     (1,046)
                                                        ---------- |  --------   ----------  ----------
     Income (loss) available to common stockholders...  $   51,655 |  $471,715   $  (65,797) $ (715,433)
                                                        ========== |  ========   ==========  ==========
Earnings (loss) per common share:                                  |
 Basic:                                                            |
   Income (loss) from operations......................  $     3.05 |  $   0.69   $    (0.94) $   (10.03)
   Extraordinary gain on extinguishment of debt.......        0.28 |      6.02            -           -
   Cumulative effect of change in accounting for                   |
     start-up costs...................................           - |         -            -       (0.13)
                                                        ---------- |  --------   ----------  ----------
     Net income (loss)................................  $     3.33 |  $   6.71   $    (0.94) $   (10.16)
                                                        ========== |  ========   ==========  ==========
 Diluted:                                                          |
   Income (loss) from operations......................  $     2.59 |  $   0.69   $    (0.94) $   (10.03)
   Extraordinary gain on extinguishment of debt.......        0.24 |      5.90            -           -
   Cumulative effect of change in accounting for                   |
     start-up costs...................................           - |         -            -       (0.13)
                                                        ---------- |  --------   ----------  ----------
     Net income (loss)................................  $     2.83 |  $   6.59   $    (0.94) $   (10.16)
                                                        ========== |  ========   ==========  ==========
Shares used in computing earnings (loss) per common                |
  share:                                                           |
   Basic..............................................      15,505 |    70,261       70,229      70,406
   Diluted............................................      18,258 |    71,656       70,229      70,406

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEET
                   (In thousands, except per share amounts)

                                                                                     Reorganized |Predecessor
                                                                                       Company   |  Company
                                                                                     ------------|------------
                                                                                     December 31,|December 31,
                                                                                         2001    |    2000
                                                                                     ------------|------------
                                      ASSETS                                                     |
Current assets:                                                                                  |
   Cash and cash equivalents........................................................  $  190,799 |$   184,642
   Cash-restricted..................................................................      18,025 |     10,674
   Insurance subsidiary investments.................................................      99,101 |     62,453
   Accounts receivable less allowance for loss of $108,891 - 2001                                |
    and $139,445 - 2000.............................................................     418,827 |    322,483
   Inventories......................................................................      29,720 |     29,707
   Other............................................................................      75,501 |     85,893
                                                                                      ---------- |-----------
                                                                                         831,973 |    695,852
Property and equipment, at cost:                                                                 |
   Land.............................................................................      28,560 |     26,380
   Buildings........................................................................     243,011 |    248,175
   Equipment........................................................................     221,380 |    389,824
   Construction in progress.........................................................      15,254 |     29,207
                                                                                      ---------- |-----------
                                                                                         508,205 |    693,586
   Accumulated depreciation.........................................................     (44,323)|   (300,881)
                                                                                      ---------- |-----------
                                                                                         463,882 |    392,705
Reorganization value in excess of amounts allocable to identifiable assets                       |
 less accumulated amortization of $5,742............................................     107,660 |          -
Goodwill less accumulated amortization of $28,779...................................           - |    159,277
Other...............................................................................     105,359 |     86,580
                                                                                      ---------- |-----------
                                                                                      $1,508,874 |$ 1,334,414
                                                                                      ========== |===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 |
Current liabilities:                                                                             |
   Accounts payable.................................................................  $  100,473 |$   115,468
   Salaries, wages and other compensation...........................................     198,471 |    184,860
   Due to third-party payors........................................................      37,285 |     44,561
   Other accrued liabilities........................................................     138,571 |     81,452
   Income taxes.....................................................................      39,908 |      2,350
   Long-term debt due within one year...............................................         418 |          -
                                                                                      ---------- |-----------
                                                                                         515,126 |    428,691
                                                                                                 |
Long-term debt......................................................................     212,269 |          -
Professional liability risks........................................................     136,764 |    101,209
Deferred credits and other liabilities..............................................      54,234 |     14,132
Liabilities subject to compromise...................................................           - |  1,260,373
                                                                                                 |
Series A preferred stock (subject to compromise at December 31, 2000)...............           - |      1,743
                                                                                                 |
Commitments and contingencies                                                                    |
                                                                                                 |
Stockholders' equity (deficit):                                                                  |
   Reorganized Company preferred stock, $0.25 par value; authorized 1,000 shares;                |
    none issued and outstanding.....................................................           - |          -
   Predecessor Company preferred stock, $1.00 par value; authorized 10,000 shares;               |
    none issued and outstanding.....................................................           - |          -
   Reorganized Company common stock, $0.25 par value; authorized 39,000 shares;                  |
    issued 17,683 shares-December 31, 2001..........................................       4,421 |          -
   Predecessor Company common stock, $0.25 par value; authorized 180,000 shares;                 |
    issued 70,261 shares-December 31, 2000..........................................           - |     17,565
   Capital in excess of par value...................................................     549,169 |    667,168
   Deferred compensation............................................................     (14,764)|          -
   Retained earnings (accumulated deficit)..........................................      51,655 | (1,156,467)
                                                                                      ---------- |-----------
                                                                                         590,481 |   (471,734)
                                                                                      ---------- |-----------
                                                                                      $1,508,874 |$ 1,334,414
                                                                                      ========== |===========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                            Shares of Common Stock    Par      Capital
                                            ----------------------   Value    in Excess                Retained
                                            Reorganized Predecessor  Common    of Par      Deferred    Earnings
                                              Company     Company    Stock      Value    Compensation  (Deficit)     Total
                                            ----------- ----------- --------  ---------  ------------ -----------  ---------
Predecessor Company:
Balances, December 31, 1998................        -       70,146   $ 17,537  $ 665,447    $      -   $  (375,237) $ 307,747
  Net loss.................................                                                              (714,387)  (714,387)
  Issuance of common stock in connection
   with employee benefit plans.............                   132         33        309                                  342
  Preferred stock dividend requirements....                                                                (1,046)    (1,046)
  Other....................................                                       1,322                                1,322
                                              ------      -------   --------  ---------    --------   -----------  ---------
Balances, December 31, 1999................        -       70,278     17,570    667,078           -    (1,090,670)  (406,022)
  Net loss.................................                                                               (64,751)   (64,751)
  Issuance (forfeiture) of common stock
   in connection with employee benefit
   plans...................................                   (17)        (5)        35                                   30
  Preferred stock dividend requirements....                                                                (1,046)    (1,046)
  Other....................................                                          55                                   55
                                              ------      -------   --------  ---------    --------   -----------  ---------
Balances, December 31, 2000................        -       70,261     17,565    667,168           -    (1,156,467)  (471,734)
  Net income for the three months ended
   March 31, 2001..........................                                                               471,976    471,976
  Preferred stock dividend requirements....                                                                  (261)      (261)
  Other....................................                                          19                                   19
  Fresh-start accounting adjustments.......   15,000      (70,261)   (13,815)  (235,898)                  684,752    435,039
                                              ------      -------   --------  ---------    --------   -----------  ---------
----------------------------------------------------------------------------------------------------------------------------
Reorganized Company:
Balances, April 1, 2001....................   15,000            -      3,750    431,289           -             -    435,039
  Net income for the nine months ended
   December 31, 2001.......................                                                                51,655     51,655
  Proceeds from public offering of
   common stock, net of fees and
   expenses of $5,937......................    2,077                     519     89,087                               89,606
  Grant of non-vested restricted stock and
   discounted common stock options.........      400                     100     21,362     (21,462)                       -
  Issuance of vested restricted stock......      200                      50      7,650                                7,700
  Deferred compensation amortization.......                                                   6,698                    6,698
  Other....................................        6                       2       (219)                                (217)
                                              ------      -------   --------  ---------    --------   -----------  ---------
Balances, December 31, 2001................   17,683            -   $  4,421  $ 549,169    $(14,764)  $    51,655  $ 590,481
                                              ======      =======   ========  =========    ========   ===========  =========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                  Reorganized |
                                                                    Company   |       Predecessor Company
                                                                  ------------|---------------------------------
                                                                  Nine months |Three months      Year ended
                                                                     ended    |   ended         December 31,
                                                                  December 31,| March 31,   --------------------
                                                                      2001    |    2001       2000       1999
                                                                  ------------|------------ ---------  ---------
Cash flows from operating activities:
  Net income (loss)..............................................  $  51,655  | $ 471,976   $ (64,751) $(714,387)
  Adjustments to reconcile net income (loss) to net cash                      |
   provided by operating activities:                                          |
   Depreciation and amortization.................................     50,219  |    18,645      73,545     93,196
   Amortization of deferred compensation costs...................      6,698  |         -           -          -
   Provision for doubtful accounts...............................     16,346  |     6,305      28,911    114,578
   Deferred income taxes.........................................     12,263  |         -           -          -
   Extraordinary gain on extinguishment of debt..................     (4,313) |  (422,791)          -          -
   Unusual transactions..........................................     (5,425) |         -       4,701    411,615
   Reorganization items..........................................          -  |   (53,666)     12,636     18,606
   Cumulative effect of change in accounting for start-up costs..          -  |         -           -      8,923
   Other.........................................................     (4,655) |     1,357      17,166     19,247
   Change in operating assets and liabilities:                                |
    Accounts receivable..........................................    (31,001) |   (14,668)    (21,590)    90,428
    Inventories and other assets.................................     18,698  |    12,476     (20,154)     5,868
    Accounts payable.............................................       (300) |   (10,845)     15,639     25,580
    Income taxes.................................................     17,582  |       108       2,961      6,431
    Due to third-party payors....................................    (16,570) |     2,051      (4,278)    99,370
    Other accrued liabilities....................................     79,504  |    28,628     149,279     67,616
                                                                   ---------  | ---------   ---------  ---------
      Net cash provided by operating activities                               |
       before reorganization items...............................    190,701  |    39,576     194,065    247,071
  Payment of reorganization items................................    (47,937) |    (3,745)     (8,525)   (15,684)
                                                                   ---------  | ---------   ---------  ---------
      Net cash provided by operating activities..................    142,764  |    35,831     185,540    231,387
                                                                   ---------  | ---------   ---------  ---------
Cash flows from investing activities:                                         |
  Purchase of property and equipment.............................    (65,243) |   (22,038)    (79,988)  (111,493)
  Acquisition of healthcare facilities...........................    (14,152) |         -           -          -
  Sale of investment in Behavioral Healthcare Corporation........     40,000  |         -           -          -
  Sale of other assets...........................................      7,933  |         -      15,241     12,289
  Surety bond deposits...........................................       (300) |         -      (4,647)   (17,213)
  Net change in investments......................................    (27,973) |   (28,178)    (46,904)     6,377
  Other..........................................................        809  |       224       1,731     (2,548)
                                                                   ---------  | ---------   ---------  ---------
      Net cash used in investing activities......................    (58,926) |   (49,992)   (114,567)  (112,588)
                                                                   ---------  | ---------   ---------  ---------
Cash flows from financing activities:                                         |
  Repayment of long-term debt....................................   (149,161) |    (4,355)    (18,696)   (26,776)
  Net change in borrowings under revolving lines of credit.......          -  |         -           -     55,000
  Payment of debtor-in-possession deferred financing costs.......          -  |      (100)     (1,226)    (3,752)
  Issuance of common stock.......................................     89,796  |         -           -          -
  Other..........................................................     11,172  |    (5,971)    (14,759)   (29,472)
                                                                   ---------  | ---------   ---------  ---------
      Net cash used in financing activities......................    (48,193) |   (10,426)    (34,681)    (5,000)
                                                                   ---------  | ---------   ---------  ---------
Change in cash and cash equivalents..............................     35,645  |   (24,587)     36,292    113,799
Cash and cash equivalents at beginning of period.................    155,154  |   184,642     148,350     34,551
                                                                   ---------  | ---------   ---------  ---------
Cash and cash equivalents at end of period.......................  $ 190,799  | $ 160,055   $ 184,642  $ 148,350
                                                                   =========  | =========   =========  =========
Supplemental information:                                                     |
  Interest payments..............................................  $   3,847  | $   2,606   $  11,930  $  35,783
  Income tax payments (refunds)..................................      6,605  |       392        (713)    (5,931)
  Rent payments to Ventas, Inc...................................    135,609  |    45,401     181,603    191,235

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING POLICIES

  Reporting Entity

   Kindred Healthcare, Inc. ("Kindred" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. The Company's health services division operates nursing centers and a rehabilitation therapy business. The Company's hospital division operates long-term acute care hospitals and an institutional pharmacy business.

   On April 20, 2001 (the "Effective Date"), the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of the Company's Fourth Amended Joint Plan of Reorganization (the "Plan of Reorganization"), as modified at the confirmation hearing by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In connection with its emergence, the Company changed its name to Kindred Healthcare, Inc.

   Since filing for protection under the Bankruptcy Code on September 13, 1999, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Company have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in the consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of presentation of the financial statements for each respective entity.

   As used in these financial statements, the term "Predecessor Company" refers to the Company and its operations for periods prior to April 1, 2001, while the term "Reorganized Company" is used to describe the Company and its operations for periods thereafter.

   While the adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company for periods prior to April 1, 2001 generally are not comparable to those of the Reorganized Company.

   In connection with the implementation of fresh-start accounting, the Company recorded an extraordinary gain of $422.8 million from the restructuring of its debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments were also recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of April 1, 2001. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1 - ACCOUNTING POLICIES (Continued)

  Reporting Entity (Continued)

   On May 1, 1998, Ventas, Inc. ("Ventas") (formerly known as Vencor, Inc.) completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company's former common stock (the "Spin-off"). Ventas retained ownership of substantially all of its real property and leases such real property to the Company. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company's historical financial statements following the Spin-off.

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

  Impact of Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminates the APB 30 requirements that discontinued operations be measured at net realizable value, and that future operating losses be included under "discontinued operations" in the financial statements. This new pronouncement will become effective for the Company beginning on January 1, 2002.

   In June 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

   In addition, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 also applies to excess reorganization value recognized in accordance with SOP 90-7. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 will become effective for the Company beginning on January 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test for the excess reorganization value recorded as of January 1, 2002. Any impairment loss recorded as a result of the transitional impairment test

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)

  Impact of Recent Accounting Pronouncements (Continued)


will be treated as a change in accounting principle. The adoption of SFAS 142 is not expected to result in an impairment to the excess reorganization value recorded in the balance sheet at December 31, 2001.

   Effective January 1, 2001, the Company adopted SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition and related disclosures and was effective beginning October 1, 2000. The Company was previously following the requirements provided under SAB 101 and, accordingly, the implementation of this pronouncement had no impact on the Company's financial position or results of operations.

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

   A summary of revenues by payor type follows (in thousands):

                        Reorganized |
                          Company   |        Predecessor Company
                        ------------|-----------------------------------
                        Nine months |Three months
                           ended    |   ended     Year ended December 31,
                        December 31,| March 31,   ----------------------
                            2001    |    2001        2000        1999
                        ------------|------------ ----------  ----------
      Medicare.........  $  901,505 |  $288,390   $1,050,758  $  918,395
      Medicaid.........     799,428 |   233,160      925,356     902,032
      Private and other     673,794 |   245,532      969,557     906,849
                         ---------- |  --------   ----------  ----------
                          2,374,727 |   767,082    2,945,671   2,727,276
      Elimination......     (45,708)|   (14,673)     (57,129)    (61,635)
                         ---------- |  --------   ----------  ----------
                         $2,329,019 |  $752,409   $2,888,542  $2,665,641
                         ========== |  ========   ==========  ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)


  Cash, Cash Equivalents and Cash-Restricted

   Cash, cash equivalents and cash-restricted include highly liquid investments with an original maturity of three months or less when purchased.
Cash-restricted consists primarily of amounts related to patient trust accounts, compensating balance arrangements with financial institutions and, at December 31, 2001, amounts derived from the sale of assets available to repay debt or fund future capital expenditures.

  Insurance Subsidiary Investments

   The Company maintains investments, consisting principally of money market securities, primarily for the payment of claims and expenses related to self-insured professional liability risks and workers compensation claims. These investments have been categorized as available-for-sale and are classified in the accompanying consolidated balance sheet based upon their original maturities.

  Accounts Receivable

   Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

   In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third-party payors and general industry conditions.

  Inventories

   Inventories consist primarily of medical supplies and are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

   Depreciation expense, computed by the straight-line method, was $44.2 million for the nine months ended December 31, 2001, $16.0 million for the three months ended March 31, 2001, $60.9 million for 2000 and $68.9 million for 1999. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

   Reorganization value in excess of amounts allocable to identifiable assets represents the portion of reorganization value of the Company at April 1, 2001 that could not be attributable to specific tangible or identified intangible assets recorded in connection with fresh-start accounting. Reorganization value in excess of amounts allocable to identifiable assets is amortized using the straight-line method over 20 years. Amortization expense recorded for the nine months ended December 31, 2001 totaled $5.7 million.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)


  Goodwill

   Effective January 1, 2000, the Company began amortizing pre-emergence goodwill using the straight-line method principally over 20 years. Prior thereto, goodwill was amortized over 40 years. Amortization expense recorded for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999 totaled $2.5 million, $11.7 million and $23.3 million, respectively.

   In the fourth quarter of 1999, in connection with the realignment of its former ancillary services division, the Company wrote off all goodwill associated with its rehabilitation therapy business. See Note 5.

  Long-Lived Assets

   The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future cash flows (undiscounted), the carrying values of such assets are reduced to fair value. See Note 6.

  Insurance Risks

   Provisions for loss for professional liability risks and workers compensation are based upon independent actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company's wholly owned, limited purpose insurance subsidiary are discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. To the extent that subsequent claims information varies from management's estimates, earnings are charged or credited. See Note 12.

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

  Comprehensive Income

   The Company has no other components of comprehensive income and as a result, comprehensive income or loss is equal to the net income or loss presented in the accompanying statement of operations.

  Earnings per Common Share

   Basic earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares are included in the 2000 and 1999 calculations of the diluted loss per common share since the result would be antidilutive.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 2 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 20, 2001, the Company and its subsidiaries emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. The Company and substantially all of its subsidiaries filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code on September 13, 1999.

   Following emergence, the Company is continuing to resolve proofs of claims filed in connection with the bankruptcy. On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated.

  Plan of Reorganization

   The Plan of Reorganization represents a consensual arrangement among Ventas, the Company's former senior bank lenders (the "Senior Lenders"), holders of the Company's former $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 (the "1998 Notes"), the U.S. Department of Justice (the "DOJ"), acting on behalf of the U.S. Department of Health and Human Services' Office of the Inspector General (the "OIG"), and the Centers for Medicare and Medicaid Services ("CMS") (collectively, the "Government") and the advisors to the official committee of unsecured creditors.

   The following is a summary of certain material provisions of the Plan of Reorganization. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan of Reorganization, as filed with the Commission.

   The Plan of Reorganization provided for, among other things, the following distributions:

   Senior Lender Claims-On the Effective Date, the Senior Lenders received new senior subordinated secured notes aggregating $300 million, bearing interest at the London Interbank Offered Rate ("LIBOR") (as defined in the agreement) plus 4 1/2%, with a maturity of seven years (the "Senior Secured Notes"). The interest on the Senior Secured Notes began to accrue in November 2001 and, in lieu of interest payments, the Company paid a $25.9 million obligation under the Government Settlement (as defined below) within the first two full fiscal quarters following the Effective Date as described below. In addition, holders of the Senior Lender claims received an aggregate distribution of 9,826,092 shares of the new common stock of Kindred on the Effective Date.

   Subordinated Noteholder Claims-The holders of the 1998 Notes and the remaining $2.4 million of the Company's former 8 5/8% Senior Subordinated Notes due 2007 (collectively, the "Subordinated Noteholder Claims") received, in the aggregate, 3,675,408 shares of Kindred common stock on the Effective Date. In addition, the holders of the Subordinated Noteholder Claims received warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of Kindred common stock, with a five-year term, comprised of warrants to purchase 2,000,000 shares at a price per share of $30.00 and warrants to purchase 5,000,000 shares at a price per share of $33.33 (collectively, the "Warrants").

   Ventas Claim-Ventas received the following treatment under the Plan of
Reorganization:

   On the Effective Date, the four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as of the effective date of the Plan of Reorganization (the "Master Lease Agreements"). The principal economic terms of the Master Lease Agreements are as follows:

      (1) A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

      (2) Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3 1/2% over the prior period annual aggregate minimum rent for the period from May 1, 2001 through April 30, 2004.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Plan of Reorganization (Continued)


   Thereafter, annual aggregate minimum rent payable in cash will escalate at an annual rate of 2% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 1 1/2% of the prior period annual aggregate minimum rent) which will accrete from year to year (with an interest accrual at LIBOR plus 4 1/2%). All accrued rent will be payable upon the repayment or refinancing of the Senior Secured Notes, after which the annual aggregate minimum rent payable in cash will escalate at an annual rate of 3 1/2% and there will be no further accrual feature. The annual escalator in each period is contingent upon the attainment of certain financial targets as described in the Master Lease Agreements.

      (3) A one-time option, that can be exercised by Ventas 5 1/4 years after the Effective Date, to reset the annual aggregate minimum rent under one or more of the Master Lease Agreements to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Master Lease Agreements are reset) to the Company.

      (4) Under the Master Lease Agreements, the "Event of Default" provisions also were substantially modified and provide Ventas with more flexibility in exercising remedies for events of default.

   In addition to the Master Lease Agreements, Ventas received a distribution of 1,498,500 shares of Kindred common stock on the Effective Date.

   Ventas and the Company also entered into the Tax Escrow Refund Agreement and First Amendment to the Tax Allocation Agreement as of the Effective Date that provides for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications (the "Tax Refund Escrow Agreement"). The escrowed funds will be available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

   All agreements and indemnification obligations between the Company and Ventas, except those modified by the Plan of Reorganization, were assumed by the Company as of the Effective Date.

   United States Claims-The claims of the Government (other than claims of the Internal Revenue Service and criminal claims, if any) were settled through a government settlement with the Company and Ventas which was effectuated through the Plan of Reorganization (the "Government Settlement").

   Under the Government Settlement, the Company paid the Government a total of $25.9 million as follows:

      (1)  $10 million was paid on the Effective Date, and

      (2) an aggregate of $15.9 million was paid during the first two full fiscal quarters following the Effective Date, plus accrued interest at the rate of 6% per annum beginning as of the Effective Date.

     Under the Government Settlement, Ventas will pay the Government a total of $103.6 million as follows:

      (1)  $34 million was paid on the Effective Date, and

      (2) the remainder will be paid over five years, bearing interest at the rate of 6% per annum beginning as of the Effective Date.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Plan of Reorganization (Continued)


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

   General Unsecured Creditors Claims-The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company's filing for protection under the Bankruptcy Code. These amounts generally will be paid in equal quarterly installments over three years beginning on September 30, 2001. The Company will pay interest on these claims at the rate of 6% per annum from the Effective Date, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, were paid in full within 30 days of the Effective Date.

   Preferred Stockholder and Common Stockholder Claims-The holders of the former preferred stock and common stock of the Company did not receive any distributions under the Plan of Reorganization. The former preferred stock and common stock were canceled on the Effective Date.

   Other Significant Provisions-As of the Effective Date, a new board of directors, including representatives of the principal security holders following the Effective Date, was appointed.

   A restricted share plan was approved under the Plan of Reorganization that provided for the issuance of 600,000 shares of Kindred common stock to certain key employees of the Company. The restricted shares are non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Plan of Reorganization for the issuance of stock options for up to 600,000 shares of Kindred common stock to certain key employees of the Company. The Plan of Reorganization also approved a long-term incentive plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals, and also provided for the continuation of the Company's management retention plan and the payment of certain performance bonuses on the Effective Date.

  Matters Related to Emergence

   On the Effective Date, the Company entered into a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) (the "Credit Facility") which constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Plan of Reorganization. Direct borrowings under the Credit Facility will bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   On the Effective Date, the Company filed a registration statement on Form 8-A with the Commission to register the Kindred common stock and Warrants under
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)


  Liabilities Subject to Compromise

   A substantial portion of pre-petition liabilities were subject to settlement under the Plan of Reorganization. "Liabilities subject to compromise" refers to liabilities incurred prior to September 13, 1999. These liabilities, consisting primarily of long-term debt, amounts due to third-party payors and certain accounts payable and accrued liabilities, represented the Company's estimate of known or potential claims to be resolved in connection with the bankruptcy. Payment terms for these amounts were set forth in the Plan of Reorganization.

   All pre-petition liabilities, other than those for which the Company received Bankruptcy Court approval to pay, are classified in the consolidated balance sheet as liabilities subject to compromise. A summary of the principal categories of claims classified as liabilities subject to compromise at December 31, 2000 follows (in thousands):

              Long-term debt:
                 Senior lender claims................. $  510,908
                 1998 Notes...........................    300,000
                 Amounts due under the CMS Agreement..     63,405
                 8 5/8% Senior Subordinated Notes.....      2,391
                 Unamortized deferred financing costs.    (10,306)
                 Other................................      2,873
                                                       ----------
                                                          869,271
                                                       ----------

              Due to third-party payors...............    116,062
              Accounts payable........................     36,053
              Income taxes............................     13,478
              Accrued liabilities:
                 Interest.............................     90,655
                 Ventas rent..........................     81,902
                 Other................................     52,952
                                                       ----------
                                                          225,509
                                                       ----------
                                                       $1,260,373
                                                       ==========

NOTE 3 - FRESH-START ACCOUNTING

   As previously discussed, the Company adopted the provisions of fresh-start accounting as of April 1, 2001. In adopting fresh-start accounting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the entity. The independent financial advisor determined an estimated reorganization value of $762 million before considering any long-term debt or other obligations assumed in connection with the Plan of Reorganization. This estimate was based upon the Company's cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $435 million was determined after taking into account the values of the obligations assumed in connection with the Plan of Reorganization.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - FRESH-START ACCOUNTING (Continued)

   A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

                                                 Predecessor                                                     Reorganized
                                                   Company                       Fresh-start                       Company
                                                -------------- --------------------------------------------     -------------
                                                                   Debt
                                                March 31, 2001 Restructuring   Adjustments    Reclassifications April 1, 2001
                                                -------------- -------------   -----------    ----------------- -------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $   160,055     $       -      $  (4,901)(i)     $       -      $  155,154
  Cash-restricted..............................       11,008        (2,763)(a)      6,000 (i)             -          14,245
  Insurance subsidiary investments.............       90,617             -              -                 -          90,617
  Accounts receivable less allowance for loss..      330,846        73,138 (b)          -                 -         403,984
  Inventories..................................       29,132             -              -                 -          29,132
  Other........................................       74,732         1,360 (a)          -                 -          76,092
                                                 -----------     ---------      ---------         ---------      ----------
                                                     696,390        71,735          1,099                 -         769,224

Property and equipment.........................      708,232             -       (268,528)(j)             -         439,704
Accumulated depreciation.......................     (316,862)            -        316,862 (j)             -               -
                                                 -----------     ---------      ---------         ---------      ----------
                                                     391,370             -         48,334                 -         439,704
Reorganization value in excess of amounts
  allocable to identifiable assets.............            -             -        157,958 (k)             -         157,958
Goodwill.......................................      156,765             -       (156,765)(l)             -               -
Investment in affiliates.......................        7,824             -         40,282 (m)             -          48,106
Other..........................................       77,673        (7,668)(a)     (1,823)(i)             -          70,925
                                                                     2,795 (c)        (52)(j)
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                                                 ===========     =========      =========         =========      ==========
         LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............................  $    90,279     $  (2,264)(b)  $  (4,030)(i)     $   1,602 (r)  $   85,587
  Salaries, wages and other compensation.......      178,319             -            (93)(i)         1,404 (r)     195,841
                                                                                    7,700 (n)
                                                                                    8,511 (o)
  Due to third-party payors....................       47,773        (4,569)(b)          -            10,651 (r)      53,855
  Other accrued liabilities....................       91,132         2,795 (c)     25,337 (o)        43,865 (r)     189,029
                                                                    25,900 (d)
  Income taxes.................................        2,850             -              -            14,867 (r)      17,717
  Long-term debt due within one year...........            -             -              -            18,316 (r)      18,316
                                                 -----------     ---------      ---------         ---------      ----------
                                                     410,353        21,862         37,425            90,705         560,345

Long-term debt.................................            -       300,000 (e)          -            43,606 (r)     343,606
Professional liability risks...................      106,505             -              -                 -         106,505
Deferred credits and other liabilities.........       14,128             -         (1,777)(p)        28,071 (r)      40,422
Liabilities subject to compromise..............    1,278,223         2,580 (a)     (2,028)(i)      (162,382)(r)           -
                                                                  (113,576)(b)     (2,726)(p)
                                                                  (902,755)(f)
                                                                   (94,285)(g)
                                                                    (3,051)(h)
Series A preferred stock (subject to compromise
 at March 31, 2001)............................        1,743        (1,743)(h)          -                 -               -

Stockholders' equity (deficit):
  Reorganized Company common stock, par
   value.......................................            -         3,750 (h)          -                 -           3,750
  Predecessor Company common stock, par
   value.......................................       17,565             -        (17,565)(q)             -               -
  Capital in excess of par value...............      667,187       431,289 (h)     17,565 (q)      (684,752)(s)     431,289
  Retained earnings (accumulated deficit)......   (1,165,682)      (11,651)(a)      5,427 (i)       684,752 (s)           -
                                                                   193,547 (b)     48,282 (j)
                                                                   (25,900)(d)    157,958 (k)
                                                                  (300,000)(e)   (156,765)(l)
                                                                   902,755 (f)     40,282 (m)
                                                                    94,285 (g)     (7,700)(n)
                                                                  (430,245)(h)    (33,848)(o)
                                                                                    4,503 (p)
                                                 -----------     ---------      ---------         ---------      ----------
                                                    (480,930)      857,830         58,139                 -         435,039
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                                                 ===========     =========      =========         =========      ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - FRESH-START ACCOUNTING (Continued)

   (a) To record the effect of the Tax Refund Escrow Agreement.

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

   (f) To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

               Senior lender claims................... $510,908
               Subordinated noteholder claims.........  302,391
               Accrued interest.......................   99,185
               Unamortized deferred financing costs...   (9,729)
                                                       --------
                                                       $902,755
                                                       ========

   (g) To write off accrued Ventas rent discharged in accordance with the Plan of Reorganization.

   (h) To record the issuance of Kindred common stock and Warrants and eliminate the preferred stock (and related loans) and accrued dividends of the Predecessor Company in accordance with the Plan of Reorganization.

   (i) To record miscellaneous provisions of the Plan of Reorganization.

   (j) To adjust the property and equipment to fair value and to write off previously recorded accumulated depreciation.

   (k) To record the reorganization value of the Company in excess of amounts allocable to identifiable assets.

   (l) To write off historical goodwill of the Predecessor Company.

   (m) To adjust investment in affiliates to fair value.

   (n) To record the value of the vested portion of restricted stock in accordance with the Plan of Reorganization.

   (o) To record reorganization costs consisting primarily of professional fees and management compensation to be paid in accordance with the Plan of Reorganization.

   (p) To adjust allowances for loss related to property disposals and non-income tax deficiencies.

   (q) To eliminate the common stock of the Predecessor Company.

   (r) To reclassify the pre-petition priority, secured and unsecured claims that were assumed by the Company in accordance with the Plan of Reorganization.

   (s) To eliminate the historical accumulated deficit and adjust stockholders' equity to reflect the fair value of the Company's total equity.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2000 (in thousands, except per share amounts):

                                            Year ended December 31,
                                            -----------------------
                                               2001        2000
                                            ----------  ----------
             Revenues...................... $3,081,428  $2,888,542
             Income from operations........     57,600      16,540
             Net income....................     61,913      16,540
             Earnings per common share:
                Basic:
                  Income from operations... $     3.74  $     1.09
                  Net income...............       4.02        1.09
                Diluted:
                  Income from operations... $     3.25  $     0.99
                  Net income...............       3.49        0.99

   The pro forma results exclude reorganization items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Plan of Reorganization occurred on January 1, 2000.

NOTE 5 - ANCILLARY SERVICES DIVISION REALIGNMENT

   During 1999, the Company operated its ancillary services business which provided respiratory and rehabilitation therapies and medical and pharmacy management services to nursing centers and other healthcare providers. As a result of significant declines in the demand for ancillary services caused by the Balanced Budget Act of 1997 (the "Balanced Budget Act"), management completed a realignment of its ancillary services division in the fourth quarter of 1999. The division's physical rehabilitation, speech and occupational therapies were integrated into the Company's health services division and the institutional pharmacy business was assigned to the hospital division. The respiratory therapy and other ancillary businesses were discontinued.

   In connection with the realignment, the Company recorded a charge aggregating $56.3 million in the fourth quarter of 1999. See Note 6.

NOTE 6 - UNUSUAL TRANSACTIONS

   Operating results for each of the last three years include certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded.

   2001

   Operating results for the nine months ended December 31, 2001 include a pretax gain of $3.2 million recorded in connection with the Company's favorable resolution of a legal dispute in the third quarter and a pretax gain of $2.2 million in connection with the resolution of a loss contingency related to a partnership interest in the fourth quarter.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - UNUSUAL TRANSACTIONS (Continued)


   2000

   Operating results for 2000 included a $4.5 million gain on the sale of a closed hospital recorded in the second quarter and a $9.2 million write-off of an impaired investment recorded in the third quarter.

   1999

   The following table summarizes the pretax impact of unusual transactions recorded during 1999 (in millions):

                                                             Quarters
                                                    -------------------------
                                                    First Second Third Fourth   Year
                                                    ----- ------ ----- ------  ------
(Income)/expense
Asset valuation losses:
   Long-lived asset impairment.....................                    $330.4  $330.4
   Investment in Behavioral Healthcare Corporation.       $15.2                  15.2
Cancellation of software development project.......         5.6                   5.6
Realignment of ancillary services division.........                      56.3    56.3
Retirement plan curtailment........................                       7.3     7.3
Corporate properties...............................                      (2.4)   (2.4)
                                                    ----  -----  ----  ------  ------
                                                    $  -  $20.8  $  -  $391.6  $412.4
                                                    ====  =====  ====  ======  ======

   Long-lived asset impairment-SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indications of impairment are present and the estimate of undiscounted future cash flows is not sufficient to recover asset carrying amounts. SFAS 121 also requires that long-lived assets held for disposal be carried at the lower of carrying value or fair value less costs of disposal, once management has committed to a plan of disposal.

   Operating results and related cash flows for 1999 did not meet management's expectations. These expectations were the basis upon which the Company valued its long-lived assets at December 31, 1998, in accordance with SFAS 121. In addition, certain events occurred in 1999 which had a negative impact on the Company's operating results and were expected to impact negatively its operations in the future. In connection with the negotiation of the Government Settlement during the bankruptcy, the Company agreed to exclude certain expenses from its hospital Medicare cost reports beginning September 1, 1999 for which the Company had been reimbursed in prior years. Medicare revenues related to the reimbursement of such costs aggregated $18 million in 1999. In addition, hospital revenues in 1999 were reduced by approximately $19 million as a result of disputes with certain insurers who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. The Company also reviewed the expected impact of the Balance Budget Refinement Act (the "BBRA") enacted in November 1999 (which provided a measure of relief for some of the impact of the Balanced Budget Act) and the realignment of its ancillary services division completed in the fourth quarter of 1999. The actual and expected future impact of these issues served as an indication to management that the carrying values of the Company's long-lived assets may be impaired.

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

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - UNUSUAL TRANSACTIONS (Continued)

   1999 (Continued)

   A summary of the impairment charges follows (in millions):

                                                             Property
                                                                and
                                                    Goodwill Equipment Total
                                                    -------- --------- ------
  Health services division.........................  $ 18.3   $ 37.7   $ 56.0
  Hospital division................................   198.9     75.5    274.4
                                                     ------   ------   ------
                                                     $217.2   $113.2   $330.4
                                                     ======   ======   ======

   Investment in Behavioral Healthcare Corporation-In connection with the acquisition of Transitional Hospitals Corporation ("Transitional") in 1997, the Company acquired a 44% voting equity interest (61% equity interest) in Behavioral Healthcare Corporation ("BHC"), an operator of psychiatric and behavioral clinics. In the second quarter of 1999, the Company wrote off its remaining investment in BHC aggregating $15.2 million as a result of deteriorating financial performance.

   In May 2001, the Company sold its investment in BHC for $40 million. No gain or loss was recorded in connection with this transaction because the Company reflected the fair value of the investment on April 1, 2001 in connection with fresh-start accounting. Under the terms of the Credit Facility and the Senior Secured Notes, proceeds from the sale of assets are available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under the Credit Facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under the Senior Secured Notes.

   Cancellation of software development project-In the second quarter of 1999, the Company canceled a nursing center software development project and charged previously capitalized costs to operations.

   Realignment of ancillary services division-As discussed in Note 5, the Company realigned its ancillary services division in the fourth quarter of 1999. As a result, the Company recorded a charge aggregating $56.3 million, including the write-off of goodwill totaling $42.3 million. The remainder of the charge related to the write-down of certain equipment to net realizable value and the recording of employee severance costs.

   Retirement plan curtailment-In December 1999, the Board of Directors approved the curtailment of benefits under the Company's supplemental executive retirement plan, resulting in an actuarially determined charge of $7.3 million. Under the terms of the curtailment, plan benefits were vested for each eligible participant through December 31, 1999 and the accrual of future benefits under the plan was substantially eliminated. The Board of Directors also deferred the time at which certain benefits would be paid to eligible participants. The plan was terminated in February 2001. However, the termination will have no effect on the future payment of vested benefits under the plan.

   Corporate properties-During 1999, the Company adjusted estimated property loss provisions recorded in 1998, resulting in a pretax credit of $2.4 million.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - FOURTH QUARTER ADJUSTMENTS IN 1999

   In addition to the unusual transactions discussed in Note 6, during the fourth quarter of 1999, the Company recorded certain adjustments which significantly impacted operating results. A summary of these adjustments follows (in millions):

                                             Health Services
                                                Division      Hospital Division
                                            ----------------  -----------------
                                            Nursing Ancillary
                                            Centers Services  Hospitals Pharmacy Corporate Total
                                            ------- --------- --------- -------- --------- ------
(Income)/expense
Provision for doubtful accounts............  $40.2    $26.8     $ 6.5    $ 8.9             $ 82.4
Medicare supplement insurance disputes.....                      18.8                        18.8
Third-party reimbursements and contractual
  allowances, including amounts due from
  government agencies and other payors that
  are subject to dispute...................    2.0               59.6                        61.6
Professional liability risks...............   14.7      0.4       1.8      0.1               17.0
Employee benefits..........................   (6.3)    (1.5)     (1.8)                       (9.6)
Incentive compensation.....................    2.2               (1.9)    (1.1)              (0.8)
Inventories................................    0.9                         6.3                7.2
Other......................................    1.7     (0.4)      2.0     (4.4)    $(2.8)    (3.9)
                                             -----    -----     -----    -----     -----   ------
                                             $55.4    $25.3     $85.0    $ 9.8     $(2.8)  $172.7
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

   During 1999, the Company recorded significant adjustments in the fourth quarter related to contractual allowances and doubtful accounts in each of its divisions. These adjustments represented changes in estimates resulting from management's assessment of its collection processes, the general financial deterioration of the long-term healthcare industry and the realignment of the Company's ancillary services division (including the cancellation of unprofitable contracts and the discontinuance of certain services) and the bankruptcy filing in September 1999.

   In addition, the Company recorded a significant adjustment in the fourth quarter of 1999 related to professional liability risks. This adjustment was recorded based upon actuarially determined estimates completed in the fourth quarter and reflects substantial increases in claims and litigation activity in the Company's nursing center business during 1999.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 - EARLY EXTINGUISHMENT OF DEBT

   In connection with the restructuring of its debt in accordance with the provisions of the Plan of Reorganization, the Company realized an extraordinary gain of $422.8 million. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

   A summary of the extraordinary gain follows (in thousands):

        Liabilities restructured:
           Debt obligations:
               Senior lender claims........................ $  510,908
               Subordinated noteholder claims..............    302,391
               Accrued interest............................     99,185
               Unamortized deferred financing costs........     (9,729)
                                                            ----------
                                                               902,755
        Amounts related to prior year Medicare cost reports    193,547
        Accrued Ventas rent................................     94,285
        Other..............................................     (6,857)
                                                            ----------
                                                             1,183,730
                                                            ----------
        Consideration exchanged:
           Senior secured notes............................    300,000
           Kindred common stock............................    368,339
           Warrants........................................     66,700
           Government settlement obligation................     25,900
                                                            ----------
                                                               760,939
                                                            ----------
                                                            $  422,791
                                                            ==========

   On May 30, 2001, the Company prepaid the outstanding balance in full satisfaction of its obligations under the CMS Agreement, resulting in an extraordinary gain of $1.4 million. The transaction was financed through the use of existing cash.

   In the fourth quarter of 2001, the Company prepaid $89.5 million of the Senior Secured Notes, resulting in an extraordinary gain of $2.9 million. The transaction was financed from proceeds of the public offering of Kindred common stock.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9 - EARNINGS PER SHARE

   Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for the Reorganized Company includes the dilutive effect of the Warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended March 31, 2001, the diluted calculation of earnings per common share for the Predecessor Company includes the dilutive effect of its former convertible preferred stock.

   A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                                          Reorganized  |
                                                                            Company    |        Predecessor Company
                                                                          ------------ | --------------------------------
                                                                          Nine months  | Three months      Year ended
                                                                             ended     |    ended         December 31,
                                                                          December 31, |  March 31,   -------------------
                                                                              2001     |     2001       2000      1999
                                                                          ------------ | ------------ --------  ---------
Earnings (loss):                                                                       |
  Income (loss) from operations..........................................   $47,342    |   $ 49,185   $(64,751) $(705,464)
  Extraordinary gain on extinguishment of debt...........................     4,313    |    422,791          -          -
  Cumulative effect of change in accounting for start-up costs...........         -    |          -          -     (8,923)
                                                                            -------    |   --------   --------  ---------
  Net income (loss)......................................................    51,655    |    471,976    (64,751)  (714,387)
  Preferred stock dividend requirements..................................         -    |       (261)    (1,046)    (1,046)
                                                                            -------    |   --------   --------  ---------
  Income (loss) available to common stockholders - basic computation.....    51,655    |    471,715    (65,797)  (715,433)
  Elimination of preferred stock dividend requirements upon assumed                    |
   conversion of preferred stock.........................................         -    |        261          -          -
                                                                            -------    |   --------   --------  ---------
  Net income (loss) - diluted computation................................   $51,655    |   $471,976   $(65,797) $(715,433)
                                                                            =======    |   ========   ========  =========
Shares used in the computation:                                                        |
  Weighted average shares outstanding - basic computation................    15,505    |     70,261     70,229     70,406
  Dilutive effect of the Warrants, employee stock options and non-vested               |
   restricted stock......................................................     2,753    |          -          -          -
  Assumed conversion of preferred stock..................................         -    |      1,395          -          -
                                                                            -------    |   --------   --------  ---------
  Adjusted weighted average shares outstanding - diluted computation.....    18,258    |     71,656     70,229     70,406
                                                                            =======    |   ========   ========  =========
Earnings (loss) per common share:                                                      |
  Basic:                                                                               |
   Income (loss) from operations.........................................   $  3.05    |   $   0.69   $  (0.94) $  (10.03)
   Extraordinary gain on extinguishment of debt..........................      0.28    |       6.02          -          -
   Cumulative effect of change in accounting for start-up costs..........         -    |          -          -      (0.13)
                                                                            -------    |   --------   --------  ---------
      Net income (loss)..................................................   $  3.33    |   $   6.71   $  (0.94) $  (10.16)
                                                                            =======    |   ========   ========  =========
  Diluted:                                                                             |
   Income (loss) from operations.........................................   $  2.59    |   $   0.69   $  (0.94) $  (10.03)
   Extraordinary gain on extinguishment of debt..........................      0.24    |       5.90          -          -
   Cumulative effect of change in accounting for start-up costs..........         -    |          -          -      (0.13)
                                                                            -------    |   --------   --------  ---------
      Net income (loss)..................................................   $  2.83    |   $   6.59   $  (0.94) $  (10.16)
                                                                            =======    |   ========   ========  =========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 - BUSINESS SEGMENT DATA

   The Company operates two business segments: the health services division and the hospital division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division operates hospitals and an institutional pharmacy business.

   The following table summarizes the Company's financial information by operating segment and gives effect to the realignment of the former ancillary services division for all periods presented. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company's business segments excludes the allocation of corporate overhead.

                                                              Reorganized  |
                                                                Company    |         Predecessor Company
                                                              ------------ | -----------------------------------
                                                              Nine months  | Three months       Year ended
                                                                 ended     |    ended          December 31,
                                                              December 31, |  March 31,   ----------------------
                                                                  2001     |     2001        2000        1999
                                                              ------------ | ------------ ----------  ----------
                                                                           |      (In thousands)
Revenues:                                                                  |
  Health services division:                                                |
   Nursing centers...........................................  $1,348,236  |   $429,523   $1,675,627  $1,594,244
   Rehabilitation services...................................      27,451  |     10,695      135,036     195,731
   Other ancillary services..................................           -  |          -            -      43,527
   Elimination...............................................           -  |          -      (77,191)   (128,267)
                                                               ----------  |   --------   ----------  ----------
                                                                1,375,687  |    440,218    1,733,472   1,705,235
  Hospital division:                                                       |
   Hospitals.................................................     822,935  |    271,984    1,007,947     850,548
   Pharmacy..................................................     176,105  |     54,880      204,252     171,493
                                                               ----------  |   --------   ----------  ----------
                                                                  999,040  |    326,864    1,212,199   1,022,041
                                                               ----------  |   --------   ----------  ----------
                                                                2,374,727  |    767,082    2,945,671   2,727,276
  Elimination of pharmacy charges to Company nursing centers.     (45,708) |    (14,673)     (57,129)    (61,635)
                                                               ----------  |   --------   ----------  ----------
                                                               $2,329,019  |   $752,409   $2,888,542  $2,665,641
                                                               ==========  |   ========   ==========  ==========
Income (loss) from operations:                                             |
  Operating income (loss):                                                 |
   Health services division:                                               |
    Nursing centers..........................................  $  234,500  |   $ 70,543   $  278,738  $  169,128
    Rehabilitation services..................................       8,112  |        690        8,047       2,891
    Other ancillary services.................................         508  |        250        4,737       4,166
                                                               ----------  |   --------   ----------  ----------
                                                                  243,120  |     71,483      291,522     176,185
   Hospital division:                                                      |
    Hospitals................................................     157,613  |     54,778      205,858     132,050
    Pharmacy.................................................      20,831  |      6,176        7,421         342
                                                               ----------  |   --------   ----------  ----------
                                                                  178,444  |     60,954      213,279     132,392
   Corporate overhead........................................     (85,239) |    (28,697)    (113,823)   (108,947)
   Unusual transactions......................................       5,425  |          -       (4,701)   (412,418)
   Reorganization items......................................           -  |     53,666      (12,636)    (18,606)
                                                               ----------  |   --------   ----------  ----------
    Operating income (loss)..................................     341,750  |    157,406      373,641    (231,394)
Rent.........................................................    (195,284) |    (76,995)    (307,809)   (305,120)
Depreciation and amortization................................     (50,219) |    (18,645)     (73,545)    (93,196)
Interest, net................................................     (12,455) |    (12,081)     (55,038)    (75,254)
                                                               ----------  |   --------   ----------  ----------
Income (loss) before income taxes............................      83,792  |     49,685      (62,751)   (704,964)
Provision for income taxes...................................      36,450  |        500        2,000         500
                                                               ----------  |   --------   ----------  ----------
                                                               $   47,342  |   $ 49,185   $  (64,751) $ (705,464)
                                                               ==========  |   ========   ==========  ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10 - BUSINESS SEGMENT DATA (Continued)

                                        Reorganized |
                                          Company   |      Predecessor Company
                                        ------------|--------------------------------
                                        Nine months |Three months     Year ended
                                           ended    |   ended        December 31,
                                        December 31,| March 31,   -------------------
                                            2001    |    2001        2000      1999
                                        ------------|------------ ---------- --------
                                                    |    (In thousands)
Rent:                                               |
 Health services division:                          |
   Nursing centers.....................  $  123,047 |  $44,253    $  176,802 $171,278
   Rehabilitation services.............          75 |       39           429      340
   Other ancillary services............           4 |        -           114    2,038
                                         ---------- |  -------    ---------- --------
                                            123,126 |   44,292       177,345  173,656
 Hospital division:                                 |
   Hospitals...........................      68,571 |   30,839       123,766  121,496
   Pharmacy............................       2,953 |      941         3,614    3,799
                                         ---------- |  -------    ---------- --------
                                             71,524 |   31,780       127,380  125,295
 Corporate.............................         634 |      923         3,084    6,169
                                         ---------- |  -------    ---------- --------
                                         $  195,284 |  $76,995    $  307,809 $305,120
                                         ========== |  =======    ========== ========
Depreciation and amortization:                      |
 Health services division:                          |
   Nursing centers.....................  $   16,693 |  $ 7,219    $   27,896 $ 25,149
   Rehabilitation services.............          24 |        -             4   13,162
   Other ancillary services............           - |      129           613    1,027
                                         ---------- |  -------    ---------- --------
                                             16,717 |    7,348        28,513   39,338
 Hospital division:                                 |
   Hospitals...........................      17,519 |    5,457        21,170   33,231
   Pharmacy............................       1,446 |      627         2,098    2,733
                                         ---------- |  -------    ---------- --------
                                             18,965 |    6,084        23,268   35,964
 Corporate.............................      14,537 |    5,213        21,764   17,894
                                         ---------- |  -------    ---------- --------
                                         $   50,219 |  $18,645    $   73,545 $ 93,196
                                         ========== |  =======    ========== ========
Capital expenditures:                               |
 Health services division..............  $   13,315 |  $ 7,962    $   28,451 $ 42,144
 Hospital division.....................      19,830 |    8,901        23,675   23,918
 Corporate:                                         |
   Information systems.................      20,266 |    3,496        25,475   40,777
   Other...............................      11,832 |    1,679         2,387    4,654
                                         ---------- |  -------    ---------- --------
                                         $   65,243 |  $22,038    $   79,988 $111,493
                                         ========== |  =======    ========== ========
Assets at end of period:                            |
 Health services division..............  $  392,938 |             $  494,636
 Hospital division.....................     497,057 |                354,302
 Corporate.............................     618,879 |                485,476
                                         ---------- |             ----------
                                         $1,508,874 |             $1,334,414
                                         ========== |             ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11 - INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

   Provision for income taxes consists of the following (in thousands):

                                         Reorganized  |
                                           Company    |    Predecessor Company
                                         ------------ | -------------------------
                                         Nine months  | Three months  Year ended
                                            ended     |    ended     December 31,
                                         December 31, |  March 31,   ------------
                                             2001     |     2001      2000   1999
                                         ------------ | ------------ ------  ----
 Current:                                             |
   Federal..............................   $20,805    |     $  -     $    -  $  -
   State................................     3,382    |      500      2,000   500
                                           -------    |     ----     ------  ----
                                            24,187    |      500      2,000   500
   Deferred.............................    12,263    |        -          -     -
                                           -------    |     ----     ------  ----
                                           $36,450    |     $500     $2,000  $500
                                           =======    |     ====     ======  ====

   Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

                                         Reorganized  |
                                           Company    |        Predecessor Company
                                         ------------ | --------------------------------
                                         Nine months  | Three months      Year ended
                                            ended     |    ended         December 31,
                                         December 31, |  March 31,   -------------------
                                             2001     |     2001       2000      1999
                                         ------------ | ------------ --------  ---------
  Income tax expense (benefit) at                     |
   federal rate.........................   $29,327    |   $ 17,390   $(21,963) $(249,861)
  State income tax expense (benefit),                 |
   net of federal income tax expense                  |
   (benefit)............................     2,933    |      1,739     (2,197)   (24,985)
  Goodwill amortization.................     2,211    |        999      3,997      8,541
  Write-off of goodwill.................         -    |          -          -     99,902
  Valuation allowance...................         -    |        685     12,222    154,933
  Reorganization items..................         -    |    (20,946)     7,372      4,672
  Other items, net......................     1,979    |        633      2,569      7,298
                                           -------    |   --------   --------  ---------
                                           $36,450    |   $    500   $  2,000  $     500
                                           =======    |   ========   ========  =========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11 - INCOME TAXES (Continued)

   A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                              Reorganized Company   |  Predecessor Company
                                             ---------------------- | ----------------------
                                                      2001          |          2000
                                             ---------------------- | ----------------------
                                              Assets    Liabilities |  Assets    Liabilities
                                             ---------  ----------- | ---------  -----------
Property and equipment...................... $  26,150    $    -    | $  74,818    $     -
Insurance...................................    33,437         -    |    33,747          -
Doubtful accounts...........................    72,829         -    |   140,526          -
Compensation................................    26,575         -    |    21,785          -
Net operating losses........................    98,878         -    |    79,915          -
Other.......................................    39,649     1,918    |    47,484     26,054
                                             ---------    ------    | ---------    -------
                                               297,518    $1,918    |   398,275    $26,054
                                                          ======    |              =======
Reclassification of deferred tax liabilities    (1,918)             |   (26,054)
                                             ---------              | ---------
Net deferred tax assets.....................   295,600              |   372,221
Valuation allowance.........................  (263,307)             |  (372,221)
                                             ---------              | ---------
                                             $  32,293              | $       -
                                             =========              | =========

   Deferred income taxes totaling $20.8 million at December 31, 2001 are included in other current assets, and deferred income taxes totaling $11.5 million at December 31, 2001 are included in other assets.

   In connection with fresh-start accounting, the Company's assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of net operating loss carryforwards ("NOLs") and other deferred tax credits.

   To the extent management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce reorganization value in excess of amounts allocable to identifiable assets recorded in fresh-start accounting and other intangible assets, with any excess being treated as an increase to capital in excess of par value. As of December 31, 2001, the Company had reduced the valuation allowance established in fresh-start accounting by approximately $44.6 million which resulted in a corresponding reduction to reorganization value in excess of amounts allocable to identifiable assets.

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

   The Company had NOLs of approximately $257 million (after the reductions in the attributes discussed above) at December 31, 2001. These NOLs expire in various amounts through 2021.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - INSURANCE RISKS

   The Company insures a substantial portion of its professional liability risks and, beginning in 2001, workers compensation through a wholly owned, limited purpose insurance subsidiary. Coverage for losses in excess of those insured by the insurance subsidiary are maintained through unaffiliated commercial insurance carriers. The provision for self-insured professional liability risks aggregated $49.2 million for the nine months ended December 31, 2001, $12.0 million for the three months ended March 31, 2001, $47.2 million for 2000 and $61.3 million for 1999. The provision for self-insured workers compensation risks was $21.0 million for the nine months ended December 31, 2001 and $8.0 million for the three months ended March 31, 2001. The cost of workers compensation insurance totaled $27.3 million for 2000 and $24.3 million for 1999.

   Provisions for loss for professional liability risks retained by the insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted.

   A summary of the assets and liabilities related to insurance risks included in the consolidated balance sheet at December 31 follows (in thousands):

                                      Reorganized Company        |       Predecessor Company
                               ----------------------------------|----------------------------------
                                              2001               |               2000
                               ----------------------------------|----------------------------------
                               Professional   Workers            |Professional   Workers
                                Liability   Compensation  Total  | Liability   Compensation  Total
                               ------------ ------------ --------|------------ ------------ --------
Assets:                                                          |
Current:                                                         |
 Insurance subsidiary                                            |
   investments................   $ 69,877     $29,224    $ 99,101|  $ 62,453     $     -    $ 62,453
 Reinsurance recoverables.....      5,584           -       5,584|    11,090           -      11,090
 Deposits.....................          -       1,640       1,640|         -       1,640       1,640
 Other........................          -           -           -|        56         728         784
                                 --------     -------    --------|  --------     -------    --------
                                   75,461      30,864     106,325|    73,599       2,368      75,967
Non-current:                                                     |
 Insurance subsidiary                                            |
   investments................     16,976           -      16,976|     2,134           -       2,134
 Reinsurance recoverables.....      8,840           -       8,840|    10,533           -      10,533
 Deposits.....................      3,400           -       3,400|         -           -           -
 Other........................        313       1,491       1,804|       323         821       1,144
                                 --------     -------    --------|  --------     -------    --------
                                   29,529       1,491      31,020|    12,990         821      13,811
                                 --------     -------    --------|  --------     -------    --------
                                 $104,990     $32,355    $137,345|  $ 86,589     $ 3,189    $ 89,778
                                 ========     =======    ========|  ========     =======    ========
Liabilities:                                                     |
Allowance for insurance risks:                                   |
 Current......................   $ 26,529     $ 7,982    $ 34,511|  $ 17,888     $15,925    $ 33,813
 Non-current..................    136,764      25,793     162,557|   101,209         821     102,030
                                 --------     -------    --------|  --------     -------    --------
                                 $163,293     $33,775    $197,068|  $119,097     $16,746    $135,843
                                 ========     =======    ========|  ========     =======    ========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13 - LONG-TERM DEBT

  Capitalization

   A summary of long-term debt at December 31 follows (in thousands):

                                                             Reorganized|Predecessor
                                                               Company  |  Company
                                                             -----------|-----------
                                                                2001    |   2000
                                                             -----------|-----------
Senior Secured Notes due 2008 (effective floating rate                  |
  averaging 8.1%)...........................................  $210,500  | $       -
Term A Loan, 7.9% to 8.6% (rates generally floating)                    |
  payable in periodic installments through 2003.............         -  |   224,623
Term B Loan, 8.4% to 9.1% (rates generally floating)                    |
  payable in periodic installments through 2005.............         -  |   226,491
Bank revolving credit agreement due 2003 (floating rates                |
  averaging 10%)............................................         -  |    59,794
9 7/8% Guaranteed Senior Subordinated Notes due 2005........         -  |   300,000
8 5/8% Senior Subordinated Notes due 2007...................         -  |     2,391
Amounts due to CMS, 13.4% payable in monthly installments               |
  through 2004..............................................         -  |    63,405
Unamortized deferred financing costs........................         -  |   (10,306)
Other.......................................................     2,187  |     2,873
                                                              --------  | ---------
   Total debt, average life of 6 years (rates averaging                 |
     8.1%)..................................................   212,687  |   869,271
Amounts due within one year.................................      (418) |         -
Amounts subject to compromise...............................         -  |  (869,271)
                                                              --------  | ---------
   Long-term debt...........................................  $212,269  | $       -
                                                              ========  | =========

   In accordance with the terms of the agreement, the aggregate commitments under the Credit Facility were reduced to $75 million upon the consummation of the public offering of Kindred common stock in the fourth quarter of 2001.

   In connection with the bankruptcy, the Company entered into a $100 million debtor-in-possession financing agreement (the "DIP Financing"). The DIP Financing was initially comprised of a $75 million tranche A revolving loan and a $25 million tranche B revolving loan. Interest was payable at prime plus
2 1/2% on the tranche A loan and prime plus 4 1/2% on the tranche B loan. The DIP Financing was terminated on the Effective Date.

   In connection with the Spin-off, the Company consummated the $1.0 billion credit agreement which included: (a) a five-year $300 million revolving credit facility (the "Revolving Credit Facility"), (b) a $250 million Term A Loan (the "Term A Loan") payable in various installments over five years, (c) a $250 million Term B Loan (the "Term B Loan") payable in installments of 1% per year with the outstanding balance due in seven years and (d) a $200 million Bridge Loan (the "Bridge Loan") which was repaid in September 1998 primarily from the proceeds of the sale of the Company's investment in an affiliate. Interest was payable, depending on certain leverage ratios and other factors, at a rate of prime plus 2% to 3 1/2% for the Revolving Credit Facility, LIBOR plus 3/4% to 3% for the Term A Loan, and LIBOR plus 2 1/4% to 3 1/2% for the Term B Loan.

  Other Information

   The Company was a party to an interest rate swap agreement that eliminated the impact of changes in interest rates on $100 million of floating rate debt outstanding. The agreement provided for fixed rates on $100 million of floating rate debt at 6.4% plus 3/8% to 1 1/8% and expired in May 2000. The fair value of the swap agreements, or the estimated amount the Company would have paid to terminate the agreements based on current interest rates, was not recognized in the consolidated financial statements in 2000.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - LONG-TERM DEBT (Continued)

  Other Information (Continued)



   Scheduled maturities of long-term debt in years 2003 through 2006 approximate $258,000, $63,000, $69,000 and $75,000, respectively.

   The estimated fair value of the Company's long-term debt was $213 million and $537 million at December 31, 2001 and 2000, respectively, compared to carrying amounts aggregating $213 million and $880 million.

   The terms of the Company's Senior Secured Notes and Credit Facility include certain covenants which limit annual capital expenditures and limit the amount of debt that may be incurred in financing acquisitions. In addition, these agreements restrict the Company's ability to transfer funds to the parent company or repurchase its common stock and prohibit the payment of cash dividends to stockholders.

NOTE 14 - LEASES

   The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments under non-cancelable operating leases are as follows (in thousand):

                                                         Minimum Payments
                                                    --------------------------
  Year                                               Ventas   Other    Total
  ----                                              -------- -------- --------
  2002............................................. $180,714 $ 51,056 $231,770
  2003.............................................  180,714   44,558  225,272
  2004.............................................  180,714   34,062  214,776
  2005.............................................  180,714   32,476  213,190
  2006.............................................  180,714   29,414  210,128
  Thereafter.......................................  610,928  118,084  729,012

NOTE 15 - CONTINGENCIES

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

   Principal contingencies are described below:

      Revenues-Certain third-party payments are subject to examination by agencies administering the programs. The Company is contesting certain issues raised in audits of prior year cost reports.

      Professional liability risks-The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Actual settlements may differ from the provisions for loss. See Note 12.

      Guarantees of indebtedness-Letters of credit and guarantees of indebtedness aggregated $8.1 million at December 31, 2001.

      Income taxes-Under the terms of the Tax Refund Escrow Agreement, the Company is contesting adjustments proposed by the Internal Revenue Service for the years 1997 and 1998.

      Litigation-The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 21.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16 - CAPITAL STOCK

  Public Equity Offering

   In the fourth quarter of 2001, the Company completed a public offering of approximately 2.1 million shares of Kindred common stock. The net proceeds from the transaction aggregating $89.6 million were used to repay a portion of the outstanding borrowings under the Senior Secured Notes.

  Plan Descriptions

   Since its emergence from bankruptcy, the Company has adopted plans under which restricted stock awards and options to purchase Kindred common stock may be granted to officers, directors and key employees. Shares authorized under these plans aggregated 2.2 million. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant.

   Upon emergence, the Company granted 600,000 shares of restricted stock to key employees of the Company. On the Effective Date, 200,000 shares of the restricted stock valued at $7.7 million vested immediately. The remaining 400,000 shares of restricted stock vest over a four-year period. In addition, the Company granted 964,400 options to purchase Kindred common stock with an exercise price of $32.00 per share, less than the fair market value of the Kindred common stock on the date of grant of $38.50 per share.

   Unearned compensation related to the restricted stock and discounted stock option awards is amortized over the vesting period. Compensation expense related to these awards approximated $6.7 million for the nine months ended December 31, 2001.

   Activity in the various plans is summarized below:

                                           Shares                        Weighted
                                           Under     Option Price per    Average
                                           Option         Share       Exercise Price
                                         ----------  ---------------- --------------
Predecessor Company:
  Balances, December 31, 1998...........  8,823,634  $ 0.08 to $16.58     $ 5.72
   Granted..............................    423,000    0.63 to   4.50       2.50
   Exercised............................     (7,031)             0.34       0.34
   Canceled or expired.................. (1,196,924)   0.34 to  16.58       6.19
                                         ----------
  Balances, December 31, 1999...........  8,042,679    0.08 to  15.09       5.50
   Canceled or expired.................. (1,813,066)   0.39 to  14.93       6.98
                                         ----------
  Balances, December 31, 2000...........  6,229,613    0.08 to  15.09       5.07
   Canceled or expired..................   (563,547)   3.81 to   9.80       5.22
   Elimination of stock options in
     connection with the Plan of
     Reorganization..................... (5,666,066)   0.08 to  15.09       5.06
                                         ----------
-----------------------------------------------------------------------------------
Reorganized Company:
  Balances, April 1, 2001...............          -
   Granted..............................  1,066,900   32.00 to  59.00      34.13
   Canceled.............................    (96,800)  32.00 to  59.00      33.87
                                         ----------
  Balances, December 31, 2001...........    970,100  $32.00 to $59.00     $34.15
                                         ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16 - CAPITAL STOCK (Continued)

  Plan Descriptions (Continued)

   A summary of stock options outstanding at December 31, 2001 follows:

                          Options Outstanding            Options Exercisable
                  ------------------------------------ ------------------------
                                   Weighted
                      Number        Average   Weighted     Number      Weighted
                    Outstanding    Remaining  Average    Exercisable   Average
    Range of      at December 31, Contractual Exercise at December 31, Exercise
 Exercise Prices       2001          Life      Price        2001        Price
 ---------------  --------------- ----------- -------- --------------- --------
 $32.00 to $47.50     884,300       6 years    $32.18         -           -
 $49.05 to $59.00      85,800      10 years     54.56         -           -
                      -------
                      970,100       6 years     34.15         -           -
                      =======

   Shares of Kindred common stock available for future grants were 629,900 at December 31, 2001. Shares of Predecessor Company common stock available for future grants were 6,001,333 and 3,824,628 at December 31, 2000 and 1999, respectively.

  Statement No. 123 Data

   The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options.

   Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.59% for 2001, 5.90% for 2000 and 5.30% for 1999; no dividend yield; expected term of 4 years and volatility factors of the expected market price of the common stock of .43 for 2001, .85 for 2000 and .82 for 1999.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair values of options granted during 2001 under a Black-Scholes valuation model were $17.64 for options issued with an exercise price less than the market price on the date of grant and $28.08 for options with an exercise price equal to the market price on the date of grant. There were no options granted during 2000 and the fair value of options granted during 1999 was $1.92.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16 - CAPITAL STOCK (Continued)

  Statement No. 123 Data (Continued)
   Pro forma information follows (in thousands, except per share amounts):

                                            Reorganized  |
                                              Company    |         Predecessor Company
                                            ------------ | -----------------------------------
                                            Nine months  | Three months
                                               ended     |    ended      Year ended December 31,
                                            December 31, |  March 31,    ----------------------
                                                2001     |     2001         2000         1999
                                            ------------ | ------------   --------    ---------
Pro forma income (loss) available to common              |
  stockholders.............................   $49,910    |   $498,767    $(71,296)    $(725,319)
Pro forma earnings (loss) per common share:              |
   Basic...................................   $  3.22    |   $   7.10    $  (1.02)    $  (10.30)
   Diluted.................................   $  2.71    |   $   6.96    $  (1.02)    $  (10.30)

   The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years since variables such as option grants, cancellations and stock price volatility included in the disclosures may not be indicative of future activity.

NOTE 17 - EMPLOYEE BENEFIT PLANS

   The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and generally are vested based upon length of service. Retirement plan expense was $8.0 million for the nine months ended December 31, 2001, $3.0 million for the three months ended March 31, 2001, $8.8 million for 2000 and $10.8 million for 1999. Amounts equal to retirement plan expense are funded annually.

   The Company also maintained a supplemental executive retirement plan covering certain officers under which benefits were determined based primarily upon participants' compensation and length of service with the Company. The cost of the plan aggregated $155,000 for the nine months ended December 31, 2001, $56,000 for the three months ended March 31, 2001, $300,000 for 2000 and $11.0 million for 1999. In January 1999, the Company funded $3.7 million of plan obligations to participants through the purchase of annuities. As discussed in Note 6, the plan was curtailed in December 1999 and terminated in February 2001.

NOTE 18 - ACCRUED LIABILITIES

   A summary of other accrued liabilities at December 31 follows (in thousands):

                                                Reorganized | Predecessor
                                                  Company   |   Company
                                                ----------- | -----------
                                                   2001     |    2000
                                                ----------- | -----------
        Professional liability risks...........  $ 26,529   |   $17,888
        Patient accounts.......................    25,105   |    24,490
        Taxes other than income................    23,165   |    16,723
        Accrued reorganization items...........    20,075   |     7,032
        Other..................................    43,697   |    15,319
                                                 --------   |   -------
                                                 $138,571   |   $81,452
                                                 ========   |   =======

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 19 - RELATED PARTY TRANSACTIONS

   Pursuant to the Plan of Reorganization, the Company issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of the Senior Secured Notes, (2) 15,000,000 shares of Kindred common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants have a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of the Company and the holders of the Company's former common stock relinquished control.

   In connection with the Plan of Reorganization, the Company also entered into a registration rights agreement with Appaloosa Management L.P., Franklin Mutual Advisers, LLC, Goldman, Sachs & Co. ("Goldman") and Ventas Realty, Limited Partnership (the "Registration Rights Agreement"). The Registration Rights Agreement requires the Company to use its reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of their shares of Kindred common stock or Warrants are sold, a "shelf" registration statement covering sales of such security holders' shares of Kindred common stock and Warrants or, in the case of Ventas, the distribution of some or all of the shares of Kindred common stock that it owns to the Ventas stockholders. The Company filed the shelf registration statement on Form S-3 with the Commission on September 19, 2001. The shelf registration statement became effective on November 7, 2001.

   The Registration Rights Agreement also provides that, subject to certain limitations, each security holder party thereto has the right to demand that the Company register all or a part of Kindred common stock and Warrants acquired by that security holder pursuant to the Plan of Reorganization, provided that the estimated market value of Kindred common stock and Warrants to be registered is at least $10 million in the aggregate or not less than 5% of Kindred common stock and Warrants. The Company is required to use its reasonable best efforts to effect any such registration. Such registrations will be at the Company's expense, subject to certain exceptions.

   In addition, under the Registration Rights Agreement, the security holders party thereto have certain rights to require the Company to include in any registration statement that it files with respect to any offering of equity securities (whether for the Company's own account or for the account of any holders of the Company's securities) such amount of Kindred common stock and Warrants as are requested by the security holder to be included in the registration statement, subject to certain exceptions. Such registrations will be at the Company's expense, subject to certain exceptions. As discussed below, the parties to the Registration Rights Agreement participated in the Company's public equity offering in the fourth quarter of 2001.

   Pursuant to Amendment No. 1 to the Registration Rights Agreement dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for the Company to file a "shelf" registration statement from 120 days to 150 days after the Effective Date. As noted above, the Company filed a shelf registration statement with the Commission on September 19, 2001 and the shelf registration statement was declared effective on November 7, 2001.

   Pursuant to Amendment No. 2 to the Registration Rights Agreement dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of Kindred common stock that it owns to its stockholders on or after December 24, 2001.

   In the fourth quarter of 2001, the Company completed a public offering of approximately 3.6 million shares of Kindred common stock priced at $46.00 per share. In the offering, the Company sold approximately 2.1 million newly issued shares and certain of the holders of five percent or more of the Kindred common stock participated in the offering as selling shareholders.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)


   In addition, Goldman acted as co-lead manager in the public offering. In accordance with the underwriting agreement entered into between various parties, including the Company and Goldman, the Company paid Goldman approximately $2.9 million in underwriting commissions.

   In connection with the Plan of Reorganization, the Company also entered into and assumed several agreements with Ventas. In addition to Kindred common stock received by Ventas, the Company amended and restated its master lease agreements with Ventas and paid Ventas a $4.5 million cash payment in April 2001 as additional future rent. The Company also assumed and agreed to continue to perform its obligations under various agreements (the "Spin-off Agreements") entered into at the time of the Spin-off. Descriptions of the agreements with Ventas are summarized below.

Master Lease Agreements

   Under the Plan of Reorganization, the Company assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into the Master Lease Agreements. The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements, as filed by the Company with the Commission.

  Term and Renewals

   Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 7 to 12 leased properties. Each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

   At the Company's option, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. The Company may further extend for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based on the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

   The Company may not extend the Master Lease Agreements beyond the base term or any previously exercised renewal term if, at the time the Company seeks such extension and at the time such extension takes effect, (1) an event of default has occurred and is continuing or (2) a Medicare/Medicaid event of default (as described below) and/or a licensed bed event of default (as described below) has occurred and is continuing with respect to three or more leased properties subject to a particular Master Lease Agreement. The base term and renewal term of each Master Lease Agreement are subject to termination upon default by the Company (subject to certain exceptions) and certain other conditions described in the Master Lease Agreements.

  Rental Amounts and Escalators

   Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all insurance required in

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Master Lease Agreements (Continued)

  Rental Amounts and Escalators (Continued)

connection with the leased properties and the business conducted on the leased properties, (2) all taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas) and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

   Under each Master Lease Agreement, the aggregate annual rent is referred to as base rent. Base rent equals the sum of current rent and accrued rent. The Company is obligated to pay the portion of base rent that is current rent, and unpaid accrued rent will be paid as set forth below.

   From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by the Company currently is $180.7 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 3 1/2% over the prior period base rent if certain revenue parameters are obtained. The Company paid rents to Ventas approximating $135.6 million for the nine months ended December 31, 2001, $45.4 million for the three months ended March 31, 2001, $181.6 million for 2000 and $191.2 million for 1999.

   Each Master Lease Agreement also provides that beginning May 1, 2004, the annual aggregate base rent payable in cash will escalate at an annual rate of 2% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 1 1/2/% of the prior period base rent) which will accrete from year to year including an interest accrual at LIBOR plus 4 1/2% to be added to the annual accreted amount. This interest will not be added to the aggregate base rent in subsequent years. /

   The unpaid accrued rent will become payable upon the refinancing of the Company's existing credit agreements or the termination or expiration of the applicable Master Lease Agreement.

  Reset Rights

   During the one-year period commencing in July 2006, Ventas will have a one time option to reset the base rent, current rent and accrued rent under each Master Lease Agreement to the then fair market rental of the leased properties. Upon exercising this reset right, Ventas will pay the Company a fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements. The determination of the fair market rental will be effectuated through the appraisal procedures in the Master Lease Agreements.

  Use of the Leased Property

   The Master Lease Agreements require that the Company utilize the leased properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent. The Company is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for the leased properties to comply with various healthcare regulations. The Company also is obligated to operate continuously each leased property as a provider of healthcare services.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Master Lease Agreements (Continued)


  Events of Default

   Under each Master Lease Agreement, an "Event of Default" will be deemed to occur if, among other things:

  . the Company fails to pay rent or other amounts within five days after notice,

  . the Company fails to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

  . certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code,

  . an event of default arising from the Company's failure to pay principal or interest on the Senior Secured Notes or any other indebtedness exceeding $50 million,

  . the maturity of the Senior Secured Notes or any other indebtedness exceeding $50 million is accelerated,

  . the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days,

  . a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

  . the Company or its subtenant lose any required healthcare license, permit or approval or fails to comply with any legal requirements as determined by a final unappealable determination,

  .  the Company fails to maintain insurance,

  .  the Company creates or allows to remain certain liens,

  .  the Company breaches any material representation or warranty,

  . a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if the Company has voluntarily "banked" licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a "licensed bed event of default"),

  . Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a "Medicare/Medicaid event of default"),

  . the Company becomes subject to regulatory sanctions as determined by a final unappealable determination and fails to cure such regulatory sanctions within its specified cure period for any facility, the Company fails to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

  . the Company fails to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Master Lease Agreements (Continued)


  Remedies for an Event of Default

   Except as noted below, upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

      (1) after not less than ten days' notice to the Company, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

      (2) without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with the Company remaining liable under such Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

      (3) seek any and all other rights and remedies available under law or in equity.

   In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default, Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and licensed bed events of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing (a) with respect to not more than two properties at the same time under a Master Lease Agreement that covers 41 or more properties and (b) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing (a) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (b) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, or (c) with respect to three or more properties at the same time under a Master Lease Agreement that covers 41 or more properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

  Assignment and Subletting

   Except as noted below, the Master Lease Agreements provide that the Company may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities, (3) has a favorable business and operational reputation and character and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement.The Company may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Master Lease Agreements (Continued)

  Assignment and Subletting (Continued)


   In addition, each Master Lease Agreement allows the Company to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas' consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) the Company cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, the Company will not be released from its obligations under the applicable Master Lease Agreement.

   Subject to certain exclusions, the Company must pay to Ventas 80% of any consideration received by the Company on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (roughly equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas' right to such payments will be subordinate to that of the Company's lenders.

   Ventas will have the right to approve the purchaser at a foreclosure of one or more of the Company's leasehold mortgages by the Company's lenders. Such approval will not be unreasonably withheld so long as such purchaser is creditworthy, reputable and has four years experience in operating healthcare facilities. Any dispute regarding whether Ventas has unreasonably withheld its consent to such purchaser will be subject to expedited arbitration.

   Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, the Company's aggregate lease obligations remain unchanged. Ventas exercised this severance right with respect to Master Lease Agreement No. 1 to create a new lease of 40 nursing centers (the "CMBS Lease") and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Lease Agreements with certain modifications requested by Ventas' lender and required to be made by the Company pursuant to the Master Lease Agreements. The transaction closed on December 12, 2001.

Spin-off Agreements and Other Arrangements Under the Plan of Reorganization

   In order to govern certain of the relationships between the Company and Ventas after the Spin-off and to provide mechanisms for an orderly transition, the Company and Ventas entered into the Spin-off Agreements at the time of the Spin-off. Except as noted below, the following agreements between Ventas and the Company were assumed by the Company and certain of these agreements were simultaneously amended in accordance with the terms of the Plan of Reorganization.

  Tax Allocation Agreement and Tax Refund Escrow Agreement

   The Tax Allocation Agreement, entered into at the time of the Spin-off, was assumed by the Company under the Plan of Reorganization and then amended and supplemented by the Tax Refund Escrow Agreement. Both of these agreements are described below.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Spin-off Agreements and Other Arrangements Under the Plan of Reorganization (Continued)

  Tax Allocation Agreement and Tax Refund Escrow Agreement (Continued)


   The Tax Allocation Agreement provides that the Company will be liable for, and will hold Ventas harmless from and against, (1) any taxes of the Company and its then subsidiaries (the "Kindred Group") for periods after the Spin-off,
(2) any taxes of Ventas and its then subsidiaries (the "Ventas Group") or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that the Company derives certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, the Company would be entitled to any refund or credit in respect of taxes owed or paid by the Company under (1), (2) or (3) above. The Company's liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas' actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

   Under the Tax Allocation Agreement, Ventas would be liable for, and would hold the Company harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas' liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

   On the Effective Date, Ventas and the Company entered into the Tax Refund Escrow Agreement governing their relative entitlement to certain tax refunds received on or after September 13, 1999 by Ventas or the Company for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Ventas or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third-party escrow agent on the Effective Date.

   The Tax Refund Escrow Agreement provides that each party shall notify the other of any asserted Subject Tax liability of which it becomes aware, that either party may request that asserted liabilities for Subject Taxes be contested, that neither party may settle such a contest without the consent of the other, that each party shall have a right to participate in any such contest, and that the parties generally shall cooperate with regard to Subject Taxes and Subject Refunds and shall mutually and jointly control any audit or review process related thereto. The funds in the escrow account (the "Escrow Funds") may be released from the escrow account to pay Subject Taxes and as otherwise provided therein.

   The Tax Refund Escrow Agreement provides generally that Ventas and the Company waive their respective rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the Escrow Funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Spin-off Agreements and Other Arrangements Under the Plan of Reorganization (Continued)

  Tax Allocation Agreement and Tax Refund Escrow Agreement (Continued)

To the extent that the Escrow Funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Ventas and the Company to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Ventas and the Company to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

   Interest earned on the Escrow Funds or included in refund amounts received from governmental authorities will be distributed equally to each of Ventas and the Company on an annual basis. For the year ended December 31, 2001, the Company has recorded approximately $368,000 of interest income related to the Escrow Funds. Any Escrow Funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Ventas and the Company.

  Agreement of Indemnity-Third Party Leases

   In connection with the Spin-off, Ventas assigned its former third-party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant to the Company (the "Third Party Leases"). The lessors of these properties may claim that Ventas remains liable on the Third Party Leases assigned to the Company. Under the terms of the Agreement of Indemnity-Third Party Leases, the Company has agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of the Third Party Leases. Under the Plan of Reorganization, the Company assumed and agreed to fulfill its obligations under the Agreement of Indemnity-Third Party Leases.

  Agreement of Indemnity-Third Party Contracts

   In connection with the Spin-off, Ventas assigned its former third-party guaranty agreements to the Company (the "Third Party Guarantees"). Ventas may remain liable on the Third Party Guarantees assigned to the Company. Under the terms of the Agreement of Indemnity-Third Party Contracts, the Company has agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of the Third Party Guarantees assigned to the Company. The Third Party Guarantees were entered into in connection with certain acquisitions and financing transactions that occurred prior to the Spin-off. Under the Plan of Reorganization, the Company assumed and agreed to fulfill its obligations under the Agreement of Indemnity-Third Party Contracts.

  Assumption of Other Liabilities

   In connection with the Spin-off, the Company agreed to assume and to indemnify Ventas for any and all liabilities that may arise out of the ownership or operation of the healthcare operations either before or after the date of the Spin-off. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on these healthcare operations. In addition, at the time of the Spin-off, the Company agreed to assume the defense, on behalf of Ventas, of any claims that were pending at the time of the Spin-off, and which arose out of the ownership or operation of the healthcare operations. The Company also agreed to defend, on behalf of Ventas, any claims asserted after the Spin-off which arise out of the ownership and operation of the healthcare operations. Under the Plan of Reorganization, the Company assumed and agreed to perform its obligations under these indemnifications.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Spin-off Agreements and Other Arrangements Under the Plan of Reorganization (Continued)

  Assumption of Other Liabilities (Continued)


   In connection with the Spin-off, the Company and Ventas entered into a Development Agreement and a Participation Agreement. Under the terms of the Development Agreement, the Company agreed that upon completion of each development property, Ventas would have the option to purchase the development property from the Company at a purchase price equal to the amount of the Company's actual costs in acquiring, developing and improving such development property prior to the purchase date. If Ventas purchased the development property, the Company would lease the development property from Ventas. The annual base rent under such a lease would have been ten percent of the actual costs incurred by the Company in acquiring and developing the development property. The other terms of the lease for the development property would have been substantially similar to those set forth in the original master lease agreements.

   Under the terms of the Participation Agreement, the Company had a right of first offer to become the lessee of any real property acquired or developed by Ventas which was to be operated as a hospital, nursing center or other healthcare facility, provided that the Company and Ventas negotiated a mutually satisfactory lease arrangement. The Participation Agreement also provided, subject to certain terms, that the Company would provide Ventas with a right of first offer to purchase or finance any healthcare related real property that the Company determined to sell or mortgage to a third party, provided that the Company and Ventas negotiated mutually satisfactory terms for such purchase or mortgage.

   The Participation Agreement and the Development Agreement were terminated on the Effective Date. The Company and Ventas are deemed to have waived any and all damages, claims, liabilities, obligations, and causes of action related to or arising out of these agreements.

Terminated Arrangements with Ventas

   The Company and Ventas also entered into certain agreements, stipulations and orders both prior to and during the pendency of the Company's bankruptcy proceedings governing certain aspects of the business relationships between the Company and Ventas prior to the Effective Date. In March 1999, the Company served Ventas with a demand for mediation seeking a reduction in rent and other concessions under its former master lease agreements with Ventas. Shortly thereafter, the Company and Ventas entered into a series of standstill and tolling agreements which provided that both companies would postpone any claims either may have against the other and extend any applicable statutes of limitation. As a result of the Company's failure to pay rent, Ventas served the Company with notices of nonpayment under the original master lease agreements. Subsequently, the Company and Ventas entered into further amendments to the second standstill and the tolling agreements to extend the time during which no remedies may be pursued by either party and to extend the date by which the Company could cure its failure to pay rent.

   In connection with the bankruptcy, the Company and Ventas entered into a stipulation (the "Stipulation") that provided for the payment by the Company of a reduced aggregate monthly rent of approximately $15.1 million. The Bankruptcy Court approved the Stipulation. The Stipulation also continued to toll any statutes of limitations for claims that might have been asserted by the Company against Ventas and provided that the Company would continue to fulfill its indemnification obligations arising from the Spin-off. The Stipulation automatically renewed for one-month periods unless either party provided a 14-day notice of termination.

   In May 2000, the Bankruptcy Court approved a tax stipulation agreement between the Company and Ventas (the "Tax Stipulation"). The Tax Stipulation provided that certain refunds of federal, state and local taxes

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

Terminated Arrangements with Ventas (Continued)


received by either party on or after September 13, 1999 would be held by the recipient of such refunds in segregated interest bearing accounts. The Tax Stipulation required notification before either party could withdraw funds from the segregated accounts.

   The Stipulation and Tax Stipulation were each terminated on the Effective Date and are of no further force or effect.

Other Related Party Transactions

   As part of the Spin-off, the Company issued $17.7 million of its former 6% Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to Ventas as part of the consideration for the assets transferred from Ventas to the Company. The Preferred Stock (par value $1,000) included a ten-year mandatory redemption provision and was convertible into the Company's former common stock at a price of $12.50 per share. In connection with the purchases of the Preferred Stock, the Company loaned certain officers 90% of the purchase price ($15.9 million) of the Preferred Stock (the "Preferred Stock Loans"). Each Preferred Stock Loan was evidenced by a promissory note which had a ten year term and bore interest at 5.74%, payable annually. No principal payments were due under the promissory notes until their maturity. The promissory notes were secured by a first priority security interest in the Preferred Stock purchased by each such officer. As of December 31, 2000, $15.7 million of these loans remained outstanding. The terms of the Preferred Stock Loans with certain former officers were amended in connection with their severance agreements to provide, generally, that (a) the Preferred Stock Loan will not be due and payable until April 30, 2008, (b) payments on the Preferred Stock Loan will be deferred until the fifth anniversary of the date of termination, (c) interest payments will be forgiven if the average closing price of the former common stock for the 90 days prior to any interest payment date is less than $8.00 and
(d) during the five-day period following the expiration of the fifth anniversary of the date of termination, the former officer would have had the right to put the Preferred Stock underlying the Preferred Stock Loan to the Company at par.

   In August 1999, the Company entered into agreements with certain officers which permitted such officer to put the Preferred Stock to the Company for an amount equal to the outstanding principal and interest on the officer's Preferred Stock Loan (the "Preferred Stock Agreements"). The officer could put the Preferred Stock to the Company after January 1, 2000. During the Company's bankruptcy, the Company could not honor the terms of the Preferred Stock Agreements. The Preferred Stock Agreements were entered into with each officer employed by the Company in August 1999 who owned the Preferred Stock.

   Under the terms of the Plan of Reorganization, the Preferred Stock Agreements were canceled in exchange for the cancellation of the Preferred Stock Loans. In addition, the Preferred Stock was canceled without any consideration.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 20 - FAIR VALUE DATA

   A summary of fair value data at December 31 follows (in thousands):

                                             Reorganized Company | Predecessor Company
                                             ------------------- | -------------------
                                                    2001         |        2000
                                             ------------------- | -------------------
                                             Carrying    Fair    | Carrying    Fair
                                              Value      Value   |  Value      Value
                                             --------  --------  | --------  --------
Cash and cash equivalents................... $190,799  $190,799  | $184,642  $184,642
Cash-restricted.............................   18,025    18,025  |   10,674    10,674
Insurance subsidiary investments............  116,077   116,077  |   64,587    64,587
Tax refund escrow investments...............   15,706    15,706  |    2,673     2,673
Long-term debt, including amounts due within                     |
  one year..................................  212,687   212,746  |  879,577   537,330

NOTE 21 - LITIGATION

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

   On August 13, 2001, the Company and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint seeks to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also seeks an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above related litigation pending in the Northern District of Georgia.

   The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 - LITIGATION (Continued)

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor against the Company and Ventas and certain of the Company's and Ventas' current and former executive officers and directors and those of Ventas. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas' current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas' then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas' revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas' core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas' acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit. On
April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which is subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company's reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint is based on substantially similar assertions to those made in the class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., discussed above. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 - LITIGATION (Continued)


   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had received a written offer to acquire all of the Transitional common stock and without making the required disclosure that such an offer had been made. The complaint further alleges that defendants disclosed that there were "expressions of interest" in acquiring Transitional when, in fact, at that time, the negotiations had reached an advanced stage with actual firm offers at substantial premiums to the trading price of Transitional's stock having been made which were actively being considered by Transitional's Board of Directors. The complaint asserts claims pursuant to Sections 10(b), 14(e) and 20(a) of the Exchange Act, and common law principles of negligent misrepresentation, and names as defendants Transitional as well as certain former senior executives and directors of Transitional. The plaintiff seeks class certification, unspecified damages, attorneys' fees and costs. In June 1998, the court granted the Company's motion to dismiss with leave to amend the Section 10(b) claim and the state law claims for misrepresentation. The court denied the Company's motion to dismiss the Section 14(e) and Section 20(a) claims, after which we filed a motion for reconsideration. On March 23, 1999, the court granted the Company's motion to dismiss all remaining claims and the case was dismissed. The plaintiff appealed this ruling to the United States Court of Appeals for the Ninth Circuit. On February 7, 2002, the Ninth Court affirmed the district court's dismissal of the case.

   In connection with the Company's Plan of Reorganization, the Company, Ventas and the DOJ, acting on behalf of itself, the OIG and CMS, entered into a government settlement, which resolved all known claims arising out of all known investigations being made by the DOJ and the OIG including certain pending qui tam, or whistleblower, actions. Under the Government Settlement, the Government was required to move to dismiss with prejudice to the United States and the relators (except for certain claims which will be dismissed without prejudice to the United States in certain of the cases) the pending qui tam actions as against any or all of the Company and the Company's subsidiaries, Ventas and any current or former officers, directors and employees of either entity. The last pending case, United States, et al., ex rel. Phillips-Minks, et al., v. Transitional Corp., et al., was dismissed as to the Company's defendants by the United States District Court for the Southern District of California on December 21, 2001. All pending qui tam actions covered by the Government Settlement have now been dismissed as against these defendants.

   In connection with the Company's Spin-off from Ventas, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Company's Plan of Reorganization, the Company agreed to continue to fulfill the Company's indemnification obligations arising from the Spin-off. See Note 19.

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

                           KINDRED HEALTHCARE, INC.
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (In thousands, except per share amounts)

                                                        2001    |           2001
                                                     -----------|--------------------------
                                                     Predecessor|
                                                       Company  |   Reorganized Company
                                                     -----------|--------------------------
                                                        First   | Second   Third    Fourth
                                                     -----------|-------- -------- --------
Revenues............................................  $752,409  |$770,764 $768,680 $789,575
Net income:                                                     |
   Income from operations...........................    49,185  |  16,489   14,799   16,054
   Extraordinary gain on extinguishment of debt.....   422,791  |   1,396        -    2,917
       Net income...................................   471,976  |  17,885   14,799   18,971
Earnings per common share:                                      |
   Basic:                                                       |
     Income from operations.........................      0.69  |    1.09     0.97     0.99
     Extraordinary gain on extinguishment of debt...      6.02  |    0.09        -     0.18
       Net income...................................      6.71  |    1.18     0.97     1.17
   Diluted:                                                     |
     Income from operations.........................      0.69  |    1.00     0.80     0.83
     Extraordinary gain on extinguishment of debt...      5.90  |    0.08        -     0.15
       Net income...................................      6.59  |    1.08     0.80     0.98
Market prices (a)(b):                                           |
   High.............................................      0.08  |   51.00    67.90    59.50
   Low..............................................      0.01  |   22.25    46.00    45.89

                                                                   2000
                                                  --------------------------------------
                                                            Predecessor Company
                                                  --------------------------------------
                                                   First     Second    Third     Fourth
                                                  --------  --------  --------  --------
Revenues......................................... $715,456  $713,424  $717,253  $742,409
Net loss.........................................  (18,564)   (7,985)  (29,357)   (8,845)
Loss per common share:
   Basic.........................................    (0.27)    (0.12)    (0.42)    (0.13)
   Diluted.......................................    (0.27)    (0.12)    (0.42)    (0.13)
Market prices (b):
   High..........................................     0.24      0.13      0.13      0.09
   Low...........................................     0.11      0.07      0.07      0.03

--------
(a) Kindred common stock commenced trading on the OTC Bulletin Board on April 26, 2001 under the symbol "KIND." Kindred common stock was initially issued on April 20, 2001 in connection with the Plan of Reorganization. Between April 20, 2001 and April 26, 2001, there was no public market for Kindred common stock. Kindred common stock has traded on the NASDAQ National Market since November 8, 2001 under the ticker symbol of "KIND."

(b) The Company's former common stock was traded on the OTC Bulletin Board under the ticker symbol of VCRIQ (formerly VCRI).

                           KINDRED HEALTHCARE, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
      FOR THE NINE MONTHS ENDED DECEMBER 31, 2001, THE THREE MONTHS ENDED
         MARCH 31, 2001 AND THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                (In thousands)

                                                                       Additions
                                                               -------------------------
                                                    Balance at Charged to                             Balance
                                                    Beginning  Costs and                 Deductions   at End
                                                    of Period   Expenses    Acquisitions or Payments of Period
                                                    ---------- ----------   ------------ ----------- ---------
Allowances for loss on accounts receivable:
 Predecessor Company:
   Year ended December 31, 1999....................  $106,471   $114,578        $  -      $(40,994)  $180,055
   Year ended December 31, 2000....................   180,055     28,911           -       (69,521)   139,445
   For the three months ended March 31, 2001.......   139,445      6,305           -       (23,673)   122,077
--------------------------------------------------------------------------------------------------------------
 Reorganized Company:
   For the nine months ended December 31, 2001.....   122,077     16,346         136       (29,668)   108,891
Allowances for loss on assets held for disposition:
  Predecessor Company:
   Year ended December 31, 1999....................  $ 77,926   $ 10,135(a)     $  -      $(13,245)  $ 74,816
   Year ended December 31, 2000....................    74,816      2,405           -       (52,377)    24,844
   For the three months ended March 31, 2001.......    24,844          -           -        (8,221)    16,623
--------------------------------------------------------------------------------------------------------------
  Reorganized Company:
   For the nine months ended December 31, 2001.....    16,623          -           -       (11,510)     5,113

--------
(a) Included in unusual transactions related to corporate properties.