Form 10-Q
period 2002-03-31
KINDRED HEALTHCARE INC
filed 2002-05-15
CIK 1060009

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

                 For the quarterly period ended March 31, 2002

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________ to _____________.

                       Commission file number: 001-14057

                           KINDRED HEALTHCARE, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 61-1323993
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

               680 South Fourth Street
                   Louisville, KY              40202-2412
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common Stock     Outstanding at April 30, 2002
              ---------------------     -----------------------------
          Common stock, $0.25 par value       17,677,850 shares

================================================================================

                                    1 of 33

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

Item 1. Financial Statements:
        Condensed Consolidated Statement of Operations:
          Reorganized Company -- for the three months ended March 31, 2002
          Predecessor Company -- for the three months ended March 31, 2001   3

        Condensed Consolidated Balance Sheet:
          Reorganized Company -- March 31, 2002 and December 31, 2001.....   4

        Condensed Consolidated Statement of Cash Flows:
          Reorganized Company -- for the three months ended March 31, 2002
          Predecessor Company -- for the three months ended March 31, 2001   5

        Notes to Condensed Consolidated Financial Statements..............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  17

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  29

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................  30

Item 6. Exhibits and Reports on Form 8-K..................................  31

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                           Reorganized |Predecessor
                                                             Company   |  Company
                                                           ------------|------------
                                                           Three months|Three months
                                                              ended    |   ended
                                                            March 31,  | March 31,
                                                               2002    |    2001
                                                           ------------|------------
Revenues..................................................   $811,244  |  $752,409
                                                             --------  |  --------
Salaries, wages and benefits..............................    467,401  |   427,649
Supplies..................................................    101,314  |    94,319
Rent......................................................     65,611  |    76,995
Other operating expenses..................................    127,297  |   126,701
Depreciation and amortization.............................     16,696  |    18,645
Interest expense..........................................      3,732  |    14,000
Investment income.........................................     (1,880) |    (1,919)
                                                             --------  |  --------
                                                              780,171  |   756,390
                                                             --------  |  --------
Income (loss) before reorganization items and income taxes     31,073  |    (3,981)
Reorganization items......................................          -  |   (53,666)
                                                             --------  |  --------
Income before income taxes................................     31,073  |    49,685
Provision for income taxes................................     12,895  |       500
                                                             --------  |  --------
       Income from operations.............................     18,178  |    49,185
Extraordinary gain on extinguishment of debt..............          -  |   422,791
                                                             --------  |  --------
       Net income.........................................     18,178  |   471,976
Preferred stock dividend requirements.....................          -  |      (261)
                                                             --------  |  --------
       Income available to common stockholders............   $ 18,178  |  $471,715
                                                             ========  |  ========
Earnings per common share:                                             |
 Basic:                                                                |
   Income from operations.................................   $   1.05  |  $   0.69
   Extraordinary gain on extinguishment of debt...........          -  |      6.02
                                                             --------  |  --------
       Net income.........................................   $   1.05  |  $   6.71
                                                             ========  |  ========
 Diluted:                                                              |
   Income from operations.................................   $   0.95  |  $   0.69
   Extraordinary gain on extinguishment of debt...........          -  |      5.90
                                                             --------  |  --------
       Net income.........................................   $   0.95  |  $   6.59
                                                             ========  |  ========
Shares used in computing earnings per common share:                    |
   Basic..................................................     17,308  |    70,261
   Diluted................................................     19,074  |    71,656


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                   Reorganized Company
                                                                 -----------------------
                                                                 March 31,   December 31,
                                                                   2002          2001
                                                                 ----------  ------------
                             ASSETS
Current assets:
 Cash and cash equivalents...................................... $  210,856   $  190,799
 Cash-restricted................................................     16,486       18,025
 Insurance subsidiary investments...............................     97,665       99,101
 Accounts receivable less allowance for loss....................    413,944      418,827
 Inventories....................................................     30,018       29,720
 Other..........................................................     88,860       75,501
                                                                 ----------   ----------
                                                                    857,829      831,973

Property and equipment..........................................    519,053      508,205
Accumulated depreciation........................................    (61,129)     (44,323)
                                                                 ----------   ----------
                                                                    457,924      463,882

Goodwill........................................................    107,660      107,660
Other...........................................................    109,881      105,359
                                                                 ----------   ----------
                                                                 $1,533,294   $1,508,874
                                                                 ==========   ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................... $  112,930   $  100,473
 Salaries, wages and other compensation.........................    193,152      198,471
 Due to third-party payors......................................     29,881       37,285
 Other accrued liabilities......................................    138,793      138,571
 Income taxes...................................................     44,215       39,908
 Long-term debt due within one year.............................        432          418
                                                                 ----------   ----------
                                                                    519,403      515,126

Long-term debt..................................................    212,154      212,269
Professional liability risks....................................    136,325      136,764
Deferred credits and other liabilities..........................     54,248       54,234

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.25 par value; authorized 39,000 shares; issued
   17,678 shares -- March 31 and 17,683 shares -- December 31...      4,420        4,421
 Capital in excess of par value.................................    548,629      549,169
 Deferred compensation..........................................    (11,718)     (14,764)
 Retained earnings..............................................     69,833       51,655
                                                                 ----------   ----------
                                                                    611,164      590,481
                                                                 ----------   ----------
                                                                 $1,533,294   $1,508,874
                                                                 ==========   ==========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                  Reorganized |Predecessor
                                                                                    Company   |  Company
                                                                                  ------------|------------
                                                                                  Three months|Three months
                                                                                     ended    |   ended
                                                                                   March 31,  | March 31,
                                                                                      2002    |    2001
                                                                                  ------------|------------
Cash flows from operating activities:                                                         |
 Net income......................................................................   $ 18,178  | $ 471,976
 Adjustments to reconcile net income to net cash                                              |
   provided by operating activities:                                                          |
   Depreciation and amortization.................................................     16,696  |    18,645
   Amortization of deferred compensation costs...................................      2,586  |         -
   Provision for doubtful accounts...............................................      4,284  |     6,305
   Extraordinary gain on extinguishment of debt..................................          -  |  (422,791)
   Reorganization items..........................................................          -  |   (53,666)
   Other.........................................................................         55  |     1,357
   Change in operating assets and liabilities:                                                |
     Accounts receivable.........................................................        599  |   (14,668)
     Inventories and other assets................................................    (16,991) |    12,476
     Accounts payable............................................................     15,527  |   (10,845)
     Income taxes................................................................      4,307  |       108
     Due to third-party payors...................................................     (7,404) |     2,051
     Other accrued liabilities...................................................     (2,678) |    28,628
                                                                                    --------  | ---------
       Net cash provided by operating activities before reorganization items.....     35,159  |    39,576
 Payment of reorganization items.................................................     (2,462) |    (3,745)
                                                                                    --------  | ---------
       Net cash provided by operating activities.................................     32,697  |    35,831
                                                                                    --------  | ---------
Cash flows from investing activities:                                                         |
 Purchase of property and equipment..............................................     (9,868) |   (22,038)
 Net change in investments.......................................................      1,664  |   (28,178)
 Other...........................................................................        159  |       224
                                                                                    --------  | ---------
       Net cash used in investing activities.....................................     (8,045) |   (49,992)
                                                                                    --------  | ---------
Cash flows from financing activities:                                                         |
 Repayment of long-term debt.....................................................       (101) |    (4,355)
 Payment of debtor-in-possession deferred financing costs........................          -  |      (100)
 Other...........................................................................     (4,494) |    (5,971)
                                                                                    --------  | ---------
       Net cash used in financing activities.....................................     (4,595) |   (10,426)
                                                                                    --------  | ---------
Change in cash and cash equivalents..............................................     20,057  |   (24,587)
Cash and cash equivalents at beginning of period.................................    190,799  |   184,642
                                                                                    --------  | ---------
Cash and cash equivalents at end of period.......................................   $210,856  | $ 160,055
                                                                                    ========  | =========
Supplemental information:                                                                     |
 Interest payments...............................................................   $  3,919  | $   2,606
 Income tax payments.............................................................      8,618  |       392

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

  Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2002, the Company's health services division operated 294 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 57 hospitals in 23 states and an institutional pharmacy business.

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

   After filing for protection under the Bankruptcy Code on September 13, 1999, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Company were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assumed that assets would be realized and liabilities would be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in the Company's consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of presentation of the financial statements for each respective entity.

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

  Impact of Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminates the APB 30 requirements that discontinued operations be measured at net realizable value, and that future operating losses be included under "discontinued operations" in the financial statements. This new pronouncement became effective for the Company on January 1, 2002.

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

   In addition, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 became effective for the Company on January 1, 2002. In conformity with the provisions of SFAS 142, the Company performed a transitional impairment test for goodwill as of January 1, 2002. No write-down of the carrying value of goodwill was required.

   The following table adjusts reported net income and earnings per share for the three months ended March 31, 2001 to exclude amortization of goodwill (in thousands, except per share amounts):

                                                 Add back
                                         As    amortization    As
                                      reported of goodwill  adjusted
                                      -------- ------------ --------
           Income from operations.... $ 49,185    $2,509    $ 51,694
           Net income................  471,976     2,509     474,485
           Earnings per common share:
            Basic:
              Income from operations. $   0.69    $ 0.04    $   0.73
              Net income.............     6.71      0.04        6.75
            Diluted:
              Income from operations. $   0.69    $ 0.03    $   0.72
              Net income.............     6.59      0.03        6.62

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION (Continued)

  Impact of Recent Accounting Pronouncements (Continued)

   Effective January 1, 2001, the Company adopted SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

  Other Information

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2001 filed with the Securities and Exchange Commission (the "Commission") on Form 10-K.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results, and except for the items recorded in connection with fresh-start accounting, all such adjustments are of a normal and recurring nature.

NOTE 2 -- PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2001 (in thousands, except per share amounts):

                                               Three months
                                                  ended
                                                March 31,
                                                   2001
                                               ------------
                    Revenues..................   $752,409
                    Net income................   $ 10,627
                    Earnings per common share:
                       Basic..................   $   0.70
                       Diluted................   $   0.64

   The pro forma results exclude reorganization and extraordinary items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Plan of Reorganization occurred on January 1, 2001.

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

   A summary of first quarter revenues by payor type follows (in thousands):

                                    Reorganized |Predecessor
                                      Company   |  Company
                                    ------------|------------
                                    Three months|Three months
                                       ended    |   ended
                                     March 31,  | March 31,
                                        2002    |    2001
                                    ------------|------------
                  Medicare.........   $331,691  |  $288,390
                  Medicaid.........    272,704  |   233,160
                  Private and other    222,812  |   245,532
                                      --------  |  --------
                                       827,207  |   767,082
                  Elimination......    (15,963) |   (14,673)
                                      --------  |  --------
                                      $811,244  |  $752,409
                                      ========  | ========

NOTE 4 -- EARNINGS PER SHARE

   Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for the Reorganized Company includes the dilutive effect of warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended March 31, 2001, the diluted calculation of earnings per common share for the Predecessor Company includes the dilutive effect of its former convertible preferred stock.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 4 -- EARNINGS PER SHARE (Continued)

   A computation of earnings per common share follows (in thousands, except per share amounts):

                                                                        Reorganized |Predecessor
                                                                          Company   |  Company
                                                                        ------------|------------
                                                                        Three months|Three months
                                                                           ended    |   ended
                                                                         March 31,  | March 31,
                                                                            2002    |    2001
                                                                        ------------|------------
Earnings:                                                                           |
   Income from operations..............................................   $18,178   |  $ 49,185
   Extraordinary gain on extinguishment of debt........................         -   |   422,791
                                                                          -------   |  --------
   Net income..........................................................    18,178   |   471,976
   Preferred stock dividend requirements...............................         -   |      (261)
                                                                          -------   |  --------
   Income available to common stockholders -- basic computation........    18,178   |   471,715
   Elimination of preferred stock dividend requirements upon assumed                |
     conversion of preferred stock.....................................         -   |       261
                                                                          -------   |  --------
   Net income -- diluted computation...................................   $18,178   |  $471,976
                                                                          =======   |  ========
Shares used in the computation:                                                     |
   Weighted average shares outstanding -- basic computation............    17,308   |    70,261
   Dilutive effect of warrants, employee stock options and non-vested               |
     restricted stock..................................................     1,766   |         -
   Assumed conversion of preferred stock...............................         -   |     1,395
                                                                          -------   |  --------
   Adjusted weighted average shares outstanding -- diluted computation.    19,074   |    71,656
                                                                          =======   |  ========
Earnings per common share:                                                          |
 Basic:                                                                             |
   Income from operations..............................................   $  1.05   |  $   0.69
   Extraordinary gain on extinguishment of debt........................         -   |      6.02
                                                                          -------   |  --------
     Net income........................................................   $  1.05   |  $   6.71
                                                                          =======   |  ========
 Diluted:                                                                           |
   Income from operations..............................................   $  0.95   |  $   0.69
   Extraordinary gain on extinguishment of debt........................         -   |      5.90
                                                                          -------   |  --------
     Net income........................................................   $  0.95   |  $   6.59
                                                                          =======   |  ========

NOTE 5 -- BUSINESS SEGMENT DATA

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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 5 -- BUSINESS SEGMENT DATA (Continued)

   The following table sets forth certain data by business segment (in thousands):

                                                            Reorganized |Predecessor
                                                              Company   |  Company
                                                            ------------|------------
                                                            Three months|Three months
                                                               ended    |   ended
                                                             March 31,  | March 31,
                                                                2002    |    2001
                                                            ------------|------------
Revenues:                                                               |
 Health services division:                                              |
   Nursing centers.........................................   $461,887  |  $429,523
   Rehabilitation services.................................      7,830  |    10,695
                                                              --------  |  --------
                                                               469,717  |   440,218
 Hospital division:                                                     |
   Hospitals...............................................    296,442  |   271,984
   Pharmacy................................................     61,048  |    54,880
                                                              --------  |  --------
                                                               357,490  |   326,864
                                                              --------  |  --------
                                                               827,207  |   767,082
 Elimination of pharmacy charges to Company nursing centers    (15,963) |   (14,673)
                                                              --------  |  --------
                                                              $811,244  |  $752,409
                                                              ========  |  ========
Income from operations:                                                 |
Operating income:                                                       |
 Health services division:                                              |
   Nursing centers.........................................   $ 80,714  |  $ 70,543
   Rehabilitation services.................................      1,913  |       690
   Other ancillary services................................         34  |       250
                                                              --------  |  --------
                                                                82,661  |    71,483
 Hospital division:                                                     |
   Hospitals...............................................     59,574  |    54,778
   Pharmacy................................................      5,672  |     6,176
                                                              --------  |  --------
                                                                65,246  |    60,954
 Corporate overhead........................................    (32,675) |   (28,697)
 Reorganization items......................................          -  |    53,666
                                                              --------  |  --------
   Operating income........................................    115,232  |   157,406
Rent.......................................................    (65,611) |   (76,995)
Depreciation and amortization..............................    (16,696) |   (18,645)
Interest, net..............................................     (1,852) |   (12,081)
                                                              --------  |  --------
Income before income taxes.................................     31,073  |    49,685
Provision for income taxes.................................     12,895  |       500
                                                              --------  |  --------
                                                              $ 18,178  |  $ 49,185
                                                              ========  |  ========
Rent:                                                                   |
 Health services division:                                              |
   Nursing centers.........................................   $ 41,286  |  $ 44,253
   Rehabilitation services.................................         14  |        39
                                                              --------  |  --------
                                                                41,300  |    44,292
 Hospital division:                                                     |
   Hospitals...............................................     23,336  |    30,839
   Pharmacy................................................        942  |       941
                                                              --------  |  --------
                                                                24,278  |    31,780
 Corporate.................................................         33  |       923
                                                              --------  |  --------
                                                              $ 65,611  |  $ 76,995
                                                              ========  |  ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 5 -- BUSINESS SEGMENT DATA (Continued)

                                           Reorganized |Predecessor
                                             Company   |  Company
                                           ------------|------------
                                           Three months|Three months
                                              ended    |   ended
                                            March 31,  | March 31,
                                               2002    |    2001
                                           ------------|------------
            Depreciation and amortization:             |
             Health services division:                 |
               Nursing centers............  $    6,077 | $    7,219
               Rehabilitation services....           8 |          -
               Other ancillary services...           - |        129
                                            ---------- | ----------
                                                 6,085 |      7,348
             Hospital division:                        |
               Hospitals..................       6,361 |      5,457
               Pharmacy...................         543 |        627
                                            ---------- | ----------
                                                 6,904 |      6,084
             Corporate....................       3,707 |      5,213
                                            ---------- | ----------
                                            $   16,696 | $   18,645
                                            ========== | ==========
            Capital expenditures:                      |
             Health services division.....  $    2,116 | $    7,962
             Hospital division............       3,712 |      8,901
             Corporate:                                |
               Information systems........       3,330 |      3,496
               Other......................         710 |      1,679
                                            ---------- | ----------
                                            $    9,868 | $   22,038
                                            ========== | ==========

                                              Reorganized Company
                                           -------------------------
                                            March 31,   December 31,
                                               2002         2001
                                           ------------ ------------
            Assets:
             Health services division.....  $  448,120   $  392,938
             Hospital division............     539,398      497,057
             Corporate....................     545,776      618,879
                                            ----------   ----------
                                            $1,533,294   $1,508,874
                                            ==========   ==========
            Goodwill:
             Health services division.....  $   56,468
             Hospital division............      51,192
                                            ----------
                                            $  107,660
                                            ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 6 -- LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   The Company's subsidiary, formerly named TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated
v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia and currently pending in the United States Court of Appeals for the Eleventh Circuit, No. 99-11451-FF. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit") affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court. The Company is defending the action vigorously.

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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor, Ventas, Inc. ("Ventas"), against the Company and Ventas and certain of the Company's and Ventas's current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 6 -- LITIGATION (Continued)

Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which was subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier. On May 13, 2002, the federal district court conducted a fairness hearing and approved the settlement.

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

   A class action lawsuit entitled Jules Brody v. Transitional Hospitals Corporation, et al., Case No. CV-S-97-00747-PMP, was filed on June 19, 1997 in the United States District Court for the District of Nevada on behalf of a class consisting of all persons who sold shares of Transitional Hospitals Corporation ("Transitional") common stock during the period from February 26, 1997 through May 4, 1997, inclusive. The complaint alleges that Transitional purchased shares of its common stock from members of the investing public after it had

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 6 -- LITIGATION (Continued)

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

   In connection with the Company's spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, the Company agreed to continue to fulfill its indemnification obligations arising from the spin-off.

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, the Centers for Medicare and Medicaid Services ("CMS") or other regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

NOTE 7 -- SUBSEQUENT EVENTS

   On April 1, 2002, the Company acquired all of the outstanding stock of Specialty Healthcare Services, Inc. ("Specialty"), a private operator of six long-term acute care hospitals, for $45 million. The transaction was financed through the use of existing cash.

   On April 11, 2002, the Company announced that it had amended the terms of its revolving credit facility and senior secured notes. The more significant changes to these agreements allow the Company to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allow the Company to borrow up to $45 million under the revolving credit facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the revolving credit facility, which was reduced to $75 million in connection with the Company's

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7--SUBSEQUENT EVENTS (Continued)

equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allow the Company to pay cash dividends or repurchase its common stock in limited amounts based upon certain annual liquidity calculations. Finally, the Company agreed to certain revised financial covenants, none of which are expected to materially affect its financial flexibility. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   On April 16, 2002, the stockholders of the Company approved, among other things, an increase in the number of authorized shares of common stock from 39,000,000 to 175,000,000.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Cautionary Statement

   This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act, as amended. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as "anticipate," "approximate," "believe," "plan," "estimate," "expect," "projected," "could," "should," "will," "intend," "may" and other similar expressions, are forward-looking statements.

   Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors detailed from time to time in the Company's filings with the Commission.

   Factors that may affect the Company's plans or results include, without limitation, (a) the Company's ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas; (b) the Company's ability to meet its rental and debt service obligations; (c) adverse developments with respect to the Company's liquidity or results of operations;
(d) the Company's ability to attract and retain key executives and other healthcare personnel; (e) increased operating costs due to shortages in qualified nurses and other healthcare professionals; (f) the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; (g) changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs and the newly proposed prospective payment system for long-term acute care hospitals; (h) national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; (i) the Company's ability to control costs including labor costs, in response to the prospective payment systems, implementation of its Corporate Integrity Agreement and other regulatory actions; (j) the Company's ability to comply with the terms of its Corporate Integrity Agreement; (k) the effect of a restatement of the Company's previously issued consolidated financial statements; (l) the Company's ability to integrate operations of acquired facilities; and (m) the increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the Company's control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 5 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At March 31, 2002, the Company's health services division operated 294 nursing centers (38,032 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 57 hospitals (4,961 licensed beds) in 23 states and an institutional pharmacy business.

   On April 20, 2001, the Company and its subsidiaries emerged from the proceedings under Chapter 11 of Title 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


General (Continued)

   From September 13, 1999 until April 20, 2001, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Company were prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assumed that assets would be realized and liabilities would be discharged in the normal course of business.

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in the Company's consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

Comparability of Financial Information

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

   The Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers adopted PPS on July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective July 1, 2001, the per diem rates are based solely on federal rates. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

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

   Under PPS, the volume of ancillary services provided per patient day to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS was mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its former ancillary services division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. The Company's respiratory therapy and other ancillary businesses were discontinued.

   Since November 1999, various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping ("RUG") payment system is established by CMS. On April 23, 2002, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $9 million in the first quarter of 2002.

   In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2002.

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

Medicare revenues received by the Company's hospitals as a result of the Budget Act. Furthermore, there can be no assurance that the increased revenues from BIPA and certain provisions of the BBRA will continue after September 30, 2002.

   There continue to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. Congress has directed the Secretary of the U.S. Department of Health and Human Services (the "Secretary") to develop a prospective payment system applicable specifically to long-term acute care hospitals. On March 22, 2002, CMS issued proposed regulations for a prospective payment system covering long-term acute care providers. Final rules are expected to be issued following a 60-day comment period. The proposed effective date for the new rules is October 1, 2002. Because of the Company's Medicare cost reporting periods, this new payment system is not expected to impact the majority of the Company's hospitals until September 1, 2003. If the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, Congress has directed the Secretary to implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. The Company cannot predict the content or timing of the final prospective payment regulations or their impact on the Company's hospitals. There can be no assurance that such regulations will not have a material adverse impact on the Company's financial condition or results of operations.

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

Results of Operations

  Health Services Division -- Nursing Centers

   Revenues increased 8% to $462 million in the first quarter of 2002 from $430 million in the same quarter of 2001. Average daily patient census was relatively unchanged from last year. The increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid revenues per patient day increased 4% in the first quarter of 2002, while private rates grew 2% compared to the first quarter of 2001. Medicare revenues per patient day grew 10% to $358 in the first quarter of 2002 compared to $325 in the first quarter a year ago. The increase was primarily attributable to the previously discussed

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Health Services Division -- Nursing Centers (Continued)

reimbursement changes associated with the BBRA and BIPA. The provisions of the BBRA increased Medicare reimbursement to the Company's nursing centers by approximately $14 million in the first quarter of 2002 and $11 million in the first quarter of 2001. Revenue increases associated with BIPA, which became effective on April 1, 2001, aggregated approximately $11 million in the first quarter of 2002.

   Nursing center operating income was $81 million for the first quarter of 2002 compared to $71 million for the first quarter last year. Operating margins increased to 17.5% in the first quarter of 2002 from 16.4% last year, principally due to reimbursement increases associated with the BBRA and BIPA. Aggregate operating costs increased 6% in the first quarter of 2002 compared to the same quarter last year.

  Health Services Division -- Rehabilitation Services

   Revenues declined 27% to $8 million for the first quarter of 2002 from $11 million a year ago. The decline in revenues was primarily attributable to the elimination of unprofitable external contracts.

   Operating income totaled $2 million in the first quarter of 2002 compared to $700,000 in the first quarter last year. The increase in operating income was primarily attributable to improved cash collections of past due accounts receivable. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

  Health Services Division -- Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former ancillary services business in 1999.

  Hospital Division -- Hospitals

   Revenues increased 9% to $296 million in the first quarter of 2002 from $272 million in the same period a year ago. Patient days increased 6% from the same period a year ago. On a same-store basis, patient days increased 4%. The increase in revenues was primarily attributable to growth in volumes and a 3% growth in aggregate revenues per patient day, most of which was attributable to increased Medicare and Medicaid funding. Revenues per patient day from private payors declined 6% from the first quarter of 2001.

   Hospital operating income totaled $59 million in the first quarter of 2002 compared to $55 million last year. Hospital operating income in the first quarter of 2002 included proceeds of approximately $1.5 million from an insurance recovery. Excluding the insurance proceeds, hospital operating margins declined to 19.6% in the first quarter of 2002 from 20.1% in the first quarter of 2001, primarily as a result of growth in labor and benefit costs. On a per patient day basis, labor and benefit costs increased 7% to $531 in the first quarter of 2002 from $496 in the first quarter of 2001. The rise in labor and benefit costs was primarily attributable to increased rates of pay necessary to attract and retain qualified nurses and other healthcare professionals and increased contract labor costs. Hospital operating margins may decline in the future as a result of these wage pressures.

  Hospital Division -- Pharmacy

   Revenues increased 11% to $61 million in the first quarter of 2002 compared to $55 million a year ago. The increase resulted primarily from growth in the number of nursing center customers and price increases. At March 31, 2002, the Company provided pharmacy services to nursing centers containing 57,500 licensed beds,

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

  Hospital Division -- Pharmacy (Continued)

including 29,500 licensed beds operated by the Company. At March 31, 2001, the Company provided pharmacy services to nursing centers containing 51,600 licensed beds, including 29,600 licensed beds operated by the Company.

   Pharmacy operating income totaled $6 million for both periods. Despite increases in revenues, pharmacy operating margins declined to 9.3% in the first quarter of 2002 compared to 11.3% last year. The cost of goods sold as a percentage of revenues increased to 61% in the first quarter of 2002 from 60% in 2001. The provision for doubtful accounts also increased in the first quarter of 2002 compared to the same period of 2001.

  Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $33 million in the first quarter of 2002 and $29 million a year ago. Corporate overhead in the first quarter of 2002 included severance costs of approximately $1.5 million. As a percentage of revenues (before eliminations), the overhead ratio was 4.0% in the first quarter of 2002 compared to 3.7% in the same period of 2001.

  Capital Costs

   As previously discussed, the adjustments recorded in connection with fresh-start accounting materially changed the recorded amounts for rent, interest, depreciation and amortization in the Company's consolidated statement of operations for periods after April 1, 2001. As a result, the capital costs of the Reorganized Company are not comparable to those of the Predecessor Company.

   Capital costs for the first quarter ended March 31, 2002 reflected the terms of the Plan of Reorganization and included the effects of the Company's restructured rent and debt obligations. Depreciation and amortization were recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   During the pendency of the bankruptcy, the Company recorded the contractual amount of interest expense related to the Company's former bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to the Company's former subordinated debt since the bankruptcy filing. Contractual interest expense not accrued for the former subordinated debt in the three months ended March 31, 2001 approximated $7 million.

   As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of SFAS 142, which, among other things, required that goodwill should no longer be amortized effective January 1, 2002. The adoption of this new pronouncement increased first quarter 2002 net income by approximately $1.4 million.

  Consolidated Results

   The Company reported pretax income of $31 million for the first quarter of 2002 compared to a pretax loss from operations before reorganization items of $4 million for the first quarter of 2001. Income from operations before reorganization items in the first quarter of 2002 aggregated $18 million compared to a loss of $5 million in the first quarter of 2001.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Liquidity

   Cash flows from operations before reorganization items aggregated $35 million for the first quarter of 2002 compared to $40 million for the same period a year ago. Operating cash flows in both periods were sufficient to fund capital expenditures and required repayments of debt.

   Cash and cash equivalents totaled $211 million at March 31, 2002. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, the Company believes that it has the necessary financial resources to satisfy its expected liquidity needs on both a short-term and long-term basis.

   On April 11, 2002, the Company announced that it had amended the terms of its revolving credit facility and senior secured notes. The more significant changes to these agreements allow the Company to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allow the Company to borrow up to $45 million under the revolving credit facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the revolving credit facility, which was reduced to $75 million in connection with the Company's equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allow the Company to pay cash dividends or repurchase its common stock in limited amounts based upon certain annual liquidity calculations. Finally, the Company agreed to certain revised financial covenants, none of which are expected to materially affect its financial flexibility. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   At March 31, 2002, the Company was in compliance with the terms of its revolving credit facility and senior secured notes.

Capital Resources

   Capital expenditures totaled $10 million and $22 million in the first three months of 2002 and 2001, respectively. Excluding acquisitions, capital expenditures could approximate $75 million in 2002. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed primarily through internally generated funds. At March 31, 2002, the estimated cost to complete and equip construction in progress approximated $9 million.

   As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, the Company acquired all of the outstanding stock of Specialty on April 1, 2002 for $45 million. This transaction was financed through the use of existing cash.

   The terms of the Company's revolving credit facility and senior secured notes include certain covenants which limit the Company's annual capital expenditures. In addition, these agreements limit the Company's ability to transfer funds to the parent company, repurchase common stock or pay cash dividends.

Other Information

  Effects of Inflation and Changing Prices

   The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

  Effects of Inflation and Changing Prices (Continued)

Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation, but may not reflect the actual increase in the costs of providing services. In addition, by repealing the Boren Amendment, the Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to the Company's nursing centers. Medicare revenues in the Company's hospitals also have been reduced by the Budget Act.

   Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to the Company's nursing centers and hospitals. The Company believes that the provisions of the BBRA and BIPA will have a positive effect on its operating results in 2002, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA are scheduled to expire on September 30, 2002. There can be no assurance that these Medicare reimbursement increases will continue after September 30, 2002.

   Management believes that the Company's operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, particularly labor and professional liability costs, in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

  Litigation

   The Company is a party to certain material litigation. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                          |                Reorganized Company
                               Predecessor|--------------------------------------------------
                                 Company  |                  2001
                               -----------|----------------------------------------
                                  First   |                              Nine months  First
                                 Quarter  |Second     Third    Fourth       ended    Quarter
                                  2001    |Quarter   Quarter   Quarter   December 31  2002
                               -----------|--------  --------  --------  ----------- --------
Revenues......................  $752,409  |$770,764  $768,680  $789,575  $2,329,019  $811,244
                                --------  |--------  --------  --------  ----------  --------
Salaries, wages and benefits..   427,649  | 432,182   436,196   448,203   1,316,581   467,401
Supplies......................    94,319  |  96,043    97,089   102,466     295,598   101,314
Rent..........................    76,995  |  64,580    65,233    65,471     195,284    65,611
Other operating expenses......   126,701  | 127,655   123,000   124,435     375,090   127,297
Depreciation and amortization.    18,645  |  15,886    16,768    17,565      50,219    16,696
Interest expense..............    14,000  |   8,463     7,523     5,754      21,740     3,732
Investment income.............    (1,919) |  (3,438)   (3,210)   (2,637)     (9,285)   (1,880)
                                --------  |--------  --------  --------  ----------  --------
                                 756,390  | 741,371   742,599   761,257   2,245,227   780,171
                                --------  |--------  --------  --------  ----------  --------
Income (loss) before                      |
  reorganization items and                |
  income taxes................    (3,981) |  29,393    26,081    28,318      83,792    31,073
Reorganization items..........   (53,666) |       -         -         -           -         -
                                --------  |--------  --------  --------  ----------  --------
Income before income taxes....    49,685  |  29,393    26,081    28,318      83,792    31,073
Provision for income taxes....       500  |  12,904    11,282    12,264      36,450    12,895
                                --------  |--------  --------  --------  ----------  --------
     Income from operations...    49,185  |  16,489    14,799    16,054      47,342    18,178
Extraordinary gain on                     |
 extinguishment of debt.......   422,791  |   1,396         -     2,917       4,313         -
                                --------  |--------  --------  --------  ----------  --------
     Net income...............   471,976  |  17,885    14,799    18,971      51,655    18,178
Preferred stock dividend                  |
 requirements.................      (261) |       -         -         -           -         -
                                --------  |--------  --------  --------  ----------  --------
Income available to common                |
  stockholders................  $471,715  |$ 17,885  $ 14,799  $ 18,971  $   51,655  $ 18,178
                                ========  |========  ========  ========  ==========  ========
Earnings per common share:                |
 Basic:                                   |
   Income from operations.....  $   0.69  |$   1.09  $   0.97  $   0.99  $     3.05  $   1.05
   Extraordinary gain on                  |
     extinguishment of debt...      6.02  |    0.09         -      0.18        0.28         -
                                --------  |--------  --------  --------  ----------  --------
     Net income...............  $   6.71  |$   1.18  $   0.97  $   1.17  $     3.33  $   1.05
                                ========  |========  ========  ========  ==========  ========
 Diluted:                                 |
   Income from operations.....  $   0.69  |$   1.00  $   0.80  $   0.83  $     2.59  $   0.95
   Extraordinary gain on                  |
     extinguishment of debt...      5.90  |    0.08         -      0.15        0.24         -
                                --------  |--------  --------  --------  ----------  --------
     Net income...............  $   6.59  |$   1.08  $   0.80  $   0.98  $     2.83  $   0.95
                                ========  |========  ========  ========  ==========  ========
Shares used in computing                  |
  earnings per common share:              |
   Basic......................    70,261  |  15,090    15,202    16,210      15,505    17,308
   Diluted....................    71,656  | 16,533    18,497    19,304      18,258    19,074

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                                Operating Data
                                  (Unaudited)
                                (In thousands)

                                            |                 Reorganized Company
                                 Predecessor| --------------------------------------------------
                                   Company  |                   2001
                                 -----------| ----------------------------------------
                                    First   |                               Nine months  First
                                   Quarter  | Second     Third    Fourth       ended    Quarter
                                    2001    | Quarter   Quarter   Quarter   December 31  2002
                                 -----------| --------  --------  --------  ----------- --------
Revenues:                                   |
 Health services division:                  |
   Nursing centers..............  $429,523  | $444,137  $447,428  $456,671  $1,348,236  $461,887
   Rehabilitation services......    10,695  |    9,244     9,122     9,085      27,451     7,830
                                  --------  | --------  --------  --------  ----------  --------
                                   440,218  |  453,381   456,550   465,756   1,375,687   469,717
 Hospital division:                         |
   Hospitals....................   271,984  |  276,112   268,578   278,245     822,935   296,442
   Pharmacy.....................    54,880  |   56,567    58,750    60,788     176,105    61,048
                                  --------  | --------  --------  --------  ----------  --------
                                   326,864  |  332,679   327,328   339,033     999,040   357,490
                                  --------  | --------  --------  --------  ----------  --------
                                   767,082  |  786,060   783,878   804,789   2,374,727   827,207
 Elimination of pharmacy charges            |
   to Company nursing centers...   (14,673) |  (15,296)  (15,198)  (15,214)    (45,708)  (15,963)
                                  --------  | --------  --------  --------  ----------  --------
                                  $752,409  | $770,764  $768,680  $789,575  $2,329,019  $811,244
                                  ========  | ========  ========  ========  ==========  ========
Income from operations:                     |
 Operating income:                          |
   Health services division:                |
     Nursing centers............  $ 70,543  | $ 78,735  $ 80,339  $ 75,426  $  234,500  $ 80,714
     Rehabilitation services....       690  |    1,809     2,178     4,125       8,112     1,913
     Other ancillary services...       250  |      103       226       179         508        34
                                  --------  | --------  --------  --------  ----------  --------
                                    71,483  |   80,647    82,743    79,730     243,120    82,661
   Hospital division:                       |
     Hospitals..................    54,778  |   55,685    49,809    52,119     157,613    59,574
     Pharmacy...................     6,176  |    6,036     7,002     7,793      20,831     5,672
                                  --------  | --------  --------  --------  ----------  --------
                                    60,954  |   61,721    56,811    59,912     178,444    65,246
   Corporate overhead...........   (28,697) |  (27,484)  (30,397)  (27,358)    (85,239)  (32,675)
   Unusual transactions.........         -  |        -     3,238     2,187       5,425         -
   Reorganization items.........    53,666  |        -         -         -           -         -
                                  --------  | --------  --------  --------  ----------  --------
     Operating income...........   157,406  |  114,884   112,395   114,471     341,750   115,232
 Rent...........................   (76,995) |  (64,580)  (65,233)  (65,471)   (195,284)  (65,611)
 Depreciation and amortization..   (18,645) |  (15,886)  (16,768)  (17,565)    (50,219)  (16,696)
 Interest, net..................   (12,081) |   (5,025)   (4,313)   (3,117)    (12,455)   (1,852)
                                  --------  | --------  --------  --------  ----------  --------
 Income before income taxes.....    49,685  |   29,393    26,081    28,318      83,792    31,073
 Provision for income taxes.....       500  |   12,904    11,282    12,264      36,450    12,895
                                  --------  | --------  --------  --------  ----------  --------
                                  $ 49,185  | $ 16,489  $ 14,799  $ 16,054  $   47,342  $ 18,178
                                  ========  | ========  ========  ========  ==========  ========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                          |             Reorganized Company
                               Predecessor| -------------------------------------------
                                 Company  |                2001
                               -----------| -----------------------------------
                                  First   |                         Nine months  First
                                 Quarter  | Second   Third  Fourth     ended    Quarter
                                  2001    | Quarter Quarter Quarter December 31  2002
                               -----------| ------- ------- ------- ----------- -------
Rent:                                     |
 Health services division:                |
   Nursing centers............   $44,253  | $40,190 $41,311 $41,546  $123,047   $41,286
   Rehabilitation services....        39  |      27      24      24        75        14
   Other ancillary services...         -  |       3       1       -         4         -
                                 -------  | ------- ------- -------  --------   -------
                                  44,292  |  40,220  41,336  41,570   123,126    41,300
 Hospital division:                       |
   Hospitals..................    30,839  |  22,917  22,771  22,883    68,571    23,336
   Pharmacy...................       941  |     968     984   1,001     2,953       942
                                 -------  | ------- ------- -------  --------   -------
                                  31,780  |  23,885  23,755  23,884    71,524    24,278
 Corporate....................       923  |     475     142      17       634        33
                                 -------  | ------- ------- -------  --------   -------
                                 $76,995  | $64,580 $65,233 $65,471  $195,284   $65,611
                                 =======  | ======= ======= =======  ========   =======
Depreciation and amortization:            |
 Health services division:                |
   Nursing centers............   $ 7,219  | $ 5,055 $ 5,713 $ 5,925  $ 16,693   $ 6,077
   Rehabilitation services....         -  |      11       2      11        24         8
   Other ancillary services...       129  |       -       -       -         -         -
                                 -------  | ------- ------- -------  --------   -------
                                   7,348  |   5,066   5,715   5,936    16,717     6,085
 Hospital division:                       |
   Hospitals..................     5,457  |   5,690   5,742   6,087    17,519     6,361
   Pharmacy...................       627  |     447     476     523     1,446       543
                                 -------  | ------- ------- -------  --------   -------
                                   6,084  |   6,137   6,218   6,610    18,965     6,904
 Corporate....................     5,213  |   4,683   4,835   5,019    14,537     3,707
                                 -------  | ------- ------- -------  --------   -------
                                 $18,645  | $15,886 $16,768 $17,565  $ 50,219   $16,696
                                 =======  | ======= ======= =======  ========   =======
Capital expenditures:                     |
 Health services division.....   $ 7,962  | $ 4,529 $ 5,184 $ 3,602  $ 13,315   $ 2,116
 Hospital division............     8,901  |   8,644   3,244   7,942    19,830     3,712
 Corporate:                               |
   Information systems........     3,496  |   3,135   7,841   9,290    20,266     3,330
   Other......................     1,679  |   9,331   1,317   1,184    11,832       710
                                 -------  | ------- ------- -------  --------   -------
                                 $22,038  | $25,639 $17,586 $22,018  $ 65,243   $ 9,868
                                 =======  | ======= ======= =======  ========   =======

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)

                                                       |
                                                       |                 Reorganized Company
                                            Predecessor|-------------------------------------------------------
                                              Company  |                    2001
                                            -----------|--------------------------------------------
                                               First   |                                 Nine months   First
                                              Quarter  | Second      Third     Fourth       ended     Quarter
                                               2001    | Quarter    Quarter    Quarter   December 31   2002
                                            -----------|---------- ---------- ---------- ----------- ----------
Nursing Center Data:                                   |
End of period data:                                    |
 Number of nursing centers:                            |
   Owned or leased.........................        278 |       280        280        282                    280
   Managed.................................         35 |        35         34         23                     14
                                            ---------- |---------- ---------- ----------             ----------
                                                   313 |       315        314        305                    294
                                            ========== |========== ========== ==========             ==========
 Number of licensed beds:                              |
   Owned or leased.........................     36,469 |    36,746     36,729     36,926                 36,615
   Managed.................................      3,861 |     3,861      3,626      2,367                  1,417
                                            ---------- |---------- ---------- ----------             ----------
                                                40,330 |    40,607     40,355     39,293                 38,032
                                            ========== |========== ========== ==========             ==========
Revenue mix %:                                         |
 Medicare..................................         31 |        32         31         31         32          34
 Medicaid..................................         47 |        47         48         48         47          46
 Private and other.........................         22 |        21         21         21         21          20
                                                       |
Patient days (excludes managed facilities):            |
 Medicare..................................    411,783 |   417,065    399,441    402,157  1,218,663     439,715
 Medicaid..................................  1,860,256 | 1,871,895  1,933,822  1,945,232  5,750,949   1,883,679
 Private and other.........................    532,943 |   533,792    542,284    537,582  1,613,658     502,996
                                            ---------- |---------- ---------- ---------- ----------  ----------
                                             2,804,982 | 2,822,752  2,875,547  2,884,971  8,583,270   2,826,390
                                            ========== |========== ========== ========== ==========  ==========
Revenues per patient day:                              |
 Medicare.................................. $      325 |$      344 $      348 $      357 $      349  $      358
 Medicaid..................................        109 |       110        111        113        111         114
 Private and other.........................        175 |       176        174        174        175         179
 Weighted average..........................        153 |       157        156        158        157         163
                                                       |
Hospital Data:                                         |
End of period data:                                    |
 Number of hospitals.......................         56 |        56         56         57                     57
 Number of licensed beds...................      4,867 |     4,867      4,867      4,961                  4,961
                                                       |
Revenue mix %:                                         |
 Medicare..................................         56 |        56         56         59         57          58
 Medicaid..................................         11 |        11         11          6          9          10
 Private and other.........................         33 |        33         33         35         34          32
                                                       |
Patient days:                                          |
 Medicare..................................    185,731 |   182,906    172,692    178,985    534,583     196,057
 Medicaid..................................     34,872 |    34,799     35,098     33,480    103,377      33,864
 Private and other.........................     52,426 |    53,016     55,050     56,399    164,465      58,437
                                            ---------- |---------- ---------- ---------- ----------  ----------
                                               273,029 |   270,721    262,840    268,864    802,425     288,358
                                            ========== |========== ========== ========== ==========  ==========
Revenues per patient day:                              |
 Medicare.................................. $      820 |$      839 $      872 $      920 $      877  $      880
 Medicaid..................................        871 |       872        807        511        733         880
 Private and other.........................      1,703 |     1,742      1,628      1,712      1,693       1,609
 Weighted average..........................        996 |     1,020      1,022      1,035      1,026       1,028

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion of the Company's exposure to market risk contains "forward-looking statements" that involve risks and uncertainties. The information presented has been prepared using certain assumptions considered reasonable in light of information currently available to the Company. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

   The Company's only significant exposure to market risk relates to changes in the London Interbank Offered Rate which affect the interest paid on its borrowings.

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                                 Expected Maturities                 Fair
                                  -------------------------------------------------  Value
                                  2002  2003  2004  2005  2006  Thereafter  Total   3/31/02
                                  ----  ----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt, including amounts
 due within one year:
    Fixed rate................... $317  $258  $ 63  $ 69  $ 75   $  1,304  $  2,086 $  2,110
    Average interest rate........  9.8%  9.7%  8.8%  8.8%  8.8%       8.8%
    Variable rate................ $  -  $  -  $  -  $  -  $  -   $210,500  $210,500 $209,974
    Average interest rate (a)

--------
(a) Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of Ventas, against the Company and Ventas and certain of the Company's and Ventas's current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of the common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which was subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier. On May 13, 2002, the federal district court conducted a fairness hearing and approved the settlement.

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

   In connection with the Company's spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, the Company agreed to continue to fulfill its indemnification obligations arising from the spin-off.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:


 2.1* Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the
      Stockholders Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred
      Healthcare Operating, Inc. dated as of April 1, 2002.

 3.1  Certificate of Amendment of Amended and Restated Certificate of Incorporation.

10.1  Amendment No. 2 dated as of March 22, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the
      Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank
      (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust
      Company of New York), as Administrative Agent and Collateral Agent, and General Electric
      Capital Corporation, as Documentation Agent and Collateral Monitoring Agent.

10.2  Amendment No. 2 dated as of March 22, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the
      Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative
      Agent and Collateral Agent.

10.3  Kindred Healthcare, Inc. Short-Term Incentive Plan.

10.4  Amendment No. 2 to the Vencor, Inc. Deferred Compensation Plan.

10.5  Kindred Healthcare, Inc. 2001 Stock Incentive Plan amended and restated as of February 12,
      2002.


10.6 Employment Agreement dated as of January 28, 2002 by and between Kindred Healthcare
     Operating, Inc. and Paul J. Diaz.

10.7 Change-in-Control Severance Agreement dated as of January 28, 2002 by and between
     Kindred Healthcare Operating, Inc. and Paul J. Diaz.

10.8 Separation Agreement and Release of Claims entered into by Richard A. Schweinhart and the
     Company.

--------
* The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibits to this agreement to the Commission upon request.

   (b)  Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K on January 7, 2002 which indicated that the Company was informed by Ventas that Ventas's fourth quarter dividend to its shareholders was paid in a combination of cash and Kindred common stock owned by Ventas Realty, Limited Partnership. The Company filed a Current Report on Form 8-K on January 14, 2002 that indicated that the Company was informed by Ventas that, as part of Ventas's fourth quarter dividend to its shareholders paid on January 7, 2002, a total of 334,886 shares of Kindred common stock was distributed by Ventas to its shareholders. The Company filed a Current Report on Form 8-K on February 26, 2002 which announced the appointment of Richard A. Lechleiter as the Company's Senior Vice President, Chief Financial Officer and Treasurer and the resignation of Richard A. Schweinhart as Senior Vice President and Chief Financial Officer.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 KINDRED HEALTHCARE, INC.


Date:  May 15, 2002                                   /S/  EDWARD L. KUNTZ
       ------------                              -------------------------------
                                                         Edward L. Kuntz
                                                    Chairman of the Board and
                                                     Chief Executive Officer


Date:  May 15, 2002                                 /S/  RICHARD A. LECHLEITER
       ------------                              -------------------------------
                                                      Richard A. Lechleiter
                                                  Senior Vice President, Chief
                                                 Financial Officer and Treasurer