Form 10-Q
period 2002-06-30
KINDRED HEALTHCARE INC
filed 2002-08-13
CIK 1060009

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

                 For the quarterly period ended June 30, 2002

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the transition period from ________ to ________.

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class of Common Stock     Outstanding at July 31, 2002
               ---------------------     ----------------------------
           Common stock, $0.25 par value      17,682,817 shares

================================================================================

                                    1 of 33

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                  Page
                                                                                                ----

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations:
          Reorganized Company -- for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002
          Predecessor Company -- for the three months ended March 31, 2001.....................    3

         Condensed Consolidated Balance Sheet:
          Reorganized Company -- June 30, 2002 and December 31, 2001...........................    4

         Condensed Consolidated Statement of Cash Flows:
          Reorganized Company -- for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002
          Predecessor Company -- for the three months ended March 31, 2001.....................    5

         Notes to Condensed Consolidated Financial Statements..................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................   29

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................   30

Item 4.  Submission of Matters to a Vote of Security Holders...................................   31

Item 6.  Exhibits and Reports on Form 8-K......................................................   32

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                   | Predecessor
                                                          Reorganized Company      |   Company
                                                    ------------------------------ | -----------
                                                     Three     Three       Six     |    Three
                                                     months    months     months   |   months
                                                     ended     ended      ended    |    ended
                                                    June 30,  June 30,   June 30,  |  March 31,
                                                      2002      2001       2002    |    2001
                                                    --------  --------  ---------- | -----------
Revenues........................................... $838,573  $770,764  $1,649,817 |  $752,409
                                                    --------  --------  ---------- |  --------
                                                                                   |
Salaries, wages and benefits.......................  478,520   432,182     945,921 |   427,649
Supplies...........................................  105,431    96,043     206,745 |    94,319
Rent...............................................   67,818    64,580     133,429 |    76,995
Other operating expenses...........................  134,045   127,655     261,342 |   126,701
Depreciation and amortization......................   17,413    15,886      34,109 |    18,645
Interest expense...................................    3,818     8,463       7,550 |    14,000
Investment income..................................   (3,400)   (3,438)     (5,280)|    (1,919)
                                                    --------  --------  ---------- |  --------
                                                     803,645   741,371   1,583,816 |   756,390
                                                    --------  --------  ---------- |  --------
                                                                                   |
Income (loss) before reorganization items and                                      |
  income taxes.....................................   34,928    29,393      66,001 |    (3,981)
Reorganization items...............................   (5,520)        -      (5,520)|   (53,666)
                                                    --------  --------  ---------- |  --------
Income before income taxes.........................   40,448    29,393      71,521 |    49,685
Provision for income taxes.........................   16,786    12,904      29,681 |       500
                                                    --------  --------  ---------- |  --------
     Income from operations........................   23,662    16,489      41,840 |    49,185
Extraordinary gain on extinguishment of debt.......        -     1,396           - |   422,791
                                                    --------  --------  ---------- |  --------
     Net income....................................   23,662    17,885      41,840 |   471,976
Preferred stock dividend requirements..............        -         -           - |      (261)
                                                    --------  --------  ---------- |  --------
     Income available to common stockholders....... $ 23,662  $ 17,885  $   41,840 |  $471,715
                                                    ========  ========  ========== |  ========
Earnings per common share:                                                         |
 Basic:                                                                            |
   Income from operations.......................... $   1.36  $   1.09  $     2.41 |  $   0.69
   Extraordinary gain on extinguishment of debt....        -      0.09           - |      6.02
                                                    --------  --------  ---------- |  --------
     Net income.................................... $   1.36  $   1.18  $     2.41 |  $   6.71
                                                    ========  ========  ========== |  ========
 Diluted:                                                                          |
   Income from operations.......................... $   1.21  $   1.00  $     2.16 |  $   0.69
   Extraordinary gain on extinguishment of debt....        -      0.08           - |      5.90
                                                    --------  --------  ---------- |  --------
     Net income.................................... $   1.21  $   1.08  $     2.16 |  $   6.59
                                                    ========  ========  ========== |  ========
Shares used in computing earnings per common share:                                |
 Basic.............................................   17,345    15,090      17,327 |    70,261
 Diluted...........................................   19,554    16,533      19,332 |    71,656

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                           Reorganized Company
                                                                         -----------------------
                                                                          June 30,   December 31,
                                                                            2002         2001
                                                                         ----------  ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents.............................................. $  212,262   $  190,799
 Cash-restricted........................................................     10,224       18,025
 Insurance subsidiary investments.......................................    132,842       99,101
 Accounts receivable less allowance for loss............................    428,043      418,827
 Inventories............................................................     29,854       29,720
 Other..................................................................     66,149       75,501
                                                                         ----------   ----------
                                                                            879,374      831,973

Property and equipment..................................................    555,385      508,205
Accumulated depreciation................................................    (78,011)     (44,323)
                                                                         ----------   ----------
                                                                            477,374      463,882

Goodwill................................................................    136,273      107,660
Other...................................................................    109,956      105,359
                                                                         ----------   ----------
                                                                         $1,602,977   $1,508,874
                                                                         ==========   ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................... $  115,750   $  100,473
 Salaries, wages and other compensation.................................    214,970      198,471
 Due to third-party payors..............................................     30,263       37,285
 Other accrued liabilities..............................................    144,346      138,571
 Income taxes...........................................................     45,766       39,908
 Long-term debt due within one year.....................................        519          418
                                                                         ----------   ----------
                                                                            551,614      515,126

Long-term debt..........................................................    212,038      212,269
Professional liability risks............................................    148,516      136,764
Deferred credits and other liabilities..................................     54,484       54,234

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.25 par value; authorized 175,000 shares -- June 30 and
   39,000 shares -- December 31; issued 17,683 shares -- June 30 and
   December 31..........................................................      4,421        4,421
 Capital in excess of par value.........................................    548,727      549,169
 Deferred compensation..................................................    (10,318)     (14,764)
 Retained earnings......................................................     93,495       51,655
                                                                         ----------   ----------
                                                                            636,325      590,481
                                                                         ----------   ----------
                                                                         $1,602,977   $1,508,874
                                                                         ==========   ==========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                    |  Predecessor
                                                                      Reorganized Company           |    Company
                                                              -----------------------------------   |  ------------
                                                              Three months Three months Six months  |  Three months
                                                                 ended        ended       ended     |     ended
                                                                June 30,     June 30,    June 30,   |   March 31,
                                                                  2002         2001        2002     |      2001
                                                              ------------ ------------ ----------  |  ------------
Cash flows from operating activities:                                                               |
  Net income.................................................   $ 23,662     $ 17,885    $ 41,840   |   $ 471,976
  Adjustments to reconcile net income to net cash provided                                          |
   by operating activities:                                                                         |
    Depreciation and amortization............................     17,413       15,886      34,109   |      18,645
    Amortization of deferred compensation costs..............      1,320        1,918       3,906   |           -
    Provision for doubtful accounts..........................      3,217        8,740       7,501   |       6,305
    Unusual transactions.....................................        525            -         525   |           -
    Reorganization items.....................................     (5,520)           -      (5,520)  |     (53,666)
    Extraordinary gain on extinguishment of debt.............          -       (2,271)          -   |    (422,791)
    Other....................................................        550       (1,647)        605   |       1,357
    Change in operating assets and liabilities:                                                     |
     Accounts receivable.....................................     (4,147)     (19,698)     (3,548)  |     (14,668)
     Inventories and other assets............................     20,057       10,954       3,066   |      12,476
     Accounts payable........................................     (8,352)      (3,034)      7,175   |     (10,845)
     Income taxes............................................      1,582       13,079       5,889   |         108
     Due to third-party payors...............................        382      (13,886)     (7,022)  |       2,051
     Other accrued liabilities...............................     42,754       37,061      40,076   |      28,628
                                                                --------     --------    --------   |   ---------
       Net cash provided by operating activities before                                             |
        reorganization items.................................     93,443       64,987     128,602   |      39,576
  Payment of reorganization items............................     (1,214)     (24,723)     (3,676)  |      (3,745)
                                                                --------     --------    --------   |   ---------
       Net cash provided by operating activities.............     92,229       40,264     124,926   |      35,831
                                                                --------     --------    --------   |   ---------
                                                                                                    |
Cash flows from investing activities:                                                               |
  Purchase of property and equipment.........................    (19,359)     (25,639)    (29,227)  |     (22,038)
  Acquisition of healthcare facilities.......................    (45,551)           -     (45,551)  |           -
  Sale of investment in Behavioral Healthcare Corporation....          -       40,000           -   |           -
  Sale of other assets.......................................        752        5,162         752   |           -
  Surety bond deposits.......................................      9,676         (300)      9,676   |           -
  Net change in investments..................................    (33,177)     (45,985)    (31,513)  |     (28,178)
  Other......................................................         42          165         201   |         224
                                                                --------     --------    --------   |   ---------
       Net cash used in investing activities.................    (87,617)     (26,597)    (95,662)  |     (49,992)
                                                                --------     --------    --------   |   ---------
                                                                                                    |
Cash flows from financing activities:                                                               |
  Repayment of long-term debt................................       (178)     (59,386)       (279)  |      (4,355)
  Payment of debtor-in-possession deferred financing costs...          -            -           -   |        (100)
  Payment of other deferred financing costs..................     (1,010)           -      (1,010)  |           -
  Other......................................................     (2,018)      (6,612)     (6,512)  |      (5,971)
                                                                --------     --------    --------   |   ---------
       Net cash used in financing activities.................     (3,206)     (65,998)     (7,801)  |     (10,426)
                                                                --------     --------    --------   |   ---------
Change in cash and cash equivalents..........................      1,406      (52,331)     21,463   |     (24,587)
Cash and cash equivalents at beginning of period.............    210,856      155,154     190,799   |     184,642
                                                                --------     --------    --------   |   ---------
Cash and cash equivalents at end of period...................   $212,262     $102,823    $212,262   |   $ 160,055
                                                                ========     ========    ========   |   =========
                                                                                                    |
Supplemental information:                                                                           |
  Interest payments..........................................   $  3,948     $    950    $  7,867   |   $   2,606
  Income tax payments........................................     15,174          749      23,792   |         392

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2002, the Company's health services division operated 288 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 63 hospitals in 24 states and an institutional pharmacy business.

   On April 1, 2002, the Company expanded its national network of long-term acute care hospitals by acquiring all of the outstanding stock of Specialty Healthcare Services, Inc. ("Specialty"), a private operator of six long-term acute care hospitals (the "Specialty Acquisition"). The operating results of Specialty have been included in the condensed consolidated financial statements of the Company since the date of acquisition.

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

   In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in the Company's consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company's consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data to signify the difference in the basis of presentation of the financial statements for each respective entity.

   As used in this Form 10-Q, the term "Predecessor Company" refers to the Company and its operations for periods prior to April 1, 2001, while the term "Reorganized Company" is used to describe the Company and its operations for periods thereafter.

  Comparability of Financial Information

   While the adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, management believes that business segment operating income of the Predecessor Company is generally comparable to that of the

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

  Comparability of Financial Information (Continued)

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

  Recent Accounting Pronouncements

   In July 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities." SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF No. 94-3") and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit and disposal activities of the Company that are initiated after December 31, 2002.

   In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business," by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost of disposal. SFAS 144 eliminated the APB 30 requirements that discontinued operations be measured at net realizable value and that estimated future operating losses be included under "discontinued operations" in the financial statements before they occur. This new pronouncement became effective for the Company on January 1, 2002.

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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

  Recent Accounting Pronouncements (Continued)


   The following table adjusts reported net income and earnings per share for the periods presented to exclude the amortization of goodwill (in thousands, except per share amounts):

                                   Reorganized Company         |       Predecessor Company
                              ------------------------------   |  ---------------------------------
                              Three months ended June 30, 2001 |  Three months ended March 31, 2001
                              ------------------------------   |  ---------------------------------
                                 As        Goodwill      As    |     As       Goodwill       As
                              reported   amortization adjusted |  reported  amortization  adjusted
                              --------   ------------ -------- |  --------  ------------  --------
Income from operations....... $16,489       $1,974    $18,463  |  $ 49,185     $2,509     $ 51,694
Net income...................  17,885        1,974     19,859  |   471,976      2,509      474,485
Earnings per common share:                                     |
  Basic:                                                       |
    Income from operations... $  1.09       $ 0.13    $  1.22  |  $   0.69     $ 0.04     $   0.73
    Net income...............    1.18         0.13       1.31  |      6.71       0.04         6.75
  Diluted:                                                     |
    Income from operations... $  1.00       $ 0.12    $  1.12  |  $   0.69     $ 0.03     $   0.72
    Net income...............    1.08         0.12       1.20  |      6.59       0.03         6.62

   Changes in the carrying amount of goodwill for the six months ended June 30, 2002 follow:

                                                                Health
                                                               services Hospital
                                                               division division  Total
                                                               -------- -------- --------
           Balances, January 1, 2002.......................... $56,468  $51,192  $107,660
           Specialty Acquisition goodwill.....................       -   28,613    28,613
                                                               -------  -------  --------
           Balances, June 30, 2002............................ $56,468  $79,805  $136,273
                                                               =======  =======  ========

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items described in Notes 2 and 8 and those recorded in connection with fresh-start accounting, all such adjustments are of a normal and recurring nature.

NOTE 2 - REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

   Operating results for the three months ended June 30, 2002 included income of $5.5 million resulting from changes in estimates for accrued professional and administrative costs related to the Company's emergence from bankruptcy.

   Operating results for the three months ended June 30, 2002 also included a $525,000 lease termination charge for an unprofitable hospital.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 3 - SPECIALTY ACQUISITION

   On April 1, 2002, the Company completed the Specialty Acquisition. The transaction was financed through the use of existing cash. A summary of the Specialty Acquisition follows (in thousands):

   Fair value of assets acquired.................................  $ 62,882
   Fair value of liabilities assumed.............................   (16,489)
                                                                   --------
      Net assets acquired........................................    46,393
   Cash acquired.................................................      (842)
                                                                   --------
      Net cash paid..............................................  $ 45,551
                                                                   ========

   The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $28.6 million. Additional adjustments to the purchase price may occur through April 1, 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

   The operating results of Specialty had no material effect on consolidated net income for the second quarter of 2002.

NOTE 4 - PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2001 (in thousands, except per share amounts):

                                                                Six months
                                                                   ended
                                                               June 30, 2001
                                                               -------------
   Revenues..................................................   $1,523,173
   Income from operations....................................       27,175
   Net income................................................       28,571
   Earnings per common share:
    Basic:
      Income from operations.................................   $     1.79
      Net income.............................................         1.88
    Diluted:
      Income from operations.................................   $     1.63
      Net income.............................................         1.72

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


NOTE 5 - REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

   A summary of revenues by payor type follows (in thousands):

                                                                     |  Predecessor
                                        Reorganized Company          |    Company
                               ------------------------------------  |  ------------
                               Three months Three months Six months  |  Three months
                                  ended        ended       ended     |     ended
                                 June 30,     June 30,    June 30,   |   March 31,
                                   2002         2001        2002     |      2001
                               ------------ ------------ ----------  |  ------------
      Medicare................   $354,993     $298,671   $  686,684  |    $288,390
      Medicaid................    270,643      263,796      543,347  |     233,160
      Private and other.......    228,893      223,593      451,705  |     245,532
                                 --------     --------   ----------  |    --------
                                  854,529      786,060    1,681,736  |     767,082
      Elimination.............    (15,956)     (15,296)     (31,919) |     (14,673)
                                 --------     --------   ----------  |    --------
                                 $838,573     $770,764   $1,649,817  |    $752,409
                                 ========     ========   ==========  |    ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 6 - EARNINGS PER SHARE

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

   A computation of earnings per common share follows (in thousands, except per share amounts):

                                                                                       | Predecessor
                                                         Reorganized Company           |   Company
                                                 ------------------------------------  | ------------
                                                 Three months Three months Six months  | Three months
                                                    ended        ended       ended     |    ended
                                                   June 30,     June 30,    June 30,   |  March 31,
                                                     2002         2001        2002     |     2001
                                                 ------------ ------------ ----------  | ------------
Earnings:                                                                              |
 Income from operations.........................   $23,662      $16,489     $41,840    |   $ 49,185
 Extraordinary gain on extinguishment of debt...         -        1,396           -    |    422,791
                                                   -------      -------     -------    |   --------
 Net income.....................................    23,662       17,885      41,840    |    471,976
 Preferred stock dividend requirements..........         -            -           -    |       (261)
                                                   -------      -------     -------    |   --------
 Income available to common                                                            |
   stockholders - basic computation.............    23,662       17,885      41,840    |    471,715
 Elimination of preferred stock dividend                                               |
   requirements upon assumed conversion of                                             |
   preferred stock..............................         -            -           -    |        261
                                                   -------      -------     -------    |   --------
 Net income - diluted computation...............   $23,662      $17,885     $41,840    |   $471,976
                                                   =======      =======     =======    |   ========
                                                                                       |
Shares used in the computation:                                                        |
 Weighted average shares                                                               |
   outstanding - basic computation..............    17,345       15,090      17,327    |     70,261
 Dilutive effect of warrants, employee stock                                           |
   options and non-vested restricted stock......     2,209        1,443       2,005    |          -
 Assumed conversion of preferred stock..........         -            -           -    |      1,395
                                                   -------      -------     -------    |   --------
 Adjusted weighted average shares                                                      |
   outstanding - diluted computation............    19,554       16,533      19,332    |     71,656
                                                   =======      =======     =======    |   ========
                                                                                       |
Earnings per common share:                                                             |
 Basic:                                                                                |
   Income from operations.......................   $  1.36      $  1.09     $  2.41    |   $   0.69
   Extraordinary gain on extinguishment of debt.         -         0.09           -    |       6.02
                                                   -------      -------     -------    |   --------
     Net income.................................   $  1.36      $  1.18     $  2.41    |   $   6.71
                                                   =======      =======     =======    |   ========
                                                                                       |
 Diluted:                                                                              |
   Income from operations.......................   $  1.21      $  1.00     $  2.16    |   $   0.69
   Extraordinary gain on extinguishment of debt.         -         0.08           -    |       5.90
                                                   -------      -------     -------    |   --------
     Net income.................................   $  1.21      $  1.08     $  2.16    |   $   6.59
                                                   =======      =======     =======    |   ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 7 - BUSINESS SEGMENT DATA

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

   The following table sets forth certain data by business segment (in thousands):

                                                                                    |  Predecessor
                                                       Reorganized Company          |    Company
                                              ------------------------------------  |  ------------
                                              Three months Three months Six months  |  Three months
                                                 ended        ended       ended     |     ended
                                                June 30,     June 30,    June 30,   |   March 31,
                                                  2002         2001        2002     |      2001
                                              ------------ ------------ ----------  |  ------------
Revenues:                                                                           |
  Health services division:                                                         |
    Nursing centers..........................   $460,973     $444,137   $  922,860  |    $429,523
    Rehabilitation services..................      8,566        9,244       16,396  |      10,695
                                                --------     --------   ----------  |    --------
                                                 469,539      453,381      939,256  |     440,218
  Hospital division:                                                                |
    Hospitals................................    322,764      276,112      619,206  |     271,984
    Pharmacy.................................     62,226       56,567      123,274  |      54,880
                                                --------     --------   ----------  |    --------
                                                 384,990      332,679      742,480  |     326,864
                                                --------     --------   ----------  |    --------
                                                 854,529      786,060    1,681,736  |     767,082
  Elimination of pharmacy charges to Company                                        |
   nursing centers...........................    (15,956)     (15,296)     (31,919) |     (14,673)
                                                --------     --------   ----------  |    --------
                                                $838,573     $770,764   $1,649,817  |    $752,409
                                                ========     ========   ==========  |    ========
Income from operations:                                                             |
Operating income:                                                                   |
  Health services division:                                                         |
    Nursing centers..........................   $ 81,082     $ 78,735   $  161,796  |    $ 70,543
    Rehabilitation services..................      1,883        1,809        3,796  |         690
    Other ancillary services.................        145          103          179  |         250
                                                --------     --------   ----------  |    --------
                                                  83,110       80,647      165,771  |      71,483
  Hospital division:                                                                |
    Hospitals................................     62,326       55,685      121,900  |      54,778
    Pharmacy.................................      6,069        6,036       11,741  |       6,176
                                                --------     --------   ----------  |    --------
                                                  68,395       61,721      133,641  |      60,954
  Corporate overhead.........................    (30,403)     (27,484)     (63,078) |     (28,697)
                                                --------     --------   ----------  |    --------
                                                 121,102      114,884      236,334  |     103,740
  Unusual transactions.......................       (525)           -         (525) |           -
  Reorganization items.......................      5,520            -        5,520  |      53,666
                                                --------     --------   ----------  |    --------
    Operating income.........................    126,097      114,884      241,329  |     157,406
Rent.........................................    (67,818)     (64,580)    (133,429) |     (76,995)
Depreciation and amortization................    (17,413)     (15,886)     (34,109) |     (18,645)
Interest, net................................       (418)      (5,025)      (2,270) |     (12,081)
                                                --------     --------   ----------  |    --------
Income before income taxes...................     40,448       29,393       71,521  |      49,685
Provision for income taxes...................     16,786       12,904       29,681  |         500
                                                --------     --------   ----------  |    --------
                                                $ 23,662     $ 16,489   $   41,840  |    $ 49,185
                                                ========     ========   ==========  |    ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 - BUSINESS SEGMENT DATA (Continued)


                                                                       | Predecessor
                                        Reorganized Company            |   Company
                                ------------------------------------   | ------------
                                Three months Three months Six months   | Three months
                                   ended        ended       ended      |    ended
                                  June 30,     June 30,    June 30,    |  March 31,
                                    2002         2001        2002      |     2001
                                ------------ ------------ ----------   | ------------
Rent:                                                                  |
  Health services division:                                            |
    Nursing centers............   $42,098      $40,190    $   83,384   |  $   44,253
    Rehabilitation services....        14           27            28   |          39
    Other ancillary services...         -            3             -   |           -
                                  -------      -------    ----------   |  ----------
                                   42,112       40,220        83,412   |      44,292
  Hospital division:                                                   |
    Hospitals..................    24,675       22,917        48,011   |      30,839
    Pharmacy...................       968          968         1,910   |         941
                                  -------      -------    ----------   |  ----------
                                   25,643       23,885        49,921   |      31,780
  Corporate....................        63          475            96   |         923
                                  -------      -------    ----------   |  ----------
                                  $67,818      $64,580    $  133,429   |  $   76,995
                                  =======      =======    ==========   |  ==========
Depreciation and amortization:                                         |
  Health services division:                                            |
    Nursing centers............   $ 6,149      $ 5,055    $   12,226   |  $    7,219
    Rehabilitation services....         6           11            14   |           -
    Other ancillary services...         -            -             -   |         129
                                  -------      -------    ----------   |  ----------
                                    6,155        5,066        12,240   |       7,348
  Hospital division:                                                   |
    Hospitals..................     6,638        5,690        12,999   |       5,457
    Pharmacy...................       628          447         1,171   |         627
                                  -------      -------    ----------   |  ----------
                                    7,266        6,137        14,170   |       6,084
  Corporate....................     3,992        4,683         7,699   |       5,213
                                  -------      -------    ----------   |  ----------
                                  $17,413      $15,886    $   34,109   |  $   18,645
                                  =======      =======    ==========   |  ==========
Capital expenditures:                                                  |
  Health services division.....   $ 4,728      $ 4,529    $    6,844   |  $    7,962
  Hospital division............     7,212        8,644        10,924   |       8,901
  Corporate:                                                           |
    Information systems........     6,632        3,135         9,962   |       3,496
    Other......................       787        9,331         1,497   |       1,679
                                  -------      -------    ----------   |  ----------
                                  $19,359      $25,639    $   29,227   |  $   22,038
                                  =======      =======    ==========   |  ==========

                                                              Reorganized Company
                                                          -----------    ------------
                                                           June 30,      December 31,
                                                             2002            2001
Assets:                                                   ----------     ------------
  Health services division.............................   $  442,123      $  392,938
  Hospital division....................................      605,332         497,057
  Corporate............................................      555,522         618,879
                                                          ----------      ----------
                                                          $1,602,977      $1,508,874
                                                          ==========      ==========
Goodwill:
  Health services division.............................   $   56,468
  Hospital division....................................       79,805
                                                          ----------
                                                          $  136,273
                                                          ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 8 - LONG-TERM DEBT

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

   On May 30, 2001, the Company prepaid the outstanding balance in full satisfaction of its obligation under a loan repayment agreement with the Centers for Medicare and Medicaid Services ("CMS"), resulting in an extraordinary gain of $1.4 million.

NOTE 9 - STOCKHOLDERS' EQUITY

   On April 16, 2002, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 39,000,000 to 175,000,000. The stockholders also approved an additional 1,200,000 shares of common stock that could be issued under the Company's incentive compensation plans.

NOTE 10 - LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   The Company's subsidiary, formerly named TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated
v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the Commission. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit") affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court. The Company is defending the action vigorously.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 10 - LITIGATION (Continued)


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

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of the Company's predecessor, Ventas, Inc. ("Ventas"), against the Company and Ventas and certain of the Company's and Ventas's current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which was subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier. On May 13, 2002, the federal

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 10 - LITIGATION (Continued)

district court conducted a fairness hearing and approved the settlement. In June 2002, the federal district court's order approving the settlement and dismissing the lawsuit became non-appealable, and the United States Supreme Court dismissed the Petition for Certiorari.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other state and federal regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

NOTE 11 - SUBSEQUENT EVENT

   On April 20, 2001, the Company announced that PricewaterhouseCoopers LLP ("PwC") had advised the Company that certain non-audit services provided to the Company during PwC's engagement as the Company's independent accountants by a subsidiary of PwC in connection with the Company's efforts to sell an equity investment raised an issue as to PwC's independence. PwC disclosed the situation to the Commission. On July 17, 2002, the Commission announced that it had reached a settlement with PwC on this and other matters. As a result of the settlement, the Company believes that this issue will have no impact on the Company's past or future filings with the Commission or other third parties.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Cautionary Statement

   This Form 10-Q includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. All statements regarding the Company's expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as "anticipate," "approximate," "believe," "plan," "estimate," "expect," "projected," "could," "should," "will," "intend," "may" and other similar expressions, are forward-looking statements.

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

   Factors that may affect the plans or results of the Company include, without limitation, (a) the ability of the Company to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas; (b) the Company's ability to meet its rental and debt service obligations; (c) adverse developments with respect to the Company's liquidity or results of operations;
(d) the ability of the Company to attract and retain key executives and other healthcare personnel; (e) increased operating costs due to shortages in qualified nurses and other healthcare professionals; (f) the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; (g) changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs and the newly proposed prospective payment system for long-term acute care hospitals;
(h) national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; (i) the Company's ability to control costs, including labor and employee benefit costs, in response to the prospective payment systems, implementation of the Company's Corporate Integrity Agreement and other regulatory actions; (j) the ability of the Company to comply with the terms of its Corporate Integrity Agreement; (k) the effect of a restatement of the Company's previously issued consolidated financial statements; (l) the Company's ability to integrate operations of acquired facilities; and (m) the increase in the costs of defending and insuring against alleged patient care liability claims. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 7 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At June 30, 2002, the Company's health services division operated 288 nursing centers (37,637 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 63 hospitals (5,276 licensed beds) in 24 states and an institutional pharmacy business.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

   On April 1, 2002, the Company completed the Specialty Acquisition. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

July 1, 1998. During the first three years, the per diem rates for nursing centers were based on a blend of facility-specific costs and federal rates. Effective July 1, 2001, the per diem rates are based solely on federal rates. The payments received under PPS cover substantially all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

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

   Various legislative and regulatory actions have provided a measure of relief from the impact of the Budget Act. Effective April 1, 2000, the Balanced Budget Refinement Act (the "BBRA") (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping ("RUG") payment system is established by CMS. On April 23, 2002, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $10 million in the second quarter of 2002.

   In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2002. In addition, BIPA extended the two-year moratorium on therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002.

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

   There continue to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. Congress has directed the Secretary of the U.S. Department of Health and Human Services (the "Secretary") to develop a prospective payment system applicable specifically to long-term acute care hospitals. On March 22, 2002, CMS issued proposed regulations for a prospective payment system covering long-term acute care providers. The proposed effective date for the new rules is October 1, 2002. Because of the Company's Medicare cost reporting periods, this new payment system is not expected to impact the Company's hospitals until September 1, 2003. If the Secretary is unable to implement a prospective payment system specific to long-term acute care hospitals by October 1, 2002, Congress has directed the Secretary to implement, as of such date, a prospective payment system for long-term acute care hospitals based upon existing hospital diagnosis-related groups modified where feasible to account for resource use of long-term acute care hospital patients. The Company cannot predict the content or timing of the final prospective payment regulations or their impact on the Company's hospitals. There can be no assurance that such regulations will not have a material adverse impact on the Company's results of operations, liquidity or financial position.

   By repealing the Boren Amendment, the Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the Company's hospitals and pharmacies are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


Results of Operations

  Second Quarter 2002 compared to Second Quarter 2001

  Health Services Division - Nursing Centers

   Revenues increased 4% to $461 million in the second quarter of 2002 from $444 million in the same quarter of 2001. Average daily patient census was relatively unchanged from last year. The increase in revenues was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid revenues per patient day increased 3% in the second quarter of 2002, while private rates grew 1% compared to the second quarter of 2001. Medicare revenues per patient day grew 4% to $358 in the second quarter of 2002 compared to $344 in the second quarter a year ago. Funding received by the Company's nursing center under the provisions of the BBRA approximated $15 million in the second quarter of 2002 and $11 million in the second quarter of 2001. Revenues associated with BIPA aggregated approximately $10 million in the second quarter of both periods.

   Nursing center operating income was $81 million for the second quarter of 2002 compared to $79 million for the second quarter last year. Operating margins for the second quarter of 2002 were 17.6%, relatively unchanged from 17.7% last year. Aggregate operating costs increased 4% in the second quarter of 2002 compared to the same quarter last year. Labor costs in the second quarter of 2002 grew approximately 4% primarily as a result of wage pressures, while employee health benefit costs rose to $17 million in the second quarter of 2002 compared to $12 million last year, and professional liability costs increased to $15 million from $14 million in the second quarter of 2001.

  Health Services Division - Rehabilitation Services

   Revenues declined 7% to $9 million for the second quarter of 2002. Operating income totaled $2 million for both periods. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

  Health Services Division - Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former ancillary services business in a prior year.

  Hospital Division - Hospitals

   Revenues increased 17% to $323 million in the second quarter of 2002 from $276 million in the same period a year ago. The Specialty Acquisition generated approximately $21 million in revenues during the second quarter of 2002. Patient days increased 14% from the same period a year ago. On a same-store basis, revenues increased 8% and patient days increased 3%. The increase in same-store revenues was primarily attributable to growth in volumes and a 4% growth in aggregate revenues per patient day, most of which was attributable to increased Medicare funding. Same-store revenues per patient day from private payors increased 2% from the second quarter of 2001.

   Hospital operating income totaled $62 million in the second quarter of 2002 compared to $56 million last year. The Specialty Acquisition generated approximately $3 million in operating income during the second quarter of 2002. Hospital operating margins declined to 19.3% in the second quarter of 2002 from 20.2% in the second quarter of 2001, primarily as a result of growth in labor and benefit costs. On a per patient day basis, labor and benefit costs increased 7% to $544 in the second quarter of 2002 from $508 in the second quarter of 2001. The rise in labor and benefit costs was primarily attributable to increased rates of pay necessary to attract and retain qualified nurses and other healthcare professionals and the increased use of contract labor. Hospital operating margins may continue to decline in the future as a result of these wage and benefit cost pressures. Professional liability costs increased to $3 million in the second quarter of 2002 from $1 million in the same period last year.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Hospital Division - Pharmacy

   Revenues increased 10% to $62 million in the second quarter of 2002 compared to $57 million a year ago. The increase resulted primarily from growth in the number of nursing center customers and price increases. At June 30, 2002, the Company provided pharmacy services to nursing centers containing 57,700 licensed beds, including 30,600 licensed beds operated by the Company. At June 30, 2001, the Company provided pharmacy services to nursing centers containing 51,900 licensed beds, including 29,800 licensed beds operated by the Company.

   Pharmacy operating income totaled $6 million for both periods. Despite increases in revenues, pharmacy operating margins declined to 9.8% in the second quarter of 2002 compared to 10.7% last year. The cost of goods sold as a percentage of revenues increased to 61.3% in the second quarter of 2002 from 60.9% in 2001. Operating margins also were negatively impacted by an increase in the provision for doubtful accounts in the second quarter of 2002 compared to the same period of 2001.

  Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $30 million in the second quarter of 2002 and $27 million a year ago. As a percentage of revenues (before eliminations), the overhead ratio was 3.6% in the second quarter of 2002 compared to 3.5% in the same period of 2001.

  Capital Costs

   Capital costs for the second quarter of 2002 and 2001 reflected the terms of the Plan of Reorganization and included the effects of the Company's restructured rent and debt obligations. Depreciation and amortization were recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   Interest expense in the second quarter of 2002, substantially all of which relates to the Company's floating rate senior secured notes, aggregated $4 million. The reduction in interest costs from last year's second quarter resulted from prepayments of long-term debt and reductions in interest rates. At June 30, 2002, the effective interest rate of the senior secured notes was 5.7%.

   Investment income related to the Company's excess cash balances and insurance subsidiary investments totaled $3 million in the second quarter of both 2002 and 2001. Investment income for the second quarter of 2002 included approximately $1 million related to the release of surety bond collateral.

   As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of SFAS 142, which, among other things, required that goodwill should no longer be amortized effective January 1, 2002. The adoption of this new pronouncement increased second quarter 2002 net income by approximately $1.8 million.

  Consolidated Results

   The Company reported pretax income of $40 million for the second quarter of 2002 compared to $29 million for the second quarter of 2001. Income from operations in the second quarter of 2002 aggregated $24 million compared to $16 million in the second quarter of 2001.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Consolidated Results (Continued)

   Operating results for both periods included certain unusual items. For the second quarter of 2002, operating results included income of $5.5 million ($3.4 million net of tax) resulting from changes in estimates for accrued professional and administrative costs related to the Company's emergence from bankruptcy. The Company also recorded a lease termination charge of $0.5 million ($0.3 million net of tax) in the second quarter of 2002 related to an unprofitable hospital. Operating results for the second quarter of 2001 reflected an extraordinary gain on extinguishment of debt aggregating $1.4 million.

Liquidity

   Cash flows from operations before reorganization items aggregated $93 million for the second quarter of 2002 compared to $65 million for the same period a year ago. Operating cash flows in both periods were sufficient to fund the Company's routine capital expenditures. During both periods, the Company maintained excess cash balances. In the second quarter of 2002, approximately $46 million of these balances were used to finance the Specialty Acquisition. In the second quarter last year, excess cash balances were used to prepay long-term debt and fund reorganization costs.

   Cash and cash equivalents totaled $212 million at June 30, 2002. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, the Company believes that it has the necessary financial resources to satisfy its expected liquidity needs on both a short-term and long-term basis.

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

   At June 30, 2002, the Company was in compliance with the terms of its revolving credit facility and senior secured notes.

Capital Resources

   Including the Specialty Acquisition, capital expenditures totaled $65 million and $26 million for the three months ended June 30, 2002 and 2001, respectively. Routine capital expenditures could approximate $75 million in 2002. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed primarily through internally generated funds. At June 30, 2002, the estimated cost to complete and equip construction in progress approximated $9 million.

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

   Management believes that the Company's operating margins may continue to be under pressure because of continuing regulatory scrutiny and growth in operating expenses, particularly labor, employee benefits and professional liability costs, in excess of increases in payments by third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

  Recent Accounting Pronouncements

   In July 2002, the FASB issued SFAS 146 which provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes EITF No. 94-3 and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit and disposal activities of the Company that are initiated after December 31, 2002.

  Litigation

   The Company is a party to certain material litigation. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                      Predecessor  |                 Reorganized Company
                                        Company    |  ------------------------------------------------
                                      -----------  |              2001                     2002
                                         First     |  ----------------------------  ------------------
                                        Quarter    |   Second     Third    Fourth     First    Second
                                         2001      |   Quarter   Quarter   Quarter   Quarter   Quarter
                                      -----------  |  --------  --------  --------  --------  --------
Revenues.............................  $752,409    |  $770,764  $768,680  $789,575  $811,244  $838,573
                                       --------    |  --------  --------  --------  --------  --------
Salaries, wages and benefits.........   427,649    |   432,182   436,196   448,203   467,401   478,520
Supplies.............................    94,319    |    96,043    97,089   102,466   101,314   105,431
Rent.................................    76,995    |    64,580    65,233    65,471    65,611    67,818
Other operating expenses.............   126,701    |   127,655   123,000   124,435   127,297   134,045
Depreciation and amortization........    18,645    |    15,886    16,768    17,565    16,696    17,413
Interest expense.....................    14,000    |     8,463     7,523     5,754     3,732     3,818
Investment income....................    (1,919)   |    (3,438)   (3,210)   (2,637)   (1,880)   (3,400)
                                       --------    |  --------  --------  --------  --------  --------
                                        756,390    |   741,371   742,599   761,257   780,171   803,645
                                       --------    |  --------  --------  --------  --------  --------
Income (loss) before reorganization                |
  items and income taxes.............    (3,981)   |    29,393    26,081    28,318    31,073    34,928
Reorganization items.................   (53,666)   |         -         -         -         -    (5,520)
                                       --------    |  --------  --------  --------  --------  --------
Income before income taxes...........    49,685    |    29,393    26,081    28,318    31,073    40,448
Provision for income taxes...........       500    |    12,904    11,282    12,264    12,895    16,786
                                       --------    |  --------  --------  --------  --------  --------
   Income from operations............    49,185    |    16,489    14,799    16,054    18,178    23,662
Extraordinary gain on extinguishment               |
  of debt............................   422,791    |     1,396         -     2,917         -         -
                                       --------    |  --------  --------  --------  --------  --------
   Net income........................   471,976    |    17,885    14,799    18,971    18,178    23,662
Preferred stock dividend                           |
  requirements.......................      (261)   |         -         -         -         -         -
                                       --------    |  --------  --------  --------  --------  --------
   Income available to common                      |
     stockholders....................  $471,715    |  $ 17,885  $ 14,799  $ 18,971  $ 18,178  $ 23,662
                                       ========    |  ========  ========  ========  ========  ========
Earnings per common share:                         |
 Basic:                                            |
   Income from operations............  $   0.69    |  $   1.09  $   0.97  $   0.99  $   1.05  $   1.36
   Extraordinary gain on                           |
     extinguishment of debt..........      6.02    |      0.09         -      0.18         -         -
                                       --------    |  --------  --------  --------  --------  --------
     Net income......................  $   6.71    |  $   1.18  $   0.97  $   1.17  $   1.05  $   1.36
                                       ========    |  ========  ========  ========  ========  ========
 Diluted:                                          |
   Income from operations............  $   0.69    |  $   1.00  $   0.80  $   0.83  $   0.95  $   1.21
   Extraordinary gain on                           |
     extinguishment of debt..........      5.90    |      0.08         -      0.15         -         -
                                       --------    |  --------  --------  --------  --------  --------
     Net income......................  $   6.59    |  $   1.08  $   0.80  $   0.98  $   0.95  $   1.21
                                       ========    |  ========  ========  ========  ========  ========
Shares used in computing earnings per              |
  common share:                                    |
 Basic...............................    70,261    |    15,090    15,202    16,210    17,308    17,345
 Diluted.............................    71,656    |    16,533    18,497    19,304    19,074    19,554

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                                (In thousands)

                                    Predecessor  |                Reorganized Company
                                      Company    | ------------------------------------------------
                                    -----------  |             2001                     2002
                                       First     | ----------------------------  ------------------
                                      Quarter    |  Second     Third    Fourth     First    Second
                                       2001      |  Quarter   Quarter   Quarter   Quarter   Quarter
                                    -----------  | --------  --------  --------  --------  --------
Revenues:                                        |
 Health services division:                       |
   Nursing centers.................  $429,523    | $444,137  $447,428  $456,671  $461,887  $460,973
   Rehabilitation services.........    10,695    |    9,244     9,122     9,085     7,830     8,566
                                     --------    | --------  --------  --------  --------  --------
                                      440,218    |  453,381   456,550   465,756   469,717   469,539
 Hospital division:                              |
   Hospitals.......................   271,984    |  276,112   268,578   278,245   296,442   322,764
   Pharmacy........................    54,880    |   56,567    58,750    60,788    61,048    62,226
                                     --------    | --------  --------  --------  --------  --------
                                      326,864    |  332,679   327,328   339,033   357,490   384,990
                                     --------    | --------  --------  --------  --------  --------
                                      767,082    |  786,060   783,878   804,789   827,207   854,529
 Elimination of pharmacy charges to              |
   Company nursing centers.........   (14,673)   |  (15,296)  (15,198)  (15,214)  (15,963)  (15,956)
                                     --------    | --------  --------  --------  --------  --------
                                     $752,409    | $770,764  $768,680  $789,575  $811,244  $838,573
                                     ========    | ========  ========  ========  ========  ========
Income from operations:                          |
Operating income:                                |
 Health services division:                       |
   Nursing centers.................  $ 70,543    | $ 78,735  $ 80,339  $ 75,426  $ 80,714  $ 81,082
   Rehabilitation services.........       690    |    1,809     2,178     4,125     1,913     1,883
   Other ancillary services........       250    |      103       226       179        34       145
                                     --------    | --------  --------  --------  --------  --------
                                       71,483    |   80,647    82,743    79,730    82,661    83,110
 Hospital division:                              |
   Hospitals.......................    54,778    |   55,685    49,809    52,119    59,574    62,326
   Pharmacy........................     6,176    |    6,036     7,002     7,793     5,672     6,069
                                     --------    | --------  --------  --------  --------  --------
                                       60,954    |   61,721    56,811    59,912    65,246    68,395
 Corporate overhead................   (28,697)   |  (27,484)  (30,397)  (27,358)  (32,675)  (30,403)
                                     --------    | --------  --------  --------  --------  --------
                                      103,740    |  114,884   109,157   112,284   115,232   121,102
 Unusual transactions..............         -    |        -     3,238     2,187         -      (525)
 Reorganization items..............    53,666    |        -         -         -         -     5,520
                                     --------    | --------  --------  --------  --------  --------
   Operating income................   157,406    |  114,884   112,395   114,471   115,232   126,097
Rent...............................   (76,995)   |  (64,580)  (65,233)  (65,471)  (65,611)  (67,818)
Depreciation and amortization......   (18,645)   |  (15,886)  (16,768)  (17,565)  (16,696)  (17,413)
Interest, net......................   (12,081)   |   (5,025)   (4,313)   (3,117)   (1,852)     (418)
                                     --------    | --------  --------  --------  --------  --------
Income before income taxes.........    49,685    |   29,393    26,081    28,318    31,073    40,448
Provision for income taxes.........       500    |   12,904    11,282    12,264    12,895    16,786
                                     --------    | --------  --------  --------  --------  --------
                                     $ 49,185    | $ 16,489  $ 14,799  $ 16,054  $ 18,178  $ 23,662
                                     ========    | ========  ========  ========  ========  ========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                               Predecessor  |            Reorganized Company
                                 Company    |  ---------------------------------------
                               -----------  |           2001                2002
                                  First     |  ----------------------- ---------------
                                 Quarter    |  Second   Third  Fourth   First  Second
                                  2001      |  Quarter Quarter Quarter Quarter Quarter
                               -----------  |  ------- ------- ------- ------- -------
Rent:                                       |
 Health services division:                  |
   Nursing centers............   $44,253    |  $40,190 $41,311 $41,546 $41,286 $42,098
   Rehabilitation services....        39    |       27      24      24      14      14
   Other ancillary services...         -    |        3       1       -       -       -
                                 -------    |  ------- ------- ------- ------- -------
                                  44,292    |   40,220  41,336  41,570  41,300  42,112
 Hospital division:                         |
   Hospitals..................    30,839    |   22,917  22,771  22,883  23,336  24,675
   Pharmacy...................       941    |      968     984   1,001     942     968
                                 -------    |  ------- ------- ------- ------- -------
                                  31,780    |   23,885  23,755  23,884  24,278  25,643
 Corporate....................       923    |      475     142      17      33      63
                                 -------    |  ------- ------- ------- ------- -------
                                 $76,995    |  $64,580 $65,233 $65,471 $65,611 $67,818
                                 =======    |  ======= ======= ======= ======= =======
Depreciation and amortization:              |
 Health services division:                  |
   Nursing centers............   $ 7,219    |  $ 5,055 $ 5,713 $ 5,925 $ 6,077 $ 6,149
   Rehabilitation services....         -    |       11       2      11       8       6
   Other ancillary services...       129    |        -       -       -       -       -
                                 -------    |  ------- ------- ------- ------- -------
                                   7,348    |    5,066   5,715   5,936   6,085   6,155
 Hospital division:                         |
   Hospitals..................     5,457    |    5,690   5,742   6,087   6,361   6,638
   Pharmacy...................       627    |      447     476     523     543     628
                                 -------    |  ------- ------- ------- ------- -------
                                   6,084    |    6,137   6,218   6,610   6,904   7,266
 Corporate....................     5,213    |    4,683   4,835   5,019   3,707   3,992
                                 -------    |  ------- ------- ------- ------- -------
                                 $18,645    |  $15,886 $16,768 $17,565 $16,696 $17,413
                                 =======    |  ======= ======= ======= ======= =======
Capital expenditures:                       |
 Health services division.....   $ 7,962    |  $ 4,529 $ 5,184 $ 3,602 $ 2,116 $ 4,728
 Hospital division............     8,901    |    8,644   3,244   7,942   3,712   7,212
 Corporate:                                 |
   Information systems........     3,496    |    3,135   7,841   9,290   3,330   6,632
   Other......................     1,679    |    9,331   1,317   1,184     710     787
                                 -------    |  ------- ------- ------- ------- -------
                                 $22,038    |  $25,639 $17,586 $22,018 $ 9,868 $19,359
                                 =======    |  ======= ======= ======= ======= =======

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)

                                           |                  Reorganized Company
                               Predecessor | ------------------------------------------------------
                                 Company   |               2001                       2002
                               ----------- | -------------------------------- ---------------------
                                  First    |
                                 Quarter   |  Second      Third     Fourth      First     Second
                                  2001     |  Quarter    Quarter    Quarter    Quarter    Quarter
                               ----------- | ---------- ---------- ---------- ---------- ----------
Nursing Center Data:                       |
End of period data:                        |
  Number of nursing centers:               |
    Owned or leased...........        278  |        280        280        282        280        278
    Managed...................         35  |         35         34         23         14         10
                               ----------  | ---------- ---------- ---------- ---------- ----------
                                      313  |        315        314        305        294        288
                               ==========  | ========== ========== ========== ========== ==========
  Number of licensed beds:                 |
    Owned or leased...........     36,469  |     36,746     36,729     36,926     36,615     36,620
    Managed...................      3,861  |      3,861      3,626      2,367      1,417      1,017
                               ----------  | ---------- ---------- ---------- ---------- ----------
                                   40,330  |     40,607     40,355     39,293     38,032     37,637
                               ==========  | ========== ========== ========== ========== ==========
Revenue mix %:                             |
  Medicare....................         31  |         32         31         31         34         34
  Medicaid....................         47  |         47         48         48         46         47
  Private and other...........         22  |         21         21         21         20         19
                                           |
Patient days (excludes managed             |
 facilities):                              |
  Medicare....................    411,783  |    417,065    399,441    402,157    439,715    439,913
  Medicaid....................  1,860,256  |  1,871,895  1,933,822  1,945,232  1,883,679  1,890,725
  Private and other...........    532,943  |    533,792    542,284    537,582    502,996    500,934
                               ----------  | ---------- ---------- ---------- ---------- ----------
                                2,804,982  |  2,822,752  2,875,547  2,884,971  2,826,390  2,831,572
                               ==========  | ========== ========== ========== ========== ==========
Revenues per patient day:                  |
  Medicare.................... $      325  | $      344 $      348 $      357 $      358 $      358
  Medicaid....................        109  |        110        111        113        114        113
  Private and other...........        175  |        176        174        174        179        178
  Weighted average............        153  |        157        156        158        163        163
                                           |
Hospital Data:                             |
End of period data:                        |
  Number of hospitals.........         56  |         56         56         57         57         63
  Number of licensed beds.....      4,867  |      4,867      4,867      4,961      4,961      5,276
                                           |
Revenue mix %:                             |
  Medicare....................         56  |         56         56         59         58         61
  Medicaid....................         11  |         11         11          6         10          8
  Private and other...........         33  |         33         33         35         32         31
                                           |
Patient days:                              |
  Medicare....................    185,731  |    182,906    172,692    178,985    196,057    218,392
  Medicaid....................     34,872  |     34,799     35,098     33,480     33,864     32,635
  Private and other...........     52,426  |     53,016     55,050     56,399     58,437     57,266
                               ----------  | ---------- ---------- ---------- ---------- ----------
                                  273,029  |    270,721    262,840    268,864    288,358    308,293
                               ==========  | ========== ========== ========== ========== ==========
Revenues per patient day:                  |
  Medicare.................... $      820  | $      839 $      872 $      920 $      880 $      893
  Medicaid....................        871  |        872        807        511        880        811
  Private and other...........      1,703  |      1,742      1,628      1,712      1,609      1,768
  Weighted average............        996  |      1,020      1,022      1,035      1,028      1,047

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                                      Expected Maturities                   Fair
                                      ----------------------------------------------------  Value
                                       2002  2003  2004   2005   2006  Thereafter  Total   6/30/02
                                      -----  ----  ----  -----  -----  ---------- -------- --------
Liabilities:
Long-term debt, including amounts due
 within one year:
   Fixed rate........................ $ 288  $258  $ 63  $  69  $  75   $  1,304  $  2,057 $  2,042
   Average interest rate.............  10.8%  9.7%  8.8%   8.8%   8.8%       8.8%
   Variable rate..................... $   -  $  -  $  -  $   -  $   -   $210,500  $210,500 $210,763
   Average interest rate (a)

--------
(a) Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   A class action lawsuit entitled A. Carl Helwig v. Vencor, Inc., et al., was filed on December 24, 1997 in the United States District Court for the Western District of Kentucky (Civil Action No. 3-97CV-8354). The class action claims were brought by an alleged stockholder of Ventas, against the Company and Ventas and certain of the Company's and Ventas's current and former executive officers and directors. The complaint alleges that the Company, Ventas and certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks damages in an amount to be proven at trial, pre-judgment and post-judgment interest, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the plaintiff has an effective remedy. In December 1998, the defendants filed a motion to dismiss the case. The court converted the defendants' motion to dismiss into a motion for summary judgment and granted summary judgment as to all defendants. The plaintiff appealed the ruling to the Sixth Circuit. On April 24, 2000, the Sixth Circuit affirmed the district court's dismissal of the action on the grounds that the plaintiff failed to state a claim upon which relief could be granted. On July 14, 2000, the Sixth Circuit granted the plaintiff's petition for a rehearing en banc. On May 31, 2001, the Sixth Circuit issued its en banc decision reversing the trial court's dismissal of the complaint. The defendants filed a Petition for Certiorari seeking review of the Sixth Circuit's decision in the United States Supreme Court on September 27, 2001. The parties entered into a stipulation and agreement of settlement of this action on December 26, 2001, which was subject to approval by the federal district court. The settlement payment to the certified class will be $3 million, which will include the costs of administration and plaintiffs' attorney fees, plus interest, and will be paid by the defendants' directors and officers insurance carrier. On May 13, 2002, the federal district court conducted a fairness hearing and approved the settlement. In June 2002, the federal district court's order approving the settlement and dismissing the lawsuit became non-appealable, and the United States Supreme Court dismissed the Petition for Certiorari.

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

   The Company is a party to certain legal actions and regulatory investigations arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other state and federal regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's results of operations, liquidity or financial position. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on April 16, 2002 in Louisville, Kentucky. At the meeting, stockholders of the Company elected a board of seven directors pursuant to the following votes:

                                           Votes in   Votes
                         Director           Favor    Withheld
                         --------         ---------- ---------
                     James Bolin......... 15,570,651    49,426
                     Michael J. Embler... 15,573,650    46,427
                     Garry N. Garrison... 15,580,562    39,515
                     Isaac Kaufman....... 15,580,460    39,617
                     John H. Klein....... 15,580,515    39,562
                     Edward L. Kuntz..... 14,551,609 1,068,468
                     David A. Tepper..... 15,458,785   161,292

   In addition to electing directors, stockholders of the Company approved the following actions:

   (a) A proposal to ratify the Kindred Healthcare, Inc. 2000 Stock Option Plan by the vote of 12,893,198 in favor, 871,684 against and 17,708 abstentions;
   (b) A proposal to approve the Kindred Healthcare, Inc. 2001 Stock Incentive Plan by the vote of 10,730,478 in favor, 3,034,900 against and 17,212 abstentions;
   (c) A proposal to ratify the Kindred Healthcare, Inc. 2000 Long-Term Incentive Plan by the vote of 12,770,505 in favor, 995,451 against and 16,634 abstentions;
   (d) A proposal to approve the Kindred Healthcare, Inc. Short-Term Incentive Plan by the vote of 14,413,985 in favor, 1,190,692 against and 15,400 abstentions; and
   (e) A proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.25 per share, from 39,000,000 shares to 175,000,000 shares by the vote of 11,432,841 in favor, 4,172,646 against and 14,590 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:


 2.1* Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the Stockholders
      Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred Healthcare
      Operating, Inc. dated as of April 1, 2002. Exhibit 2.1 to the Company's Form 10-Q for the
      quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

 3.1  Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to
      the Company's Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No.
      001-14057) is hereby incorporated by reference.

10.1  Amendment No. 2 dated as of March 22, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders,
      Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The
      Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New
      York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation,
      as Documentation Agent and Collateral Monitoring Agent. Exhibit 10.1 to the Company's Form
      10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2  Amendment No. 2 dated as of March 22, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders
      party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-
      merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and
      Collateral Agent. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
      March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3  Letter Agreement dated June 5, 2002 between Ventas Realty, Limited Partnership, Kindred
      Healthcare, Inc. and Kindred Healthcare Operating, Inc.

--------
* The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibits to this agreement to the Commission upon request.

  (b)  Reports on Form 8-K:

   On April 2, 2002, the Company filed a Current Report on Form 8-K announcing the acquisition of Specialty Healthcare Services, Inc.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KINDRED HEALTHCARE, INC.

           Date: August 13, 2002           /s/  EDWARD L. KUNTZ
           ---------------------      -------------------------------
                                              Edward L. Kuntz
                                         Chairman of the Board and
                                          Chief Executive Officer

           Date: August 13, 2002        /s/  RICHARD A. LECHLEITER
           ---------------------      -------------------------------
                                           Richard A. Lechleiter
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer