Form 10-Q
period 2002-09-30
KINDRED HEALTHCARE INC
filed 2002-11-13
CIK 1060009

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

               For the quarterly period ended September 30, 2002

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class of Common Stock     Outstanding at October 31, 2002
             ---------------------     -------------------------------
         Common stock, $0.25 par value        17,648,857 shares

================================================================================


                                    1 of 46

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                 ----

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations:
          Reorganized Company -- for the three months ended September 30, 2002 and
            September 30, 2001; for the nine months ended September 30, 2002 and for the six months ended September 30, 2001
          Predecessor Company -- for the three months ended March 31, 2001....................   3

         Condensed Consolidated Balance Sheet:
          Reorganized Company -- September 30, 2002 and December 31, 2001.....................   4

         Condensed Consolidated Statement of Cash Flows:
          Reorganized Company -- for the three months ended September 30, 2002 and
            September 30, 2001; for the nine months ended September 30, 2002 and for the six months ended September 30, 2001
          Predecessor Company -- for the three months ended March 31, 2001....................   5

         Notes to Condensed Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  40

Item 4.  Controls and Procedures..............................................................  40

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  41

Item 6.  Exhibits and Reports on Form 8-K.....................................................  43

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                                                          | Predecessor
                                                        Reorganized Company               |   Company
                                          ----------------------------------------------- | ------------
                                          Three months ended   Nine months   Six months   | Three months
                                             September 30,        ended         ended     |    ended
                                          ------------------  September 30, September 30, |  March 31,
                                            2002      2001        2002          2001      |     2001
                                          --------  --------  ------------- ------------- | ------------
Revenues................................. $859,721  $768,680   $2,509,538    $1,539,444   |   $752,409
                                          --------  --------   ----------    ----------   |   --------
Salaries, wages and benefits.............  487,397   436,196    1,433,318       868,378   |    427,649
Supplies.................................  108,335    97,089      315,080       193,132   |     94,319
Rent.....................................   68,327    65,233      201,756       129,813   |     76,995
Other operating expenses.................  191,520   123,000      452,862       250,655   |    126,701
Depreciation and amortization............   18,287    16,768       52,396        32,654   |     18,645
Interest expense.........................    3,688     7,523       11,238        15,986   |     14,000
Investment income........................   (2,344)   (3,210)      (7,624)       (6,648)  |     (1,919)
                                          --------  --------   ----------    ----------   |   --------
                                           875,210   742,599    2,459,026     1,483,970   |    756,390
                                          --------  --------   ----------    ----------   |   --------
Income (loss) before reorganization items                                                 |
  and income taxes.......................  (15,489)   26,081       50,512        55,474   |     (3,981)
Reorganization items.....................        -         -       (5,520)            -   |    (53,666)
                                          --------  --------   ----------    ----------   |   --------
Income (loss) before income taxes........  (15,489)   26,081       56,032        55,474   |     49,685
Provision (benefit) for income taxes.....   (3,906)   11,282       25,775        24,186   |        500
                                          --------  --------   ----------    ----------   |   --------
     Income (loss) from operations.......  (11,583)   14,799       30,257        31,288   |     49,185
Extraordinary gain on extinguishment of                                                   |
  debt...................................    1,427         -        1,427         1,396   |    422,791
                                          --------  --------   ----------    ----------   |   --------
     Net income (loss)...................  (10,156)   14,799       31,684        32,684   |    471,976
Preferred stock dividend requirements....        -         -            -             -   |       (261)
                                          --------  --------   ----------    ----------   |   --------
     Income (loss) available to common                                                    |
       stockholders...................... $(10,156) $ 14,799   $   31,684    $   32,684   |   $471,715
                                          ========  ========   ==========    ==========   |   ========
Earnings (loss) per common share:                                                         |
 Basic:                                                                                   |
   Income (loss) from operations......... $  (0.66) $   0.97   $     1.75    $     2.07   |   $   0.69
   Extraordinary gain on extinguishment                                                   |
     of debt.............................     0.08         -         0.08          0.09   |       6.02
                                          --------  --------   ----------    ----------   |   --------
     Net income (loss)................... $  (0.58) $   0.97   $     1.83    $     2.16   |   $   6.71
                                          ========  ========   ==========    ==========   |   ========
 Diluted:................................                                                 |
   Income (loss) from operations......... $  (0.66) $   0.80   $     1.59    $     1.77   |   $   0.69
   Extraordinary gain on extinguishment                                                   |
     of debt.............................     0.08         -         0.07          0.08   |       5.90
                                          --------  --------   ----------    ----------   |   --------
     Net income (loss)................... $  (0.58) $   0.80   $     1.66    $     1.85   |   $   6.59
                                          ========  ========   ==========    ==========   |   ========
Shares used in computing earnings (loss)                                                  |
  per common share:                                                                       |
 Basic...................................   17,380    15,202       17,345        15,146   |     70,261
 Diluted.................................   17,380    18,497       19,084        17,701   |     71,656

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                                 Reorganized Company
                                                                              -------------------------
                                                                              September 30, December 31,
                                                                                  2002          2001
                                                                              ------------- ------------
                                   ASSETS
Current assets:
 Cash and cash equivalents...................................................  $  234,587    $  190,799
 Cash-restricted.............................................................       8,930        18,025
 Insurance subsidiary investments............................................     137,671        99,101
 Accounts receivable less allowance for loss of $103,311 - September 30 and
   $108,891 - December 31....................................................     424,111       418,827
 Inventories.................................................................      29,836        29,720
 Other.......................................................................      61,171        75,501
                                                                               ----------    ----------
                                                                                  896,306       831,973

Property and equipment.......................................................     575,570       508,205
Accumulated depreciation.....................................................     (96,365)      (44,323)
                                                                               ----------    ----------
                                                                                  479,205       463,882

Goodwill.....................................................................     118,740       107,660
Other........................................................................     103,345       105,359
                                                                               ----------    ----------
                                                                               $1,597,596    $1,508,874
                                                                               ==========    ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................  $  115,865    $  100,473
 Salaries, wages and other compensation......................................     213,091       198,471
 Due to third-party payors...................................................      30,046        37,285
 Other accrued liabilities...................................................     143,024       138,571
 Income taxes................................................................      39,020        39,908
 Long-term debt due within one year..........................................         352           418
                                                                               ----------    ----------
                                                                                  541,398       515,126

Long-term debt...............................................................     162,023       212,269
Professional liability risks.................................................     208,735       136,764
Deferred credits and other liabilities.......................................      58,631        54,234

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.25 par value; authorized 175,000 shares -- September 30 and
   39,000 shares -- December 31; issued 17,649 shares -- September 30 and
   17,683 shares -- December 31..............................................       4,412         4,421
 Capital in excess of par value..............................................     547,565       549,169
 Deferred compensation.......................................................      (8,213)      (14,764)
 Retained earnings...........................................................      83,045        51,655
                                                                               ----------    ----------
                                                                                  626,809       590,481
                                                                               ----------    ----------
                                                                               $1,597,596    $1,508,874
                                                                               ==========    ==========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                                            | Predecessor
                                                                          Reorganized Company               |   Company
                                                            ----------------------------------------------  | ------------
                                                               Three months                                 |
                                                                   ended         Nine months   Six months   | Three months
                                                               September 30,        ended         ended     |    ended
                                                            ------------------  September 30, September 30, |  March 31,
                                                              2002      2001        2002          2001      |     2001
                                                            --------  --------  ------------- ------------- | ------------
Cash flows from operating activities:                                                                       |
  Net income (loss)........................................ $(10,156) $ 14,799    $  31,684     $ 32,684    |  $ 471,976
  Adjustments to reconcile net income (loss) to net cash                                                    |
   provided by operating activities:                                                                        |
   Depreciation and amortization...........................   18,287    16,768       52,396       32,654    |     18,645
   Amortization of deferred compensation costs.............    1,682     2,064        5,588        3,982    |          -
   Provision for doubtful accounts.........................    3,804     7,565       11,305       16,305    |      6,305
   Unusual transactions....................................        -    (3,238)         525       (3,238)   |          -
   Reorganization items....................................        -         -       (5,520)           -    |    (53,666)
   Extraordinary gain on extinguishment of debt............   (1,427)        -       (1,427)      (1,396)   |   (422,791)
   Other...................................................     (253)     (748)         352       (2,395)   |      1,357
   Change in operating assets and liabilities:                                                              |
    Accounts receivable....................................      (62)     (167)      (3,610)     (19,865)   |    (14,668)
    Inventories and other assets...........................    6,592     1,750        9,658       12,704    |     12,476
    Accounts payable.......................................   (2,084)    4,742        5,091        1,708    |    (10,845)
    Income taxes...........................................   15,813     9,057       21,702       21,261    |        108
    Due to third-party payors..............................     (217)    2,404       (7,239)     (11,482)   |      2,051
    Other accrued liabilities..............................   64,129    16,556      104,205       53,617    |     28,628
                                                            --------  --------    ---------     --------    |  ---------
      Net cash provided by operating activities before                                                      |
       reorganization items................................   96,108    71,552      224,710      136,539    |     39,576
Payment of reorganization items............................     (808)   (3,009)      (4,484)     (27,732)   |     (3,745)
                                                            --------  --------    ---------     --------    |  ---------
      Net cash provided by operating activities............   95,300    68,543      220,226      108,807    |     35,831
                                                            --------  --------    ---------     --------    |  ---------
                                                                                                            |
Cash flows from investing activities:                                                                       |
  Purchase of property and equipment.......................  (20,966)  (17,586)     (50,193)     (43,225)   |    (22,038)
  Acquisition of healthcare facilities.....................     (214)        -      (45,765)           -    |          -
  Sale of investment in Behavioral Healthcare                                                               |
   Corporation.............................................        -         -            -       40,000    |          -
  Sale of other assets.....................................        -       814          752        5,976    |          -
  Surety bond deposits.....................................        -         -        9,676         (300)   |          -
  Net change in investments................................   (2,655)   (4,768)     (34,168)     (50,753)   |    (28,178)
  Other....................................................     (299)      327          (98)         492    |        224
                                                            --------  --------    ---------     --------    |  ---------
      Net cash used in investing activities................  (24,134)  (21,213)    (119,796)     (47,810)   |    (49,992)
                                                            --------  --------    ---------     --------    |  ---------
                                                                                                            |
Cash flows from financing activities:                                                                       |
  Repayment of long-term debt..............................  (50,182)     (151)     (50,461)     (59,537)   |     (4,355)
  Payment of debtor-in-possession deferred financing                                                        |
   costs...................................................        -         -            -            -    |       (100)
  Payment of other deferred financing costs................     (365)        -       (1,375)           -    |          -
  Repurchase of common stock...............................   (1,046)        -       (1,046)           -    |          -
  Other....................................................    2,752     3,825       (3,760)      (2,787)   |     (5,971)
                                                            --------  --------    ---------     --------    |  ---------
      Net cash provided by (used in) financing                                                              |
       activities..........................................  (48,841)    3,674      (56,642)     (62,324)   |    (10,426)
                                                            --------  --------    ---------     --------    |  ---------
Change in cash and cash equivalents........................   22,325    51,004       43,788       (1,327)   |    (24,587)
Cash and cash equivalents at beginning of period...........  212,262   102,823      190,799      155,154    |    184,642
                                                            --------  --------    ---------     --------    |  ---------
Cash and cash equivalents at end of period................. $234,587  $153,827    $ 234,587     $153,827    |  $ 160,055
                                                            ========  ========    =========     ========    |  =========
                                                                                                            |
Supplemental information:                                                                                   |
  Interest payments........................................ $  3,937  $    254    $  11,804     $  1,204    |  $   2,606
  Income tax payments (refunds)............................  (19,719)    2,179        4,073        2,928    |        392

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2002, the Company's health services division operated 288 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 64 hospitals in 24 states and an institutional pharmacy business.

   On April 1, 2002, the Company expanded its national network of long-term acute care hospitals by acquiring all of the outstanding stock of Specialty Healthcare Services, Inc. ("Specialty"), a private operator of six long-term acute care hospitals (the "Specialty Acquisition"). The operating results of Specialty have been included in the unaudited condensed consolidated financial statements of the Company since the date of acquisition.

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

   In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

   In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends APB 30 by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost of disposal. SFAS 144 eliminated the APB 30 requirements that discontinued operations be measured at net realizable value and that estimated future operating losses be included under "discontinued operations" in the financial statements before they occur. This new pronouncement became effective for the Company on January 1, 2002.

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

   The following table adjusts reported net income and earnings per share for the periods presented to exclude the amortization of goodwill (in thousands, except per share amounts):


                                                                                         |
                                               Reorganized Company                       |    Predecessor Company
                           ------------------------------------------------------------- | ------------------------------
                                 Three months ended              Six months ended        |      Three months ended
                                 September 30, 2001             September 30, 2001       |        March 31, 2001
                           ------------------------------ ------------------------------ | ------------------------------
                              As      Goodwill      As       As      Goodwill      As    |    As      Goodwill      As
                           reported amortization adjusted reported amortization adjusted | reported amortization adjusted
                           -------- ------------ -------- -------- ------------ -------- | -------- ------------ --------
Income from operations.... $14,799     $1,975    $16,774  $31,288     $3,949    $35,237  | $ 49,185    $2,509    $ 51,694
Net income................  14,799      1,975     16,774   32,684      3,949     36,633  |  471,976     2,509     474,485
Earnings per common share:                                                               |
  Basic:                                                                                 |
   Income from                                                                           |
    operations............ $  0.97     $ 0.13    $  1.10  $  2.07     $ 0.26    $  2.33  |  $  0.69    $ 0.04    $   0.73
   Net income.............    0.97       0.13       1.10     2.16       0.26       2.42  |     6.71      0.04        6.75
  Diluted:                                                                               |
   Income from                                                                           |
    operations............ $  0.80     $ 0.11    $  0.91  $  1.77     $ 0.22    $  1.99  |  $  0.69    $ 0.03    $   0.72
   Net income.............    0.80       0.11       0.91     1.85       0.22       2.07  |     6.59      0.03        6.62

   Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 follow:

                                                           Health
                                                          services Hospital
                                                          division division   Total
                                                          -------- -------- --------
Balances, January 1, 2002................................ $56,468  $51,192  $107,660
Specialty Acquisition....................................       -   28,951    28,951
Pre-emergence deferred tax valuation allowance adjustment  (9,364)  (8,507)  (17,871)
                                                          -------  -------  --------
Balances, September 30, 2002............................. $47,104  $71,636  $118,740
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

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

  Other Information (Continued)


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices and the provisions of SOP 90-7. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items described in Notes 3 and 11 and those recorded in connection with fresh-start accounting, all such adjustments are of a normal and recurring nature.

NOTE 2 - THIRD QUARTER ADJUSTMENTS

   The Company's reported operating results for the third quarter of 2002 were impacted materially by certain adjustments discussed below.

   In September, the Company received approximately $12 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients of the Company's hospitals. The $12 million payment covered services provided by certain of the Company's hospitals from 1999 through 2001. The $12 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company's historical financial statements.

   In the third quarter of 2002, the Company recorded $55 million of additional costs for professional liability claims above its normal provision. The additional costs were required based upon the results of a recently completed regular quarterly independent actuarial valuation. Substantially all of the additional claims costs are related to the Company's nursing center operations. These changes in estimate related primarily to claims incurred in fiscal 2001 and 2002. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $25 million, while $30 million of the adjustment related to a revision of the fiscal 2002 estimated cost for the nine months ended September 30, 2002. Claims cost estimates for years prior to fiscal 2001 remained relatively unchanged primarily as a result of certain insurance agreements in effect for those periods.

   Substantially all of the cost increase for 2001 related to an increase in the average expected cost per claim. The total number of claims that are ultimately expected to be incurred in 2001 remained relatively unchanged from the previous estimate completed for the second quarter of this year. The estimate for the 2002 liability claims cost was increased based upon the revised 2001 cost trend, including an increase in the expected ultimate number of claims to be incurred in 2002. Approximately two-thirds of the adjustments for 2001 and 2002 related to the Company's operations in Florida. Based upon the revised cost estimate for 2002 claims, the Company intends to accrue an additional $10 million of professional liability claims cost above its previously estimated provision for the fourth quarter of 2002, most of which will be allocated to the nursing center business.

   In response to the significant increases in professional liability costs in Florida, the Company intends to divest its nursing center operations in Florida. The Company operates 18 nursing centers in Florida, of which 15 are leased from its primary landlord, Ventas, Inc. ("Ventas"). Any divestiture of the Company's Florida nursing center operations would likely require the approval of Ventas, the Company's lenders, various regulatory authorities and other third parties.

NOTE 3 - REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

   Operating results for the nine months ended September 30, 2002 included income of $5.5 million resulting from changes in estimates for accrued professional and administrative costs related to the Company's emergence from bankruptcy. Operating results for the nine months ended September 30, 2002 also included a $525,000 lease termination charge for an unprofitable hospital.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 3 - REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS (Continued)


   Operating results for the three months ended September 30, 2001 included income of $3.2 million related to the favorable resolution of certain litigation related to a previously subleased nursing center facility.

NOTE 4 - SPECIALTY ACQUISITION

   On April 1, 2002, the Company completed the Specialty Acquisition. The transaction was financed through the use of existing cash. A summary of the Specialty Acquisition follows (in thousands):

                  Fair value of assets acquired.... $ 63,030
                  Fair value of liabilities assumed  (16,423)
                                                    --------
                   Net assets acquired.............   46,607
                  Cash acquired....................     (842)
                                                    --------
                   Net cash paid................... $ 45,765
                                                    ========

   The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $29 million. Additional adjustments to the purchase price may occur through April 1, 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

   The operating results of Specialty had no material effect on the Company's consolidated operating results since the date of acquisition.

NOTE 5 - PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2001 (in thousands, except per share amounts):

                                             Nine months ended
                                               September 30,
                                                   2001
                                             -----------------
                  Revenues..................    $2,291,853
                  Income from operations....        41,859
                  Net income................        43,255
                  Earnings per common share:
                   Basic:
                     Income from operations.    $     2.75
                     Net income.............          2.84
                   Diluted:
                     Income from operations.    $     2.43
                     Net income.............          2.51

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


NOTE 6 - REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third-party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third-party payors.

   A summary of revenues by payor type follows (in thousands):


                                                                  | Predecessor
                                 Reorganized Company              |   Company
                   ---------------------------------------------- | ------------
                   Three months ended  Nine months   Six months   | Three months
                      September 30,       ended         ended     |    ended
                   ------------------ September 30, September 30, |   March 31,
                     2002      2001       2002          2001      |     2001
                   --------  -------- ------------- ------------- | ------------
 Medicare......... $348,066  $292,066  $1,034,750    $  590,737   |  $288,390
 Medicaid.........  285,125   268,540     828,472       532,336   |   233,160
 Private and other  242,745   223,272     694,450       446,865   |   245,532
                   --------  --------  ----------    ----------   |  --------
                    875,936   783,878   2,557,672     1,569,938   |   767,082
 Elimination......  (16,215)  (15,198)    (48,134)      (30,494)  |   (14,673)
                   --------  --------  ----------    ----------   |  --------
                   $859,721  $768,680  $2,509,538    $1,539,444   |  $752,409
                   ========  ========  ==========    ==========   |  ========

NOTE 7 - EARNINGS PER SHARE

   Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. Except for the three months ended September 30, 2002, the diluted calculation of earnings per common share for the Reorganized Company included the effect of warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended September 30, 2002, the diluted calculation of loss per common share for the Reorganized Company excluded the effect of warrants, stock options and non-vested restricted stock because their effect was anti-dilutive. For the three months ended March 31, 2001, the diluted calculation of earnings per common share for the Predecessor Company included the effect of its former convertible preferred stock.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 - EARNINGS PER SHARE (Continued)


   A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

                                                                                          | Predecessor
                                                        Reorganized Company               |   Company
                                           ---------------------------------------------- | ------------
                                           Three months ended  Nine months   Six months   | Three months
                                             September 30,        ended         ended     |    ended
                                           -----------------  September 30, September 30, |  March 31,
                                             2002      2001       2002          2001      |     2001
                                           --------   ------- ------------- ------------- | ------------
Earnings (loss):                                                                          |
 Income (loss) from operations............ $(11,583)  $14,799    $30,257       $31,288    |   $ 49,185
 Extraordinary gain on extinguishment of                                                  |
   debt...................................    1,427         -      1,427         1,396    |    422,791
                                           --------   -------    -------       -------    |   --------
 Net income (loss)........................  (10,156)   14,799     31,684        32,684    |    471,976
 Preferred stock dividend requirements....        -         -          -             -    |       (261)
                                           --------   -------    -------       -------    |   --------
 Income (loss) available to common                                                        |
   stockholders - basic computation.......  (10,156)   14,799     31,684        32,684    |    471,715
 Elimination of preferred stock dividend                                                  |
   requirements upon assumed conversion                                                   |
   of preferred stock.....................        -         -          -             -    |        261
                                           --------   -------    -------       -------    |   --------
 Net income (loss) - diluted                                                              |
   computation............................ $(10,156)  $14,799    $31,684       $32,684    |   $471,976
                                           ========   =======    =======       =======    |   ========
Shares used in the computation:                                                           |
 Weighted average shares outstanding -                                                    |
   basic computation......................   17,380    15,202     17,345        15,146    |     70,261
 Dilutive effect of warrants, employee                                                    |
   stock options and non-vested restricted                                                |
   stock..................................        -     3,295      1,739         2,555    |          -
 Assumed conversion of preferred stock....        -         -          -             -    |      1,395
                                           --------   -------    -------       -------    |   --------
 Adjusted weighted average shares                                                         |
   outstanding - diluted computation......   17,380    18,497     19,084        17,701    |     71,656
                                           ========   =======    =======       =======    |   ========
Earnings (loss) per common share:                                                         |
 Basic:                                                                                   |
   Income (loss) from operations.......... $  (0.66)  $  0.97    $  1.75       $  2.07    |   $   0.69
   Extraordinary gain on extinguishment                                                   |
     of debt..............................     0.08         -       0.08          0.09    |       6.02
                                           --------   -------    -------       -------    |   --------
     Net income (loss).................... $  (0.58)  $  0.97    $  1.83       $  2.16    |   $   6.71
                                           ========   =======    =======       =======    |   ========
 Diluted:                                                                                 |
   Income (loss) from operations.......... $  (0.66)  $  0.80    $  1.59       $  1.77    |   $   0.69
   Extraordinary gain on extinguishment                                                   |
     of debt..............................     0.08         -       0.07          0.08    |       5.90
                                           --------   -------    -------       -------    |   --------
     Net income (loss).................... $  (0.58)  $  0.80    $  1.66       $  1.85    |   $   6.59
                                           ========   =======    =======       =======    |   ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)



NOTE 8 - BUSINESS SEGMENT DATA

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

   The Company identified its segments in accordance with the aggregation provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The segment information is consistent with information used by the Company in managing the Company's business and aggregates businesses with similar economic characteristics.

   The following table sets forth certain data by business segment (in thousands):

                                                                                              | Predecessor
                                                            Reorganized Company               |   Company
                                              ----------------------------------------------- | ------------
                                              Three months ended   Nine months   Six months   | Three months
                                                 September 30,        ended         ended     |    ended
                                              ------------------  September 30, September 30, |  March 31,
                                                2002      2001        2002          2001      |     2001
                                              --------  --------  ------------- ------------- | ------------
Revenues:                                                                                     |
  Health services division:                                                                   |
    Nursing centers.......................... $470,676  $447,428   $1,393,536    $  891,565   |   $429,523
    Rehabilitation services..................    8,697     9,122       25,093        18,366   |     10,695
                                              --------  --------   ----------    ----------   |   --------
                                               479,373   456,550    1,418,629       909,931   |    440,218
  Hospital division:                                                                          |
    Hospitals................................  330,910   268,578      950,116       544,690   |    271,984
    Pharmacy.................................   65,653    58,750      188,927       115,317   |     54,880
                                              --------  --------   ----------    ----------   |   --------
                                               396,563   327,328    1,139,043       660,007   |    326,864
                                              --------  --------   ----------    ----------   |   --------
                                               875,936   783,878    2,557,672     1,569,938   |    767,082
  Elimination of pharmacy charges to Company                                                  |
   nursing centers...........................  (16,215)  (15,198)     (48,134)      (30,494)  |    (14,673)
                                              --------  --------   ----------    ----------   |   --------
                                              $859,721  $768,680   $2,509,538    $1,539,444   |   $752,409
                                              ========  ========   ==========    ==========   |   ========
Income (loss) from operations:                                                                |
Operating income:                                                                             |
  Health services division:                                                                   |
    Nursing centers.......................... $ 25,453  $ 80,339   $  187,249    $  159,074   |   $ 70,543
    Rehabilitation services..................    2,814     2,178        6,610         3,987   |        690
    Other ancillary services.................      164       226          343           329   |        250
                                              --------  --------   ----------    ----------   |   --------
                                                28,431    82,743      194,202       163,390   |     71,483
  Hospital division:                                                                          |
    Hospitals................................   70,979    49,809      192,879       105,494   |     54,778
    Pharmacy.................................    5,616     7,002       17,357        13,038   |      6,176
                                              --------  --------   ----------    ----------   |   --------
                                                76,595    56,811      210,236       118,532   |     60,954
  Corporate overhead.........................  (32,557)  (30,397)     (95,635)      (57,881)  |    (28,697)
                                              --------  --------   ----------    ----------   |   --------
                                                72,469   109,157      308,803       224,041   |    103,740
  Unusual transactions.......................        -     3,238         (525)        3,238   |          -
  Reorganization items.......................        -         -        5,520             -   |     53,666
                                              --------  --------   ----------    ----------   |   --------
    Operating income.........................   72,469   112,395      313,798       227,279   |    157,406
Rent.........................................  (68,327)  (65,233)    (201,756)     (129,813)  |    (76,995)
Depreciation and amortization................  (18,287)  (16,768)     (52,396)      (32,654)  |    (18,645)
Interest, net................................   (1,344)   (4,313)      (3,614)       (9,338)  |    (12,081)
                                              --------  --------   ----------    ----------   |   --------
Income (loss) before income taxes............  (15,489)   26,081       56,032        55,474   |     49,685
Provision (benefit) for income taxes.........   (3,906)   11,282       25,775        24,186   |        500
                                              --------  --------   ----------    ----------   |   --------
                                              $(11,583) $ 14,799   $   30,257    $   31,288   |   $ 49,185
                                              ========  ========   ==========    ==========   |   ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 - BUSINESS SEGMENT DATA (Continued)


                                                                                             | Predecessor
                                                          Reorganized Company                |   Company
                                              ---------------------------------------------- | ------------
                                              Three months ended  Nine months   Six months   | Three months
                                               September 30,         ended         ended     |    ended
                                              ------------------ September 30, September 30, |  March 31,
                                               2002      2001        2002          2001      |     2001
                                               -------  -------  ------------- ------------- | ------------
Rent:                                                                                        |
  Health services division:                                                                  |
    Nursing centers..........................  $42,765  $41,311    $126,149      $ 81,501    |   $44,253
    Rehabilitation services..................       31       24          59            51    |        39
    Other ancillary services.................        -        1           -             4    |         -
                                               -------  -------    --------      --------    |   -------
                                                42,796   41,336     126,208        81,556    |    44,292
  Hospital division:                                                                         |
    Hospitals................................   24,513   22,771      72,524        45,688    |    30,839
    Pharmacy.................................      966      984       2,876         1,952    |       941
                                               -------  -------    --------      --------    |   -------
                                                25,479   23,755      75,400        47,640    |    31,780
  Corporate..................................       52      142         148           617    |       923
                                               -------  -------    --------      --------    |   -------
                                               $68,327  $65,233    $201,756      $129,813    |   $76,995
                                               =======  =======    ========      ========    |   =======
Depreciation and amortization:                                                               |
  Health services division:                                                                  |
    Nursing centers..........................  $ 6,601  $ 5,713    $ 18,827      $ 10,768    |   $ 7,219
    Rehabilitation services..................       10        2          24            13    |         -
    Other ancillary services.................        -        -           -             -    |       129
                                               -------  -------    --------      --------    |   -------
                                                 6,611    5,715      18,851        10,781    |     7,348
  Hospital division:                                                                         |
    Hospitals................................    6,994    5,742      19,993        11,432    |     5,457
    Pharmacy.................................      600      476       1,771           923    |       627
                                               -------  -------    --------      --------    |   -------
                                                 7,594    6,218      21,764        12,355    |     6,084
  Corporate..................................    4,082    4,835      11,781         9,518    |     5,213
                                               -------  -------    --------      --------    |   -------
                                               $18,287  $16,768    $ 52,396      $ 32,654    |   $18,645
                                               =======  =======    ========      ========    |   =======
Capital expenditures, excluding acquisitions:                                                |
  Health services division...................  $ 6,498  $ 5,184    $ 13,342      $  9,713    |   $ 7,962
  Hospital division..........................    6,938    3,244      17,862        11,888    |     8,901
  Corporate:                                                                                 |
    Information systems......................    6,474    7,841      16,436        10,976    |     3,496
    Other....................................    1,056    1,317       2,553        10,648    |     1,679
                                               -------  -------    --------      --------    |   -------
                                               $20,966  $17,586    $ 50,193      $ 43,225    |   $22,038
                                               =======  =======    ========      ========    |   =======

                                            Reorganized Company
                                         --------------------------
                                         September 30, December 31,
                                             2002          2001
                                         ------------- ------------
             Assets:
               Health services division.  $  444,090    $  392,938
               Hospital division........     586,517       497,057
               Corporate................     566,989       618,879
                                          ----------    ----------
                                          $1,597,596    $1,508,874
                                          ==========    ==========

             Goodwill:
               Health services division.  $   47,104
               Hospital division........      71,636
                                          ----------
                                          $  118,740
                                          ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 9 - INCOME TAXES

   In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2002 taxable year, to reduce certain tax attributes relating to the Company including (a) net operating loss carryforwards ("NOLs"), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change is subject to certain limitations. Through September 30, 2002, approximately $41 million of cash flow benefits related to the previously discussed tax attributes had been utilized by the Company.

NOTE 10 - INSURANCE RISKS

   The Company insures a substantial portion of its professional liability risks and, beginning in 2001, workers compensation risks through a wholly owned, limited purpose insurance subsidiary. Provisions for loss for these risks are based upon quarterly independent actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims settlements vary from historical provisions for loss, future earnings will be charged or credited.

   The provision for professional liability risks, including the cost of coverage maintained with unaffiliated insurance carriers, aggregated $108 million for the nine months ended September 30, 2002, $29 million for the six months ended September 30, 2001 (Reorganized Company) and $13 million for the three months ended March 31, 2001 (Predecessor Company).

   The aggregate provision for workers compensation risks, including the cost of coverage maintained with unaffiliated insurance carriers, aggregated $33 million for the nine months ended September 30, 2002, $19 million for the six months ended September 30, 2001 (Reorganized Company) and $10 million for the three months ended March 31, 2001 (Predecessor Company).

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 10 - INSURANCE RISKS (Continued)

   A summary of the assets and liabilities related to insurance risks included in the unaudited condensed consolidated balance sheet follows (in thousands):

                                                        Reorganized Company
                               ---------------------------------------------------------------------
                                       September 30, 2002                 December 31, 2001
                               ---------------------------------- ----------------------------------
                               Professional   Workers             Professional   Workers
                                Liability   Compensation  Total    Liability   Compensation  Total
                               ------------ ------------ -------- ------------ ------------ --------
Assets:
Current:
 Insurance subsidiary
   investments................   $ 93,680     $43,991    $137,671   $ 69,877     $29,224    $ 99,101
 Reinsurance recoverables.....      4,227           -       4,227      5,584           -       5,584
 Deposits.....................          -         918         918          -       1,640       1,640
                                 --------     -------    --------   --------     -------    --------
                                   97,907      44,909     142,816     75,461      30,864     106,325
Non-current:
 Insurance subsidiary
   investments................     17,541           -      17,541     16,976           -      16,976
 Reinsurance recoverables.....      9,251           -       9,251      8,840           -       8,840
 Deposits.....................      3,400           -       3,400      3,400           -       3,400
 Other........................        316         273         589        313       1,491       1,804
                                 --------     -------    --------   --------     -------    --------
                                   30,508         273      30,781     29,529       1,491      31,020
                                 --------     -------    --------   --------     -------    --------
                                 $128,415     $45,182    $173,597   $104,990     $32,355    $137,345
                                 ========     =======    ========   ========     =======    ========
Liabilities:
Allowance for insurance risks:
 Current......................   $ 26,234     $11,858    $ 38,092   $ 26,529     $ 7,982    $ 34,511
 Non-current..................    208,735      37,947     246,682    136,764      25,793     162,557
                                 --------     -------    --------   --------     -------    --------
                                 $234,969     $49,805    $284,774   $163,293     $33,775    $197,068
                                 ========     =======    ========   ========     =======    ========

   Provisions for loss for professional liability risks retained by the insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5% and amounts equal to the discounted loss provision are funded annually. The Company expects to fund approximately $45 million of the professional liability adjustment discussed in Note 2 no later than the first quarter of 2003. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The undiscounted allowance for professional liability risks aggregated $250 million at September 30, 2002 and $176 million at December 31, 2001.

   Provisions for loss for workers compensation risks retained by the insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 11 - LONG-TERM DEBT

   On August 26, 2002, the Company announced that it had amended the terms of its revolving credit facility and senior secured notes to allow for the repurchase of up to $35 million of the Company's common stock. As

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 11 - LONG-TERM DEBT (Continued)

part of these amendments, the Company prepaid $50 million of the senior secured notes. The amendments also allow for a $10 million increase in the Company's annual capital expenditure limits beginning in fiscal 2003. The Company also agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   In connection with the $50 million prepayment of senior secured notes, the Company recorded an extraordinary gain on the extinguishment of debt aggregating $1.4 million for the three months ended September 30, 2002.

   In the second quarter of 2001, the Company prepaid the outstanding balance in full satisfaction of its obligation under a loan repayment agreement with the Centers for Medicare and Medicaid Services ("CMS"), resulting in an extraordinary gain of $1.4 million.

NOTE 12 - LITIGATION

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

   The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients'

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 12 - LITIGATION (Continued)

Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. As discussed in Note 2, the Company received approximately $12 million in connection with the settlement of one of these claims in September 2002. The Company intends to continue to pursue these claims vigorously.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company's reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint alleges that certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case and are currently awaiting the court's ruling on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

   A purported class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain current and former officers and directors of the Company on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability claims. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company's common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 12 - LITIGATION (Continued)

seeks an unspecified amount of monetary damages plus interest, reasonable attorneys' fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R and Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R. The Company believes that the allegations in all of these purported class action complaints are without merit, and it intends to defend these lawsuits vigorously.

   A shareholder derivative suit entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476, was filed in November 2002 in the Jefferson Circuit Court in Kentucky. The complaint, which recites purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempts to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaint alleges that each of the individual defendants knew that the price of the Company's common stock would dramatically decrease when the truth regarding the Company's inadequate reserves for professional liability risks was disclosed and that the individual defendants' sales of the Company's common stock with knowledge of this material non-public information was a breach of their fiduciary duties of loyalty and good faith. The suit seeks to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms received from their November 2001 sales of the Company's common stock, as well as reasonable attorneys' fees and other expenses. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

   Factors that may affect the plans or results of the Company include, without limitation, (a) the ability of the Company to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas; (b) the Company's ability to meet its rental and debt service obligations; (c) adverse developments with respect to the Company's liquidity or results of operations;
(d) the ability of the Company to attract and retain key executives and other healthcare personnel; (e) increased operating costs due to shortages in qualified nurses and other healthcare professionals; (f) the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry; (g) changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs and the new prospective payment system for long-term acute care hospitals; (h) national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services; (i) the Company's ability to control costs, including labor and employee benefit costs, in response to the prospective payment systems, implementation of the Company's Corporate Integrity Agreement and other regulatory actions; (j) the ability of the Company to comply with the terms of its Corporate Integrity Agreement; (k) the effect of a restatement of the Company's previously issued consolidated financial statements; (l) the Company's ability to integrate operations of acquired facilities; (m) the increase in the costs of defending and insuring against alleged patient care liability claims and the Company's ability to predict the estimated costs related to such claims; and (n) the Company's ability to successfully reduce (by divestiture or otherwise) its exposure to professional liability claims in the state of Florida and other states. Many of these factors are beyond the control of the Company and its management. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

   The business segment data in Note 8 of the Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

   The Company provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At September 30, 2002, the Company's health services division operated 288 nursing centers (37,609 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 64 hospitals (5,344 licensed beds) in 24 states and an institutional pharmacy business.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

General (Continued)

   On April 1, 2002, the Company completed the Specialty Acquisition. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

   In connection with the implementation of fresh-start accounting, the Company recorded an extraordinary gain of $423 million from the restructuring of its debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of April 1, 2001. For accounting purposes, these transactions have been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

Critical Accounting Policies

   Management's discussion and analysis of financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

   The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company's unaudited condensed consolidated financial statements.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Revenue recognition

   The Company maintains agreements with third-party payors that provide for payments to its hospitals and nursing centers. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third-party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third-party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a summary of revenues by payor type.

   The Company's revenues are impacted significantly by the regulatory environment in which the Company operates. See "Regulatory Changes."

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

   The provision for doubtful accounts totaled $4 million and $8 million for the three months ended September 30, 2002 and 2001, respectively, $11 million for the nine months ended September 30, 2002, $16 million for the six months ended September 30, 2001 (Reorganized Company) and $6 million for the three months ended March 31, 2001 (Predecessor Company).

  Allowances for insurance risks

   The Company insures a substantial portion of its professional liability risks and, beginning in 2001, workers compensation risks through a wholly owned, limited purpose insurance subsidiary. Provisions for loss for these risks are based upon quarterly independent actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims settlements vary from historical provisions for loss, future earnings will be charged or credited. See Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements.

   Provisions for loss for professional liability risks retained by the insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5% and amounts equal to the discounted loss provision are funded annually. The Company expects to fund approximately $45 million of

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Allowances for insurance risks (Continued)

the professional liability adjustment discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements no later than the first quarter of 2003. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The undiscounted allowance for professional liability risks aggregated $250 million at September 30, 2002 and $176 million at December 31, 2001.

   Provisions for loss for workers compensation risks retained by the insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

   Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company's estimated and ultimate actual number of claims or average settlement costs could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2002 would impact the Company's operating income by approximately $2.3 million.

  Accounting for income taxes

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

   There are significant uncertainties with respect to professional liability costs and future Medicare payments to both the Company's nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. Deferred tax assets recognized by the Company totaled $27 million at September 30, 2002.

   If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realized by the Company, goodwill recorded in connection with fresh-start accounting will be reduced accordingly. If goodwill is eliminated in full, any excess will be treated as an increase to capital in excess of par value.

  Valuation of long-lived assets and goodwill

   The Company regularly reviews the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows, the carrying values of these assets are reduced to fair value.

   The Company recorded goodwill in connection with fresh-start accounting and the Specialty Acquisition. In connection with the adoption of SFAS 142, the Company ceased the amortization of goodwill beginning on

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Valuation of long-lived assets and goodwill (Continued)

January 1, 2002. In lieu of amortization, the Company is required to perform an annual impairment test for goodwill. The Company will perform the annual impairment test for 2002 at the end of the year. There can be no assurance that the Company's consolidated operating results for 2002 or future projections may not otherwise indicate an asset impairment at the time of the annual impairment review. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Regulatory Changes

   The Balanced Budget Act of 1997 (the "Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five-year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Budget Act has affected adversely the revenues in each of the Company's operating divisions.

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

   The Budget Act also reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for bad debts and payments for services to patients transferred from a general acute care hospital. In addition, the Budget Act also reduced allowable costs for capital expenditures by 15%. These reductions have had a material adverse impact on hospital revenues. In addition, these reductions also may affect adversely the hospital division's ability to develop or acquire additional free-standing, long-term acute care hospitals in the future.

   Under PPS, the ability to bill Medicare separately for ancillary services provided to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS was mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its former ancillary services division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. The Company's respiratory therapy and other ancillary businesses were discontinued.

   Various legislative and regulatory actions provided a measure of relief from the impact of the Budget Act. Effective April 1, 2000, the Balanced Budget Refinement Act (the "BBRA") (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

   The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping ("RUG") payment system is established by CMS. On April 23, 2002, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $9 million in the third quarter of 2002.

   In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 30, 2002. In addition, BIPA extended the two-year moratorium on therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   The Company's nursing centers received reimbursement under the BBRA of approximately $13 million in the third quarter of 2002 compared to approximately $12 million in the third quarter of 2001. Revenues associated with BIPA aggregated approximately $11 million in the third quarter of both periods.

   As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. If the expired provisions under the BBRA and BIPA are not renewed or extended, Medicare reimbursement to the Company's nursing centers is expected to decline by approximately $15 million in the fourth quarter of 2002 compared to Medicare reimbursement levels in the third quarter of 2002, resulting in a material reduction in nursing center operating income.

   On August 30, 2002, CMS issued final regulations for a prospective payment system covering long-term acute care providers that became effective on October 1, 2002. Because of the Company's Medicare cost reporting periods, this new payment system will not become effective for the Company's hospitals until September 1, 2003. The Company continues to review the extensive regulations associated with the new prospective payment system. Based on its analysis to date, the Company believes that the new system will not have a material impact on its hospital operating results. These preliminary estimates are based upon current patient acuity and expense levels in the Company's hospitals. These factors, among others, are subject to significant change. As a result, the Company cannot predict the ultimate impact of the new prospective payment system on the Company's hospitals and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse impact on the Company's results of operations, liquidity or financial position. In addition, there can be no assurance that the new Medicare prospective payment system will not have a material adverse effect on revenues from non-government third-party payors.

   On October 1, 2002, the provision under the Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues should increase by approximately $2 million in the fourth quarter of 2002.

   There continue to be legislative and regulatory proposals that would impose more limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Budget Act

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the Company's hospitals and pharmacies have been enacted or are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

Results of Operations

  Third Quarter 2002 compared to Third Quarter 2001

  Significant Adjustments

   The Company's reported operating results for the third quarter of 2002 were impacted materially by certain adjustments discussed below.

   In September, the Company received approximately $12 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients of the Company's hospitals. The $12 million payment covered services provided by certain of the Company's hospitals from 1999 through 2001. The $12 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company's historical financial statements.

   In the third quarter of 2002, the Company recorded $55 million of additional costs for professional liability claims above its normal provision. The additional costs were required based upon the results of a recently completed regular quarterly independent actuarial valuation. Substantially all of the additional claims costs are related to the Company's nursing center operations. These changes in estimate related primarily to claims incurred in fiscal 2001 and 2002. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $25 million, while $30 million of the adjustment related to a revision of the fiscal 2002 estimated cost for the nine months ended September 30, 2002. Claims cost estimates for years prior to fiscal 2001 remained relatively unchanged primarily as a result of certain insurance agreements in effect for those periods.

   Substantially all of the cost increase for 2001 related to an increase in the average expected cost per claim. The total number of claims that are ultimately expected to be incurred in 2001 remained relatively unchanged from the previous estimate completed for the second quarter of this year. The estimate for the 2002 liability

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Significant Adjustments (Continued)

claims cost was increased based upon the revised 2001 cost trend, including an increase in the expected ultimate number of claims to be incurred in 2002. Approximately two-thirds of the adjustments for 2001 and 2002 related to the Company's operations in Florida. Based upon the revised cost estimate for 2002 claims, the Company intends to accrue an additional $10 million of professional liability claims cost above its previously estimated provision for the fourth quarter of 2002, most of which will be allocated to the nursing center business.

   Including the effect of the previously discussed $55 million change in estimate, aggregate professional liability costs were $73 million for the three months ended September 30, 2002 and $14 million for the three months ended September 30, 2001. Aggregate professional liability costs were $108 million for the nine months ended September 30, 2002, $29 million for the six months ended September 30, 2001 (Reorganized Company) and $13 million for the three months ended March 31, 2001 (Predecessor Company).

   In response to the significant increases in professional liability costs in Florida, the Company intends to divest its nursing center operations in Florida. The Company operates 18 nursing centers in Florida, of which 15 are leased from its primary landlord, Ventas. Any divestiture of the Company's Florida nursing center operations would likely require the approval of Ventas, the Company's lenders, various regulatory authorities and other third parties. While the Company has begun divestiture discussions with interested third parties, there can be no assurance that the Company will successfully divest its Florida nursing center operations or otherwise limit its professional liability exposure. In addition, to the extent that the Company is successful in divesting its Florida nursing center operations, management cannot predict the cost to effect the divestiture (including, but not limited to, any potential asset impairments) or the impact of divestiture activities on the operating results of these facilities.

  Health Services Division - Nursing Centers

   Revenues increased 5% to $471 million in the third quarter of 2002 from $447 million in the same quarter of 2001. Average daily patient census was relatively unchanged from the same period last year. Aggregate revenues per patient day rose over 5% in the third quarter this year compared to the third quarter of 2001. Medicaid revenues per patient day increased 5% in the third quarter of 2002, while private rates grew 4% compared to the third quarter of 2001. Medicare revenues per patient day grew 4% to $361 in the third quarter of 2002 compared to $348 in the third quarter a year ago. Nursing center revenues under the provisions of the BBRA approximated $13 million in the third quarter of 2002 and $12 million in the third quarter of 2001. Revenues associated with BIPA aggregated approximately $11 million in the third quarter of both periods. As previously discussed, a substantial portion of the additional Medicare reimbursement under the BBRA and BIPA expired on October 1, 2002. See "Regulatory Changes."

   Nursing center operating income was $25 million for the third quarter of 2002 compared to $80 million for the third quarter last year. Operating margins for the third quarter of 2002 were 5.4%, compared to 18% in the same period last year. Third quarter 2002 nursing center operating income included a charge of approximately $51 million (net of reimbursement effect) related to the previously discussed change in estimate related to professional liability costs. Labor costs in the third quarter of 2002 grew approximately 7%, while employee benefit costs rose to $63 million in the third quarter of 2002 compared to $56 million in the third quarter last year. The rise in labor and benefit costs was primarily attributable to increased rates of pay necessary to attract and retain qualified healthcare professionals.

  Health Services Division - Rehabilitation Services

   Revenues declined 5% to $9 million for the third quarter of 2002. Operating income totaled $3 million for the third quarter this year compared to $2 million for the third quarter last year. The improvement in operating

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Health Services Division - Rehabilitation Services (Continued)

income was primarily related to the collection of old customer accounts in 2002 that had been reserved in prior periods. While the health services division will continue to provide rehabilitation services to nursing center customers, revenues related to these services may continue to decline.

  Health Services Division - Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of the Company's former ancillary services business in 1999.

  Hospital Division - Hospitals

   Revenues increased 23% to $331 million in the third quarter of 2002 from $269 million in the same period a year ago. Reported revenues for the third quarter of 2002 included $22 million resulting from the Specialty Acquisition and $12 million related to the previously discussed accounts receivable settlement. On a same-store basis, third quarter revenues increased 12% and patient days grew 5%. The increase in same-store revenues was primarily attributable to volume growth and 7% growth in aggregate revenues per patient day. Same-store Medicare rates grew 6% while revenues per patient day from private payors increased 9% from the third quarter of 2001.

   Hospital operating income totaled $71 million in the third quarter of 2002 compared to $50 million for the third quarter last year. Operating margins were 21.4% in the third quarter this year compared to 18.5% in the same period a year ago. Reported operating income for the third quarter of 2002 included $12 million related to the accounts receivable settlement and a charge of $3 million (net of reimbursement effect) related to the previously discussed change in estimate related to professional liability costs. Excluding these items, adjusted hospital operating income rose 24% to $62 million in the third quarter of 2002 and the operating margin improved to 19.4%. The improvement in operating income in the third quarter of 2002 resulted primarily from volume growth, improved pricing, operating expense controls and the benefits of the Specialty Acquisition. The Specialty Acquisition generated approximately $3 million of operating income in the third quarter of 2002.

   Despite increases in operating income, the Company's hospitals continue to experience labor cost pressures. Labor costs per patient day increased 5% to $477 from $453 in the third quarter last year, while employee benefit costs per patient day rose 12% to $76 from $69 a year ago. The rise in labor and benefit costs was primarily attributable to increased rates of pay necessary to attract and retain qualified nurses and other healthcare professionals. Contract labor costs increased 14% in the third quarter of 2002 from the same period a year ago.

  Hospital Division - Pharmacy

   Revenues increased 12% to $66 million in the third quarter of 2002 compared to $59 million a year ago. The increase resulted primarily from growth in the number of unaffiliated nursing center customers and price increases. At September 30, 2002, the Company provided pharmacy services to nursing centers containing 58,700 licensed beds, including 30,300 licensed beds operated by the Company. At September 30, 2001, the Company provided pharmacy services to nursing centers containing 54,300 licensed beds, including 30,200 licensed beds operated by the Company.

   Pharmacy operating income totaled $6 million in the third quarter of 2002 compared to $7 million in the same period of 2001. Despite increases in revenues, pharmacy operating margins declined to 8.6% in the third quarter of 2002 compared to 11.9% for the third quarter last year. The cost of goods sold as a percentage of revenues increased to 63.2% in the third quarter of 2002 from 58.9% in the third quarter of 2001, primarily as a result of Medicaid reimbursement reductions in certain states and increased utilization of higher cost drugs.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $33 million in the third quarter of 2002 and $30 million a year ago. Corporate overhead in the third quarter of 2002 included severance costs of approximately $1.3 million. As a percentage of revenues (before eliminations), the overhead ratio was 3.7% in the third quarter of 2002 compared to 3.9% in the same period of 2001.

  Capital Costs

   Capital costs for the third quarter of 2002 and 2001 reflected the terms of the Plan of Reorganization and included the effects of the Company's restructured rent and debt obligations. Depreciation and amortization were recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   Interest expense in the third quarter of 2002, substantially all of which related to the Company's floating rate senior secured notes, aggregated $4 million compared to $8 million in the same period last year. The reduction in interest costs from last year's third quarter resulted from prepayments of long-term debt and reductions in interest rates. At September 30, 2002, the effective interest rate of the senior secured notes was 5.7%.

   Investment income related to the Company's excess cash balances and insurance subsidiary investments totaled $2 million in the third quarter of 2002 and $3 million in the third quarter of 2001.

   As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, the Company adopted the provisions of SFAS 142, which, among other things, required that goodwill should no longer be amortized effective January 1, 2002. The adoption of this new pronouncement decreased the third quarter 2002 net loss by approximately $2 million.

  Consolidated Results

   The Company reported a pretax loss from operations of $15 million for the third quarter of 2002 compared to income of $26 million for the third quarter of 2001. The income tax benefit recorded in the third quarter of 2002 reflected an increase in the Company's annual effective tax rate resulting from a reduction in estimated taxable income for the year. The loss from operations in the third quarter of 2002 aggregated $12 million compared to income of $15 million in the third quarter of 2001.

   Income from operations for the third quarter of 2001 included pretax income of $3 million related to the favorable resolution of certain litigation related to a previously subleased nursing center facility. Operating results for the third quarter of 2002 reflected an extraordinary gain on extinguishment of debt aggregating $1.4 million.

Liquidity

   Cash flows from operations before reorganization items aggregated $96 million for the third quarter of 2002 compared to $72 million for the same period a year ago. Operating cash flows in the third quarter of 2002 were favorably impacted by a $20 million federal income tax refund. Operating cash flows in both periods were sufficient to fund the Company's routine capital expenditures. During both periods, the Company maintained excess cash balances. In the third quarter of 2002, approximately $50 million of these balances were used to prepay long-term debt.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

   Cash and cash equivalents totaled $235 million at September 30, 2002 while funded long-term debt aggregated $162 million. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, the Company believes that it has the necessary financial resources to satisfy its expected short-term liquidity needs. The Company expects to fund approximately $45 million of the previously discussed professional liability adjustment no later than the first quarter of 2003.

   At September 30, 2002, the Company was in compliance with the terms of its revolving credit facility and senior secured notes. As previously discussed, the Company has recently experienced a significant increase in professional liability costs. These costs are expected to continue to increase in the foreseeable future, particularly in the state of Florida. In addition, the expiration of certain Medicare funding under the BBRA and BIPA on October 1, 2002 will reduce the Company's average Medicare rate received by the Company's nursing centers by approximately $35 per patient day or approximately $15 million in the fourth quarter of 2002. Accordingly, the Company believes that the combined effect of these changes in revenues and expenses will have a material adverse effect on the Company's operating cash flows, profitability and liquidity in the future. These changes could result in the Company's inability to satisfy certain financial covenants contained in its revolving credit facility and senior secured notes in 2003.

   On August 26, 2002, the Company announced that it had amended the terms of its revolving credit facility and senior secured notes to allow for the repurchase of up to $35 million of the Company's common stock. As part of these amendments, the Company prepaid $50 million of the senior secured notes. The amendments also allow for a $10 million increase in the Company's annual capital expenditure limits beginning in fiscal 2003. The Company also agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

Capital Resources

   Capital expenditures, excluding acquisitions, totaled $21 million and $18 million for the three months ended September 30, 2002 and 2001, respectively. Routine capital expenditures could approximate $75 million in 2002. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through internally generated funds. At September 30, 2002, the estimated cost to complete and equip construction in progress approximated $7 million.

   The terms of the Company's revolving credit facility and senior secured notes include certain covenants which limit the Company's annual capital expenditures. In addition, these agreements limit the Company's ability to transfer funds to the parent company, repurchase common stock or pay cash dividends.

Other Information

  Effects of Inflation and Changing Prices

   The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation, but such rate increases may not

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

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

   Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to the Company's nursing centers and hospitals. The provisions of the BBRA and BIPA have positively impacted the Company's operating results in 2002, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA expired on October 1, 2002. The expiration of these provisions will reduce the Company's average Medicare rate paid to its nursing centers by approximately $35 per patient day.

   Management believes that the Company's operating margins will continue to be under pressure, particularly in its nursing center business, as the growth in operating expenses, particularly labor, employee benefits and professional liability costs, exceeds payment increases from third-party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

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

   In May 2002, the FASB issued SFAS 145 which requires, among other things, a change in the classification of certain gains and losses related to the extinguishment of debt. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

  Litigation

   The Company is a party to certain material litigation. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                       Reorganized Company
                                                           ------------------------------------------
                                                                              2002
                                                           ------------------------------------------
                                                                                          Nine months
                                                             First    Second     Third       ended
                                                            Quarter   Quarter   Quarter  September 30,
                                                           --------  --------  --------  -------------
Revenues.................................................. $811,244  $838,573  $859,721   $2,509,538
                                                           --------  --------  --------   ----------
Salaries, wages and benefits..............................  467,401   478,520   487,397    1,433,318
Supplies..................................................  101,314   105,431   108,335      315,080
Rent......................................................   65,611    67,818    68,327      201,756
Other operating expenses..................................  127,297   134,045   191,520      452,862
Depreciation and amortization.............................   16,696    17,413    18,287       52,396
Interest expense..........................................    3,732     3,818     3,688       11,238
Investment income.........................................   (1,880)   (3,400)   (2,344)      (7,624)
                                                           --------  --------  --------   ----------
                                                            780,171   803,645   875,210    2,459,026
                                                           --------  --------  --------   ----------
Income (loss) before reorganization items and income taxes   31,073    34,928   (15,489)      50,512
Reorganization items......................................        -    (5,520)        -       (5,520)
                                                           --------  --------  --------   ----------
Income (loss) before income taxes.........................   31,073    40,448   (15,489)      56,032
Provision (benefit) for income taxes......................   12,895    16,786    (3,906)      25,775
                                                           --------  --------  --------   ----------
   Income (loss) from operations..........................   18,178    23,662   (11,583)      30,257
Extraordinary gain on extinguishment of debt..............        -         -     1,427        1,427
                                                           --------  --------  --------   ----------
   Net income (loss)...................................... $ 18,178  $ 23,662  $(10,156)  $   31,684
                                                           ========  ========  ========   ==========
Earnings (loss) per common share:
 Basic:
   Income (loss) from operations.......................... $   1.05  $   1.36  $  (0.66)  $     1.75
   Extraordinary gain on extinguishment of debt...........        -         -      0.08         0.08
                                                           --------  --------  --------   ----------
     Net income (loss).................................... $   1.05  $   1.36  $  (0.58)  $     1.83
                                                           ========  ========  ========   ==========
 Diluted:
   Income (loss) from operations.......................... $   0.95  $   1.21  $  (0.66)  $     1.59
   Extraordinary gain on extinguishment of debt...........        -         -      0.08         0.07
                                                           --------  --------  --------   ----------
     Net income (loss).................................... $   0.95  $   1.21  $  (0.58)  $     1.66
                                                           ========  ========  ========   ==========
Shares used in computing earnings (loss) per common share:
 Basic....................................................   17,308    17,345    17,380       17,345
 Diluted..................................................   19,074    19,554    17,380       19,084

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

          Condensed Consolidated Statement of Operations (Continued)
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                          |            Reorganized Company
                                              Predecessor | -----------------------------------------
                                                Company   |                  2001
                                              ----------- | -----------------------------------------
                                                 First    |                               Nine months
                                                Quarter   |  Second     Third    Fourth      ended
                                                 2001     |  Quarter   Quarter   Quarter  December 31,
                                              ----------- | --------  --------  --------  ------------
Revenues.....................................  $752,409   | $770,764  $768,680  $789,575   $2,329,019
                                               --------   | --------  --------  --------   ----------
Salaries, wages and benefits.................   427,649   |  432,182   436,196   448,203    1,316,581
Supplies.....................................    94,319   |   96,043    97,089   102,466      295,598
Rent.........................................    76,995   |   64,580    65,233    65,471      195,284
Other operating expenses.....................   126,701   |  127,655   123,000   124,435      375,090
Depreciation and amortization................    18,645   |   15,886    16,768    17,565       50,219
Interest expense.............................    14,000   |    8,463     7,523     5,754       21,740
Investment income............................    (1,919)  |   (3,438)   (3,210)   (2,637)      (9,285)
                                               --------   | --------  --------  --------   ----------
                                                756,390   |  741,371   742,599   761,257    2,245,227
                                               --------   | --------  --------  --------   ----------
Income (loss) before reorganization items and             |
  income taxes...............................    (3,981)  |   29,393    26,081    28,318       83,792
Reorganization items.........................   (53,666)  |        -         -         -            -
                                               --------   | --------  --------  --------   ----------
Income before income taxes...................    49,685   |   29,393    26,081    28,318       83,792
Provision for income taxes...................       500   |   12,904    11,282    12,264       36,450
                                               --------   | --------  --------  --------   ----------
   Income from operations....................    49,185   |   16,489    14,799    16,054       47,342
Extraordinary gain on extinguishment of debt.   422,791   |    1,396         -     2,917        4,313
                                               --------   | --------  --------  --------   ----------
   Net income................................   471,976   |   17,885    14,799    18,971       51,655
Preferred stock dividend requirements........      (261)  |        -         -         -            -
                                               --------   | --------  --------  --------   ----------
   Income available to common                             |
     stockholders............................  $471,715   | $ 17,885  $ 14,799  $ 18,971   $   51,655
                                               ========   | ========  ========  ========   ==========
Earnings per common share:                                |
 Basic:                                                   |
   Income from operations....................  $   0.69   | $   1.09  $   0.97  $   0.99   $     3.05
   Extraordinary gain on extinguishment of                |
     debt....................................      6.02   |     0.09         -      0.18         0.28
                                               --------   | --------  --------  --------   ----------
     Net income..............................  $   6.71   | $   1.18  $   0.97  $   1.17   $     3.33
                                               ========   | ========  ========  ========   ==========
 Diluted:                                                 |
   Income from operations....................  $   0.69   | $   1.00  $   0.80  $   0.83   $     2.59
   Extraordinary gain on extinguishment of                |
     debt....................................      5.90   |     0.08         -      0.15         0.24
                                               --------   | --------  --------  --------   ----------
     Net income..............................  $   6.59   | $   1.08  $   0.80  $   0.98   $     2.83
                                               ========   | ========  ========  ========   ==========
Shares used in computing earnings per common              |
  share:                                                  |
 Basic.......................................    70,261   |   15,090    15,202    16,210       15,505
 Diluted.....................................    71,656   |   16,533    18,497    19,304       18,258

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                                Operating Data
                                  (Unaudited)
                                (In thousands)

                                                               Reorganized Company
                                                   ------------------------------------------
                                                                      2002
                                                   ------------------------------------------
                                                                                  Nine months
                                                     First    Second     Third       ended
                                                    Quarter   Quarter   Quarter  September 30,
                                                   --------  --------  --------  -------------
Revenues:
 Health services division:
   Nursing centers................................ $461,887  $460,973  $470,676   $1,393,536
   Rehabilitation services........................    7,830     8,566     8,697       25,093
                                                   --------  --------  --------   ----------
                                                    469,717   469,539   479,373    1,418,629
 Hospital division:
   Hospitals......................................  296,442   322,764   330,910      950,116
   Pharmacy.......................................   61,048    62,226    65,653      188,927
                                                   --------  --------  --------   ----------
                                                    357,490   384,990   396,563    1,139,043
                                                   --------  --------  --------   ----------
                                                    827,207   854,529   875,936    2,557,672
Elimination of pharmacy charges to Company nursing
  centers.........................................  (15,963)  (15,956)  (16,215)     (48,134)
                                                   --------  --------  --------   ----------
                                                   $811,244  $838,573  $859,721   $2,509,538
                                                   ========  ========  ========   ==========
Income (loss) from operations:
Operating income:
 Health services division:
   Nursing centers................................ $ 80,714  $ 81,082  $ 25,453   $  187,249
   Rehabilitation services........................    1,913     1,883     2,814        6,610
   Other ancillary services.......................       34       145       164          343
                                                   --------  --------  --------   ----------
                                                     82,661    83,110    28,431      194,202
 Hospital division:
   Hospitals......................................   59,574    62,326    70,979      192,879
   Pharmacy.......................................    5,672     6,069     5,616       17,357
                                                   --------  --------  --------   ----------
                                                     65,246    68,395    76,595      210,236
 Corporate overhead...............................  (32,675)  (30,403)  (32,557)     (95,635)
                                                   --------  --------  --------   ----------
                                                    115,232   121,102    72,469      308,803
 Unusual transactions.............................        -      (525)        -         (525)
 Reorganization items.............................        -     5,520         -        5,520
                                                   --------  --------  --------   ----------
   Operating income...............................  115,232   126,097    72,469      313,798
Rent..............................................  (65,611)  (67,818)  (68,327)    (201,756)
Depreciation and amortization.....................  (16,696)  (17,413)  (18,287)     (52,396)
Interest, net.....................................   (1,852)     (418)   (1,344)      (3,614)
                                                   --------  --------  --------   ----------
Income (loss) before income taxes.................   31,073    40,448   (15,489)      56,032
Provision (benefit) for income taxes..............   12,895    16,786    (3,906)      25,775
                                                   --------  --------  --------   ----------
                                                   $ 18,178  $ 23,662  $(11,583)  $   30,257
                                                   ========  ========  ========   ==========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                                        |            Reorganized Company
                                            Predecessor | -----------------------------------------
                                              Company   |                    2001
                                            ----------- | -----------------------------------------
                                               First    |                              Nine months
                                              Quarter   |  Second     Third    Fourth      ended
                                               2001     |  Quarter   Quarter   Quarter  December 31,
                                            ----------- | --------  --------  --------  ------------
Revenues:                                               |
 Health services division:                              |
   Nursing centers.........................  $429,523   | $444,137  $447,428  $456,671   $1,348,236
   Rehabilitation services.................    10,695   |    9,244     9,122     9,085       27,451
                                             --------   | --------  --------  --------   ----------
                                              440,218   |  453,381   456,550   465,756    1,375,687
 Hospital division:                                     |
   Hospitals...............................   271,984   |  276,112   268,578   278,245      822,935
   Pharmacy................................    54,880   |   56,567    58,750    60,788      176,105
                                             --------   | --------  --------  --------   ----------
                                              326,864   |  332,679   327,328   339,033      999,040
                                             --------   | --------  --------  --------   ----------
                                              767,082   |  786,060   783,878   804,789    2,374,727
 Elimination of pharmacy charges to Company             |
   nursing centers.........................   (14,673)  |  (15,296)  (15,198)  (15,214)     (45,708)
                                             --------   | --------  --------  --------   ----------
                                             $752,409   | $770,764  $768,680  $789,575   $2,329,019
                                             ========   | ========  ========  ========   ==========
Income from operations:                                 |
Operating income:                                       |
 Health services division:                              |
   Nursing centers.........................  $ 70,543   | $ 78,735  $ 80,339  $ 75,426   $  234,500
   Rehabilitation services.................       690   |    1,809     2,178     4,125        8,112
   Other ancillary services................       250   |      103       226       179          508
                                             --------   | --------  --------  --------   ----------
                                               71,483   |   80,647    82,743    79,730      243,120
 Hospital division:                                     |
   Hospitals...............................    54,778   |   55,685    49,809    52,119      157,613
   Pharmacy................................     6,176   |    6,036     7,002     7,793       20,831
                                             --------   | --------  --------  --------   ----------
                                               60,954   |   61,721    56,811    59,912      178,444
 Corporate overhead........................   (28,697)  |  (27,484)  (30,397)  (27,358)     (85,239)
                                             --------   | --------  --------  --------   ----------
                                              103,740   |  114,884   109,157   112,284      336,325
 Unusual transactions......................         -   |        -     3,238     2,187        5,425
 Reorganization items......................    53,666   |        -         -         -            -
                                             --------   | --------  --------  --------   ----------
   Operating income........................   157,406   |  114,884   112,395   114,471      341,750
Rent.......................................   (76,995)  |  (64,580)  (65,233)  (65,471)    (195,284)
Depreciation and amortization..............   (18,645)  |  (15,886)  (16,768)  (17,565)     (50,219)
Interest, net..............................   (12,081)  |   (5,025)   (4,313)   (3,117)     (12,455)
                                             --------   | --------  --------  --------   ----------
Income before income taxes.................    49,685   |   29,393    26,081    28,318       83,792
Provision for income taxes.................       500   |   12,904    11,282    12,264       36,450
                                             --------   | --------  --------  --------   ----------
                                             $ 49,185   | $ 16,489  $ 14,799  $ 16,054   $   47,342
                                             ========   | ========  ========  ========   ==========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                                       Reorganized Company
                                              -------------------------------------
                                                              2002
                                              -------------------------------------
                                                                       Nine months
                                               First  Second   Third      ended
                                              Quarter Quarter Quarter September 30,
                                              ------- ------- ------- -------------
Rent:
 Health services division:
   Nursing centers........................... $41,286 $42,098 $42,765   $126,149
   Rehabilitation services...................      14      14      31         59
                                              ------- ------- -------   --------
                                               41,300  42,112  42,796    126,208
 Hospital division:
   Hospitals.................................  23,336  24,675  24,513     72,524
   Pharmacy..................................     942     968     966      2,876
                                              ------- ------- -------   --------
                                               24,278  25,643  25,479     75,400
 Corporate...................................      33      63      52        148
                                              ------- ------- -------   --------
                                              $65,611 $67,818 $68,327   $201,756
                                              ======= ======= =======   ========
Depreciation and amortization:
 Health services division:
   Nursing centers........................... $ 6,077 $ 6,149 $ 6,601   $ 18,827
   Rehabilitation services...................       8       6      10         24
                                              ------- ------- -------   --------
                                                6,085   6,155   6,611     18,851
 Hospital division:
   Hospitals.................................   6,361   6,638   6,994     19,993
   Pharmacy..................................     543     628     600      1,771
                                              ------- ------- -------   --------
                                                6,904   7,266   7,594     21,764
 Corporate...................................   3,707   3,992   4,082     11,781
                                              ------- ------- -------   --------
                                              $16,696 $17,413 $18,287   $ 52,396
                                              ======= ======= =======   ========

Capital expenditures, excluding acquisitions:
 Health services division.................... $ 2,116 $ 4,728 $ 6,498   $ 13,342
 Hospital division...........................   3,712   7,212   6,938     17,862
 Corporate:
   Information systems.......................   3,330   6,632   6,474     16,436
   Other.....................................     710     787   1,056      2,553
                                              ------- ------- -------   --------
                                              $ 9,868 $19,359 $20,966   $ 50,193
                                              ======= ======= =======   ========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                                          |         Reorganized Company
                                              Predecessor | ------------------------------------
                                                Company   |                 2001
                                              ----------- | ------------------------------------
                                                 First    |                         Nine months
                                                Quarter   | Second   Third  Fourth     ended
                                                 2001     | Quarter Quarter Quarter December 31,
                                              ----------- | ------- ------- ------- ------------
Rent:                                                     |
 Health services division:                                |
   Nursing centers...........................   $44,253   | $40,190 $41,311 $41,546   $123,047
   Rehabilitation services...................        39   |      27      24      24         75
   Other ancillary services..................         -   |       3       1       -          4
                                                -------   | ------- ------- -------   --------
                                                 44,292   |  40,220  41,336  41,570    123,126
 Hospital division:                                       |
   Hospitals.................................    30,839   |  22,917  22,771  22,883     68,571
   Pharmacy..................................       941   |     968     984   1,001      2,953
                                                -------   | ------- ------- -------   --------
                                                 31,780   |  23,885  23,755  23,884     71,524
 Corporate...................................       923   |     475     142      17        634
                                                -------   | ------- ------- -------   --------
                                                $76,995   | $64,580 $65,233 $65,471   $195,284
                                                =======   | ======= ======= =======   ========
Depreciation and amortization:                            |
 Health services division:                                |
   Nursing centers...........................   $ 7,219   | $ 5,055 $ 5,713 $ 5,925   $ 16,693
   Rehabilitation services...................         -   |      11       2      11         24
   Other ancillary services..................       129   |       -       -       -          -
                                                -------   | ------- ------- -------   --------
                                                  7,348   |   5,066   5,715   5,936     16,717
 Hospital division:                                       |
   Hospitals.................................     5,457   |   5,690   5,742   6,087     17,519
   Pharmacy..................................       627   |     447     476     523      1,446
                                                -------   | ------- ------- -------   --------
                                                  6,084   |   6,137   6,218   6,610     18,965
 Corporate...................................     5,213   |   4,683   4,835   5,019     14,537
                                                -------   | ------- ------- -------   --------
                                                $18,645   | $15,886 $16,768 $17,565   $ 50,219
                                                =======   | ======= ======= =======   ========
                                                          |
Capital expenditures, excluding acquisitions:             |
 Health services division....................   $ 7,962   | $ 4,529 $ 5,184 $ 3,602   $ 13,315
 Hospital division...........................     8,901   |   8,644   3,244   7,942     19,830
 Corporate:                                               |
   Information systems.......................     3,496   |   3,135   7,841   9,290     20,266
   Other.....................................     1,679   |   9,331   1,317   1,184     11,832
                                                -------   | ------- ------- -------   --------
                                                $22,038   | $25,639 $17,586 $22,018   $ 65,243
                                                =======   | ======= ======= =======   ========

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)

                                                         Reorganized Company
                                            ----------------------------------------------
                                                                 2002
                                            ----------------------------------------------
                                                                              Nine months
                                              First     Second      Third        ended
                                             Quarter    Quarter    Quarter   September 30,
                                            ---------- ---------- ---------- -------------
Nursing Center Data:
End of period data:
 Number of nursing centers:
   Owned or leased.........................        280        278        278
   Managed.................................         14         10         10
                                            ---------- ---------- ----------
                                                   294        288        288
                                            ========== ========== ==========
 Number of licensed beds:
   Owned or leased.........................     36,615     36,620     36,592
   Managed.................................      1,417      1,017      1,017
                                            ---------- ---------- ----------
                                                38,032     37,637     37,609
                                            ========== ========== ==========
Revenue mix %:
 Medicare..................................         34         34         33          34
 Medicaid..................................         46         47         48          47
 Private and other.........................         20         19         19          19

Patient days (excludes managed facilities):
 Medicare..................................    439,715    439,913    427,688   1,307,316
 Medicaid..................................  1,883,679  1,890,725  1,937,000   5,711,404
 Private and other.........................    502,996    500,934    501,298   1,505,228
                                            ---------- ---------- ----------  ----------
                                             2,826,390  2,831,572  2,865,986   8,523,948
                                            ========== ========== ==========  ==========
Revenues per patient day:
 Medicare.................................. $      358 $      358 $      361  $      359
 Medicaid..................................        114        113        116         114
 Private and other.........................        179        178        181         180
 Weighted average..........................        163        163        164         163

Hospital Data:
End of period data:
 Number of hospitals.......................         57         63         64
 Number of licensed beds...................      4,961      5,276      5,344

Revenue mix % (a):
 Medicare..................................         58         61         60          60
 Medicaid..................................         10          8          9           9
 Private and other.........................         32         31         31          31

Patient days:
 Medicare..................................    196,057    218,392    209,158     623,607
 Medicaid..................................     33,864     32,635     33,590     100,089
 Private and other.........................     58,437     57,266     56,623     172,326
                                            ---------- ---------- ----------  ----------
                                               288,358    308,293    299,371     896,022
                                            ========== ========== ==========  ==========
Revenues per patient day (a):
 Medicare.................................. $      880 $      893 $      913  $      896
 Medicaid..................................        880        811        831         841
 Private and other.........................      1,609      1,768      1,764       1,713
 Weighted average..........................      1,028      1,047      1,065       1,047

--------
(a) Excludes $12.1 million related to a favorable settlement with a private insurance company recorded in the third quarter of 2002.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                          Operating Data (Continued)
                                  (Unaudited)

                                           |              Reorganized Company
                               Predecessor | ---------------------------------------------
                                 Company   |                     2001
                               ----------- | ---------------------------------------------
                                  First    |                                  Nine months
                                 Quarter   |  Second      Third     Fourth       ended
                                  2001     |  Quarter    Quarter    Quarter   December 31,
                               ----------- | ---------- ---------- ---------- ------------
Nursing Center Data:                       |
End of period data:                        |
 Number of nursing centers:                |
   Owned or leased............        278  |        280        280        282
   Managed....................         35  |         35         34         23
                               ----------  | ---------- ---------- ----------
                                      313  |        315        314        305
                               ==========  | ========== ========== ==========
 Number of licensed beds:                  |
   Owned or leased............     36,469  |     36,746     36,729     36,926
   Managed....................      3,861  |      3,861      3,626      2,367
                               ----------  | ---------- ---------- ----------
                                   40,330  |     40,607     40,355     39,293
                               ==========  | ========== ========== ==========
Revenue mix %:                             |
 Medicare.....................         31  |         32         31         31          32
 Medicaid.....................         47  |         47         48         48          47
 Private and other............         22  |         21         21         21          21
                                           |
Patient days (excludes managed             |
  facilities):                             |
 Medicare.....................    411,783  |    417,065    399,441    402,157   1,218,663
 Medicaid.....................  1,860,256  |  1,871,895  1,933,822  1,945,232   5,750,949
 Private and other............    532,943  |    533,792    542,284    537,582   1,613,658
                               ----------  | ---------- ---------- ----------  ----------
                                2,804,982  |  2,822,752  2,875,547  2,884,971   8,583,270
                               ==========  | ========== ========== ==========  ==========
Revenues per patient day:                  |
 Medicare..................... $      325  | $      344 $      348 $      357  $      349
 Medicaid.....................        109  |        110        111        113         111
 Private and other............        175  |        176        174        174         175
 Weighted average.............        153  |        157        156        158         157
                                           |
Hospital Data:                             |
End of period data:                        |
 Number of hospitals..........         56  |         56         56         57
 Number of licensed beds......      4,867  |      4,867      4,867      4,961
                                           |
Revenue mix %:                             |
 Medicare.....................         56  |         56         56         59          57
 Medicaid.....................         11  |         11         11          6           9
 Private and other............         33  |         33         33         35          34
                                           |
Patient days:                              |
 Medicare.....................    185,731  |    182,906    172,692    178,985     534,583
 Medicaid.....................     34,872  |     34,799     35,098     33,480     103,377
 Private and other............     52,426  |     53,016     55,050     56,399     164,465
                               ----------  | ---------- ---------- ----------  ----------
                                  273,029  |    270,721    262,840    268,864     802,425
                               ==========  | ========== ========== ==========  ==========
Revenues per patient day:                  |
 Medicare..................... $      820  | $      839 $      872 $      920  $      877
 Medicaid.....................        871  |        872        807        511         733
 Private and other............      1,703  |      1,742      1,628      1,712       1,693
 Weighted average.............        996  |      1,020      1,022      1,035       1,026

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                                     Expected Maturities                 Fair
                                      -------------------------------------------------  Value
                                      2002  2003  2004  2005  2006  Thereafter  Total   9/30/02
                                      ----  ----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt, including amounts due
 within one year:....................
    Fixed rate....................... $109  $258  $ 63  $ 69  $ 75   $  1,301  $  1,875 $  1,828
    Average interest rate............  9.8%  9.7%  8.8%  8.8%  8.8%       8.8%
    Variable rate.................... $  -  $  -  $  -  $  -  $  -   $160,500  $160,500 $160,099
    Average interest rate (a)

--------
(a) Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

                       ITEM 4.  CONTROLS AND PROCEDURES

   Based upon an evaluation, carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the date of that evaluation, the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports under the Exchange Act.

   There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

   Summary descriptions of various significant legal and regulatory activities follow.

   The Company is pursuing various claims against private insurance companies who issued Medicare supplement insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, some of which have been adverse to the Company and most of which have been appealed. In September, the Company announced that it received approximately $12 million in connection with the settlement of one of these claims. The Company intends to continue to pursue these claims vigorously.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company's reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint alleges that certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case and are currently awaiting the court's ruling on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

   A purported class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain current and former officers and directors of the Company on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability claims. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company's common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys' fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R and Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R. The Company believes that the allegations in all of these purported class action complaints are without merit, and it intends to defend these lawsuits vigorously.

   A shareholder derivative suit entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476, was filed in November 2002 in the Jefferson Circuit Court in Kentucky. The complaint, which recites purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempts to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaint alleges that each of the individual defendants knew that the price of the Company's common stock would dramatically decrease when the truth regarding the Company's inadequate reserves for professional liability risks was disclosed and that the individual defendants' sales of the Company's common stock with knowledge of this material non-public information was a breach of their fiduciary duties of loyalty and good faith. The suit seeks to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms received from their November 2001 sales of the Company's common stock, as well as reasonable attorneys' fees and other expenses. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

      10.1 Amendment No. 3, dated as of August 15, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 26, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

      10.2 Amendment No. 3, dated as of August 15, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 26, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

      10.3 Separation Agreement and Release of Claims between Donald D. Finney and Kindred Healthcare, Inc.

  (b)  Reports on Form 8-K:

   On August 13, 2002, the Company filed a Current Report on Form 8-K announcing that its principal executive officer and principal financial officer had submitted to the Commission sworn statements pursuant to Commission Order No. 4-460. On August 13, 2002, the Company filed an additional Current Report on Form 8-K announcing that the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Edward L. Kuntz, Chairman and Chief Executive Officer, and Richard A. Lechleiter, Senior Vice President, Chief Financial Officer and Treasurer, was provided to the Commission as correspondence in connection with the Company's filing of its Quarterly Report on Form 10-Q for the second quarter of 2002. On August 21, 2002, the Company filed a Current Report on Form 8-K announcing the resignation of Donald D. Finney as President of the Company's health services division. On August 26, 2002, the Company filed a Current Report on Form 8-K announcing that its Board of Directors had approved the repurchase of up to $35 million of the Company's common stock. In the same Form 8-K, the Company also announced that it had amended its revolving credit facility and senior secured notes to permit the stock repurchase. The Company also announced that as part of those amendments, the Company prepaid $50 million of the senior secured notes and agreed to certain other amendments to its revolving credit facility and senior secured notes.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KINDRED HEALTHCARE, INC.

Date: November 13, 2002                        /s/  EDWARD L. KUNTZ
-----------------------                   --------------------------------------
                                                    Edward L. Kuntz
                                               Chairman of the Board and
                                                 Chief Executive Officer

Date: November 13, 2002                     /s/  RICHARD A. LECHLEITER
-----------------------                   --------------------------------------
                                                 Richard A. Lechleiter
                                             Senior Vice President, Chief
                                            Financial Officer and Treasurer

               Certification Required By Rules 13a-14 and 15d-14
                   under the Securities Exchange Act of 1934

I, Edward L. Kuntz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kindred Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                       /s/  EDWARD L. KUNTZ
       -----------------                  -----------------------------
                                                    Edward L. Kuntz
                                               Chairman of the Board and
                                                 Chief Executive Officer

               Certification Required By Rules 13a-14 and 15d-14
                   under the Securities Exchange Act of 1934

I, Richard A. Lechleiter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kindred Healthcare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                     /s/  RICHARD A. LECHLEITER
       -----------------                  -----------------------------
                                                 Richard A. Lechleiter
                                             Senior Vice President, Chief
                                            Financial Officer and Treasurer