Form 10-K
period 2002-12-31
KINDRED HEALTHCARE INC
filed 2003-03-31
CIK 1060009

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                               -----------------
                                   FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-14057
                               -----------------
                           KINDRED HEALTHCARE, INC.
            (Exact name of registrant as specified in its charter)
                     Delaware                  61-1323993
                  (State or other           (I.R.S. Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

              680 South Fourth Street
               Louisville, Kentucky            40202-2412
               (Address of principal           (Zip Code)
                executive offices)
                                (502) 596-7300
             (Registrant's telephone number, including area code)
                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
              Title of Each of Class        which Registered
              ----------------------        ----------------
                       None                       None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.25 per share
                  Series A Warrants to Purchase Common Stock
                  Series B Warrants to Purchase Common Stock
                               -----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]
   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]
   As of January 31, 2003, there were 17,648,857 shares of the Registrant's common stock, $0.25 par value, outstanding. The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the Nasdaq on June 28, 2002, was approximately $325,138,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.
   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
Item 1.  Business.............................................................................   3
Item 2.  Properties...........................................................................  42
Item 3.  Legal Proceedings....................................................................  42
Item 4.  Submission of Matters to a Vote of Security Holders..................................  45

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  47
Item 6.  Selected Financial Data..............................................................  48
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  49
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  73
Item 8.  Financial Statements and Supplementary Data..........................................  73
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.  74

PART III
Item 10. Directors and Executive Officers of the Registrant...................................  74
Item 11. Executive Compensation...............................................................  74
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters..................................................................  74
Item 13. Certain Relationships and Related Transactions.......................................  76
Item 14. Controls and Procedures..............................................................  76

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  77

                                    PART I

Item 1.  Business

                                    GENERAL

   Kindred Healthcare, Inc. provides long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2002, our health services division operated 285 nursing centers (37,376 licensed beds) in 32 states and a rehabilitation therapy business. Our hospital division operated 65 hospitals (5,385 licensed beds) in 24 states and an institutional pharmacy business. All references in this Annual Report on Form 10-K to "Kindred," "our Company," "we," "us," or "our" mean Kindred Healthcare, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

   On April 20, 2001 (the "Effective Date"), we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") pursuant to the terms of our Fourth Amended Joint Plan of Reorganization (the "Plan of Reorganization"). On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") approved our Plan of Reorganization. In connection with our emergence, we changed our name to Kindred Healthcare, Inc. See "- Our Reorganization."

   From the filing for protection under the Bankruptcy Code on September 13, 1999 through the Effective Date, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

   In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments have been recorded in our consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

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

   On September 28, 1995, The Hillhaven Corporation merged into us. On March 21, 1997, we acquired TheraTx, Incorporated ("TheraTx"), a provider of rehabilitation and respiratory therapy program management services to nursing centers and an operator of 26 nursing centers. On June 24, 1997, we acquired a controlling interest in Transitional Hospitals Corporation, an operator of 19 long-term acute care hospitals located in 13 states. We completed the merger of our wholly owned subsidiary into Transitional on August 26, 1997.

   This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "- Cautionary Statements."

                              RECENT DEVELOPMENTS

   We operate 18 nursing centers in the state of Florida. As a result of significantly increasing professional liability costs, these facilities generated a pretax loss of approximately $68 million in 2002. In October 2002, we announced our intentions to divest our nursing center operations in Florida.

   On December 11, 2002, we entered into a non-binding letter of intent with Senior Health Management, LLC ("SHM") to transfer the operations of our 18 skilled nursing facilities in Florida. Under the proposed transaction, affiliates of Senior Health Properties-South, Inc. will sublease 16 of our 18 Florida facilities for an initial term of five years. The lease payments under the subleases will be equal to the lease payments under the primary leases. We will remain a primary guarantor under the primary leases. In addition, SHM's designee will lease with an option to purchase the remaining two facilities we own. SHM will enter into a management agreement with each of the subtenants and tenants, as applicable, to manage the Florida facilities. Each of the subtenants or tenants, as applicable, also will purchase certain personal property assets related to the operations of the Florida facilities. We will retain the working capital associated with all of our Florida facilities.

   The parties continue to make progress in their negotiations of definitive agreements related to the letter of intent but have not reached agreement at this time. In addition to entering into a definitive agreement, the consummation of a proposed transaction is subject to a number of material conditions including, without limitation, the receipt of required approvals from regulators, governmental entities and other third parties. We lease 15 of the 18 Florida facilities from Ventas pursuant to the Master Lease Agreements (as defined below). Although Ventas has previously publicly announced its intention to work with us in facilitating a Florida exit strategy, Ventas has informed us that it will object to the transaction unless it receives a substantial and material consent fee and other lease concessions. We have informed Ventas that this demand is improper. We believe that under the Master Lease Agreements we have the ability to sublease 12 of these facilities without Ventas's consent and that Ventas cannot unreasonably withhold its consent on the remaining three facilities.

   In addition, Ventas has informed the Florida licensure agency that it believes the proposed sublease transaction is not permitted under its Master Lease Agreements with us and has requested that the agency suspend further processing of the necessary licensure applications for the change in ownership. SHM and we have independently informed the Florida agency that Ventas's request is improper and that it lacks the authority to make any such request. We believe that the Florida agency is aware that it must continue to process the change in ownership applications.

   We are continuing to pursue the proposed sublease transaction and our divestiture of the Florida facilities. If Ventas improperly interferes with the completion of the proposed transaction or the divestiture of these facilities, we will seek appropriate legal remedies against Ventas as well as damages for the continuing losses sustained by us.

                             HEALTHCARE OPERATIONS

   During 2002, we were organized into two operating divisions: the health services division, which operates nursing centers and a rehabilitation therapy business and the hospital division, which operates hospitals and an institutional pharmacy business. We believe that the independent focus of each division on the unique aspects and quality concerns of its business enhances its ability to attract patients, improve operations and achieve cost containment objectives.

                           HEALTH SERVICES DIVISION

   Our health services division provides quality, cost-effective long-term care through the operation of a national network of 285 nursing centers (37,376 licensed beds) located in 32 states and a rehabilitation therapy business as of December 31, 2002. Through our nursing centers, we provide residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services. We also provide rehabilitation services, including physical, occupational and speech therapies to our residents as well as to residents in nursing facilities and other facilities operated by third parties.

   At a number of our nursing centers, we offer specialized programs for patients suffering from Alzheimer's disease and dementia. Within these nursing centers, we provide quality care to these patients by dedicating to them separate units run by teams of professionals that specialize in the unique problems experienced by Alzheimer's and dementia patients. We believe that we are a leading provider of nursing care to patients with Alzheimer's disease and dementia, based on the specialization and size of our program for caring for these patients.

   We monitor and enhance the quality of care at our nursing centers through the use of quality assurance and performance improvement committees as well as family satisfaction surveys. Our quality assurance and performance improvement committees oversee patient healthcare needs and patient and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We conduct surveys of patients' families periodically, and these surveys are reviewed by our performance improvement committees at each facility to promote quality patient care. Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our accommodations, equipment, services, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Health Services Division Strategy

   Our goal is to become the provider of choice in the markets our health services division serves, which we believe will allow us to increase our patient census and enhance our payor mix. In addition, we have implemented several initiatives to improve our quality and thereby enhance our profitability. As appropriate, we may expand selectively our operations through development and acquisition activities. The principal elements of our health services division strategy are:

   Providing Quality, Clinical-Based Services. The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services, we pursue aggressive plans to:

   . hire and retain quality healthcare personnel by becoming the employer of choice in the industry,

   . establish improved processes to monitor and promote our patient care objectives,

   . integrate clinical advice of our chief medical officer and other physicians into our operational procedures, and

   .  develop and enhance our internal training programs.

   Enhancing Sales and Marketing Programs. We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center administrators, admissions coordinators and/or the facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional and district marketing staffs. In order to increase awareness of our services and the provision of quality care, we:

   . direct a targeted marketing effort at the elderly population, which we believe is the fastest growing segment in the United States and which will, therefore, provide the growth in our industry in the coming years, and

   .  work to improve our relationships with local referral sources.

   Increasing Operating Efficiency. The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care in an environment that demands an increasingly greater control of costs. We believe that operating efficiency is critical in maintaining our position as a leading provider of nursing center services in the United States. In our effort to improve operating efficiency we have:

   . centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance and human resources,

   . developed a management information system to aid in financial reporting as well as billing and collecting, and

   .  focused our efforts to hire and retain quality personnel.

   Managing Efficient Delivery of Ancillary Services. We are dedicated to providing quality nursing services to the residents in our facilities while at the same time optimizing our operating efficiency. Our nursing centers generally provide ancillary services, primarily rehabilitation services, to their residents through the use of internal staff. We are continuing to refine the delivery of ancillary services to external customers to maintain profitability under the cost constraints of the prospective payment system. Accordingly, over the last few years, the health services division terminated many unprofitable external ancillary services contracts.

   Expanding Selectively Through Acquisitions and Development Activities. We believe that we have the strategic and financial ability to pursue opportunities to expand our business through acquisitions and development activities on a selective basis. We will evaluate development opportunities to expand our operations, either through acquiring or leasing individual or small portfolios of nursing facilities in selected markets or by managing the operations of third parties. We also will evaluate opportunities to acquire companies with operations in attractive markets.

Selected Health Services Division Operating Data

   The following table sets forth certain operating data for the health services division (dollars in thousands, except statistics):

                                              Reorganized Company    |    Predecessor Company
                                           ------------------------- | -------------------------
                                               Year     Nine months  | Three months     Year
                                              ended        ended     |    ended        ended
                                           December 31, December 31, |  March 31,   December 31,
                                               2002         2001     |     2001         2000
                                           ------------ ------------ | ------------ ------------
Nursing centers:                                                     |
 Revenues................................. $ 1,854,131   $1,348,236  |  $  429,523  $ 1,675,627
 Operating income......................... $   226,284   $  234,500  |  $   70,543  $   278,738
 Facilities in operation at end of period:                           |
   Owned or leased........................         278          282  |         278          278
   Managed................................           7           23  |          35           34
 Licensed beds at end of period:                                     |
   Owned or leased........................      36,573       36,926  |      36,469       36,466
   Managed................................         803        2,367  |       3,861        3,723
 Patient days (a).........................  11,383,328    8,583,270  |   2,804,982   11,580,295
 Revenues per patient day (a)............. $       163   $      157  |  $      153  $       145
 Average daily census (a).................      31,187       31,212  |      31,166       31,640
 Occupancy % (a)..........................        84.7         84.9  |        85.2         86.1
Rehabilitation services:                                             |
 Revenues................................. $    34,296   $   27,451  |  $   10,695  $   135,036
 Operating income......................... $     7,531   $    8,112  |  $      690  $     8,047
Other ancillary services:                                            |
 Operating income......................... $       435   $      508  |  $      250  $     4,737

--------
(a) Excludes managed facilities.

   The term "operating income" is defined as earnings before interest, income taxes, depreciation, amortization, rent, corporate overhead, unusual transactions and reorganization items. The term "licensed beds" refers to the maximum number of beds permitted in the facility under its license regardless of whether the beds are actually available for patient care. "Patient days" refers to the total number of days of patient care provided for the periods indicated. "Average daily census" is computed by dividing each facility's patient days by the number of calendar days in the respective period. "Occupancy %" is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

   Total assets of the health services division were $423 million and $393 million at the end of 2002 and 2001, respectively.

Sources of Nursing Center Revenues

   Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private payment patients. Consistent with the nursing center industry, changes in the mix of the health services division's patient population among these three categories significantly affect the profitability of our nursing center operations. Although Medicare and higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is reduced by the costs associated with the higher level of nursing care and other services generally required by such patients.

   The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

                                        Medicare         Medicaid     Private and other
                                    ---------------  ---------------  ---------------
                                    Patient          Patient          Patient
Period                               days   Revenues  days   Revenues  days    Revenues
------                              ------- -------- ------- -------- -------  --------
Year ended December 31, 2002.......   15%      33%     67%      48%     18%       19%
Nine months ended December 31, 2001   14       32      67       47      19        21
Three months ended March 31, 2001..   15       31      66       47      19        22
Year ended December 31, 2000.......   13       28      67       49      20        23

   For the year ended December 31, 2002, revenues of the health services division totaled approximately $1.9 billion or 55% of our total revenues (before eliminations).

   Both governmental and private third party payors employ cost containment measures designed to limit payments made to healthcare providers. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the health services division for its services.

   Medicare. The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing centers.

   The Balanced Budget Act of 1997 (the "Balanced Budget Act") established a prospective payment system for nursing centers ("PPS") for cost reporting periods beginning on or after July 1, 1998. Prior to the implementation of PPS, nursing centers were reimbursed by Medicare based on the facility-specific, reasonable direct and indirect costs of services provided to their patients. All of our nursing centers adopted PPS on July 1, 1998. The payments received under PPS cover all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

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

   The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Prior to the Balanced Budget Act, federal law, generally referred to as the "Boren Amendment," required Medicaid programs to pay rates that were reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. Despite the federal requirements, disagreements frequently arose between nursing centers and states regarding the adequacy of Medicaid rates. By repealing the Boren Amendment, the Balanced Budget Act eased the restrictions on the states' ability to reduce their Medicaid reimbursement levels for such services. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, budgetary pressures impacting a number of states may further reduce Medicaid payments to our nursing centers from current levels. Furthermore, the Omnibus Budget Reconciliation Act of 1987, as amended, mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

   Private Payment. The health services division seeks to maximize the number of private payment patients admitted to its nursing centers, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

   We cannot assure you that payments under governmental and private third party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, one or more of the facilities operated by the health services division, or the provision of services and supplies by the health services division, could fail to meet the requirements for participation in such programs. We could be adversely affected by the continuing efforts of governmental and private third party payors to contain the cost of healthcare services. See "- Governmental Regulation - Regulatory Changes" and "- Cautionary Statements."

Nursing Center Facilities

   The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2002:

                                           Number of facilities
                               ---------------------------------------------
                      Licensed Owned Leased from  Leased from
   State                beds   by us Ventas (2)  other parties Managed Total
   -----              -------- ----- ----------- ------------- ------- -----
   Alabama (1).......     588    -         3           1          -       4
   Arizona...........     823    -         5           1          -       6
   California........   2,262    4        11           3          1      19
   Colorado..........     695    -         4           1          -       5
   Connecticut (1)...     983    -         8           -          -       8
   Florida (1).......   2,543    2        15           1          -      18
   Georgia (1).......   1,053    1         5           1          -       7
   Idaho.............     862    1         8           -          -       9
   Indiana...........   4,372    -        15          13          -      28
   Kentucky (1)......   2,055    1        12           4          -      17
   Louisiana (1).....     305    -         -           1          1       2
   Maine (1).........     775    -        10           -          -      10
   Massachusetts (1).   4,181    -        31           3          3      37
   Mississippi (1)...     125    -         -           1          -       1
   Missouri (1)......     496    -         -           3          -       3
   Montana (1).......     446    -         2           1          -       3
   Nebraska (1)......     163    -         1           -          -       1
   Nevada (1)........     180    -         2           -          -       2
   New Hampshire (1).     512    -         3           -          -       3
   North Carolina (1)   2,764    -        19           4          -      23
   Ohio (1)..........   2,005    -        11           4          -      15
   Oregon (1)........     254    -         2           -          -       2
   Pennsylvania......     200    -         1           1          -       2
   Rhode Island (1)..     201    -         2           -          -       2
   Tennessee (1).....   2,669    -         4          12          -      16
   Texas.............     443    -         1           1          -       2
   Utah..............     740    -         5           -          1       6
   Vermont (1).......     310    -         1           -          1       2
   Virginia (1)......     629    -         4           -          -       4
   Washington (1)....     993    1         9           -          -      10
   Wisconsin (1).....   2,298    -        12           2          -      14
   Wyoming...........     451    -         4           -          -       4
                       ------   --       ---          --          -     ---
      Totals.........  37,376   10       210          58          7     285
                       ======   ==       ===          ==          =     ===

--------
(1) These states have certificate of need regulations. See "- Governmental Regulation - Federal, State and Local Regulation."
(2) See "- Master Lease Agreements."

Health Services Division Management and Operations

   Each of our nursing centers is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on quality assurance committees. We provide our facilities with centralized information systems, human resources management, state and federal reimbursement assistance, state licensing and certification maintenance, as well as legal, finance and accounting, purchasing and facilities management support. The centralization of these services improves efficiency and permits facility staff to focus on the delivery of high quality nursing services.

   Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into four geographic regions, each of which is headed by an operational vice president. These four operational vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are managed by the division's chief medical officer and senior vice president of clinical operations. District and/or regional staff in the areas of nursing, dietary and rehabilitation services, state and federal reimbursement, human resources management, maintenance, sales and financial services support the health services division.

Quality Assessment and Improvement

   Quality of care is monitored and enhanced by quality assurance and performance improvement committees as well as family satisfaction surveys. These committees oversee patient healthcare needs and patient and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of patients' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote quality patient care.

   The health services division provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient care.

   Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center's qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

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

                               HOSPITAL DIVISION

   Our hospital division primarily provides long-term acute care services to medically complex patients through the operation of a national network of 65 hospitals (which includes three hospitals operated as general acute care hospitals) with 5,385 licensed beds located in 24 states as of December 31, 2002. We opened our first long-term acute care hospital in 1985 and today operate the largest network of long-term acute care hospitals in the United States based on revenues. As a result of our commitment to the long-term acute care business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver quality care in a cost-effective manner. During 2002, the hospital division operated an institutional pharmacy business, which focuses on providing a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers we operate.

   In addition to our long-term acute care hospitals, the hospital division operates three hospitals as general short-term acute care hospitals. A number of the hospital division's long-term acute care hospitals also provide outpatient services. General acute care and outpatient services may include inpatient services, diagnostic services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy.

   In our hospitals, we treat medically complex patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. In particular, we have a core competency in treating patients with pulmonary disorders. Medically complex patients often are dependent on technology, such as mechanical ventilators, total parental nutrition, respiratory or cardiac monitors and dialysis machines, for continued life support. Approximately 50% of our patients may require ventilator care during their length of stay. During 2002, the average length of stay for patients in our long-term acute care hospitals was approximately 40 days. Although the hospital division's patients range in age from pediatric to geriatric, approximately 70% of these patients are over 65 years of age.

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

Hospital Division Strategy

   Our goal is to remain a leading operator of long-term acute care hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

   Maintaining High Quality of Care. The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources to each facility and refining our clinical initiatives. In this regard, we have taken the following measures to improve and maintain the quality of care at our hospitals:

   . established an integrated quality assessment and improvement program, administered by our chief clinical officer, vice president of quality and risk management and director of quality management, which encompasses utilization review, quality improvement, infection control and risk management.

   . maintained a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys.

   . implemented a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations (the "Joint Commission").

   . committed to attracting the highest quality of professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel.

   . incorporated the clinical advice of our chief clinical officer, medical advisory board and other physicians into our operational procedures.

   . monitored licensure and certification compliance through a vice president for quality and risk management.

   Improving Operating Efficiency. The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing operations and optimizing the skill mix of its staff based on the hospital's occupancy and the clinical needs of its patients. The initiatives we have undertaken to control our costs and improve efficiency include:

   . managing labor costs by adjusting staffing to patient acuity and fluctuations in census,

   . centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance and human resources,

   . managing pharmacy costs through the use of formularies and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital, and

   . utilizing management information technology to aid in financial reporting as well as billing and collecting.

   Growing Through Business Development and Acquisitions. Our growth strategy is focused on the development and expansion of our services:

   . Hospital-in-Hospital. We look to partner with non-Kindred hospitals in order to operate 30 to 40 long-term acute care hospital beds within the partner hospital. Under such arrangements, we would lease space and purchase a limited amount of ancillary services from our partners and provide them with the option to discharge a portion of their clinically appropriate patients into our care. During 2002, we opened two new hospitals-in-hospitals with a total of 71 beds.

   . Free-standing Hospitals. We seek to add free-standing hospitals in certain strategic markets. We opened a new free-standing hospital in Scottsdale, Arizona which contains 50 beds in May 2002.

   . Growing Through Acquisitions. We seek growth opportunities through strategic acquisitions in selected target markets. On April 1, 2002, we acquired Specialty Healthcare Services, Inc. ("Specialty"), a private operator of six long-term acute care hospitals with a total of 425 beds.

   Expanding Breadth of Industry Leadership. We are the leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we deliver other services in areas such as wound care, post surgical care, acute rehabilitation and pain management. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services.

   Increasing Higher Margin Commercial Volume. We typically receive substantially higher reimbursement rates from commercial insurers than we do from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs case managers who focus on patient admissions and the referral process.

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

Selected Hospital Division Operating Data

   The following table sets forth certain operating data for the hospital division (dollars in thousands, except statistics):

                                             Reorganized Company    |    Predecessor Company
                                          ------------------------- | -------------------------
                                              Year     Nine months  | Three months     Year
                                             ended        ended     |    ended        ended
                                          December 31, December 31, |  March 31,   December 31,
                                              2002         2001     |     2001         2000
                                          ------------ ------------ | ------------ ------------
Hospitals:                                                          |
 Revenues................................  $1,276,299    $822,935   |   $271,984    $1,007,947
 Operating income........................  $  260,440    $157,613   |   $ 54,778    $  205,858
 Facilities in operation at end of period          65          57   |         56            56
 Licensed beds at end of period..........       5,385       4,961   |      4,867         4,886
 Patient days............................   1,200,024     802,425   |    273,029     1,044,663
 Revenues per patient day................  $    1,064    $  1,026   |   $    996    $      965
 Average daily census....................       3,288       2,918   |      3,034         2,854
 Occupancy %.............................        65.3        62.6   |       65.3          60.8
Pharmacy:                                                           |
 Revenues................................  $  257,782    $176,105   |   $ 54,880    $  204,252
 Operating income........................  $   23,531    $ 20,831   |   $  6,176    $    7,421

   Total assets of the hospital division were $581 million and $497 million at the end of 2002 and 2001, respectively.

Sources of Hospital Revenues

   The hospital division receives payment for its hospital services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally will be more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of the hospital patient days and revenues derived from the payor sources indicated:

                                        Medicare         Medicaid     Private and other
                                    ---------------  ---------------  ---------------
                                    Patient          Patient          Patient
Period                               days   Revenues  days   Revenues  days    Revenues
------                              ------- -------- ------- -------- -------  --------
Year ended December 31, 2002.......   70%      59%     11%       9%     19%       32%
Nine months ended December 31, 2001   67       57      13        9      20        34
Three months ended March 31, 2001..   68       56      13       11      19        33
Year ended December 31, 2000.......   67       55      13       10      20        35

   For the year ended December 31, 2002, revenues of the hospital division totaled approximately $1.5 billion or 45% of our total revenues (before eliminations).

Hospital Facilities

   The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2002:

                                           Number of facilities
                                   -------------------------------------
                          Licensed Owned Leased from  Leased from
       State                beds   by us Ventas (2)  other parties Total
       -----              -------- ----- ----------- ------------- -----
       Arizona...........    159     -        2            1         3
       California........    801     4        6            1        11
       Colorado..........     68     -        1            -         1
       Florida (1).......    536     -        6            1         7
       Georgia (1).......     72     -        -            1         1
       Illinois (1)......    545     -        4            1         5
       Indiana...........    167     -        2            1         3
       Kentucky (1)......    374     -        1            -         1
       Louisiana.........    168     -        1            -         1
       Massachusetts (1).     86     -        2            -         2
       Michigan (1)......    400     -        2            -         2
       Minnesota.........     92     -        1            -         1
       Missouri (1)......    227     -        2            -         2
       Nevada (1)........    144     1        1            -         2
       New Mexico........     61     -        1            -         1
       North Carolina (1)    124     -        1            -         1
       Ohio..............     75     -        -            1         1
       Oklahoma..........     59     -        1            -         1
       Pennsylvania......    229     -        2            3         5
       South Carolina (1)     59     -        -            1         1
       Tennessee (1).....     49     -        1            -         1
       Texas.............    748     2        6            2        10
       Washington (1)....     80     1        -            -         1
       Wisconsin.........     62     1        -            -         1
                           -----     -       --           --        --
          Totals.........  5,385     9       43           13        65
                           =====     =       ==           ==        ==

--------
(1) These states have certificate of need regulations. See "- Governmental Regulation - Federal, State and Local Regulation."
(2) See "- Master Lease Agreements."

Quality Assessment and Improvement

   The hospital division maintains a strategic outcome program which includes a concurrent review of all of its patient population against utilization and quality screenings, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, each hospital has an integrated quality assessment and improvement program administered by a director of quality management which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are admitted appropriately to our hospitals and that quality healthcare is provided in a cost-effective manner.

   The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission. The purposes of this internal review process are to (a) ensure ongoing compliance with industry recognized standards for hospitals, (b) assist management in analyzing each hospital's operations and (c) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

   Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Each of our hospitals offers a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, each of our hospitals is staffed with a multi-disciplinary team of healthcare professionals including: a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists; pharmacists; registered dietitians; and social workers.

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

   A hospital chief executive officer supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital also employs a chief financial officer who monitors the financial matters of each hospital, including the measurement of actual operating results compared to budgets. In addition, each hospital employs a chief operating officer to oversee the clinical operations of the hospital and a director of quality management to direct an integrated quality assurance program. We provide centralized services in the areas of information systems design and development, training, human resources management, reimbursement expertise, legal advice, technical accounting support and purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to spend more time on patient care.

   A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into four geographic regions with each region headed by an operational vice president, each of whom reports to the divisional president. During 2002, institutional pharmacy operations were managed by a vice president who reported to the divisional president. The clinical issues and quality concerns of the hospital division are managed by the division's chief clinical officer.

Institutional Pharmacy Operations

   Our institutional pharmacy operations are a leading provider of pharmaceuticals and resident care products to the long-term industry. We operated 30 institutional pharmacies at December 31, 2002 that serve approximately 59,000 patients and residents of senior care facilities in 24 states. The facilities served by our institutional pharmacy operations include skilled nursing facilities, assisted living facilities, psychiatric hospitals and other institutional healthcare facilities.

   Our institutional pharmacy operations derive approximately 50% of their revenues from state Medicaid programs and the balance from Medicare and other third party payors. Beginning in 2003, the institutional pharmacy operations will be operated as a separate operating division.

Hospital Division Competition

   As of December 31, 2002, our hospitals were located in 42 geographic markets in 24 states. In each geographic market, there are general acute care hospitals which provide services comparable to those offered by our hospitals. In addition, the hospital division believes that as of December 31, 2002 there were approximately 300 hospitals in the United States certified by Medicare as general long-term hospitals, some of which provide similar services to those provided by the hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to the hospital division.

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

   Our institutional pharmacy services generally compete on price and quality of the services provided. Several of the competitors of our pharmacy operations are larger and more established service providers.

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

   Pursuant to our Plan of Reorganization, on the Effective Date of the Plan of
Reorganization:

   . we issued to certain claimholders, including senior creditors and Ventas, in exchange for their claims:

      . an aggregate of $300 million of senior secured notes, bearing interest at the London Interbank Offered Rate (as defined in the agreement) plus 41/2%, which began accruing interest approximately two quarters after the Effective Date,

      .   an aggregate of 15,000,000 shares of our common stock,

      .   an aggregate of 2,000,000 Series A warrants, and

      .   an aggregate of 5,000,000 Series B warrants,

   . we entered into a new $120 million revolving credit facility to provide us with working capital and to be used for other general corporate purposes,

   . we entered into amended and restated master lease agreements with Ventas covering 210 of the nursing centers and 44 of the hospitals that we operated,

   . we entered into a registration rights agreement with Ventas and each holder of 10% or more of our common stock following the exchange described above, providing such holders with certain shelf, demand and "piggy-back" registration rights, and

   . our then existing senior indebtedness and debt and equity securities were canceled.

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

                            MASTER LEASE AGREEMENTS

   Under our Plan of Reorganization, we assumed our original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the "Master Leases"). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the "CMBS Lease") and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Leases with certain modifications requested by Ventas's lender and required to be made by us pursuant to the Master Leases. The transaction closed on December 12, 2001.

   The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Leases and the CMBS Lease (collectively, the "Master Lease Agreements"), as filed with the Securities and Exchange Commission (the "SEC").

Term and Renewals

   Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 7 to 12 leased properties. Other than the CMBS Lease, which has only nursing center properties, each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

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

Rental Amounts and Escalators

   Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas) and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

   Under each Master Lease Agreement, the aggregate annual rent is referred to as base rent. Base rent equals the sum of current rent and accrued rent. We are obligated to pay the portion of base rent that is current rent, and unpaid accrued rent will be paid as set forth below.

   From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by us currently is $185.9 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 31/2% over the prior period base rent if certain revenue parameters are obtained. The Company paid rents to Ventas approximating $184.3 million for the year ended December 31, 2002, $135.6 million for the nine months ended December 31, 2001, $45.4 million for the three months ended March 31, 2001, and $181.6 million for 2000.

   Each Master Lease Agreement also provides that beginning May 1, 2004, the annual aggregate base rent payable in cash will escalate at an annual rate of 2% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 11/2% of the prior period base rent) which will accrete from year to year including an interest accrual at the London Interbank Offered Rate plus 41/2% to be added to the annual accreted amount. This interest will not be added to the aggregate base rent in subsequent years.

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

   . we become subject to regulatory sanctions as determined by a final unappealable determination and fail to cure such regulatory sanctions within its specified cure period for any facility,

   . we fail to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

   . we fail to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

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

   In addition, each Master Lease Agreement allows us to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas's consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

   Subject to certain exclusions, we must pay to Ventas 80% of any consideration received by us on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (approximately equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas's right to such payments will be subordinate to that of our lenders.

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

                            GOVERNMENTAL REGULATION

Medicare and Medicaid

   Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See "- Health Services Division - Sources of Nursing Center Revenues" and "- Hospital Division - Sources of Hospital Revenues."

Federal, State and Local Regulation

   In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare regulations.

   The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, and the confidentiality and security of health-related information. In particular, various laws including antikickback, antifraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating these antikickback, antifraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. The U.S. Department of Health and Human Services has issued regulations that describe some of the conduct and business relationships permissible under the antikickback amendments. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities.

   In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to broaden significantly the scope of prohibited physician referrals under the Medicare and Medicaid programs. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We do not believe our arrangements are in violation of these prohibitions. We cannot assure you, however, that governmental officials charged with responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of such provisions.

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

   The federal Health Insurance Portability and Accountability Act of 1996, commonly known as "HIPAA," signed into law on August 21, 1996, amended, among other things, Title XI of the U.S. Code (42 U.S.C. (S)1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in the fourth quarter of 2000. These regulations require standard formatting for healthcare providers, like us, that submit claims electronically. We will be required to comply with HIPAA transaction and code set standards by October 2003 since we have filed a plan with the U.S. Department of Health and Human Services that demonstrates how we intend to comply with the regulations by that deadline.

   Final HIPAA privacy regulations were published in December 2000. These privacy regulations apply to "protected health information," which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual's past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We must comply with the privacy regulations by April 14, 2003.

   HIPAA's security regulations were finalized in February 2003. The security regulations specify administrative procedures, physical safeguards and technical services and mechanisms designed to ensure the privacy of protected health information. We will be required to comply with the security regulations by April 21, 2005.

   We are currently evaluating the impact of compliance with HIPAA regulations, but we have not completed our analysis or finalized the estimated costs of compliance. We cannot assure you that our compliance with the HIPAA regulations will not have an adverse affect on our financial position, results of operations or liquidity.

   We believe that the regulatory environment surrounding the long-term care industry remains intense. State and federal governments continue to impose extensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. We vigorously contest such sanctions where appropriate; however, these cases can involve significant legal expense and consume our resources.

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

Health Services Division

   The development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could adversely affect nursing center operations including its financial results.

   Medicare and Medicaid and other Federal Regulations. The nursing centers operated and managed by the health services division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to the compliance with the laws and regulations governing the operation of nursing centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing centers that is followed by state survey agencies. The state survey agencies recommended to the Centers for Medicare and Medicaid Services ("CMS") the imposition of federal sanctions and impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

   We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, the nursing centers periodically receive statements of deficiencies from regulatory agencies. In response, the health services division implements plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the facility's plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against the nursing center, including the imposition of fines, temporary suspension of admission of new patients to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center's license.

   The health services division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the antikickback amendments discussed above. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

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

Hospital Division

   Medicare and Medicaid and other Federal Regulations. The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2002, all of the hospitals operated by the hospital division were certified as Medicare providers and 57 of such hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital's ability to receive payments from the Medicare and Medicaid programs.

   Since 1983, Medicare has reimbursed general short-term acute care hospitals under a prospective payment system. Under the short-term prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups. The diagnosis-related group payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient's condition. Although the average length of stay varies for each diagnosis related group, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Accordingly, the short-term prospective payment system creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term acute care hospitals are excluded from the short-term prospective payment system. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long-term acute care hospitals.

   The Social Security Amendments of 1983 excluded certain hospitals, including general long-term acute care hospitals such as we operate, from the short-term hospital prospective payment system. A general long-term acute care hospital has been defined as a hospital that has an average length of stay greater than 25 days for all patients. Inpatient operating costs for general long-term acute care hospitals have been reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). As discussed below, the Balanced Budget Act made significant changes to the TEFRA provisions.

   Prior to the Balanced Budget Act, Medicare operating costs per discharge in excess of the computed target rate were reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate. Hospitals whose operating costs were lower than the computed target rate were reimbursed their actual costs plus an incentive. For cost reporting periods beginning on or after October 1, 1997, the Balanced Budget Act reduced the incentive payments to an amount equal to 15% of the difference between the actual costs and the computed target rate, but not to exceed 2% of the computed target rate. Costs in excess of the computed target rate are still being reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate, but the threshold to qualify for such payments was raised from 100% to 110% of the computed target rate.

   Since the adoption of the Balanced Budget Act, a new provider will no longer receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, it will be paid the lower of its costs or 110% of the median of TEFRA's computed target rate for 1996, adjusted for inflation. During this two-year period, new providers are not eligible to receive TEFRA relief or the incentive payments discussed in the previous paragraph.

   As of December 31, 2002, all of our long-term acute care hospitals were subject to TEFRA's computed target rate provisions. The reduction in TEFRA's incentive payments has had a material adverse effect on our hospital division's operating results. These reductions, which began between May 1, 1998 and September 1, 1998 with respect to our hospitals, have had a material adverse impact on hospital division revenues.

   We also operate three hospitals as general acute care facilities that are subject to the short-term acute care hospital prospective payment system and are not subject to TEFRA's computed target rate provisions.

   Medicare and Medicaid reimbursements generally are determined from annual cost reports that we file, which are subject to audit by the respective agency or fiscal intermediaries administering the programs. We believe that adequate provisions for loss have been recorded to reflect any adjustments that could result from audits of these cost reports.

   Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations in order to ensure efficient utilization of hospitals and services. A peer review organization may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital's integrated quality assurance and improvement program, including its utilization review program. Peer review organization denials historically have not had a material adverse effect on the hospital division's operating results.

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

   Section 1877 of the Social Security Act, commonly known as "Stark I," states that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions, commonly known as "Stark II," amending Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II, a "financial relationship" is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from Stark I and Stark II if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. These laws and regulations, however, are complex, and the industry has the benefit of only limited judicial or regulatory interpretation. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on federal and state levels.

   Our institutional pharmacy operations are subject to regulation by the various states in which business is conducted as well as by the federal government. The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the U.S. Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the U.S. Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

   States generally require that a pharmacy operating within the state be licensed by the state board of pharmacy. At December 31, 2002, we had the necessary licenses for each pharmacy we operate. In addition, our pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances. In addition, we believe we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

   Joint Commission on Accreditation of Health Care Organizations. Hospitals may receive accreditation from the Joint Commission, a nationwide commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least six months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2002, all of the hospitals operated by the hospital division were accredited by the Joint Commission. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may purchase or lease and convert into long-term acute care hospitals. We do not believe that the failure to obtain Joint Commission accreditation at any hospital would have a material adverse effect on the hospital division's results of operations.

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

   The Balanced Budget Act also reduced payments made to our hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general short-term acute care hospital. In addition, the Balanced Budget Act reduced allowable costs for capital expenditures by 15%. These reductions have had a material adverse impact on hospital revenues.

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

   Various legislative and regulatory actions have provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balanced Budget Refinement Act (the "BBRA") was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping ("RUG") payment system is established by CMS. On April 23, 2002, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $38 million in 2002, $32 million in 2001 and $18 million in 2000.

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

   BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. On February 7, 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   Our nursing centers received reimbursement under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $51 million in 2002, $47 million in 2001 and $21 million in 2000. Revenues associated with BIPA aggregated approximately $32 million in 2002 and $30 million in 2001.

   As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $15 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income.

   On October 1, 2002, the provision under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the fourth quarter of 2002.

   On August 30, 2002, CMS issued final regulations for the new prospective payment system for long-term acute care hospitals ("LTAC PPS") that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system will not become effective for all but two of our long-term acute care hospitals until September 1, 2003.

   As anticipated, LTAC PPS is based on discharge-based diagnosis related groups ("DRG") similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, the new payment system utilizes different rates and formulas. Three types of payments will be used in the new system: (a) short stay outlier that will provide for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, a payment based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $24,450 per discharge.

   The new system provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term care hospital to another healthcare setting and are subsequently re-admitted to the long-term care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

   The new system maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as long-term acute care hospitals may be paid under the new system. To maintain certification under the new payment system, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based on all patient discharges.

   As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals may elect to phase in the new system over five years. These phase-in provisions will enable providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system.

   Our hospitals currently receive interim cash payments under TEFRA as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. Either payment system may negatively impact the hospital division's operating cash flows in 2003.

   We continue to review the extensive regulations associated with the new LTAC PPS. Based upon our analysis to date, we believe that the new system should not have a material impact on our hospital operating results but may negatively impact operating cash flows in the short term. These preliminary estimates are based upon current patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, we cannot predict the ultimate impact of the new LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we cannot assure you that the new LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

   There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. In addition, budgetary pressures currently impacting a number of states may further reduce Medicaid payments to our nursing centers. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term acute care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to our hospitals and pharmacies have been enacted or are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

   We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that payments under governmental and private third party payor programs and Medicare supplemental insurance policies will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of services and supplies by us, will meet the requirements for participation in such programs.

   We cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations or liquidity.

                         CORPORATE INTEGRITY AGREEMENT

   We have entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our nursing centers, hospitals, pharmacies and regional and corporate offices. We have retained sufficient flexibility under the Corporate Integrity Agreement to design and implement the agreement's requirements to enable us to focus our efforts on developing improved systems and processes for providing quality care. Our failure to comply with the material terms of the agreement could lead to suspension or exclusion from further participation in federal healthcare programs. We believe that many of the requirements of the Corporate Integrity Agreement are necessary to achieve our patient care objectives and are similar to the procedures used by other healthcare providers to comply with existing laws and regulations.

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

   . conduct training each year for all employees to promote compliance with federal healthcare requirements. Currently, every employee will undergo a minimum of one hour of general compliance training annually. We also will provide annually at least three hours of specific training, tailored to issues affecting employees with certain job responsibilities, as well as a minimum of two hours of training for care-giving employees focused on quality care. In addition, we will continue to operate our internal compliance hotline.

   . put in place a comprehensive internal quality improvement program, which will include establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends on individual employee action as well as our operations. The Long Term Care Institute, Inc. has assisted in program development and evaluates its integrity and effectiveness for the Office of the Inspector General.

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

   . notify the Office of the Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program.

   . submit annual reports to the Office of the Inspector General demonstrating compliance with the terms of the Corporate Integrity Agreement, including the findings of our internal audit and review program.

   The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy our breach in the time specified in the agreement, we can be excluded from participation in federal healthcare programs.

   We submitted an implementation report to the Office of the Inspector General in August 2001 and our annual report in September 2002.

                              INFORMATION SYSTEMS

   Our information systems strategy is focused on utilizing technology to allow us to operate efficiently and effectively under fixed reimbursement levels and increased regulatory compliance requirements. Our information systems activities are determined by the operational strategies and priorities of each of our operating divisions.

   Our integrated financial system allows for timely monthly reporting of financial results on a company-wide basis. In addition, extensive data warehouse capabilities across each operating division allow us to access sophisticated clinical and financial management information at a local, regional and corporate level. We completed the implementation of a new integrated human resources and payroll system in all of our facilities in 2002.

   The information systems for the health services division provide support for product line management and third party reimbursement. The resident care system is an internally developed business application that captures patient assessment data to ensure that minimum data set assessment forms are filed accurately and timely with reimbursement sources in each state. Our clinical care management system blends clinical and financial results within our data warehouse to provide a decision support platform for delivering high quality care in an economical manner. Our quality reporting system, based on the quality indicators used by CMS, allows each facility to monitor and manage the quality of care being delivered.

   Our hospitals utilize ProTouch(TM), an internally developed electronic patient medical record system that was designed specifically for the long-term acute care environment. ProTouch(TM) is a software application that allows nurses, physicians and other clinicians to enter clinical information during the patient care delivery process and view an electronic patient chart. Various clinical indicators are passed from ProTouch(TM) to our data warehouse to allow analysis of risk-adjusted outcomes by patient populations and ultimately develop best practices to improve patient care. Our information systems also assist us in monitoring quality indicators at the facility, regional and corporate levels.

   To meet HIPAA regulations, we enhanced all of our billing systems to comply with government-mandated standardized transaction code sets. We also are updating our clinical and financial systems to comply with the patient data privacy and security requirements.

   Our information systems architecture provides a reliable, scalable infrastructure that is based on personal computers in the facilities connected by a wide-area network to our centralized data center in Louisville, Kentucky. Our information system network allows us to operate and centrally monitor over 10,000 distributed personal computers and 1,300 servers on a continuous basis.

                            ADDITIONAL INFORMATION

Employees

   As of December 31, 2002, we had approximately 40,600 full-time and 12,800 part-time and per diem employees. We had approximately 2,600 unionized employees under 27 collective bargaining agreements as of December 31, 2002.

   The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, certified nurse's assistants, nurse's aides, therapists and other important providers of healthcare. As a result, we are experiencing challenges in retaining qualified staff due to this high demand. Our hospitals are particularly dependent on nurses for patient care. The difficulty our nursing centers and hospitals are experiencing in hiring and retaining qualified personnel has increased our average wage rate and forced us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

   Our healthcare operations are primarily insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company. Cornerstone insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, Cornerstone insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. Effective January 1, 2003, Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers.

   We believe that our insurance is adequate in amount and coverage. There can be no assurance that in the future such insurance will be available at a reasonable price or that we will be able to maintain adequate levels of professional and general liability insurance coverage.

Where You Can Find More Information

   We file annual, quarterly and special reports, proxy statements and other information with the SEC under the Exchange Act.

   You also may read or obtain copies of this information in person or by mail from the Public Reference Room of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our filings with the SEC also are available to the public on the SEC's Internet web site at http://www.sec.gov. You also may inspect reports, proxy statements and other information about us at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

   Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, are available free of charge on our website, through a link to the SEC's website, as soon as reasonably practicable after they are electronically filed with the SEC. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

                             CAUTIONARY STATEMENTS

   Certain statements made in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as "anticipate," "approximate," "believe," "plan," "estimate," "expect," "project," "could," "should," "will," "intend," "may" and other similar expressions, are forward-looking statements. Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

   . our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

   .  our ability to meet our rental and debt services obligations,

   . adverse developments with respect to our results of operations or liquidity,

   . our ability to attract and retain key executives and other healthcare personnel,

   . increased operating costs due to shortages in qualified nurses and other healthcare personnel,

   . the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

   . changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs and the new LTAC PPS,

   . national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

   . our ability to control costs, including labor and employee benefit costs, in response to the prospective payment systems, implementation of the Corporate Integrity Agreement and other regulatory actions,

   .  our ability to comply with the terms of our Corporate Integrity Agreement,

   . the effect of a restatement of our previously issued consolidated financial statements,

   .  our ability to integrate operations of acquired facilities,

   . the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims, and

   . our ability to successfully reduce (by divestiture or otherwise) our exposure to professional liability claims in the state of Florida and other states.

   Many of these factors are beyond our control. We caution you that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our revenues and operating margins.

   We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2002, we derived approximately 73% of our total revenues from the Medicare and Medicaid programs and approximately 27% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

   The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. The Balanced Budget Act, which established a plan to balance the federal budget by fiscal year 2002, contained extensive changes to the Medicare and Medicaid programs intended to reduce significantly the projected amount of increase in payments under those programs. The Balanced Budget Act, among other things:

   . substantially reduced Medicare reimbursement payments to our nursing centers by establishing a prospective payment system covering substantially all services provided to Medicare patients, including ancillary services such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals,

   . reduced payments made to our hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general acute care hospital, and

   . repealed the federal payment standard for Medicaid reimbursement levels, often referred to as the "Boren Amendment", for hospitals and nursing centers.

   The BBRA, BIPA and various other regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. See "- Regulatory Changes." However, a significant portion of Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $15 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income.

   On August 30, 2002, CMS issued final regulations for the new LTAC PPS that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system will not become effective for all but two of our long-term acute care hospitals until September 1, 2003.

   As anticipated, the new LTAC PPS is based on DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, the new payment system utilizes different rates and formulas. Three types of payments will be used in the new system: (a) short stay outlier that will provide for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, a payment based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $24,450 per discharge.

   The new system provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term care hospital to another healthcare setting and are subsequently re-admitted to the long-term care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

   The new system maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as long-term acute care hospitals may be paid under the new system. To maintain certification under the new payment system, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based on all patient discharges.

   As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals may elect to phase in the new system over five years. These phase-in provisions will enable providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system.

   Our hospitals currently receive interim cash payments under TEFRA as a result of submitting interim and final patient bills twice a month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. Either payment system may negatively impact the hospital division's operating cash flows in 2003.

   We continue to review the extensive regulations associated with the new LTAC PPS. Based upon our analysis to date, we believe that the new system should not have a material impact on our hospital operating results but may negatively impact operating cash flows in the short term. These preliminary estimates are based upon current patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, we cannot predict the ultimate impact of the new

LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we cannot assure you that the new LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

   Following the transition to LTAC PPS, Medicare reimbursement to our hospitals will be based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control our operating costs.

   There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As additional states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing centers and pharmacy operations.

   In addition, private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk.

   We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs and Medicare supplemental insurance policies will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in the reimbursement rates or methods of third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. See "- Governmental Regulation."

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our financial position, results of operations and liquidity.

   We have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs' attorneys increasingly are seeking significant punitive damages and attorney's fees. As a result, professional liability costs have become increasingly expensive and unpredictable. In addition, it has become increasingly difficult to predict the estimated costs of such claims. The increase in professional liability costs has been particularly onerous in the state of Florida. See "- If we fail to divest our Florida nursing facilities, our financial position, results of operations and liquidity will continue to be materially adversely impacted."

   For example, during 2002 we recorded significant additional costs for professional liability claims, most of which related to our nursing center operations. The additional costs were required based upon the results of our regular quarterly independent actuarial valuations. Approximately 61% of our nursing center professional liability costs in 2002 related to our operations in Florida.

   In Florida, professional liability costs for the long-term care industry have become increasingly expensive and difficult to estimate. Many insurance companies are exiting the state of Florida or severely restricting their underwriting of long-term care professional liability insurance in that state. Insurers have decided that they cannot provide coverage when faced with the magnitude of losses and the explosive growth of claims in that state. Accordingly, our overall professional liability costs per bed in Florida are substantially higher than other states in which we operate and continue to escalate. In 2001, the Florida legislature enacted certain tort reforms relating to professional liability claims. We are currently unable to determine what impact, if any, this legislation may have on our claims experience in Florida.

   We insure a substantial portion of our professional liability risks primarily through a wholly owned limited purpose insurance subsidiary. The limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, the limited purpose insurance subsidiary insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. Effective January 1, 2003, the limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance might not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the costs of insurance coverage maintained with unaffiliated commercial insurance carriers is expected to increase significantly. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages which are uninsured, we may be exposed to substantial liabilities. We also are subject to lawsuits under the federal False Claims Act for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs.

If we fail to divest our Florida nursing facilities, our financial position, results of operations and liquidity will continue to be materially adversely impacted.

   We operate 18 nursing centers in Florida. As a result of significantly increasing professional liability costs, these facilities generated a pretax loss of approximately $68 million in 2002. In October 2002, we announced our intentions to divest our nursing center operations in Florida.

   On December 11, 2002, we entered into a non-binding letter of intent with SHM to transfer the operations of our 18 skilled nursing facilities in Florida. Under the proposed transaction, affiliates of Senior Health Properties-South, Inc. will sublease 16 of our 18 Florida facilities for an initial term of five years. The lease payments under the subleases will be equal to the lease payments under the primary leases. We will remain a primary guarantor under the primary leases. In addition, SHM's designee will lease with an option to purchase the remaining two facilities we own. SHM will enter into a management agreement with each of the subtenants and tenants, as applicable, to manage the Florida facilities. Each of the subtenants or tenants, as applicable, also will purchase certain personal property assets related to the operations of the Florida facilities. We will retain the working capital associated with all of our Florida facilities.

   The parties continue to make progress in their negotiations of definitive agreements related to the letter of intent but have not reached agreement at this time. In addition to entering into a definitive agreement, the consummation of a proposed transaction is subject to a number of material conditions including, without limitation, the receipt of required approvals from regulators, governmental entities and other third parties. We lease 15 of the 18 Florida facilities from Ventas pursuant to the Master Lease Agreements. Although Ventas has previously publicly announced its intention to work with us in facilitating a Florida exit strategy, Ventas has informed us that it will object to the transaction unless it receives a substantial and material consent fee and other lease concessions. We have informed Ventas that this demand is improper. We believe that under the Master Lease Agreements we have the ability to sublease 12 of these facilities without Ventas's consent and that Ventas cannot unreasonably withhold its consent on the remaining three facilities.

   In addition, Ventas has informed the Florida licensure agency that it believes the proposed sublease transaction is not permitted under its Master Lease Agreements with us and has requested that the agency suspend further processing of the necessary licensure applications for the change in ownership. SHM and we have independently informed the Florida agency that Ventas's request is improper and that it lacks the authority to make any such request. We believe that the Florida agency is aware that it must continue to process the change in ownership applications.

   We are continuing to pursue the proposed sublease transaction and our divestiture of the Florida facilities. If Ventas improperly interferes with the completion of the proposed transaction or the divestiture of these facilities, we will seek appropriate legal remedies against Ventas as well as damages for the continuing losses sustained by us.

   If we are unsuccessful in divesting our Florida nursing center facilities, our financial position, results of operations and liquidity will be materially adversely impacted.

Our failure to pay rent, or Ventas's exercise of its right to reset the annual aggregate minimum rent, under the Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

   We currently lease 210 of our 285 nursing centers and 43 of our 65 hospitals from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with a material provision of any of our Master Lease Agreements with Ventas would result in an "Event of Default" under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our business.

   In addition, the Master Lease Agreements provide Ventas with a one-time option, that may be exercised by Ventas within one year from July 2006, to reset the annual aggregate minimum rent under one or more of the Master Lease Agreements to the then current fair market rental of the relevant leased properties in exchange for a payment to us. Accordingly, if the operations or value of our leased properties improve, the relevant fair market rental likewise may increase over the current rental if the option is exercised. If Ventas were to exercise this option, the potential increase in our annual aggregate minimum rent payments could be so substantial as to have a material adverse effect on our financial position, results of operations and liquidity. See "- Master Lease Agreements."

We have limited operational and strategic flexibility since we lease substantially all of our facilities.

   We lease substantially all of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under our credit agreements. Given these restrictions, we may be forced to continue operating non-profitable facilities to avoid defaults under our leases. See "- Master Lease Agreements."

We could experience significant increases to our operating costs due to shortages of qualified nurses and other healthcare professionals.

   The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse's assistants, nurse's aides, therapists and other important providers of healthcare. Our hospitals are particularly dependent on nurses for patient care. The difficulty our nursing centers and hospitals are experiencing in hiring and retaining qualified personnel has increased our average wage rate and forced us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 57% of our consolidated revenues for the year ended
December 31, 2002. Our ability to control labor costs will significantly affect our future operating results.

   Various states in which we operate nursing centers and hospitals have established minimum staffing requirements or may establish minimum staffing requirements in the future. For example, the state of Florida has enacted legislation establishing certain minimum staffing requirements for nursing centers operating in that state. We operate 18 nursing centers in Florida. Since January 1, 2002, each Florida nursing center must satisfy certain minimum hours of direct care per resident per day by both licensed nurses and certified nursing assistants and certain minimum staff to patient ratios for both licensed nurses and certified nurse assistants. The implementation of these staffing requirements in Florida is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified nurses, certified nurse's assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be adversely affected.

We may not be able to meet our substantial rent and debt service requirements.

   A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as interest on our outstanding indebtedness. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Our high degree of leverage and related financial covenants:

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

   The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, and the confidentiality and security of health-related information. See "- Governmental Regulation." In particular, various laws including antikickback, antifraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the antikickback, antifraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid.

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

   We believe that the regulatory environment surrounding the long-term care industry remains intense. State and federal governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses for a number of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our credit agreements.

   We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework and sanctions from various enforcement actions could have a material adverse effect on our financial position, results of operations and liquidity.

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

   The long-term industry is divided into a variety of competitive areas that market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff and physicians; the quality and comprehensiveness of our treatment programs; charges for services; and the physical appearance, location and condition of our facilities. Our institutional pharmacy services generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers. We also compete with other companies in providing rehabilitation therapy services. Many of these competing companies have greater financial and other resources than we have. We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations or liquidity.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

   We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. On April 20, 2001, our Corporate Integrity Agreement became effective. Under the Corporate Integrity Agreement, we must implement a comprehensive internal quality improvement program and a system of internal financial controls in our nursing centers, hospitals, pharmacies and regional and corporate offices. We also are subject to extensive reporting requirements under the Corporate Integrity Agreement pursuant to which we must inform the Office of the Inspector General of the U.S. Department of Health and Human Services of (1) the findings of our internal audit and review program,
(2) any investigations or legal proceedings brought or conducted by any governmental entity involving an allegation that we have committed any crime or engaged in any fraudulent activity, (3) any billing, reporting or other practices or policies that have resulted in our receipt of any substantial overpayment under any federal healthcare program and the corresponding corrective plan that we have implemented, (4) certain "material deficiencies" as defined in the Corporate Integrity Agreement, and (5) other compliance-related matters addressed in the Corporate Integrity Agreement. The Corporate Integrity Agreement will be effective for five years. A breach of the Corporate Integrity Agreement could subject us to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations. See "- Corporate Integrity Agreement."

Financial information related to our post-emergence operations is limited.

   Since we emerged from bankruptcy on April 20, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows based on the terms of our Plan of Reorganization. As a result of fresh-start accounting, you also will be unable to compare information reflecting our results of operations and financial position after our emergence to prior periods.

Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

   We intend to selectively pursue acquisitions of nursing centers, long-term acute care hospitals, pharmacies and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

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

Item 2.  Properties

   For information concerning the nursing centers and hospitals operated by us, see "Business - Health Services Division - Nursing Center Facilities," "Business - Hospital Division - Hospital Facilities," and "Business - Master Lease Agreements." We believe that our facilities are adequate for our future needs in such locations.

   Our corporate headquarters is located in a 287,000 square foot building in Louisville, Kentucky.

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

   Our subsidiary, formerly named TheraTx, is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia on December 11, 1995. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the SEC. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. We and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court.

   On August 13, 2001, we and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint sought to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also sought an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above-related litigation pending in the Northern District of Georgia.

   On December 20, 2002 the parties reached a final settlement of the Duncan dispute. Pursuant to that settlement agreement, we paid the defendants $2.1 million. This settlement did not impact our operating results because we had previously recorded a provision for loss in a prior year. The parties filed agreed stipulations to dismiss the Georgia litigation and the adversary proceeding in the Bankruptcy Court, and both actions have now been dismissed.

   We are pursuing various claims against private insurance companies who issued Medicare supplemental insurance policies to individuals who became patients of our hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. We have filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, most of which have been adverse to us. As discussed in note 7 of the notes to consolidated financial statements, we received approximately $12 million in connection with the settlement of one of these claims in September 2002. While we intend to continue to pursue these claims vigorously, the remaining value of these claims is not expected to be material.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of us and Ventas against certain of our and Ventas's current and former executive officers and directors. The complaint alleges that the defendants damaged us and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging our reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint alleges that certain of our and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that we and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff's motion to vacate the dismissal, and the court has not yet ruled on that motion. We believe that the allegations in the complaint are without merit and intend to defend this action vigorously if the dismissal is vacated.

   A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against us and certain of our current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that we were successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against us in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of our common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys' fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions have been consolidated by the District Court. We believe that the allegations in all of these putative class action complaints are without merit, and we intend to defend these lawsuits vigorously.

   Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of our common stock would dramatically decrease when our inadequate reserves for professional liability risks were disclosed and that the individual defendants' sales of our common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of us for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of our common stock, as well as attorneys' fees and other expenses. We believe that the allegations in the complaints are without merit and we intend to defend these actions vigorously.

   We have been informed by the Kentucky Attorney General's Office that we and certain of our present and former officers and employees are the subject of several investigations into care issues at our Kentucky-based nursing facilities that may lead to civil and/or criminal charges against us and/or the individual officers and employees. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against us and/or our officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of our nursing facilities from the Medicare and Medicaid programs and related material defaults under the Master Lease Agreements with Ventas. We believe that these allegations are without merit and we intend to defend against them vigorously.

   In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by us and we agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by us also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with our indemnification obligation, we assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, we agreed to continue to fulfill our indemnification obligations arising from the Spin-off.

   We are a party to various legal actions (some of which are not insured), regulatory investigations and sanctions arising in the normal course of our business. We are unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other state and federal enforcement and regulatory agencies will not initiate additional investigations related to our businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations or liquidity. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not Applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names, ages (as of January 1, 2003) and present and past positions of our current executive officers:

                     Name                      Age Position
                     ----                      --- --------
                     Edward L. Kuntz.......... 57  Chairman of the Board and Chief Executive Officer
                     Paul J. Diaz............. 41  President and Chief Operating Officer
                     Richard A. Lechleiter.... 44  Senior Vice President, Chief Financial Officer and Treasurer
                     William M. Altman........ 43  Senior Vice President of Compliance and Government Programs
                     Frank J. Battafarano..... 52  President, Hospital Division
                     Lane M. Bowen............ 52  President, Health Services Division
                     Richard E. Chapman....... 54  Chief Administrative and Information Officer and
                                                   Senior Vice President
                     James H. Gillenwater, Jr. 45  Senior Vice President, Planning and Development
                     Joseph L. Landenwich..... 38  Vice President of Corporate Legal Affairs and Corporate Secretary
                     Mark A. McCullough....... 41  President, Pharmacy Division
                     M. Suzanne Riedman....... 51  Senior Vice President and General Counsel

   Edward L. Kuntz has served as our Chairman of the Board and Chief Executive Officer since January 1999. He also served as our President until January 2002. He served as our President, Chief Operating Officer and a director from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel and later as Executive Vice President of ARA Living Centers, a long-term healthcare provider, until the formation of Living Centers of America, Inc. in 1992.

   Paul J. Diaz has served as our President and Chief Operating Officer since January 2002. From 1996 to July 1998, he served in various executive capacities with Mariner Health Group, Inc. ("Mariner Health"), a long-term healthcare provider, most recently as Executive Vice President and Chief Operating Officer. Prior to joining Mariner Health, Mr. Diaz was Chief Executive Officer of Allegis Health Services, Inc., a long-term healthcare provider, where he also previously served as Chief Financial Officer and General Counsel. Since leaving Mariner Health and prior to joining our Company, he served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings and as Chairman and Chief Executive Officer of Capella Senior Living, LLC, a start-up venture to provide long-term healthcare services.

   Richard A. Lechleiter, a certified public accountant, has served as our Senior Vice President, Chief Financial Officer and Treasurer since February 2002. He served as Vice President, Finance and Corporate Controller from April 1998 to February 2002 and also has served as Treasurer since July 1998. Mr. Lechleiter served as Vice President, Finance and Corporate Controller of our predecessor from November 1995 to April 1998. From June 1995 to November 1995, he was Director of Finance for our predecessor. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.

   William M. Altman, an attorney, has served as our Senior Vice President of Compliance and Government Programs since April 2002 and previously served as Vice President of Compliance and Government Programs since October 1999. He served as Operations Counsel in our law department from April 1998 to September 1999. He held the same position with our predecessor from June 1996 through April 1998. Prior to joining our predecessor, Mr. Altman was in the private practice of law for ten years and held other consulting and government positions in healthcare.

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

   Lane M. Bowen has served as our President, Health Services Division since October 2002. He served as the Senior Vice President, Pacific Region of the Health Services Division from September 2001 to October 2002. From January 2001 to September 2001, Mr. Bowen served as Senior Vice President, South Region of the Health Services Division. From November 1995 to December 2000, he served as Executive Vice President and Chief Operating Officer of Life Care Centers of America, Inc., an operator of more than 200 skilled nursing centers.

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

   Joseph L. Landenwich, an attorney and certified public accountant, has served as our Vice President of Corporate Legal Affairs and Corporate Secretary since November 1999. He served as Corporate Counsel from April 1998 to November 1999 and as Assistant Secretary from February 1999 to November 1999. Mr. Landenwich also was Corporate Counsel with our predecessor from September 1996 to April 1998. Prior to joining our predecessor, Mr. Landenwich was in the private practice of law for five years.

   Mark A. McCullough, a certified public accountant, has served as our President, Pharmacy Division since February 2003. From March 2001 to February 2003, he served as Vice President of Pharmacy and prior to that as Vice President of Finance for our pharmacy operations from April 2000 to March 2001. Mr. McCullough was the Controller of Jillians, Inc., a bar and restaurant company, from September 1998 to December 1998 and the Director of Financial Reporting for Catholic Health Initiatives, a healthcare provider, from December 1998 to March 2000. He also served as a Manager of Pharmacy Finance for us and our predecessor from February 1997 to June 1998. Prior to February 1997, Mr. McCullough also held senior financial positions with other healthcare providers and practiced public accounting for nine years.

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

   As noted above, Mr. Diaz served as Executive Vice President and Chief Operating Officer of Mariner Health until July 1998. On July 31, 1998, Paragon Health Network, Inc., the predecessor to Mariner Post-Acute Networks, Inc. ("Mariner Post-Acute") acquired Mariner Health. Similar to us and several other long-term healthcare providers, Mariner Post-Acute and substantially all of its subsidiaries, including Mariner Health, filed voluntary petitions under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 18, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                         MARKET PRICE FOR COMMON STOCK
                             AND DIVIDEND HISTORY

   Our common stock commenced trading on the OTC Bulletin Board on April 26, 2001 under the symbol "KIND." Our common stock was initially issued on April 20, 2001 in connection with our Plan of Reorganization. Between April 20, 2001 and April 26, 2001, there was no public market for our common stock. Since November 8, 2001, our common stock has been quoted on the Nasdaq National Market under the symbol "KIND." The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported by the OTC Bulletin Board and the Nasdaq, as applicable, during 2002 and 2001. No cash dividends have been paid on the common stock during such periods.

                                                    Sales price of
                                                    common stock
                                                    -------------
                                                     High    Low
                                                    ------  ------
              2002
              ----
              First Quarter........................ $51.70  $35.75
              Second Quarter....................... $49.78  $40.38
              Third Quarter........................ $44.44  $30.85
              Fourth Quarter....................... $37.18  $10.23

                                                     High    Low
                                                    ------  ------
              2001
              ----
              Second Quarter (since April 26, 2001) $51.00  $22.25
              Third Quarter........................ $67.90  $46.00
              Fourth Quarter....................... $59.50  $45.89

   Our debt instruments contain covenants that restrict, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors.

   The prices noted above represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

   As of January 31, 2003, there were 560 holders of record of our common stock.

Item 6.  Selected Financial Data
                           KINDRED HEALTHCARE, INC.
                            SELECTED FINANCIAL DATA
            (In thousands, except per share amounts and statistics)


                                                                                | Predecessor
                                                          Reorganized Company   |   Company
                                                       ------------------------ | -----------
                                                           Year         Nine    |    Three
                                                          ended        months   |   months
                                                       December 31,    ended    |    ended
                                                         2002 (a)   December 31,|  March 31,
                                                       ------------     2001    |    2001
Statement of Operations Data:                                                   |
Revenues.............................................. $ 3,357,822   $2,329,019 | $  752,409
                                                       -----------   ---------- | ----------
Salaries, wage and benefits...........................   1,924,439    1,316,581 |    427,649
Supplies..............................................     424,177      295,598 |     94,319
Rent..................................................     270,562      195,284 |     76,995
Other operating expenses..............................     606,394      375,090 |    126,701
Depreciation and amortization.........................      71,356       50,219 |     18,645
Interest expense......................................      14,373       21,740 |     14,000
Investment income.....................................      (9,674)      (9,285)|     (1,919)
                                                       -----------   ---------- | ----------
                                                         3,301,627    2,245,227 |    756,390
                                                       -----------   ---------- | ----------
Income (loss) before reorganization items                                       |
 and income taxes.....................................      56,195       83,792 |     (3,981)
Reorganization items..................................      (5,520)           - |    (53,666)
                                                       -----------   ---------- | ----------
Income (loss) before income taxes.....................      61,715       83,792 |     49,685
Provision for income taxes............................      28,389       36,450 |        500
                                                       -----------   ---------- | ----------
Income (loss) from operations.........................      33,326       47,342 |     49,185
Extraordinary gain (loss) on extinguishment of debt,                            |
 net of income taxes..................................       1,427        4,313 |    422,791
Cumulative effect of change in accounting for                                   |
 start-up costs.......................................           -            - |          -
                                                       -----------   ---------- | ----------
      Net income (loss)............................... $    34,753   $   51,655 | $  471,976
                                                       ===========   ========== | ==========
Earnings (loss) per common share:                                               |
Basic:                                                                          |
  Income (loss) from operations....................... $      1.92   $     3.05 | $     0.69
  Extraordinary gain (loss) on extinguishment of debt.        0.08         0.28 |       6.02
  Cumulative effect of change in accounting for                                 |
   start-up costs.....................................           -            - |          -
                                                       -----------   ---------- | ----------
      Net income (loss)............................... $      2.00   $     3.33 | $     6.71
                                                       ===========   ========== | ==========
Diluted:                                                                        |
  Income (loss) from operations....................... $      1.85   $     2.59 | $     0.69
  Extraordinary gain (loss) on extinguishment of debt.        0.08         0.24 |       5.90
  Cumulative effect of change in accounting for                                 |
   start-up costs.....................................           -            - |          -
                                                       -----------   ---------- | ----------
      Net income (loss)............................... $      1.93   $     2.83 | $     6.59
                                                       ===========   ========== | ==========
Shares used in computing earnings (loss) per                                    |
 common share:                                                                  |
  Basic...............................................      17,361       15,505 |     70,261
  Diluted.............................................      18,001       18,258 |     71,656
                                                                                |
Financial Position:                                                             |
Working capital (deficit)............................. $   338,160   $  316,847 | $  286,037
Assets................................................   1,644,178    1,508,874 |  1,330,022
Long-term debt........................................     162,008      212,269 |          -
Long-term debt in default classified as current.......           -            - |          -
Liabilities subject to compromise.....................           -            - |  1,278,223
Stockholders' equity (deficit)........................     631,628      590,481 |   (480,930)
                                                                                |
Operating Data:                                                                 |
Number of nursing centers:                                                      |
  Owned or leased.....................................         278          282 |        278
  Managed.............................................           7           23 |         35
Number of nursing center licensed beds:                                         |
  Owned or leased.....................................      36,573       36,926 |     36,469
  Managed.............................................         803        2,367 |      3,861
Number of nursing center patient days (b).............  11,383,328    8,583,270 |  2,804,982
Nursing center occupancy % (b)........................        84.7         84.9 |       85.2
Number of hospitals...................................          65           57 |         56
Number of hospital licensed beds......................       5,385        4,961 |      4,867
Number of hospital patient days.......................   1,200,024      802,425 |    273,029
Hospital occupancy %..................................        65.3         62.6 |       65.3


                                                                Predecessor Company
                                                       -------------------------------------
                                                              Year ended December 31,
                                                       -------------------------------------
                                                           2000         1999         1998
                                                       -----------  -----------  -----------
Statement of Operations Data:
Revenues.............................................. $ 2,888,542  $ 2,665,641  $ 2,999,739
                                                       -----------  -----------  -----------
Salaries, wage and benefits...........................   1,623,955    1,566,227    1,753,023
Supplies..............................................     374,540      347,789      340,053
Rent..................................................     307,809      305,120      234,144
Other operating expenses..............................     503,770      964,413      947,889
Depreciation and amortization.........................      73,545       93,196      124,617
Interest expense......................................      60,431       80,442      107,008
Investment income.....................................      (5,393)      (5,188)      (4,688)
                                                       -----------  -----------  -----------
                                                         2,938,657    3,351,999    3,502,046
                                                       -----------  -----------  -----------
Income (loss) before reorganization items
 and income taxes.....................................     (50,115)    (686,358)    (502,307)
Reorganization items..................................      12,636       18,606            -
                                                       -----------  -----------  -----------
Income (loss) before income taxes.....................     (62,751)    (704,964)    (502,307)
Provision for income taxes............................       2,000          500       76,099
                                                       -----------  -----------  -----------
Income (loss) from operations.........................     (64,751)    (705,464)    (578,406)
Extraordinary gain (loss) on extinguishment of debt,
 net of income taxes..................................           -            -      (77,937)
Cumulative effect of change in accounting for
 start-up costs.......................................           -       (8,923)           -
                                                       -----------  -----------  -----------
      Net income (loss)............................... $   (64,751) $  (714,387) $  (656,343)
                                                       ===========  ===========  ===========
Earnings (loss) per common share:
Basic:
  Income (loss) from operations....................... $     (0.94) $    (10.03) $     (8.47)
  Extraordinary gain (loss) on extinguishment of debt.           -            -        (1.14)
  Cumulative effect of change in accounting for
   start-up costs.....................................           -        (0.13)           -
                                                       -----------  -----------  -----------
      Net income (loss)............................... $     (0.94) $    (10.16) $     (9.61)
                                                       ===========  ===========  ===========
Diluted:
  Income (loss) from operations....................... $     (0.94) $    (10.03) $     (8.47)
  Extraordinary gain (loss) on extinguishment of debt.           -            -        (1.14)
  Cumulative effect of change in accounting for
   start-up costs.....................................           -        (0.13)           -
                                                       -----------  -----------  -----------
      Net income (loss)............................... $     (0.94) $    (10.16) $     (9.61)
                                                       ===========  ===========  ===========
Shares used in computing earnings (loss) per
 common share:
  Basic...............................................      70,229       70,406       68,343
  Diluted.............................................      70,229       70,406       68,343

Financial Position:
Working capital (deficit)............................. $   267,161  $   195,011  $  (682,569)
Assets................................................   1,334,414    1,235,974    1,774,372
Long-term debt........................................           -            -        6,600
Long-term debt in default classified as current.......           -            -      760,885
Liabilities subject to compromise.....................   1,260,373    1,159,417            -
Stockholders' equity (deficit)........................    (471,734)    (406,022)     307,747

Operating Data:
Number of nursing centers:
  Owned or leased.....................................         278          282          278
  Managed.............................................          34           13           13
Number of nursing center licensed beds:
  Owned or leased.....................................      36,466       36,912       36,701
  Managed.............................................       3,723        1,661        1,661
Number of nursing center patient days (b).............  11,580,295   11,656,439   11,939,266
Nursing center occupancy % (b)........................        86.1         86.8         87.3
Number of hospitals...................................          56           56           57
Number of hospital licensed beds......................       4,886        4,931        4,979
Number of hospital patient days.......................   1,044,663      982,301      947,488
Hospital occupancy %..................................        60.8         56.9         54.0

--------
(a) As discussed in note 1 of the notes to consolidated financial statements, we adopted the provisions of SFAS No. 142 (as defined), "Goodwill and Other Intangible Assets," which requires that goodwill should no longer be amortized effective January 1, 2002.
(b) Excludes managed facilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements included in this report.

Overview

   We provide long-term healthcare services primarily through the operation of nursing centers and hospitals. At December 31, 2002, our health services division operated 285 nursing centers with 37,376 licensed beds in 32 states and a rehabilitation therapy business. Our hospital division operated 65 hospitals with 5,385 licensed beds in 24 states and an institutional pharmacy business.

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

Basis of Presentation

   During the period in which we operated our businesses as a debtor-in-possession, our consolidated financial statements were prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

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

   In connection with the implementation of fresh-start accounting, we recorded an extraordinary gain of $423 million from the restructuring of our debt in accordance with the provisions of the Plan of Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of our assets and liabilities as of April 1, 2001. For accounting purposes, these transactions were reflected in our operating results for the three months ended March 31, 2001.

Critical Accounting Policies

   Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

   We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

   We have agreements with third party payors that provide for payments to our nursing centers and hospitals. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

   We provide care to patients in our hospitals covered by Medicare supplemental insurance policies which generally become effective when a patient's Medicare benefits are exhausted. Disputes related to the level of payments to our hospitals have arisen with private insurance companies issuing these policies as a result of different interpretations of policy provisions and federal and state laws governing the policies. While we continue to pursue favorable resolutions of these claims, we recorded provisions for loss aggregating $7 million in 2002, $17 million in 2001 and $20 million in 2000.

   A summary of revenues by payor type follows (in thousands):

                          Reorganized Company    |    Predecessor Company
                       ------------------------- | ------------------------
                           Year     Nine months  | Three months     Year
                          ended        ended     |    ended        ended
                       December 31, December 31, |  March 31,   December 31,
                           2002         2001     |     2001         2000
                       ------------ ------------ | ------------ ------------
     Medicare.........  $1,377,457   $  901,505  |   $288,390    $1,050,758
     Medicaid.........   1,122,295      799,428  |    233,160       925,356
     Private and other     922,756      673,794  |    245,532       969,557
                        ----------   ----------  |   --------    ----------
                         3,422,508    2,374,727  |    767,082     2,945,671
     Elimination......     (64,686)     (45,708) |    (14,673)      (57,129)
                        ----------   ----------  |   --------    ----------
                        $3,357,822   $2,329,019  |   $752,409    $2,888,542
                        ==========   ==========  |   ========    ==========

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

   In evaluating the collectibility of accounts receivable, we consider a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

   The provision for doubtful accounts totaled $14 million for 2002, $16 million for the nine months ended December 31, 2001, $6 million for the three months ended March 31, 2001 and $29 million for 2000.

Allowances for insurance risks

   We insure a substantial portion of our professional liability risks and, beginning in 2001, workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

   The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

   Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The undiscounted allowance for professional liability risks aggregated $275 million at December 31, 2002 and $176 million at December 31, 2001. The discounted allowance for professional liability risks recorded in our consolidated financial statements aggregated $257 million at December 31, 2002 and $163 million at December 31, 2001.

   During 2002, we recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into our limited purpose insurance subsidiary in 2002. Based upon actuarially determined estimates, we will fund approximately $63 million into our limited purpose insurance subsidiary on March 31, 2003 to satisfy fiscal 2002 funding requirements.

   Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2002 would impact our operating income by approximately $3 million.

   The provision for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $145 million for 2002, $53 million for the nine months ended December 31, 2001, $13 million for the three months ended March 31, 2001 and $53 million for 2000.

   Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $53 million at December 31, 2002 and $34 million at December 31, 2001. The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $44 million for 2002, $27 million for the nine months ended December 31, 2001, $10 million for the three months ended March 31, 2001 and $35 million for 2000.

   See notes 7 and 12 of the notes to consolidated financial statements.

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

   There are significant uncertainties with respect to professional liability costs and future Medicare payments to both our nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. We recognized deferred tax assets totaling $75 million at December 31, 2002 and $32 million at December 31, 2001.

   If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realized by us, goodwill recorded in connection with fresh-start accounting will be reduced accordingly. If goodwill is eliminated in full, any excess will be treated as an increase to capital in excess of par value. As described in note 11 of the notes to consolidated financial statements, goodwill was reduced by $48 million in 2002 and $45 million in 2001 related to the recognition of pre-reorganization deferred tax assets.

  Valuation of long-lived assets and goodwill

   We regularly review the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

   In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual operating facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under the master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

   In connection with the June 2001 issuance of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," we ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, we are required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2002 in connection with our annual impairment test.

Recent Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 will become effective for us in 2003. The adoption of FIN 46 is not expected to have an impact on our financial position, results of operations or liquidity.

   In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." SFAS 148 provides transitional guidance for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. We have elected not to change our method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions are effective for our fiscal year ended December 31, 2002.

   In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for accounting periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on our financial position, results of operations or liquidity.

   In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities." SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit and disposal activities that are initiated after December 31, 2002.

   In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to us for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

   In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends APB 30 by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminated the APB 30 requirements that discontinued operations be measured at net realizable value and that estimated future operating losses be included under "discontinued operations" in the financial statements before they occur. This new pronouncement became effective for us on January 1, 2002. The adoption of SFAS 144 did not affect our financial position or results of operations.

   As previously discussed, the FASB issued in June 2001 SFAS 142, which established the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 became effective for us on January 1, 2002. In conformity with the provisions of SFAS 142, we performed a transitional impairment test for goodwill as of January 1, 2002 and an annual impairment test as of December 31, 2002. No write-down of the carrying value of goodwill was required. In addition, amortization expense for 2002 was reduced by approximately $6 million.

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

   The Balanced Budget Act also reduced payments made to our hospitals by reducing TEFRA incentive payments, allowable costs for capital expenditures and bad debts, and payments for services to patients transferred from a general short-term acute care hospital. In addition, the Balanced Budget Act reduced allowable costs for capital expenditures by 15%. These reductions have had a material adverse impact on hospital revenues.

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

   Various legislative and regulatory actions have provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the BBRA was enacted. Effective April 1, 2000, the BBRA (a) implemented a

20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

   The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised RUG payment system is established by CMS. On April 23, 2002, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $38 million in 2002, $32 million in 2001 and $18 million in 2000.

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

   BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. On February 7, 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   Our nursing centers received reimbursement under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $51 million in 2002, $47 million in 2001 and $21 million in 2000. Revenues associated with BIPA aggregated approximately $32 million in 2002 and $30 million in 2001.

   As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $15 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income.

   On October 1, 2002, the provision under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the fourth quarter of 2002.

   On August 30, 2002, CMS issued final regulations for the new LTAC PPS that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system will not become effective for all but two of our long-term acute care hospitals until September 1, 2003.

   As anticipated, LTAC PPS is based on DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, the new payment system utilizes different rates and formulas. Three types of payments will be used in the new system: (a) short stay outlier that will provide for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, a payment based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $24,450 per discharge.

   The new system provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term care hospital to another healthcare setting and are subsequently re-admitted to the long-term care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

   The new system maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as long-term acute care hospitals may be paid under the new system. To maintain certification under the new payment system, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based on all patient discharges.

   As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals may elect to phase in the new system over five years. These phase-in provisions will enable providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system.

   Our hospitals currently receive interim cash payments under TEFRA as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. Either payment system may negatively impact the hospital division's operating cash flows in 2003.

   We continue to review the extensive regulations associated with the new LTAC PPS. Based upon our analysis to date, we believe that the new system should not have a material impact on our hospital operating results but may negatively impact operating cash flows in the short term. These preliminary estimates are based upon current patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, we cannot predict the ultimate impact of the new LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we cannot assure you that the new LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

   There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. In addition, budgetary pressures currently impacting a number of states may further reduce Medicaid payments to our nursing centers. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term acute care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to our hospitals and pharmacies have been enacted or are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

   We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that payments under governmental and private third party payor programs and Medicare supplemental insurance policies will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of services and supplies by us, will meet the requirements for participation in such programs.

   We cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations or liquidity.

Results of Operations

  For the years ended December 31, 2002, 2001 and 2000

   Since our adoption of fresh-start accounting had no material effect on the comparability of our segment operating income, we have combined the respective operating results of the Reorganized Company and the Predecessor Company for fiscal 2001.

   A summary of our operating data follows (dollars in thousands):

                                                              | Predecessor               Predecessor
                                       Reorganized Company    |   Company      Combined     Company
                                    ------------------------- | ------------ ------------ ------------
                                        Year     Nine months  | Three months     Year         Year
                                       ended        ended     |    ended        ended        ended
                                    December 31, December 31, |  March 31,   December 31, December 31,
                                        2002         2001     |     2001         2001         2000
                                    ------------ ------------ | ------------ ------------ ------------
Revenues:                                                     |
 Health services division:                                    |
   Nursing centers.................  $1,854,131   $1,348,236  |   $429,523    $1,777,759   $1,675,627
   Rehabilitation services.........      34,296       27,451  |     10,695        38,146      135,036
   Elimination.....................           -            -  |          -             -      (77,191)
                                     ----------   ----------  |   --------    ----------   ----------
                                      1,888,427    1,375,687  |    440,218     1,815,905    1,733,472
 Hospital division:                                           |
   Hospitals.......................   1,276,299      822,935  |    271,984     1,094,919    1,007,947
   Pharmacy........................     257,782      176,105  |     54,880       230,985      204,252
                                     ----------   ----------  |   --------    ----------   ----------
                                      1,534,081      999,040  |    326,864     1,325,904    1,212,199
                                     ----------   ----------  |   --------    ----------   ----------
                                      3,422,508    2,374,727  |    767,082     3,141,809    2,945,671
 Elimination of pharmacy charges to                           |
   our nursing centers.............     (64,686)     (45,708) |    (14,673)      (60,381)     (57,129)
                                     ----------   ----------  |   --------    ----------   ----------
                                     $3,357,822   $2,329,019  |   $752,409    $3,081,428   $2,888,542
                                     ==========   ==========  |   ========    ==========   ==========
Operating income:                                             |
 Health services division:                                    |
   Nursing centers.................  $  226,284   $  234,500  |   $ 70,543    $  305,043   $  278,738
   Rehabilitation services.........       7,531        8,112  |        690         8,802        8,047
   Other ancillary services........         435          508  |        250           758        4,737
                                     ----------   ----------  |   --------    ----------   ----------
                                        234,250      243,120  |     71,483       314,603      291,522
 Hospital division:                                           |
   Hospitals.......................     260,440      157,613  |     54,778       212,391      205,858
   Pharmacy........................      23,531       20,831  |      6,176        27,007        7,421
                                     ----------   ----------  |   --------    ----------   ----------
                                        283,971      178,444  |     60,954       239,398      213,279
 Corporate overhead................    (117,204)     (85,239) |    (28,697)     (113,936)    (113,823)
                                     ----------   ----------  |   --------    ----------   ----------
                                        401,017      336,325  |    103,740       440,065      390,978
 Unusual transactions..............       1,795        5,425  |          -         5,425       (4,701)
 Reorganization items..............       5,520            -  |     53,666        53,666      (12,636)
                                     ----------   ----------  |   --------    ----------   ----------
                                     $  408,332   $  341,750  |   $157,406    $  499,156   $  373,641
                                     ==========   ==========  |   ========    ==========   ==========

                                                    | Predecessor               Predecessor
                             Reorganized Company    |   Company      Combined     Company
                          ------------------------- | ------------ ------------ ------------
                              Year     Nine months  | Three months     Year         Year
                             ended        ended     |    ended        ended        ended
                          December 31, December 31, |  March 31,   December 31, December 31,
                              2002         2001     |     2001         2001         2000
                          ------------ ------------ | ------------ ------------ ------------
Nursing Center Data:                                |
Revenue mix %:                                      |
 Medicare................          33           32  |          31           32           28
 Medicaid................          48           47  |          47           47           49
 Private and other.......          19           21  |          22           21           23
                                                    |
Patient days (a):                                   |
 Medicare................   1,728,232    1,218,663  |     411,783    1,630,446    1,541,934
 Medicaid................   7,656,980    5,750,949  |   1,860,256    7,611,205    7,735,567
 Private and other.......   1,998,116    1,613,658  |     532,943    2,146,601    2,302,794
                          -----------   ----------  |  ----------  -----------  -----------
                           11,383,328    8,583,270  |   2,804,982   11,388,252   11,580,295
                          ===========   ==========  |  ==========  ===========  ===========
Revenues per patient day:                           |
 Medicare................ $       353   $      349  |  $      325  $       343  $       303
 Medicaid................         116          111  |         109          111          106
 Private and other.......         180          175  |         175          175          169
   Weighted average......         163          157  |         153          156          145
                                                    |
Hospital Data:                                      |
Revenue mix %:                                      |
 Medicare................          59           57  |          56           57           55
 Medicaid................           9            9  |          11           10           10
 Private and other.......          32           34  |          33           33           35
                                                    |
Patient days:                                       |
 Medicare................     835,597      534,583  |     185,731      720,314      704,152
 Medicaid................     134,822      103,377  |      34,872      138,249      134,754
 Private and other.......     229,605      164,465  |      52,426      216,891      205,757
                          -----------   ----------  |  ----------  -----------  -----------
                            1,200,024      802,425  |     273,029    1,075,454    1,044,663
                          ===========   ==========  |  ==========  ===========  ===========
                                                    |
Revenues per patient day:                           |
 Medicare................ $       907   $      877  |  $      820  $       862  $       789
 Medicaid................         836          733  |         871          768          773
 Private and other.......       1,767        1,693  |       1,703        1,696        1,693
   Weighted average......       1,064        1,026  |         996        1,018          965

--------
(a) Excludes managed facilities.

Health Services Division-Nursing Centers

   Revenues increased 4% in 2002 to $1.9 billion and 6% in 2001 to $1.8 billion. Our patient days in 2002 aggregated 11.4 million, relatively unchanged from the prior year, while total patient days in 2001 declined 1.7% compared to 2000. On a same-store basis, patient volumes increased slightly in 2002 and declined 1% in 2001 (including private census declines of 7% in both years).

   Substantially all of the increase in revenues in both years was attributable to increased Medicare and Medicaid funding and price increases to private payors. Medicaid rates grew 4% in 2002 and 5% in 2001, while private rates rose approximately 3% in both years.

   Medicare revenues per patient day increased 3% in 2002 to $353 and 13% in 2001 to $343. The increase in Medicare funding was primarily attributable to reimbursement increases associated with the BBRA and BIPA. As previously discussed, the BBRA established, among other things, a 20% increase in Medicare payment rates for higher acuity patients effective April 1, 2000 and a 4% increase in all PPS payments beginning on October 1, 2000. Under the provisions of BIPA, the nursing component of each RUG category was increased 16.66% over the existing rates for skilled nursing care beginning on April 1, 2001. As a result, the provisions of the BBRA increased Medicare reimbursement to our nursing centers by approximately $51 million in 2002, $47 million in 2001 and $21 million in 2000, while BIPA added $32 million of additional revenues in 2002 and $30 million in 2001. The expiration of certain Medicare reimbursement provisions under the BBRA and BIPA on October 1, 2002 reduced fourth quarter healthcare revenues by approximately $15 million.

   Nursing center operating income declined 26% in 2002 to $226 million and increased 9% in 2001 to $305 million. Operating margins were 12.2% in 2002 compared to 17.2% in 2001 and 16.6% in 2000. Despite increased revenues, operating income in 2002 declined due to wage and benefit pressures and substantial increases in professional liability costs. The improvement in operating income in 2001 was primarily attributable to increased Medicare funding.

   Wage and benefit costs (including contract labor) increased 7% to $1.1 billion in 2002 and 14% to $1.0 billion in 2001. As a result of a highly competitive marketplace for healthcare professionals, our average hourly wage rates rose 5% in 2002 and 8% in 2001, while employee benefit costs (primarily health and workers compensation costs) rose 14% in 2002 and 13% in 2001.

   During 2002, we recorded significant increases in professional liability costs in our nursing center business. These costs aggregated $127 million in 2002, $53 million in 2001 and $40 million in 2000. Approximately 61% of the 2002 costs related to our nursing centers in Florida. As a result of the significant professional liability costs in Florida, pretax losses for these nursing centers approximated $68 million in 2002. As previously announced, we intend to divest our nursing center operations in Florida in 2003. See "Business - Recent Developments."

Health Services Division-Rehabilitation Services

   Revenues declined 10% in 2002 to $34 million and 72% in 2001 to $38 million. The decline in revenues in 2001 was primarily attributable to the transfer of all remaining rehabilitation services provided to our company-operated nursing centers to the internal staff of those nursing centers on January 1, 2001. Revenues for these services approximated $77 million in 2000. Revenues also declined as a result of the elimination of unprofitable external contracts.

   Operating income totaled $8 million in 2002 compared to $9 million in 2001 and $8 million in 2000. Substantially all of the operating income during these periods resulted from contracts with external customers. Revenues in 2000 for rehabilitation services provided to our own nursing centers approximated the costs of these services. As a result, the operating results since 2000 do not reflect any operating income related to intercompany transactions.

Health Services Division-Other Ancillary Services

   Other ancillary services refers to certain ancillary businesses (primarily respiratory therapy) that were discontinued as part of the realignment of our former ancillary services division in the fourth quarter of 1999. Operating results for 2000 reflected a $4 million favorable adjustment for doubtful accounts resulting from collections from discontinued customer accounts.

Hospital Division-Hospitals

   Revenues increased 17% in 2002 to $1.3 billion and 9% in 2001 to $1.1 billion. Aggregate patient days increased 12% in 2002 to 1.2 million and 3% in 2001 to 1.1 million. The acquisition of Specialty added approximately $66 million in revenues and 70,000 patient days in 2002. On a same-store basis, revenues increased 9% in both 2002 and 2001 while patient days rose 4% in 2002 and 3% in 2001.

   In addition to increased patient volumes, higher rates generally contributed to growth in hospital revenues. Aggregate rates increased approximately 4% in 2002 and 6% in 2001. Private rates increased 4% in 2002 and were relatively unchanged in 2001 compared to the prior year. As discussed in note 7 of the notes to consolidated financial statements, private revenues in 2002 included a $12 million favorable settlement of a dispute with a private insurance company for services provided in prior years. Excluding the settlement, private rates rose 1% in 2002 compared to 2001. Medicare revenues per patient day increased 5% in 2002 and 9% in 2001, while Medicaid rates improved 9% in 2002 and were relatively unchanged in 2001 compared to the prior year.

   Hospital operating income rose 23% in 2002 to $260 million and 3% in 2001 to $212 million. Operating income in 2002 included the previously discussed $12 million favorable settlement, while the acquisition of Specialty increased 2002 operating income by approximately $9 million. Operating margins were 20.4% in 2002 compared to 19.4% in 2001 and 20.4% in 2000.

   Wage and benefit costs (including contract labor) increased 19% to $654 million in 2002 and 12% to $552 million in 2001. Substantially all of the growth in wages during 2002 and 2001 was attributable to wage rate pressures and growth in patient volumes. As a result of a highly competitive marketplace for healthcare professionals (particularly registered nurses), our average hourly wage rates rose 7% in 2002 and 5% in 2001, while employee benefit costs (primarily health and workers compensation costs) rose 25% in 2002 and 12% in 2001. As a result of labor shortages in certain markets, contract labor costs increased to $40 million in 2002 from $29 million in 2001 and $20 million in 2000.

   Professional liability costs were $17 million in 2002, $11 million in 2001 and $12 million in 2000.

Hospital Division-Pharmacy

   Revenues increased 12% in 2002 to $258 million and 13% in 2001 to $231 million. The increase in both periods resulted primarily from growth in the number of nursing center customers. At December 31, 2002, we provided pharmacy services to nursing centers containing 58,800 licensed beds, including 30,000 licensed beds that we operate. The aggregate number of customer licensed beds at December 31, 2001 totaled 55,100 compared to 50,000 at December 31, 2000.

   Our pharmacies reported operating income of $24 million in 2002 compared to $27 million in 2001 and $7 million in 2000. Despite increases in revenues, pharmacy operating margins declined in 2002 to 9% from 12% in 2001. The cost of goods sold as a percentage of revenues rose to 62% in 2002 from 60% in 2001, primarily as a result of Medicaid reimbursement reductions in certain states and increased utilization of higher cost drugs. Growth in pharmacy operating income in 2001 resulted from increased revenues and an improvement in the ratio of cost of goods sold to 60% in 2001 from 62% in 2000. We also substantially improved our cash collections in 2001, resulting in a $8 million reduction in the provision for doubtful accounts.

   Intercompany pharmacy prices charged to our nursing centers (related primarily to Medicare-eligible patients) were based on fixed per diem amounts that are adjusted annually for inflation. Under this pricing arrangement, the financial risks associated with increased pharmaceutical utilization are borne by our pharmacies. Beginning in 2003, new intercompany fee-for-service pricing arrangements will go into effect, thereby shifting the financial risks for pharmaceutical utilization to our nursing centers.

Corporate Overhead

   Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $117 million in 2002 and $114 million in both 2001 and 2000. As a percentage of revenues (before eliminations), corporate overhead totaled 3.4% in 2002, 3.6% in 2001 and 3.9% in 2000.

Reorganization Items

   Transactions related to our reorganization have been classified separately in our consolidated statement of operations. Operating results for 2002 included income of approximately $6 million resulting from changes in estimates for accrued professional and administrative costs recorded in the second quarter related to our emergence from bankruptcy. Reorganization items increased income from operations by approximately $54 million for the three months ended March 31, 2001. As previously discussed, these adjustments were required to reflect the provisions of the Plan of Reorganization and the fair value of our assets and liabilities as of April 1, 2001. Reorganization costs incurred in connection with the bankruptcy approximated $13 million in 2000.

Unusual Transactions

   Operating results for each of the last three years included certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded.

  2002

   Operating results for 2002 included a $0.5 million lease termination charge for an unprofitable hospital recorded in the second quarter and a $2 million gain on the sale of a building recorded in the fourth quarter.

  2001

   Operating results for the nine months ended December 31, 2001 included a gain of $3 million recorded in connection with our favorable resolution of a legal dispute in the third quarter and a gain of $2 million in connection with the resolution of a loss contingency related to a partnership interest in the fourth quarter.

  2000

   Operating results for 2000 included a $5 million gain on the sale of a closed hospital recorded in the second quarter and a $9 million write-off of an impaired investment recorded in the third quarter.

Capital Costs

   As previously discussed, the adjustments recorded in connection with fresh-start accounting materially changed the recorded amounts for rent, interest, depreciation and amortization in our consolidated statement of operations since April 1, 2001. As a result, our capital costs after April 1, 2001 are not comparable to our capital costs prior to April 1, 2001.

   Capital costs for periods subsequent to the adoption of fresh-start accounting reflect the terms of the Plan of Reorganization and include the effects of reduced rent obligations under the Master Lease Agreements and interest costs incurred in connection with the debt obligations that we assumed at the time of our emergence from bankruptcy. Depreciation and amortization costs since our emergence from bankruptcy have been recorded based on asset carrying amounts that were adjusted in fresh-start accounting to reflect fair value on April 1, 2001.

   During the pendency of our bankruptcy, we recorded the contractual amount of interest expense related to our former $1.0 billion bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to our former $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 since the filing of our bankruptcy. Contractual interest expense not accrued for the $300 million
9 7/8% Guaranteed Senior Subordinated Notes totaled $7 million for the three months ended March 31, 2001 and $30 million for 2000.

   As discussed in note 1 of the notes to consolidated financial statements, we adopted the provisions of SFAS 142, which, among other things, requires that goodwill should no longer be amortized effective January 1, 2002. The adoption of this new pronouncement increased 2002 net income by approximately $6 million.

Income Taxes

   The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items, such as goodwill amortization and the increase or decrease in the deferred tax valuation allowance.

   We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is "more likely than not" that the asset ultimately will be realizable. If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realizable by us, the goodwill recorded in connection with fresh-start accounting will be reduced accordingly. If the goodwill is eliminated in full, other intangible assets will then be reduced, with any excess treated as an increase to capital in excess of par value. As of December 31, 2002, we had reduced the valuation allowance established in fresh-start accounting by approximately $93 million, resulting in a corresponding reduction to goodwill.

   In connection with the reorganization, we realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, we will be required, beginning with our 2002 taxable year, to reduce certain tax attributes including (a) net operating losses, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. Our reorganization on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of our net operating losses and tax credits generated prior to the ownership change may be subject to certain limitations. Through December 31, 2002, we had realized approximately $41 million of cash flow benefits related to the previously discussed tax attributes.

   Our net operating losses at December 31, 2002 aggregated $243 million. These carryforwards expire in various amounts through 2021.

Consolidated Results

   Income from operations aggregated $33 million in 2002, including $6 million ($3 million net of tax) of income related to certain reorganization items. We reported income from operations of $47 million for the nine months ended December 31, 2001, resulting from improved operating income and the significant impact of the Plan of Reorganization. For the three months ended March 31, 2001, we reported income from operations of $49 million, including a gain of $54 million recorded in connection with fresh-start accounting. For 2000, we reported a net operating loss of $65 million, including $13 million of costs incurred in connection with our restructuring activities.

   Extraordinary gains from the early extinguishment of debt since our emergence from bankruptcy aggregated $1 million in 2002 and $4 million for the nine months ended December 31, 2001.

  Fourth Quarter Operating Results

   A summary of our income from operations follows (dollars in thousands):

                                             Reorganized Company
                                          ------------------------
                                          Three months Three months
                                             ended        ended
                                          December 31, December 31,
                                              2002         2001
                                          ------------ ------------
            Income from operations:
            Operating income:
             Health services division:
               Nursing centers...........   $ 39,035     $ 75,426
               Rehabilitation services...        921        4,125
               Other ancillary services..         92          179
                                            --------     --------
                                              40,048       79,730
             Hospital division:
               Hospitals.................     67,561       52,119
               Pharmacy..................      6,174        7,793
                                            --------     --------
                                              73,735       59,912
             Corporate overhead..........    (21,569)     (27,358)
                                            --------     --------
                                              92,214      112,284
             Unusual transactions........      2,320        2,187
                                            --------     --------
               Operating income..........     94,534      114,471
            Rent.........................    (68,806)     (65,471)
            Depreciation and amortization    (18,960)     (17,565)
            Interest, net................     (1,085)      (3,117)
                                            --------     --------
            Income before income taxes...      5,683       28,318
            Provision for income taxes...      2,614       12,264
                                            --------     --------
                                            $  3,069     $ 16,054
                                            ========     ========

   In the fourth quarter of 2002, we reported operating income of $95 million and income from operations of $3 million. Operating income in the fourth quarter of 2001 totaled $114 million and income from operations aggregated $16 million. Operating results for the fourth quarter of 2002 included the following items:

   Medicare reimbursement changes-As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $15 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income. See "- Regulatory Changes."

   On October 1, 2002, the provisions under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the fourth quarter of 2002.

   Professional liability risks-Based upon the results of the regular quarterly independent actuarial valuation, we recorded additional professional liability costs of $19 million in the fourth quarter of 2002, of which $10 million had been previously announced at the time of our third quarter earnings release. Aggregate professional liability costs in the fourth quarter of 2002 were $37 million compared to $24 million in the fourth quarter of 2001. Most of these costs ($33 million in the fourth quarter of 2002 and $18 million in the fourth quarter of 2001) were charged to our nursing center business.

   Fourth quarter adjustments-Operating results in the fourth quarter of 2002 included certain other year-end adjustments. Incentive compensation costs were reduced by approximately $3 million in the nursing center business and $6 million in corporate overhead in the fourth quarter. In addition, certain operating expense accruals related to our information systems operations were adjusted, reducing corporate overhead by approximately $4 million in the fourth quarter of 2002.

   Unusual items-As previously discussed, a gain of approximately $2 million on the sale of a building was recorded in the fourth quarter of 2002.

Liquidity

   Cash flows from operations before reorganization items aggregated $254 million for 2002, $191 million for the nine months ended December 31, 2001, $40 million for the three months ended March 31, 2001 and $194 million for 2000. Operating cash flows for all periods were sufficient to fund reorganization costs and capital expenditures.

   Cash and cash equivalents totaled $244 million at December 31, 2002 while funded long-term debt aggregated $162 million. Based upon our existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under our revolving credit facility, we believe we have the necessary financial resources to satisfy our expected short-term liquidity needs. There were no outstanding borrowings under our revolving credit facility at December 31, 2002.

   Operating cash flows in 2002 reflected a substantial improvement in collection of accounts receivable, particularly Medicare receivables in our hospitals. In addition, we accelerated the filing of our nursing center cost reports in the fourth quarter of 2002, thereby increasing operating cash flows by approximately $17 million. Aggregate outstanding accounts receivable days improved to 45.6 at December 31, 2002 from 48.8 at December 31, 2001.

   On September 1, 2003, substantially all of our hospitals will become subject to the new LTAC PPS. In connection with the transition, the new system includes certain regulations that will impact the method and timing of Medicare payments to our hospitals that may increase substantially our Medicare accounts receivable in the third and fourth quarters of 2003, thereby reducing our operating cash flows. See " - Regulatory Changes."

   As previously discussed, we recorded substantial cost increases related to professional liability risks in 2002. A portion of these costs were not funded into our limited purpose insurance subsidiary in 2002. Based upon actuarially determined estimates, we will fund approximately $63 million into our limited purpose insurance subsidiary on March 31, 2003 to satisfy fiscal 2002 funding requirements.

   Since our emergence from bankruptcy, we have reduced our long-term debt by approximately $200 million. In August 2002, we repaid $50 million of long-term debt through the use of existing cash. In the fourth quarter of 2001, we completed the public offering of approximately 2.1 million shares of our common stock. Proceeds from the offering aggregating $90 million were used to repay a portion of our outstanding senior secured notes. In May 2001, we repaid approximately $56 million in full satisfaction of our obligation owed to CMS through the use of existing cash.

   In connection with the emergence from bankruptcy, we entered into a five-year $120 million revolving credit facility (including a $40 million letter of credit subfacility) on April 20, 2001. Our revolving credit facility constitutes a working capital facility for general corporate purposes including payments related to our obligations under the Plan of Reorganization. Direct borrowings under our revolving credit facility will bear interest, at our option, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) the London Interbank Offered Rate (as defined in the agreement) plus 4%. The revolving credit facility is collateralized by substantially all of our assets, including certain owned real property. At December 31, 2002, there were no outstanding borrowings under our revolving credit facility.

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

   The terms of our senior secured notes and our revolving credit facility (inclusive of the amendments discussed below) include certain covenants which limit our annual capital expenditures and limit the amount of debt we may incur in financing acquisitions. In addition, these agreements restrict our ability to transfer funds to the parent company or repurchase our common stock and prohibit the payment of cash dividends to our stockholders.

   In April 2002, we announced certain amendments to the terms of our revolving credit facility and senior secured notes. The more significant changes to these agreements allowed us to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allowed us to borrow up to $45 million under the revolving credit facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the revolving credit facility, which was reduced to $75 million in connection with our equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allowed us to pay cash dividends or repurchase our common stock in limited amounts based upon certain annual liquidity calculations. Finally, we agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   In August 2002, we announced certain other amendments to the terms of our revolving credit facility and senior secured notes that allowed for the repurchase of up to $35 million of our common stock. As part of these amendments, we prepaid $50 million of the senior secured notes. In addition, these amendments also allowed for a $10 million increase in our annual capital expenditure limits beginning in fiscal 2003. We also agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   As discussed in note 13 of the notes to consolidated financial statements, we amended certain financial covenants for periods after December 31, 2002 under our revolving credit facility and senior secured notes on March 19, 2003. These amendments reflect the estimated future financial impact of certain Medicare reimbursement reductions to our nursing centers that became effective on October 1, 2002 and expected significant increases in professional liability costs. In connection with the amendments, the previous amendments (as discussed above) allowing us to repurchase our common stock, pay limited dividends and increase annual capital expenditures beginning in fiscal 2003 were rescinded. In addition, the amount of allowable acquisitions and investment in healthcare facilities was reduced to $50 million from $130 million. As of December 31, 2002, we had expended approximately $30 million in allowable acquisitions and investments in healthcare facilities. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   At December 31, 2002, we were in compliance with the terms of our revolving credit facility and our senior secured notes.

   As previously discussed, we have recently experienced a significant increase in professional liability costs. These costs are expected to continue to increase in the foreseeable future, particularly in Florida. In addition, the expiration of certain Medicare funding under the BBRA and BIPA on October 1, 2002 reduced the average Medicare rate received by our nursing centers by approximately $35 per patient day (approximately $15 million in the fourth quarter of 2002). Accordingly, we believe that the combined effect of these changes in revenues and expenses will have a material adverse effect on our financial position, results of operations and liquidity in the future. These changes also could result in our inability to satisfy certain financial covenants contained in our revolving credit facility and senior secured notes in the future.

   Future payments due under long-term debt agreements, lease obligations and certain other contractual commitments as of December 31, 2002 follows (in thousands):

                                           Payments due by period
           --------------------------------------------------------------------------------------
                                                               Letters of     General
           Senior     Other   Non-cancelable operating leases  credit and    unsecured
           secured  long-term ------------------------------  guarantees of  creditor
Year        notes     debt    Ventas (a)   Other     Total    indebtedness  obligations   Total
----       -------- --------- ----------  -------- ---------- ------------- ----------- ----------
2003...... $      -  $  258   $  185,896  $ 54,814 $  240,710    $  216       $5,210    $  246,394
2004......        -      64      185,896    46,528    232,424       216        2,619       235,323
2005......        -      70      185,896    44,561    230,457       217            -       230,744
2006......        -      76      185,896    41,217    227,113     5,883            -       233,072
2007......        -      83      185,896    35,754    221,650         -            -       221,733
Thereafter  160,500   1,215      442,604   161,111    603,715         -            -       765,430
           --------  ------   ----------  -------- ----------    ------       ------    ----------
  Total... $160,500  $1,766   $1,372,084  $383,985 $1,756,069    $6,532       $7,829    $1,932,696
           ========  ======   ==========  ======== ==========    ======       ======    ==========

--------
(a) See "Business - Master Lease Agreements - Rental Amounts and Escalators."

Capital Resources

   Excluding acquisitions, capital expenditures totaled $84 million for 2002, $65 million for the nine months ended December 31, 2001, $22 million for the three months ended March 31, 2001 and $80 million in 2000. Excluding acquisitions, capital expenditures could approximate $80 million in 2003. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in all periods were financed through internally generated funds. At December 31, 2002, the estimated cost to complete and equip construction in progress approximated $3 million.

   During 2002, we expended $46 million to acquire Specialty. For the nine months ended December 31, 2001, we expended $14 million to acquire previously leased nursing centers.

   In May 2001, we sold our investment in Behavioral Healthcare Corporation for $40 million. Under the terms of our revolving credit facility and senior secured notes, proceeds from the sale of assets will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under our revolving credit facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under our senior secured notes. Since our emergence from bankruptcy, funds derived from asset sales have been used to repay long-term debt (approximately $22 million) and to fund capital expenditures (approximately $21 million). For accounting purposes, we have classified $2 million and $6 million of remaining funds from the sales of assets as "cash-restricted" in our consolidated balance sheet at December 31, 2002 and December 31, 2001, respectively.

Related Party Transactions

   Pursuant to the Plan of Reorganization, we issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of our senior secured notes, (2) 15,000,000 shares of common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants has a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of us and the holders of our former common stock relinquished control.

   In connection with the Plan of Reorganization, we also entered into a registration rights agreement (the "Registration Rights Agreement") with Appaloosa Management L.P., Franklin Mutual Advisers, LLC, Goldman, Sachs & Co. and Ventas Realty, Limited Partnership (the "Rights Holders"). Mr. David A. Tepper, one of our directors, is the President of Appaloosa Management L.P. Mr. Tepper also is the general partner of Appaloosa Management L.P. Mr. James Bolin, one of our directors, was the Vice President and Secretary of Appaloosa Management L.P. until October 2002. Mr. Michael J. Embler, one of our directors, is a Vice President of Franklin Mutual Advisers, LLC.

   The Registration Rights Agreement requires us to use our reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of the Rights Holders' shares of common stock or warrants are sold, a "shelf" registration statement covering sales of such Rights Holders' shares of common stock and warrants or, in the case of Ventas, the distribution of some or all of the shares of our common stock that it owns to the Ventas stockholders. We filed the shelf registration statement on Form S-3 with the SEC on September 19, 2001. The shelf registration statement became effective on November 7, 2001.

   The Registration Rights Agreement also provides that, subject to certain limitations, each Rights Holder has the right to demand that we register all or a part of the common stock and warrants acquired by that Rights Holder pursuant to the Plan of Reorganization, provided that the estimated market value of the common stock and warrants to be registered is at least $10 million in the aggregate or not less than 5% of the common stock and warrants. We are required to use our reasonable best efforts to effect any such registration. Such registrations will be at our expense, subject to certain exceptions.

   In addition, under the Registration Rights Agreement, the Rights Holders have certain rights to require us to include in any registration statement that we file with respect to any offering of equity securities (whether for our own account or for the account of any holders of our securities) such amount of common stock and warrants as are requested by the Rights Holder to be included in the registration statement, subject to certain exceptions. Such registrations will be at our expense, subject to certain exceptions. As discussed below, the parties to the Registration Rights Agreement participated in our public equity offering in the fourth quarter of 2001.

   Pursuant to Amendment No. 1 to the Registration Rights Agreement, dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for us to file a "shelf" registration statement from 120 days to 150 days after the Effective Date. As noted above, we filed a shelf registration statement with the SEC on September 19, 2001, and the shelf registration statement was declared effective on November 7, 2001.

   Pursuant to Amendment No. 2 to the Registration Rights Agreement, dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of our common stock that it owns to its stockholders on or after December 24, 2001.

   In the fourth quarter of 2001, we completed a public offering of approximately 3.6 million shares of our common stock priced at $46.00 per share. In the offering, we sold approximately 2.1 million newly issued shares and certain of the holders of five percent or more of our common stock participated in the offering as selling shareholders.

   In connection with the Plan of Reorganization, we also entered into and assumed several agreements with Ventas. In addition to our common stock received by Ventas in the Plan of Reorganization, we amended and restated the Master Lease Agreements with Ventas and paid Ventas a $4.5 million cash payment in April 2001 as additional future rent. We also assumed and agreed to continue to perform our obligations under various agreements (the "Spin-off Agreements") entered into at the time of the Spin-off. Descriptions of the agreements with Ventas are summarized below.

  Master Lease Agreements and Related Transactions

   Under the Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases. See "Business -Master Lease Agreements" for a summary of the Master Lease Agreements.

  Transactions Associated with the Master Lease Agreements

   During 2002, we entered into transactions with Ventas regarding certain facilities leased under the Master Lease Agreements. These transactions are described below.

   Under one of the Master Lease Agreements, we lease from Ventas a nursing center in Walpole, Massachusetts commonly known as Harrington House Nursing and Rehabilitation Center (the "Kindred Walpole Facility"). Ventas owned the Kindred Walpole Facility together with an adjacent independent/assisted living facility (the "Third Party Walpole Facility") that was leased by a third party. Ventas desired to convert the Kindred Walpole Facility and the Third Party Walpole Facility into condominiums (the "Condominiumization") to permit the third party to purchase the Third Party Walpole Facility from Ventas. Ventas informed Kindred that the third party was seeking to make this purchase in order to facilitate the financing of accommodations at the Third Party Walpole Facility by the third party's residents.

   The Kindred Walpole Facility was contained within the boundaries of one condominium unit forming a part of the condominium and its appurtenant "limited common elements" and the Third Party Walpole Facility was contained within the boundaries of the other condominium unit forming a part of the condominium and its appurtenant "limited common elements." In addition, a portion of the property being subjected to the Condominiumization will, as a "general common element," be the responsibility of a condominium association (the costs of which are to be split evenly between the owners of each unit). With the exception of the "general common elements," the owners of each unit will be responsible for the maintenance and operation of such units and any "limited common elements" appurtenant thereto.

   In order to reflect that the Kindred Walpole Facility will be part of a condominium, it was necessary to amend the Master Lease Agreement solely with respect to the Kindred Walpole Facility. Following the Condominiumization, the Master Lease Agreement will be subordinate to certain condominium documents. It is not anticipated that this transaction will materially impact any other rights or obligations (monetary or otherwise) with respect to the Kindred Walpole Facility. We did not receive any consideration for this transaction other than reimbursement by Ventas of attorney's fees and title examination expenses directly related to the transaction. The Condominiumization transaction was completed on December 19, 2002.

   Under one of the Master Lease Agreements, we leased from Ventas a hospital known as the Northern Virginia Community Hospital in Arlington, Virginia. Ventas entered into an agreement dated as of May 31, 2002 with the Northern Virginia Community Hospital, LLC ("NVCH") to sell the hospital to NVCH. Since we were not generating a profit at the hospital, we agreed to terminate the provisions of the Master Lease Agreement specifically as it relates to the hospital and to transfer operating control of the hospital to NVCH. We also entered into an operations transfer agreement, dated as of June 5, 2002, with NVCH under which we transferred certain inventory, supplies, leases, contracts, and operating control of the hospital to NVCH effective as of June 20, 2002. Kindred received no portion of the sale proceeds, but rent and other lease obligations specific to the hospital, were terminated subsequent to June 2, 2002. We further agreed to sell certain equipment to NVCH for $150,000.

   Under one of the Master Lease Agreements, we lease from Ventas a hospital known as the Kindred Hospital in Mansfield, Texas. In June 2000, the hospital sustained severe water damage from an intensive rainstorm and all patients were relocated to other facilities. We subsequently restored, but chose not to reopen the hospital. We and Ventas entered into a Forbearance Agreement pursuant to which Ventas agreed to forbear, until October 31,

2001, from declaring an event of default pursuant to the Master Lease Agreement for our failure to reopen the hospital. Ventas made periodic extensions of the Forbearance Agreement while we attempted to find a buyer or sublessee for the hospital. Subsequently, we agreed to enter into negotiations to sublease the hospital to an unrelated third party. The third party informed us that it preferred to purchase the hospital rather than sublease it. In order to obtain further extensions of the Forbearance Agreement, we agreed to pay Ventas a $50,000 non-refundable extension fee. The third party subsequently entered into a purchase and sale agreement with Ventas dated May 29, 2002 to purchase the hospital. The third party subsequently terminated the purchase agreement on June 25, 2002, agreed to reinstate the purchase agreement and then again terminated the purchase agreement on July 9, 2002. Ventas then informed us that we would be required to reopen the hospital on or prior to September 4, 2002. We reopened the hospital on August 30, 2002.

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

   The Tax Allocation Agreement provides that we will be liable for, and will hold Ventas harmless from and against, (1) any taxes of Kindred and its then subsidiaries (the "Kindred Group") for periods after the Spin-off, (2) any taxes of Ventas and its then subsidiaries (the "Ventas Group") or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that we derive certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, we would be entitled to any refund or credit in respect of taxes owed or paid by us under (1), (2) or (3) above. Our liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas's actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

   Under the Tax Allocation Agreement, Ventas would be liable for, and would hold us harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas's liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

   On the Effective Date, we entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement (the "Tax Refund Escrow Agreement") with Ventas governing our and Ventas's relative entitlement to certain tax refunds received on or after September 13, 1999 by Ventas or us for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow

Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Ventas or us with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third party escrow agent on the Effective Date.

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

   The Tax Refund Escrow Agreement provides generally that we and Ventas waive their respective rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the escrow funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the escrow funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, "Excess Taxes"), the relative liability of Ventas and Kindred to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Ventas and Kindred to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

   Interest earned on the escrow funds or included in refund amounts received from governmental authorities will be distributed equally to Ventas and us on an annual basis. For the years ended December 31, 2002 and 2001, we have recorded approximately $261,000 and $368,000, respectively, of interest income related to the escrow funds. Any escrow funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Ventas and us.

  Agreement of Indemnity-Third Party Leases

   In connection with the Spin-off, Ventas assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant to us. The lessors of these properties may claim that Ventas remains liable on these third party leases assigned to us. Under the terms of the Agreement of Indemnity-Third Party Leases, we have agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third party leases. Under the Plan of Reorganization, we assumed and agreed to fulfill our obligations under the Agreement of Indemnity-Third Party Leases.

  Agreement of Indemnity-Third Party Contracts

   In connection with the Spin-off, Ventas assigned its former third party guaranty agreements to us. Ventas may remain liable on these third party guarantees assigned to us. Under the terms of the Agreement of Indemnity-Third Party Contracts, we have agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third party guarantees assigned to us. The third party guarantees were entered into in connection with certain acquisitions and financing transactions that occurred prior to the Spin-off. Under the Plan of Reorganization, we assumed and agreed to fulfill our obligations under the Agreement of Indemnity-Third Party Contracts.

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

  Other Transactions with Ventas

   In 1992, a third party and our subsidiary as trustees of a trust (the "Trust") leased to a related partnership a nursing center, the ground on which the nursing center is located and the right to use the parking lot adjacent to the nursing center. The ground lease expires in 2089. In connection with the Spin-off, Ventas transferred, by bill of sale, its 50% general partnership interest in the partnership to us, but inadvertently did not transfer its interest in the Trust to us. On June 24, 2002 Ventas resigned as trustee of the Trust, effective as of April 30, 1998, and we were appointed trustee of the Trust. No payment was made to Ventas in connection with this transaction.

  Other Related Party Transactions

   Dr. Thomas P. Cooper, a nominee for election to the Board of Directors at our shareholders meeting scheduled for May 22, 2003, is the Chairman, Chief Executive Officer and shareholder of Vericare, Inc. ("Vericare"). Vericare has contracts to provide mental health services to 15 skilled nursing facilities operated by us. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. Kindred does not pay Vericare for these services nor does Vericare make any payments to Kindred related to these services.

   During 2002, we paid approximately $318,600 for legal services rendered by the law firm of Shaw Pittman LLP. The son of Edward L. Kuntz, our Chairman and Chief Executive Officer, was employed by that firm through August 2002. We also paid approximately $1,280,300 for legal services rendered by the law firm of Reed Smith LLP. Mr. Kuntz's son has been employed as an associate of Reed Smith since October 2002. The fees paid to Shaw Pittman and Reed Smith represent approximately 1.5% and 5.9%, respectively, of the legal fees paid by us in 2002. It is anticipated that Reed Smith will provide legal services to us in 2003.

Other Information

  Effects of Inflation and Changing Prices

   We derive a substantial portion of our revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited our ability to recover our cost increases through increased pricing of our healthcare services. Medicare revenues in our nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which we operate nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, by repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to our nursing centers. Medicare revenues in our hospitals also have been reduced by the Balanced Budget Act.

   Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Balanced Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to our nursing centers and hospitals. The provisions of the BBRA and BIPA have positively impacted our operating results in 2002 and 2001, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA expired on October 1, 2002. The expiration of these provisions reduced our average Medicare rate paid to our nursing centers by approximately $35 per patient day. In addition, we experienced substantial increases in professional liability costs in our nursing center business in 2002.

   Management believes that our operating margins will continue to be under pressure, particularly in our nursing center business, as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

  Litigation

   We are a party to certain material litigation. See note 21 of the notes to consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The following discussion of our exposure to market risk contains "forward-looking statements" that involve risks and uncertainties. The information presented has been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

   Our only significant exposure to market risk is changes in the London Interbank Offered Rate which affect the interest paid on our borrowings.

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                               Expected maturities                         Fair
                                  --------------------------------------------            value
                                   2003   2004   2005   2006   2007  Thereafter   Total  12/31/02
                                  ----- ------ ------ ------ ------ ----------- -------- --------
Liabilities:
Long-term debt, including amounts
 due within one year:
    Fixed rate................... $258   $ 64   $ 70   $ 76   $ 83   $  1,215   $  1,766 $  1,818
    Average interest rate........  9.7%   8.8%   8.8%   8.8%   8.8%       8.8%
    Variable rate................ $  -   $  -   $  -   $  -   $  -   $160,500   $160,500 $156,488
    Average interest rate (a)

--------
(a) Interest is payable, at our option, at one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

Item 8.  Financial Statements and Supplementary Data

   The information required by this Item 8 is included in appendix pages F-2 through F-51 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by this Item other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.  Executive Compensation

   The information required by this Item is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters

   The information required by this Item, except as set forth below, is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

   The following table represents aggregate equity compensation plan information as of December 31, 2002 with respect to equity plans that (1) were approved as part of our Plan of Reorganization or by our shareholders, and (2) have not been approved, either in the Plan of Reorganization or by our shareholders.

                     Equity Compensation Plan Information

                                                                                       Number of securities remaining
                              Number of securities to be                               available for future issuance
                               issued upon exercise of     Weighted-average exercise     under equity compensation
                                 outstanding options,    price of outstanding options,  plans (excluding securities
                                 warrants and rights          warrants and rights         reflected in column (a))
Plan Category                            (a)                          (b)                           (c)
-------------                 -------------------------- ----------------------------- ------------------------------
Equity compensation plans
  approved in the Plan of
  Reorganization or by
  security holders (1).......         1,290,601 (2)                 $33.04                       1,315,959 (3)

Equity compensation plans not
  approved in the Plan of
  Reorganization or by
  security holders (4).......            78,000 (5)                 $38.60                         122,000
                                      ---------                                                  ---------
Total........................         1,368,601                     $33.36                       1,437,959
                                      =========                                                  =========

--------
(1) The Kindred Healthcare, Inc. 2000 Stock Option Plan (the "2000 Stock Option Plan") and Restricted Share Plan (the "Restricted Share Plan") were approved as part of our Plan of Reorganization. The 2000 Stock Option Plan also was ratified by our shareholders. The Kindred Healthcare, Inc. 2001 Stock Incentive Plan (the "2001 Incentive Plan") also is included in these totals.

(2) Represents 525,401 shares of common stock underlying outstanding stock options granted pursuant to the 2000 Stock Option Plan and 765,200 shares of common stock underlying stock options granted pursuant to the 2001 Incentive Plan, but excludes outstanding restricted shares of common stock awarded under the Restricted Share Plan.

(3) Includes 11,527 restricted shares of common stock available for issuance under the Restricted Share Plan.

(4) The Stock Option Plan for Non-Employee Directors (the "Directors Plan") has not been approved by our shareholders.

(5) Represents shares of common stock underlying stock options granted to non-employee directors pursuant to the Directors Plan.

Description of Non-Stockholder Approved Equity Compensation Plan

  Stock Option Plan for Non-Employee Directors

   The Directors Plan provides for one-time grants of stock options with respect to 10,000 shares of common stock to non-employee directors as well as for annual grants of options with respect to 3,000 shares of common stock for each year that the participant remains a non-employee director. Options granted under the Directors Plan vest in four equal installments on each of the first through fourth anniversaries of the date of grant, have an exercise price equal to the fair market value of a share of common stock on the date of grant, and expire after ten years.

   If a participant ceases to be a director (1) because he or she was removed from the Board, all options are canceled; (2) by reason of death or disability, options that were exercisable at such time remain exercisable for one year (unless they earlier expire); and (3) for any other reason, options that were exercisable at such time remain exercisable for three months (unless they earlier expire).

   On exercise, the exercise price may be paid in cash, in common stock or a combination of both. Options are not transferable during the lifetime of the participant. The number of shares and the terms of outstanding options may be adjusted in the event of certain corporate events. The Directors Plan may be amended or terminated by the Board at any time.

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   Within the 90 days prior to the date of this report, Kindred carried out an evaluation under the supervision and with the participation of Kindred's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Kindred's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of Kindred's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports Kindred files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

   There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Index to Consolidated Financial Statements and Financial Statement
Schedules:

                                                                                             Page
                                                                                             ----
Report of Independent Accountants...........................................................  F-2
Consolidated Financial Statements:
   Consolidated Statement of Operations:
       Reorganized Company-for the year ended December 31, 2002 and for the nine months ended December 31, 2001
       Predecessor Company-for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................  F-3
   Consolidated Balance Sheet:
       Reorganized Company-December 31, 2002 and December 31, 2001..........................  F-4
   Consolidated Statement of Stockholders' Equity (Deficit):
       Reorganized Company-for the year ended December 31, 2002 and for the nine months ended December 31, 2001
       Predecessor Company-for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................  F-5
   Consolidated Statement of Cash Flows:
       Reorganized Company-for the year ended December 31, 2002 and for the nine months ended December 31, 2001
       Predecessor Company-for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................  F-6
   Notes to Consolidated Financial Statements...............................................  F-7
   Quarterly Consolidated Financial Information (Unaudited)................................. F-50
Financial Statement Schedule (a):
   Schedule II-Valuation and Qualifying Accounts:
       Reorganized Company-for the year ended December 31, 2002 and for the nine months ended December 31, 2001
       Predecessor Company-for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................ F-51

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

2.3     Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the Stockholders
        Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred Healthcare Operating,
        Inc. dated as of April 1, 2002. Exhibit 2.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1     Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company's
        Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2     Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the
        Company's Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057)
        is hereby incorporated by reference.

3.3     Amended and Restated Bylaws of the Company.

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

Exhibit
number                                      Description of document
------                                      -----------------------

10.2    Amendment No. 1 dated as of November 28, 2001, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders,
        Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly named
        Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and
        General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent.
        Exhibit 10.2 to the Company's Form 10-K for the year ended December 31, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.3    Amendment No. 2 dated as of March 22, 2002, under the $120,000,000 Credit Agreement dated as of
        April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline
        Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan
        Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative
        Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and
        Collateral Monitoring Agent. Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4    Amendment No. 3, dated as of August 15, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline
        Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan
        Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative
        Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and
        Collateral Monitoring Agent. Exhibit 99.1 to the Company's Current Report on Form 8-K dated
        August 26, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5    Amendment No. 4, dated as of March 19, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline
        Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan
        Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative
        Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and
        Collateral Monitoring Agent. Exhibit 99.1 to the Company's Current Report on Form 8-K dated
        March 19, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6    Credit Agreement Providing for the Issuance of $300,000,000 Senior Secured Notes due 2008 dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and Morgan Guaranty Trust Company of New York, as Collateral Agent and Administrative
        Agent. Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7    Amendment No. 1 dated as of November 28, 2001, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly named Morgan Guaranty Trust Company of New
        York), as Administrative Agent and Collateral Agent. Exhibit 10.4 to the Company's Form 10-K for
        the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8    Amendment No. 2 dated as of March 22, 2002, under the $300,000,000 Credit Agreement dated as of
        April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan
        Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 10.2
        to the Company's Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

Exhibit
number                                       Description of document
------                                       -----------------------

10.9    Amendment No. 3, dated as of August 15, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan
        Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2
        to the Company's Current Report on Form 8-K dated August 26, 2002 (Comm. File No. 001-14057)
        is hereby incorporated by reference.

10.10   Amendment No. 4, dated as of March 19, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan
        Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2
        to the Company's Current Report on Form 8-K dated March 19, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11   Registration Rights Agreement, dated April 20, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 10.1 to the Company's Form 8-A dated April 20, 2001 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.12   Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2001 among the
        Company and the Initial Holders (as defined therein). Exhibit 4.5 to the Company's Registration
        Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

10.13   Amendment No. 2 to Registration Rights Agreement dated as of October 22, 2001 among the
        Company and the Initial Holders (as defined therein). Exhibit 4.6 to the Company's Registration
        Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

10.14   Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred
        401(k) Plan.

10.15   Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred
        and Affiliates 401(k) Plan.

10.16   Vencor Retirement Savings Plan Amended and Restated effective as of March 1, 2000. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.17   Amendment No. 1 to the Vencor Retirement Savings Plan dated September 26, 2000. Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.18   Amendment No. 2 to the Vencor Retirement Savings Plan. Exhibit 10.11 to the Company's
        Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19   Amendment No. 3 to the Kindred 401(k) Plan. Exhibit 10.12 to the Company's Form 10-K for the
        year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20   Amendment No. 4 to the Kindred 401(k) Plan.

10.21   Amendment No. 5 to the Kindred 401(k) Plan.

10.22   Amendment No. 6 to the Kindred 401(k) Plan.

10.23   Retirement Savings Plan for Certain Employees of Vencor and its Affiliates Amended and Restated
        effective as of March 1, 2000. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended March 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit
number                                         Description of document
------                                         -----------------------

10.24   Amendment No. 1 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates
        dated September 26, 2000. Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended
        September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25   Amendment No. 2 to the Retirement Savings Plan for Certain Employees of Vencor and its Affiliates.
        Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 2001 (Comm. File No.
        001-14057) is hereby incorporated by reference.

10.26   Amendment No. 3 to the Kindred and Affiliates 401(k) Plan. Exhibit 10.16 to the Company's
        Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27   Amendment No. 4 to the Kindred and Affiliates 401(k) Plan.

10.28   Amendment No. 5 to the Kindred and Affiliates 401(k) Plan.

10.29   Amendment No. 6 to the Kindred and Affiliates 401(k) Plan.

10.30   Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc.
        Exhibit 10.9 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.31   Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc.
        and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32   Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor,
        Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33   Form of Indemnification Agreement between the Company and certain of its officers and employees.
        Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File
        No. 1-10989) is hereby incorporated by reference.

10.34   Form of Indemnification Agreement between the Company and each member of its Board of
        Directors dated October 29, 2001. Exhibit 10.21 to the Company's Form 10-K for the year ended
        December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35   Amended and Restated Agreement and Plan of Merger. Appendix A to Amendment No. 2 to the
        Ventas, Inc. Registration Statement on Form S-4 (Reg. No. 33-59345) is hereby incorporated by reference.

10.36   Agreement and Plan of Merger dated as of February 9, 1997 among TheraTx, Incorporated, Vencor,
        Inc. and Peach Acquisition Corp. ("Peach"). Exhibit (c)(1) to the Statement on Schedule 14D-1 of
        Ventas, Inc. and Peach, dated February 14, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.37   Amendment No. 1 to Agreement and Plan of Merger dated as of February 28, 1997 among TheraTx,
        Incorporated, Vencor, Inc. and Peach. Exhibit (c)(3) of Amendment No. 2 to the Statement on
        Schedule 14D-1 of Ventas, Inc. and Peach, dated March 3, 1997 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.38   Asset Purchase Agreement between Transitional Hospitals Corporation and Behavioral Healthcare
        Corporation, dated October 22, 1996. Exhibit 99.1 to the Current Report on Form 8-K of Transitional
        dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.39   Agreement and Plan of Merger between Transitional Hospitals Corporation and Behavioral
        Healthcare Corporation, dated October 22, 1996. Exhibit 99.2 to the Current Report on Form 8-K of
        Transitional dated October 22, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

Exhibit
number                                       Description of document
------                                       -----------------------

10.40   First Amendment to Asset Purchase Agreement between Transitional Hospitals Corporation and
        Behavioral Healthcare Corporation dated November 30, 1996. Exhibit 99.1 to the Current Report on
        Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.41   Amendment to Agreement and Plan of Merger between Transitional Hospitals Corporation and
        Behavioral Healthcare Corporation, dated November 30, 1996. Exhibit 99.2 to the Current Report on
        Form 8-K of Transitional dated December 16, 1996 (Comm. File No. 1-7008) is hereby incorporated by reference.

10.42*  Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit 10.25 to the Company's
        Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.43*  Amendment No. 1 to the Vencor, Inc. Deferred Compensation Plan. Exhibit 10.2 to the Company's
        Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44*  Amendment No. 2 to the Vencor, Inc. Deferred Compensation Plan. Exhibit 10.4 to the Company's
        Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45   Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to
        the Company's Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*  Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended.
        Exhibit 10.27 to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.47*  Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999.
        Exhibit 10.48 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.48*  Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999.
        Exhibit 10.49 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File
        No. 001-14057) is hereby incorporated by reference.

10.49*  Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the
        Company's Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057)
        is hereby incorporated by reference.

10.50*  Company's 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company's Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51*  Amendment No. One to the Company's Long-Term Incentive Plan, dated effective as of June 21,
        2001. Exhibit 10.12 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52*  Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company's Form 10-Q for
        the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53*  Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28
        to the Company's Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

Exhibit
number                                       Description of document
------                                       -----------------------

10.54*  Employment Agreement dated as of February 12, 1999 between Vencor Operating, Inc. and Edward
        L. Kuntz. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55*  Employment Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating,
        Inc. and Paul J. Diaz. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended
        March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56*  Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred
        Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company's Form 10-Q for the
        quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E.
        Chapman. Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58*  Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company's Form 10-K for
        the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

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

10.62*  Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company's Form 10-K for
        the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and James H.
        Gillenwater, Jr. Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64*  Amendment No. 1 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and James H. Gillenwater, Jr. Exhibit 10.52 to the Company's Form 10-K
        for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne
        Riedman. Exhibit 10.67 to the Company's Form 10-K for the year ended December 31, 1999 (Comm.
        File No. 001-14057) is hereby incorporated by reference.

10.66*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating,
        Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company's Form 10-K for the year ended
        December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit
number                                       Description of document
------                                       -----------------------

10.68*  Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company's Form 10-K for
        the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69*  Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A.
        Lechleiter. Exhibit 10.70 to the Company's Form 10-K for the year ended December 31, 1999
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70*  Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating,
        Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company's Form 10-K for the year ended
        December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71*  Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor
        Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company's Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72*  Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred
        Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company's Form 10-K for
        the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73*  Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc.
        and William M. Altman. Exhibit 10.61 to the Company's Form 10-K for the year ended
        December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74*  Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating,
        Inc. and Lane M. Bowen.

10.75*  Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred
        Healthcare Operating, Inc. and Lane M. Bowen.

10.76   Separation Agreement and Release of Claims entered into by Richard A. Schweinhart and Kindred
        Healthcare, Inc. Exhibit 10.8 to the Company's Form 10-Q for the quarterly period ended March 31,
        2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.77   Separation Agreement and Release of Claims between Donald D. Finney and Kindred Healthcare,
        Inc. Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended September 30, 2002
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78   Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79   Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80   Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.81   Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as
        Tenant. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit
number                                       Description of document
------                                       -----------------------

10.82   Master Lease Agreement dated as of December 12, 2001 by and among Ventas Realty, Limited
        Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as
        Tenants. Exhibit 10.66 to the Company's Form 10-K for the year ended December 31, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.83   Letter Agreement dated June 5, 2002 between Ventas Realty, Limited Partnership, Kindred
        Healthcare, Inc. and Kindred Healthcare Operating, Inc. Exhibit 10.3 to the Company's Form 10-Q
        for the quarterly period ended June 30, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.84   Second Specific Property Lease Amendment by and among Kindred Healthcare, Inc., Kindred
        Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.85   Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners,
        collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West,
        L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16,
        2001. Exhibit 10.11 to the Company's Form 10-Q for the quarterly period ended June 30, 2001
        (Comm. File No. 001-14057) is hereby incorporated by reference.

10.86   Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the
        Company's Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.87   Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc. and State
        Street Bank and Trust Company, as Escrow Agent. Exhibit 10.8 to the Company's Form 10-Q for the
        quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.88   Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street
        Bank and Trust Company, N.A., as Trustee, dated April 20, 2001. Exhibit 10.9 to the Company's
        Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.89   Corporate Integrity Agreement between the Office of Inspector General of the Department of Health
        and Human Services and Vencor, Inc. Exhibit 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.90   Other Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

   21   List of Subsidiaries.

 23.1   Consent of Independent Accountants.

 99.1   Kindred Healthcare Code of Conduct.

 99.2   Charter for the Audit and Compliance Committee of the Board of Directors of Kindred Healthcare,
        Inc.

 99.3   Charter for the Executive Compensation Committee of the Board of Directors of Kindred Healthcare,
        Inc.

 99.4   Charter for the Nominating and Governance Committee of the Board of Directors of Kindred
        Healthcare, Inc.

 99.5   Corporate Governance Guidelines.

 99.6   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Annual Report on Form 10-K.

(b)  Reports on Form 8-K.

   We filed a Current Report on Form 8-K on October 11, 2002 announcing that we would record approximately $55 million of additional professional liability costs above our normal provision for the third quarter ended September 30, 2002. We also announced that we intended to accrue an additional $10 million of professional liability costs above our normal provision for the fourth quarter of 2002. In addition, we announced that we were aggressively pursuing alternatives to reduce our professional liability exposures, including divesting our nursing center operations in Florida.

   We filed a Current Report on Form 8-K on October 23, 2002 announcing the appointment of Lane M. Bowen as President of our Health Services Division. We also filed a Current Report on Form 8-K on November 13, 2002 announcing that the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Edward L. Kuntz, Chairman and Chief Executive Officer, and Richard A. Lechleiter, Senior Vice President, Chief Financial Officer and Treasurer, was sent to the SEC as correspondence in connection with the filing of our Quarterly Report on Form 10-Q for the third quarter of 2002.

   In addition, we filed a Current Report on Form 8-K on December 11, 2002 announcing that we had entered into a non-binding letter of intent with Senior Health Management, LLC to transfer the operations of our 18 skilled nursing facilities in Florida.

(c)  Exhibits.

   The response to this portion of Item 15 is submitted as a separate section of this Report.

(d)  Financial Statement Schedules.

   The response to this portion of Item 15 is included in appendix page F-51 of this Report.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003
                                          KINDRED HEALTHCARE, INC.

                                               /s/  Edward L. Kuntz
                                          By: __________________________________
                                                   Edward L. Kuntz
                                           Chairman of the Board and Chief
                                                  Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

      /s/  James Bolin         Director                       March 28, 2003
-----------------------------
         James Bolin

   /s/  Michael J. Embler      Director                       March 28, 2003
-----------------------------
      Michael J. Embler

   /s/  Garry N. Garrison      Director                       March 28, 2003
-----------------------------
      Garry N. Garrison

     /s/  Isaac Kaufman        Director                       March 28, 2003
-----------------------------
        Isaac Kaufman

     /s/  John H. Klein        Director                       March 28, 2003
-----------------------------
        John H. Klein

    /s/  Edward L. Kuntz       Chairman of the Board and      March 28, 2003
-----------------------------    Chief Executive Officer
       Edward L. Kuntz           (Principal Executive
                                 Officer)

 /s/  Richard A. Lechleiter    Senior Vice President, Chief   March 28, 2003
-----------------------------    Financial Officer and
    Richard A. Lechleiter        Treasurer (Principal
                                 Financial Officer)

    /s/  John J. Lucchese      Vice President, Finance and    March 28, 2003
-----------------------------    Corporate Controller
      John J. Lucchese           (Principal Accounting
                                 Officer)

    /s/  David A. Tepper       Director                       March 28, 2003
-----------------------------
       David A. Tepper

               Certification Required By Rules 13a-14 and 15d-14
                   under the Securities Exchange Act of 1934

I, Edward L. Kuntz, certify that:

1.  I have reviewed this annual report on Form 10-K of Kindred Healthcare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                              /s/  Edward L. Kuntz
                                                 -------------------------
                                                     Edward L. Kuntz
                                                 Chairman of the Board and
                                                 Chief Executive Officer

               Certification Required By Rules 13a-14 and 15d-14
                   under the Securities Exchange Act of 1934

I, Richard A. Lechleiter, certify that:

1.  I have reviewed this annual report on Form 10-K of Kindred Healthcare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) of the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                               /s/  Richard A. Lechleiter
                                                   -----------------------------
                                                       Richard A. Lechleiter
                                                   Senior Vice President, Chief
                                                       Financial Officer and
                                                             Treasurer

                           KINDRED HEALTHCARE, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                           Page
                                                                                           ----

Report of Independent Accountants......................................................... F-2

Consolidated Financial Statements:
   Consolidated Statement of Operations:
     Reorganized Company - for the year ended December 31, 2002 and for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................ F-3
   Consolidated Balance Sheet:
     Reorganized Company - December 31, 2002 and December 31, 2001........................ F-4
   Consolidated Statement of Stockholders' Equity (Deficit):
     Reorganized Company - for the year ended December 31, 2002 and for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................ F-5
   Consolidated Statement of Cash Flows:
     Reorganized Company - for the year ended December 31, 2002 and for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................ F-6
   Notes to Consolidated Financial Statements............................................. F-7
   Quarterly Consolidated Financial Information (Unaudited)............................... F-50
Financial Statement Schedule (a):
   Schedule II - Valuation and Qualifying Accounts:
     Reorganized Company - for the year ended December 31, 2002 and for the nine months ended December 31, 2001
     Predecessor Company - for the three months ended March 31, 2001 and for the year ended December 31, 2000............................................................ F-51

--------
(a) All other schedules have been omitted because the required information is not present or not present in material amounts.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, the nine months ended December 31, 2001, the three months ended March 31, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to consolidated financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

As more fully described in Notes 1 and 3 of the notes to consolidated financial statements, the consolidated financial statements reflect the application of fresh-start reporting as of April 1, 2001 and, therefore, consolidated financial statements for periods after April 1, 2001 are not comparable in all respects to consolidated financial statements for periods prior to such date.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
March 24, 2003

                           KINDRED HEALTHCARE, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)

                                                        Reorganized Company    |    Predecessor Company
                                                     ------------------------- | ------------------------
                                                         Year     Nine months  | Three months     Year
                                                        ended        ended     |    ended        ended
                                                     December 31, December 31, |  March 31,   December 31,
                                                         2002         2001     |     2001         2000
                                                     ------------ ------------ | ------------ ------------
Revenues............................................  $3,357,822   $2,329,019  |   $752,409    $2,888,542
                                                      ----------   ----------  |   --------    ----------
Salaries, wages and benefits........................   1,924,439    1,316,581  |    427,649     1,623,955
Supplies............................................     424,177      295,598  |     94,319       374,540
Rent................................................     270,562      195,284  |     76,995       307,809
Other operating expenses............................     606,394      375,090  |    126,701       503,770
Depreciation and amortization.......................      71,356       50,219  |     18,645        73,545
Interest expense....................................      14,373       21,740  |     14,000        60,431
Investment income...................................      (9,674)      (9,285) |     (1,919)       (5,393)
                                                      ----------   ----------  |   --------    ----------
                                                       3,301,627    2,245,227  |    756,390     2,938,657
                                                      ----------   ----------  |   --------    ----------
Income (loss) before reorganization items and                                  |
  income taxes......................................      56,195       83,792  |     (3,981)      (50,115)
Reorganization items................................      (5,520)           -  |    (53,666)       12,636
                                                      ----------   ----------  |   --------    ----------
Income (loss) before income taxes...................      61,715       83,792  |     49,685       (62,751)
Provision for income taxes..........................      28,389       36,450  |        500         2,000
                                                      ----------   ----------  |   --------    ----------
Income (loss) from operations.......................      33,326       47,342  |     49,185       (64,751)
Extraordinary gain on extinguishment of debt, net of                           |
  income taxes of $893 for 2002 and $2,700 for the                             |
  nine months ended December 31, 2001...............       1,427        4,313  |    422,791             -
                                                      ----------   ----------  |   --------    ----------
     Net income (loss)..............................      34,753       51,655  |    471,976       (64,751)
Preferred stock dividend requirements...............           -            -  |       (261)       (1,046)
                                                      ----------   ----------  |   --------    ----------
     Income (loss) available to common                                         |
       stockholders.................................  $   34,753   $   51,655  |   $471,715    $  (65,797)
                                                      ==========   ==========  |   ========    ==========
Earnings (loss) per common share:                                              |
 Basic:                                                                        |
   Income (loss) from operations....................  $     1.92   $     3.05  |   $   0.69    $    (0.94)
   Extraordinary gain on extinguishment of debt.....        0.08         0.28  |       6.02             -
                                                      ----------   ----------  |   --------    ----------
     Net income (loss)..............................  $     2.00   $     3.33  |   $   6.71    $    (0.94)
                                                      ==========   ==========  |   ========    ==========
 Diluted:                                                                      |
   Income (loss) from operations....................  $     1.85   $     2.59  |   $   0.69    $    (0.94)
   Extraordinary gain on extinguishment of debt.....        0.08         0.24  |       5.90             -
                                                      ----------   ----------  |   --------    ----------
     Net income (loss)..............................  $     1.93   $     2.83  |   $   6.59    $    (0.94)
                                                      ==========   ==========  |   ========    ==========
Shares used in computing earnings (loss) per                                   |
  common share:                                                                |
 Basic..............................................      17,361       15,505  |     70,261        70,229
 Diluted............................................      18,001       18,258  |     71,656        70,229

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                          CONSOLIDATED BALANCE SHEET
                   (In thousands, except per share amounts)

                                                                                 Reorganized Company
                                                                              ------------------------
                                                                              December 31, December 31,
                                                                                  2002         2001
                                                                              ------------ ------------
                                   ASSETS
Current assets:
 Cash and cash equivalents...................................................  $  244,070   $  190,799
 Cash-restricted.............................................................       7,908       18,025
 Insurance subsidiary investments............................................     130,415       99,101
 Accounts receivable less allowance for loss of $95,952 - 2002 and
   $108,891 - 2001...........................................................     420,611      418,827
 Inventories.................................................................      30,460       29,720
 Other.......................................................................      86,852       75,501
                                                                               ----------   ----------
                                                                                  920,316      831,973
Property and equipment, at cost:
 Land........................................................................      32,211       28,560
 Buildings...................................................................     285,734      243,011
 Equipment...................................................................     272,399      221,380
 Construction in progress....................................................      21,600       15,254
                                                                               ----------   ----------
                                                                                  611,944      508,205
 Accumulated depreciation....................................................    (115,373)     (44,323)
                                                                               ----------   ----------
                                                                                  496,571      463,882

Goodwill less accumulated amortization of $5,742 - 2002 and 2001.............      88,259      107,660
Other........................................................................     139,032      105,359
                                                                               ----------   ----------
                                                                               $1,644,178   $1,508,874
                                                                               ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................  $  124,466   $  100,473
 Salaries, wages and other compensation......................................     220,124      198,471
 Due to third party payors...................................................      25,177       37,285
 Other accrued liabilities...................................................     150,020      138,571
 Income taxes................................................................      62,111       39,908
 Long-term debt due within one year..........................................         258          418
                                                                               ----------   ----------
                                                                                  582,156      515,126

Long-term debt...............................................................     162,008      212,269
Professional liability risks.................................................     211,771      136,764
Deferred credits and other liabilities.......................................      56,615       54,234

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.25 par value; authorized 1,000 shares;
   none issued and outstanding...............................................           -            -
 Common stock, $0.25 par value; authorized 175,000 shares - December 31, 2002 and 39,000 shares - December 31, 2001; issued 17,649 shares - December 31,
   2002 and 17,683 shares - December 31, 2001................................       4,412        4,421
 Capital in excess of par value..............................................     547,609      549,089
 Deferred compensation.......................................................      (6,967)     (14,764)
 Accumulated other comprehensive income......................................         460           80
 Retained earnings...........................................................      86,114       51,655
                                                                               ----------   ----------
                                                                                  631,628      590,481
                                                                               ----------   ----------
                                                                               $1,644,178   $1,508,874
                                                                               ==========   ==========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                    Shares of common stock    Par      Capital                 Accumulated
                                    ----------------------   value    in excess                   other      Retained
                                    Reorganized Predecessor  common    of par      Deferred   comprehensive  earnings
                                      Company     Company    stock      value    compensation income/(loss)  (deficit)
                                    ----------- ----------- --------  ---------  ------------ ------------- -----------
Predecessor Company:
Balances, December 31, 1999........        -       70,278   $ 17,570  $ 667,110    $      -       $(32)     $(1,090,670)
  Comprehensive income (loss):
   Net loss........................                                                                             (64,751)
   Net unrealized investment
    gains..........................                                                                 55

    Comprehensive loss.............
  Issuance (forfeiture) of common
   stock in connection with
   employee benefit plans..........                   (17)        (5)        35
  Preferred stock dividend
   requirements....................                                                                              (1,046)
                                      ------      -------   --------  ---------    --------       ----      -----------
Balances, December 31, 2000........        -       70,261     17,565    667,145           -         23       (1,156,467)
  Comprehensive income:
   Net income for the three
    months ended March 31,
    2001...........................                                                                             471,976
   Net unrealized investment
    gains..........................                                                                 20

    Comprehensive income...........
  Preferred stock dividend
   requirements....................                                                                                (261)
  Other............................                                          (1)
  Fresh-start accounting
   adjustments.....................   15,000      (70,261)   (13,815)  (235,898)                                684,752
                                      ------      -------   --------  ---------    --------       ----      -----------
----------------------------------------------------------------------------------------------------------------------------------
Reorganized Company:
Balances, April 1, 2001............   15,000            -      3,750    431,246           -         43                -
  Comprehensive income:
   Net income for the nine months
    ended December 31, 2001........                                                                              51,655
   Net unrealized investment
    gains..........................                                                                 37

    Comprehensive income...........
  Proceeds from public offering of
   common stock, net of fees and
   expenses of $5,937..............    2,077                     519     89,087
  Grant of non-vested restricted
   stock and discounted common
   stock options...................      400                     100     21,362     (21,462)
  Issuance of vested restricted
   stock...........................      200                      50      7,650
  Deferred compensation
   amortization....................                                                   6,698
  Other............................        6                       2       (256)
                                      ------      -------   --------  ---------    --------       ----      -----------
Balances, December 31, 2001........   17,683            -      4,421    549,089     (14,764)        80           51,655
  Comprehensive income:
   Net income......................                                                                              34,753
   Net unrealized investment
    gains, net of tax..............                                                                380

    Comprehensive income...........
  Repurchase of common stock, at
   cost............................      (28)                     (7)      (745)                                   (294)
  Deferred compensation
   amortization....................                                                   6,778
  Other............................       (6)                     (2)      (735)      1,019
                                      ------      -------   --------  ---------    --------       ----      -----------
Balances, December 31, 2002........   17,649            -   $  4,412  $ 547,609    $ (6,967)      $460      $    86,114
                                      ======      =======   ========  =========    ========       ====      ===========



                                      Total
                                    ---------
Predecessor Company:
Balances, December 31, 1999........ $(406,022)
  Comprehensive income (loss):
   Net loss........................   (64,751)
   Net unrealized investment
    gains..........................        55
                                    ---------
    Comprehensive loss.............   (64,696)
  Issuance (forfeiture) of common
   stock in connection with
   employee benefit plans..........        30
  Preferred stock dividend
   requirements....................    (1,046)
                                    ---------
Balances, December 31, 2000........  (471,734)
  Comprehensive income:
   Net income for the three
    months ended March 31,
    2001...........................   471,976
   Net unrealized investment
    gains..........................        20
                                    ---------
    Comprehensive income...........   471,996
  Preferred stock dividend
   requirements....................      (261)
  Other............................        (1)
  Fresh-start accounting
   adjustments.....................   435,039
                                    ---------
----------------------------------------------------------------------------------------------------------------------------------
Reorganized Company:
Balances, April 1, 2001............   435,039
  Comprehensive income:
   Net income for the nine months
    ended December 31, 2001........    51,655
   Net unrealized investment
    gains..........................        37
                                    ---------
    Comprehensive income...........    51,692
  Proceeds from public offering of
   common stock, net of fees and
   expenses of $5,937..............    89,606
  Grant of non-vested restricted
   stock and discounted common
   stock options...................         -
  Issuance of vested restricted
   stock...........................     7,700
  Deferred compensation
   amortization....................     6,698
  Other............................      (254)
                                    ---------
Balances, December 31, 2001........   590,481
  Comprehensive income:
   Net income......................    34,753
   Net unrealized investment
    gains, net of tax..............       380
                                    ---------
    Comprehensive income...........    35,133
  Repurchase of common stock, at
   cost............................    (1,046)
  Deferred compensation
   amortization....................     6,778
  Other............................       282
                                    ---------
Balances, December 31, 2002........ $ 631,628
                                    =========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                               Reorganized Company    |    Predecessor Company
                                                            ------------------------- | ------------------------
                                                                Year     Nine months  | Three months     Year
                                                               ended        ended     |    ended        ended
                                                            December 31, December 31, |  March 31,   December 31,
                                                                2002         2001     |     2001         2000
                                                            ------------ ------------ | ------------ ------------
Cash flows from operating activities:                                                 |
  Net income (loss)........................................  $  34,753    $  51,655   |  $ 471,976    $ (64,751)
  Adjustments to reconcile net income (loss) to net cash                              |
   provided by operating activities:                                                  |
   Depreciation and amortization...........................     71,356       50,219   |     18,645       73,545
   Amortization of deferred compensation costs.............      6,778        6,698   |          -            -
   Provision for doubtful accounts.........................     13,551       16,346   |      6,305       28,911
   Deferred income taxes...................................    (17,608)      12,263   |          -            -
   Extraordinary gain on extinguishment of debt............     (1,427)      (4,313)  |   (422,791)           -
   Unusual transactions....................................     (1,795)      (5,425)  |          -        4,701
   Reorganization items....................................     (5,520)           -   |    (53,666)      12,636
   Other...................................................      1,224       (4,655)  |      1,357       17,166
   Change in operating assets and liabilities:                                        |
    Accounts receivable....................................     (3,063)     (31,001)  |    (14,668)     (21,590)
    Inventories and other assets...........................    (11,303)      18,698   |     12,476      (20,154)
    Accounts payable.......................................     11,887         (300)  |    (10,845)      15,639
    Income taxes...........................................     44,626       17,582   |        108        2,961
    Due to third party payors..............................    (12,108)     (16,570)  |      2,051       (4,278)
    Other accrued liabilities..............................    122,315       79,504   |     28,628      149,279
                                                             ---------    ---------   |  ---------    ---------
      Net cash provided by operating activities before                                |
       reorganization items................................    253,666      190,701   |     39,576      194,065
  Payment of reorganization items..........................     (4,987)     (47,937)  |     (3,745)      (8,525)
                                                             ---------    ---------   |  ---------    ---------
      Net cash provided by operating activities............    248,679      142,764   |     35,831      185,540
                                                             ---------    ---------   |  ---------    ---------
Cash flows from investing activities:                                                 |
  Purchase of property and equipment.......................    (84,071)     (65,243)  |    (22,038)     (79,988)
  Acquisition of healthcare facilities.....................    (45,931)     (14,152)  |          -            -
  Sale of investment in Behavioral Healthcare Corporation..          -       40,000   |          -            -
  Sale of other assets.....................................        752        7,933   |          -       15,241
  Surety bond deposits.....................................      9,676         (300)  |          -       (4,647)
  Net change in investments................................    (26,343)     (27,973)  |    (28,178)     (46,904)
  Other....................................................         64          809   |        224        1,731
                                                             ---------    ---------   |  ---------    ---------
      Net cash used in investing activities................   (145,853)     (58,926)  |    (49,992)    (114,567)
                                                             ---------    ---------   |  ---------    ---------
Cash flows from financing activities:                                                 |
  Repayment of long-term debt..............................    (50,570)    (149,161)  |     (4,355)     (18,696)
  Payment of debtor-in-possession deferred financing costs.          -            -   |       (100)      (1,226)
  Payment of other deferred financing costs................     (1,375)           -   |          -            -
  Issuance of common stock.................................        159       89,796   |          -            -
  Repurchase of common stock...............................     (1,046)           -   |          -            -
  Other....................................................      3,277       11,172   |     (5,971)     (14,759)
                                                             ---------    ---------   |  ---------    ---------
      Net cash used in financing activities................    (49,555)     (48,193)  |    (10,426)     (34,681)
                                                             ---------    ---------   |  ---------    ---------
Change in cash and cash equivalents........................     53,271       35,645   |    (24,587)      36,292
Cash and cash equivalents at beginning of period...........    190,799      155,154   |    184,642      148,350
                                                             ---------    ---------   |  ---------    ---------
Cash and cash equivalents at end of period.................  $ 244,070    $ 190,799   |  $ 160,055    $ 184,642
                                                             =========    =========   |  =========    =========
Supplemental information:                                                             |
  Interest payments........................................  $  14,961    $   3,847   |  $   2,606    $  11,930
  Income tax payments (refunds)............................      1,371        6,605   |        392         (713)
  Rental payments to Ventas, Inc...........................    184,327      135,609   |     45,401      181,603

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

   On April 1, 2002, the Company expanded its national network of long-term acute care hospitals by acquiring all of the outstanding stock of Specialty Healthcare Services, Inc. ("Specialty"), a private operator of six long-term acute care hospitals (the "Specialty Acquisition"). The operating results of Specialty have been included in the consolidated financial statements of the Company since the date of acquisition.

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

   While the adoption of fresh-start accounting as of April 1, 2001 materially changed the amounts previously recorded in the consolidated financial statements of the Predecessor Company, management believes that the business segment operating income of the Predecessor Company is generally comparable to that of the Reorganized Company. However, capital costs (rent, interest, depreciation and amortization) of the Predecessor Company that were based on pre-petition contractual agreements and historical costs are not comparable to those of the Reorganized Company. In addition, the reported financial position and cash flows of the Predecessor Company generally are not comparable to those of the Reorganized Company.

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

Reorganization. Other significant adjustments also were recorded to reflect the provisions of the Plan of Reorganization and the fair values of the assets and liabilities of the Reorganized Company as of April 1, 2001. For accounting purposes, these transactions were reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

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

  Impact of Recent Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 will become effective for the Company in 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial position, results of operations or liquidity.

   In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." SFAS 148 provides transitional guidance for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. The Company has elected not to change its method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions are effective for the Company's fiscal year ended December 31, 2002.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)

  Impact of Recent Accounting Pronouncements (Continued)

   In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for accounting periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations or liquidity. See Note 15.

   In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities." SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 will be effective for exit and disposal activities of the Company that are initiated after December 31, 2002.

   In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 will be applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

   In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends APB 30 by requiring that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the costs of disposal. SFAS 144 eliminated the APB 30 requirements that discontinued operations be measured at net realizable value and that estimated future operating losses be included under "discontinued operations" in the financial statements before they occur. This new pronouncement became effective for the Company on January 1, 2002. The adoption of SFAS 144 did not affect the Company's financial position or results of operations.

   As previously discussed, the FASB issued in June 2001 SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which established the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)

  Impact of Recent Accounting Pronouncements (Continued)

group, or in a business combination. The new pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 became effective for the Company on January 1, 2002. In conformity with the provisions of SFAS 142, the Company performed a transitional impairment test for goodwill as of January 1, 2002 and an annual impairment test as of December 31, 2002. No write-down of the carrying value of goodwill was required. Amortization expense for 2002 was reduced by approximately $6.5 million as a result of the adoption of SFAS 142.

   The following table adjusts reported net income and earnings per share for the periods presented to exclude the amortization of goodwill (in thousands, except per share amounts):

                             Reorganized Company      |                      Predecessor Company
                        ------------------------------|-----------------------------------------------------------------
                              Nine months ended       |
                              December 31, 2001       |Three months ended March 31, 2001   Year ended December 31, 2000
                        ------------------------------|--------------------------------- -------------------------------
                           As      Goodwill      As   |   As       Goodwill       As        As       Goodwill      As
                        reported amortization adjusted|reported  amortization  adjusted  reported  amortization adjusted
                        -------- ------------ --------|--------  ------------  --------  --------  ------------ --------
Income (loss) from                                    |
 operations............ $47,342     $5,742    $53,084 |$ 49,185     $2,509     $ 51,694  $(64,751)   $11,658    $(53,093)
Net income (loss)......  51,655      5,742     57,397 | 471,976      2,509      474,485   (64,751)    11,658     (53,093)
Earnings (loss) per                                   |
 common share:                                        |
  Basic:                                              |
   Income (loss) from                                 |
    operations......... $  3.05     $ 0.37    $  3.42 |$   0.69     $ 0.04     $   0.73  $  (0.94)   $  0.17    $  (0.77)
   Net income (loss)...    3.33       0.37       3.70 |    6.71       0.04         6.75     (0.94)      0.17       (0.77)
  Diluted:                                            |
   Income (loss) from                                 |
    operations......... $  2.59     $ 0.32    $  2.91 |$   0.69     $ 0.03     $   0.72  $  (0.94)   $  0.17    $  (0.77)
   Net income (loss)...    2.83       0.32       3.15 |    6.59       0.03         6.62     (0.94)      0.17       (0.77)

   Changes in the carrying amount of goodwill for the year ended December 31, 2002 follow:

                                                            Health
                                                           services  Hospital
                                                           division  division    Total
                                                           --------  --------  --------
Balances, January 1, 2002................................. $ 56,468  $ 51,192  $107,660
Specialty Acquisition.....................................        -    29,116    29,116
Pre-emergence deferred tax valuation allowance adjustments  (25,423)  (23,094)  (48,517)
                                                           --------  --------  --------
Balances, December 31, 2002............................... $ 31,045  $ 57,214  $ 88,259
                                                           ========  ========  ========

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

  Revenues (Continued)


   A summary of revenues by payor type follows (in thousands):

                          Reorganized Company    |    Predecessor Company
                       ------------------------- | ------------------------
                           Year     Nine months  | Three months     Year
                          ended        ended     |    ended        ended
                       December 31, December 31, |  March 31,   December 31,
                           2002         2001     |     2001         2000
                       ------------ ------------ | ------------ ------------
     Medicare.........  $1,377,457   $  901,505  |   $288,390    $1,050,758
     Medicaid.........   1,122,295      799,428  |    233,160       925,356
     Private and other     922,756      673,794  |    245,532       969,557
                        ----------   ----------  |   --------    ----------
                         3,422,508    2,374,727  |    767,082     2,945,671
     Elimination......     (64,686)     (45,708) |    (14,673)      (57,129)
                        ----------   ----------  |   --------    ----------
                        $3,357,822   $2,329,019  |   $752,409    $2,888,542
                        ==========   ==========  |   ========    ==========

  Cash, Cash Equivalents and Cash-Restricted

   Cash, cash equivalents and cash-restricted include highly liquid investments with an original maturity of three months or less when purchased.
Cash-restricted consists primarily of amounts related to patient trust accounts, compensating balance arrangements with financial institutions and amounts derived from the sale of assets available to repay debt or fund future capital expenditures.

  Insurance Subsidiary Investments

   The Company maintains investments, consisting principally of money market securities, primarily for the payment of claims and expenses related to self-insured professional liability and workers compensation claims. These investments have been categorized as available-for-sale and are reported at fair value. The Company's insurance subsidiary investments are classified in the accompanying consolidated balance sheet based upon their original maturities. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income.

  Accounts Receivable

   Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

   In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions.

  Inventories

   Inventories consist primarily of medical supplies and are stated at the lower of cost (first-in, first-out) or market.

  Property and Equipment

   Depreciation expense, computed by the straight-line method, was $71.4 million for 2002, $44.2 million for the nine months ended December 31, 2001, $16.0 million for the three months ended March 31, 2001 and

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)

  Property and Equipment (Continued)

$60.9 million for 2000. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years.

  Goodwill

   Effective January 1, 2000, the Company began amortizing goodwill using the straight-line method principally over 20 years. Amortization expense recorded for the nine months ended December 31, 2001, the three months ended March 31, 2001 and the year ended December 31, 2000 totaled $5.7 million, $2.5 million and $11.7 million, respectively.

   In accordance with SFAS 142, the Company ceased amortizing goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2002 in connection with the annual impairment test.

   To the extent the Company realizes net deferred tax assets related to the pre-reorganization period, goodwill recorded in connection with fresh-start accounting is reduced accordingly. In 2002 and 2001, the Company reduced goodwill by $48.5 million and $44.6 million, respectively, related to recognition of such deferred tax assets.

  Long-Lived Assets

   The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered, calculated based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

   In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company's ability to renew the lease or divest a particular property), the Company defines the group of facilities under the master lease as the lowest level for which there are independent identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

  Insurance Risks

   Provisions for loss for professional liability risks and workers compensation risks are substantially based upon independent actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company's wholly owned limited purpose insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 7 and 12.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)


  Derivative Instruments

   Prior to May 15, 2000, the Company was a party to interest rate swap agreements that eliminated the impact of changes in interest rates on $100 million of outstanding floating rate debt. Each interest rate swap agreement was associated with all or a portion of the principal balance of a specific debt obligation. These agreements involved the exchange of amounts based on variable rates for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments were based. The differential paid or received as interest rates changed was accrued and recognized as an adjustment of interest expense related to the debt, and the related amount payable to or receivable from counterparties was included in accrued interest. The fair values of the swap agreements were not recognized in the consolidated financial statements. Gains and losses on terminations of interest rate swap agreements were deferred (included in other assets) and amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

  Earnings per Common Share

   Basic earnings per common share are based upon the weighted average number of common shares outstanding. No incremental shares are included in the 2000 calculation of the diluted loss per common share since the result would be antidilutive.

  Stock Option Accounting

   The Company follows Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - ACCOUNTING POLICIES (Continued)

  Stock Option Accounting (Continued)


   Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

                                        Reorganized Company    |    Predecessor Company
                                     ------------------------- | ------------------------
                                         Year     Nine months  | Three months     Year
                                        ended        ended     |    ended        ended
                                     December 31, December 31, |  March 31,   December 31,
                                         2002         2001     |     2001         2000
                                     ------------ ------------ | ------------ ------------
Income (loss) available to common                              |
  stockholders, as reported.........   $ 34,753     $51,655    |   $471,715     $(65,797)
Adjustments:                                                   |
 Stock-based employee compensation                             |
   expense included in reported net                            |
   income...........................      6,778       6,698    |          -            -
 Stock-based employee compensation                             |
   expense determined under fair                               |
   value based method...............    (10,797)     (8,443)   |     27,052       (5,499)
                                       --------     -------    |   --------     --------
Pro forma income (loss) available to                           |
  common stockholders...............   $ 30,734     $49,910    |   $498,767     $(71,296)
                                       ========     =======    |   ========     ========
                                                               |
Earnings (loss) per common share:                              |
 As reported:                                                  |
   Basic............................   $   2.00     $  3.33    |   $   6.71     $  (0.94)
   Diluted..........................   $   1.93     $  2.83    |   $   6.59     $  (0.94)
 Pro forma:                                                    |
   Basic............................   $   1.77     $  3.22    |   $   7.10     $  (1.02)
   Diluted..........................   $   1.70     $  2.71    |   $   6.96     $  (1.02)

   The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years since variables such as stock option grants, cancelations and stock price volatility included in the disclosures may not be indicative of future activity.

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

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

  Plan of Reorganization (Continued)


   The following is a summary of certain material provisions of the Plan of Reorganization. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan of Reorganization as filed with the Securities and Exchange Commission ("SEC").

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

   Ventas Claim-Ventas received the following treatment under the Plan of
Reorganization:

   On the Effective Date, the four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as of the effective date of the Plan of Reorganization. The principal economic terms of the Master Lease Agreements (as defined) are as follows:

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

   Ventas and the Company also entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement as of the Effective Date that provides for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications (the "Tax Refund Escrow Agreement"). The escrowed funds will be available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

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

   Under the Government Settlement, Ventas agreed to pay the Government a total of $103.6 million as follows:

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

  Matters Related to Emergence

   On the Effective Date, the Company entered into a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) (the "Credit Facility") which constitutes a working capital facility for general corporate purposes including payments related to the Company's obligations under the Plan of Reorganization. Direct borrowings under the Credit Facility bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus 1/2%) plus 3% or (b) LIBOR (as defined in the agreement) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

   On the Effective Date, the Company filed a registration statement on Form 8-A with the SEC to register the Kindred common stock and Warrants under
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").

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

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - FRESH-START ACCOUNTING (Continued)

   A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

                                                 Predecessor                                                     Reorganized
                                                   Company                       Fresh-start                       Company
                                                -------------- --------------------------------------------     -------------
                                                                   Debt
                                                March 31, 2001 restructuring    Adjustments   Reclassifications April 1, 2001
                                                -------------- -------------   -----------    ----------------- -------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................  $   160,055     $       -      $  (4,901)(i)     $       -      $  155,154
  Cash-restricted..............................       11,008        (2,763)(a)      6,000 (i)             -          14,245
  Insurance subsidiary investments.............       90,617             -              -                 -          90,617
  Accounts receivable less allowance for loss..      330,846        73,138 (b)          -                 -         403,984
  Inventories..................................       29,132             -              -                 -          29,132
  Other........................................       74,732         1,360 (a)          -                 -          76,092
                                                 -----------     ---------      ---------         ---------      ----------
                                                     696,390        71,735          1,099                 -         769,224

Property and equipment.........................      708,232             -       (268,528)(j)             -         439,704
Accumulated depreciation.......................     (316,862)            -        316,862 (j)             -               -
                                                 -----------     ---------      ---------         ---------      ----------
                                                     391,370             -         48,334                 -         439,704

Reorganization value in excess of amounts
 allocable to identifiable assets..............            -             -        157,958 (k)             -         157,958
Goodwill.......................................      156,765             -       (156,765)(l)             -               -
Investment in affiliates.......................        7,824             -         40,282 (m)             -          48,106
Other..........................................       77,673        (7,668)(a)     (1,823)(i)             -          70,925
                                                                     2,795 (c)        (52)(j)
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
                                                 ===========     =========      =========         =========      ==========
         LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.............................  $    90,279     $  (2,264)(b)  $  (4,030)(i)     $   1,602 (r)  $   85,587
  Salaries, wages and other compensation.......      178,319             -            (93)(i)         1,404 (r)     195,841
                                                                                    7,700 (n)
                                                                                    8,511 (o)
  Due to third party payors....................       47,773        (4,569)(b)          -            10,651 (r)      53,855
  Other accrued liabilities....................       91,132         2,795 (c)     25,337 (o)        43,865 (r)     189,029
                                                                    25,900 (d)

  Income taxes.................................        2,850             -              -            14,867 (r)      17,717
  Long-term debt due within one year...........            -             -              -            18,316 (r)      18,316
                                                 -----------     ---------      ---------         ---------      ----------
                                                     410,353        21,862         37,425            90,705         560,345

Long-term debt.................................            -       300,000 (e)          -            43,606 (r)     343,606
Professional liability risks...................      106,505             -              -                 -         106,505
Deferred credits and other liabilities.........       14,128             -         (1,777)(p)        28,071 (r)      40,422
Liabilities subject to compromise..............    1,278,223         2,580 (a)     (2,028)(i)      (162,382)(r)           -
                                                                  (113,576)(b)     (2,726)(p)
                                                                  (902,755)(f)
                                                                   (94,285)(g)
                                                                    (3,051)(h)
Series A preferred stock (subject to compromise
 at March 31, 2001)............................        1,743        (1,743)(h)          -                 -               -

Stockholders' equity (deficit):
  Reorganized Company common stock, par value..            -         3,750 (h)          -                 -           3,750
  Predecessor Company common stock, par value..       17,565             -        (17,565)(q)             -               -
  Capital in excess of par value...............      667,144       431,289 (h)     17,565 (q)      (684,752)(s)     431,246
  Accumulated other comprehensive income.......           43             -              -                 -              43
  Retained earnings (accumulated deficit)......   (1,165,682)      (11,651)(a)      5,427 (i)       684,752 (s)           -
                                                                   193,547 (b)     48,282 (j)
                                                                   (25,900)(d)    157,958 (k)
                                                                  (300,000)(e)   (156,765)(l)
                                                                   902,755 (f)     40,282 (m)
                                                                    94,285 (g)     (7,700)(n)
                                                                  (430,245)(h)    (33,848)(o)
                                                                                    4,503 (p)
                                                 -----------     ---------      ---------         ---------      ----------
                                                    (480,930)      857,830         58,139                 -         435,039
                                                 -----------     ---------      ---------         ---------      ----------
                                                 $ 1,330,022     $  66,862      $  89,033         $       -      $1,485,917
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

   (d) To record the Government Settlement obligation.

   (e) To record the issuance of the Senior Secured Notes.

   (f) To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

                 Senior lender claims................ $510,908
                 Subordinated noteholder claims......  302,391
                 Accrued interest....................   99,185
                 Unamortized deferred financing costs   (9,729)
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

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - PRO FORMA INFORMATION

   The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2000 (in thousands, except per share amounts):

                                           Year ended December 31,
                                           -----------------------
                                              2001        2000
                                           ----------  ----------
                Revenues.................. $3,081,428  $2,888,542
                Income from operations....     57,600      16,540
                Net income................     61,913      16,540
                Earnings per common share:
                 Basic:
                   Income from operations. $     3.74  $     1.09
                   Net income.............       4.02        1.09
                 Diluted:
                   Income from operations. $     3.25  $     0.99
                   Net income.............       3.49        0.99

   The pro forma results exclude reorganization items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Plan of Reorganization occurred on January 1, 2000.

NOTE 5 - SPECIALTY ACQUISITION

   On April 1, 2002, the Company completed the Specialty Acquisition. The transaction was financed through the use of existing cash. A summary of the Specialty Acquisition follows (in thousands):

          Fair value of assets acquired, including goodwill $ 63,123
          Fair value of liabilities assumed................  (16,350)
                                                            --------
           Net assets acquired.............................   46,773
          Cash acquired....................................     (842)
                                                            --------
           Net cash paid................................... $ 45,931
                                                            ========

   The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $29.1 million. Additional adjustments to the purchase price may occur through April 1, 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

NOTE 6 - REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

  Reorganization Items

   Transactions related to the Company's reorganization have been classified separately in the consolidated statement of operations. Operating results for 2002 included income of $5.5 million resulting from changes in estimates for accrued professional and administrative costs recorded in the second quarter related to the Company's emergence from bankruptcy. Reorganization items increased income from operations by $53.7 million for the three months ended March 31, 2001. As previously discussed, these adjustments were

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS (Continued)

  Reorganization Items (Continued)

required to reflect the provisions of the Plan of Reorganization and the fair value of the Company's assets and liabilities as of April 1, 2001. Reorganization costs incurred in connection with the bankruptcy were $12.6 million in 2000.

  Unusual Transactions

   Operating results for each of the last three years include certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded.

   2002

   Operating results for 2002 included a $0.5 million lease termination charge for an unprofitable hospital recorded in the second quarter and a $2.3 million gain on the sale of a building recorded in the fourth quarter.

   2001

   Operating results for the nine months ended December 31, 2001 included a gain of $3.2 million recorded in connection with the Company's favorable resolution of a legal dispute in the third quarter and a gain of $2.2 million in connection with the resolution of a loss contingency related to a partnership interest in the fourth quarter.

   2000

   Operating results for 2000 included a $4.5 million gain on the sale of a closed hospital recorded in the second quarter and a $9.2 million write-off of an impaired investment recorded in the third quarter.

NOTE 7 - SIGNIFICANT QUARTERLY ADJUSTMENTS

  Third Quarter 2002

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

   In the third quarter of 2002, the Company recorded $55 million of additional professional liability costs above its normal provision. The additional costs were required based upon the results of the regular quarterly independent actuarial valuation. Substantially all of the additional costs were related to the Company's nursing center operations. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $25 million, while $30 million of the adjustment related to a revision of the fiscal 2002 estimated costs for the nine months ended September 30, 2002. Claims cost estimates for years prior to fiscal 2001 remained relatively unchanged primarily as a result of certain insurance agreements with unaffiliated commercial insurance carriers in effect for those periods.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

  Third Quarter 2002 (Continued)


   Substantially all of the cost increase for 2001 related to an increase in the average expected cost per claim. The total number of claims that are ultimately expected to be incurred in 2001 remained relatively unchanged from the previous estimate completed for the second quarter of 2002. The estimate for 2002 professional liability costs was increased based upon the revised 2001 cost trend, including an increase in the expected ultimate number of claims to be incurred in 2002. Approximately two-thirds of the adjustments for 2001 and 2002 related to the Company's operations in Florida.

  Fourth Quarter 2002

   In the fourth quarter of 2002, certain Medicare reimbursements expired on October 1, 2002. Accordingly, Medicare reimbursement to the Company's nursing centers declined by approximately $15 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income.

   On October 1, 2002, the provisions under the Balanced Budget Act of 1997 reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the fourth quarter of 2002.

   Based upon the results of the regular quarterly independent actuarial valuation, the Company recorded additional professional liability costs of $19 million in the fourth quarter of 2002, of which $10 million had been previously announced at the time of the Company's third quarter earnings release. Aggregate professional liability costs in the fourth quarter of 2002 were $37 million compared to $24 million in the fourth quarter of 2001. Most of these costs ($33 million in the fourth quarter of 2002 and $18 million in the fourth quarter of 2001) were charged to the Company's nursing center business.

   Operating results in the fourth quarter of 2002 included certain other year-end adjustments. Incentive compensation costs were reduced by approximately $3 million in the nursing center business and $6 million in corporate overhead in the fourth quarter. In addition, certain operating expense accruals related to the Company's information systems operations were adjusted, reducing corporate overhead by approximately $4 million in the fourth quarter of 2002.

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

   A summary of the extraordinary gain follows (in thousands):

        Liabilities restructured:
         Debt obligations:
           Senior lender claims............................ $  510,908
           Subordinated noteholder claims..................    302,391
           Accrued interest................................     99,185
           Unamortized deferred financing costs............     (9,729)
                                                            ----------
                                                               902,755
        Amounts related to prior year Medicare cost reports    193,547
        Accrued Ventas rent................................     94,285
        Other..............................................     (6,857)
                                                            ----------
                                                             1,183,730
                                                            ----------
        Consideration exchanged:
         Senior secured notes..............................    300,000
         Kindred common stock..............................    368,339
         Warrants..........................................     66,700
         Government settlement obligation..................     25,900
                                                            ----------
                                                               760,939
                                                            ----------
                                                            $  422,791
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

   In connection with a $50 million prepayment of the Senior Secured Notes, the Company recorded an extraordinary gain on the extinguishment of debt aggregating $1.4 million in the third quarter of 2002.

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

   A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                           Reorganized Company    |    Predecessor Company
                                                        ------------------------- | ------------------------
                                                            Year     Nine months  | Three months     Year
                                                           ended        ended     |    ended        ended
                                                        December 31, December 31, |  March 31,   December 31,
                                                            2002         2001     |     2001         2000
                                                        ------------ ------------ | ------------ ------------
Earnings (loss):                                                                  |
  Income (loss) from operations........................   $33,326      $47,342    |   $ 49,185     $(64,751)
  Extraordinary gain on extinguishment of debt.........     1,427        4,313    |    422,791            -
                                                          -------      -------    |   --------     --------
  Net income (loss)....................................    34,753       51,655    |    471,976      (64,751)
  Preferred stock dividend requirements................         -            -    |       (261)      (1,046)
                                                          -------      -------    |   --------     --------
  Income (loss) available to common stockholders -                                |
   basic computation...................................    34,753       51,655    |    471,715      (65,797)
  Elimination of preferred stock dividend requirements                            |
   upon assumed conversion of preferred stock..........         -            -    |        261            -
                                                          -------      -------    |   --------     --------
  Net income (loss) - diluted computation..............   $34,753      $51,655    |   $471,976     $(65,797)
                                                          =======      =======    |   ========     ========
Shares used in the computation:                                                   |
  Weighted average shares outstanding - basic                                     |
    computation........................................    17,361       15,505    |     70,261       70,229
  Dilutive effect of the Warrants, employee stock                                 |
   options and non-vested restricted stock.............       640        2,753    |          -            -
  Assumed conversion of preferred stock................         -            -    |      1,395            -
                                                          -------      -------    |   --------     --------
  Adjusted weighted average shares outstanding -                                  |
   diluted computation.................................    18,001       18,258    |     71,656       70,229
                                                          =======      =======    |   ========     ========
Earnings (loss) per common share:                                                 |
  Basic:                                                                          |
    Income (loss) from operations......................   $  1.92      $  3.05    |   $   0.69     $  (0.94)
    Extraordinary gain on extinguishment of debt.......      0.08         0.28    |       6.02            -
                                                          -------      -------    |   --------     --------
     Net income (loss).................................   $  2.00      $  3.33    |   $   6.71     $  (0.94)
                                                          =======      =======    |   ========     ========
  Diluted:                                                                        |
    Income (loss) from operations......................   $  1.85      $  2.59    |   $   0.69     $  (0.94)
    Extraordinary gain on extinguishment of debt.......      0.08         0.24    |       5.90            -
                                                          -------      -------    |   --------     --------
     Net income (loss).................................   $  1.93      $  2.83    |   $   6.59     $  (0.94)
                                                          =======      =======    |   ========     ========

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

   The following table sets forth certain data by business segment (in thousands):

                                                                 Reorganized Company    |    Predecessor Company
                                                              ------------------------- | ------------------------
                                                                  Year     Nine months  | Three months     Year
                                                                 ended        ended     |    ended        ended
                                                              December 31, December 31, |  March 31,   December 31,
                                                                  2002         2001     |     2001         2000
                                                              ------------ ------------ | ------------ ------------
Revenues:                                                                               |
  Health services division:                                                             |
   Nursing centers...........................................  $1,854,131   $1,348,236  |   $429,523    $1,675,627
   Rehabilitation services...................................      34,296       27,451  |     10,695       135,036
   Elimination...............................................           -            -  |          -       (77,191)
                                                               ----------   ----------  |   --------    ----------
                                                                1,888,427    1,375,687  |    440,218     1,733,472
  Hospital division:                                                                    |
   Hospitals.................................................   1,276,299      822,935  |    271,984     1,007,947
   Pharmacy..................................................     257,782      176,105  |     54,880       204,252
                                                               ----------   ----------  |   --------    ----------
                                                                1,534,081      999,040  |    326,864     1,212,199
                                                               ----------   ----------  |   --------    ----------
                                                                3,422,508    2,374,727  |    767,082     2,945,671
  Elimination of pharmacy charges to Company nursing centers.     (64,686)     (45,708) |    (14,673)      (57,129)
                                                               ----------   ----------  |   --------    ----------
                                                               $3,357,822   $2,329,019  |   $752,409    $2,888,542
                                                               ==========   ==========  |   ========    ==========
Income (loss) from operations:                                                          |
  Operating income:                                                                     |
   Health services division:                                                            |
    Nursing centers..........................................  $  226,284   $  234,500  |   $ 70,543    $  278,738
    Rehabilitation services..................................       7,531        8,112  |        690         8,047
    Other ancillary services.................................         435          508  |        250         4,737
                                                               ----------   ----------  |   --------    ----------
                                                                  234,250      243,120  |     71,483       291,522
   Hospital division:                                                                   |
    Hospitals................................................     260,440      157,613  |     54,778       205,858
    Pharmacy.................................................      23,531       20,831  |      6,176         7,421
                                                               ----------   ----------  |   --------    ----------
                                                                  283,971      178,444  |     60,954       213,279
   Corporate overhead........................................    (117,204)     (85,239) |    (28,697)     (113,823)
                                                               ----------   ----------  |   --------    ----------
                                                                  401,017      336,325  |    103,740       390,978
   Unusual transactions......................................       1,795        5,425  |          -        (4,701)
   Reorganization items......................................       5,520            -  |     53,666       (12,636)
                                                               ----------   ----------  |   --------    ----------
    Operating income.........................................     408,332      341,750  |    157,406       373,641
  Rent.......................................................    (270,562)    (195,284) |    (76,995)     (307,809)
  Depreciation and amortization..............................     (71,356)     (50,219) |    (18,645)      (73,545)
  Interest, net..............................................      (4,699)     (12,455) |    (12,081)      (55,038)
                                                               ----------   ----------  |   --------    ----------
  Income (loss) before income taxes..........................      61,715       83,792  |     49,685       (62,751)
  Provision for income taxes.................................      28,389       36,450  |        500         2,000
                                                               ----------   ----------  |   --------    ----------
                                                               $   33,326   $   47,342  |   $ 49,185    $  (64,751)
                                                               ==========   ==========  |   ========    ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - BUSINESS SEGMENT DATA (Continued)

                                                          |
                                  Reorganized Company     |     Predecessor Company
                               -------------------------  |  -------------------------
                                   Year     Nine months   |  Three months     Year
                                  ended        ended      |     ended        ended
                               December 31, December 31,  |   March 31,   December 31,
                                   2002         2001      |      2001         2000
                               ------------ ------------  |  ------------ ------------
Rent:                                                     |
  Health services division:                               |
   Nursing centers............  $  169,242   $  123,047   |    $44,253      $176,802
   Rehabilitation services....         101           75   |         39           429
   Other ancillary services...           -            4   |          -           114
                                ----------   ----------   |    -------      --------
                                   169,343      123,126   |     44,292       177,345
  Hospital division:                                      |
   Hospitals..................      96,899       68,571   |     30,839       123,766
   Pharmacy...................       4,106        2,953   |        941         3,614
                                ----------   ----------   |    -------      --------
                                   101,005       71,524   |     31,780       127,380
  Corporate...................         214          634   |        923         3,084
                                ----------   ----------   |    -------      --------
                                $  270,562   $  195,284   |    $76,995      $307,809
                                ==========   ==========   |    =======      ========
Depreciation and amortization:                            |
  Health services division:                               |
   Nursing centers............  $   25,446   $   16,693   |    $ 7,219      $ 27,896
   Rehabilitation services....          37           24   |          -             4
   Other ancillary services...           -            -   |        129           613
                                ----------   ----------   |    -------      --------
                                    25,483       16,717   |      7,348        28,513
  Hospital division:                                      |
   Hospitals..................      27,080       17,519   |      5,457        21,170
   Pharmacy...................       2,387        1,446   |        627         2,098
                                ----------   ----------   |    -------      --------
                                    29,467       18,965   |      6,084        23,268
  Corporate...................      16,406       14,537   |      5,213        21,764
                                ----------   ----------   |    -------      --------
                                $   71,356   $   50,219   |    $18,645      $ 73,545
                                ==========   ==========   |    =======      ========
Capital expenditures:                                     |
  Health services division....  $   24,127   $   13,315   |    $ 7,962      $ 28,451
  Hospital division...........      30,124       19,830   |      8,901        23,675
  Corporate:                                              |
   Information systems........      25,576       20,266   |      3,496        25,475
   Other......................       4,244       11,832   |      1,679         2,387
                                ----------   ----------   |    -------      --------
                                $   84,071   $   65,243   |    $22,038      $ 79,988
                                ==========   ==========   |    =======      ========
Assets at end of period:
  Health services division....  $  422,713   $  392,938
  Hospital division...........     581,256      497,057
  Corporate...................     640,209      618,879
                                ----------   ----------
                                $1,644,178   $1,508,874
                                ==========   ==========
Goodwill:
  Health services division....  $   31,045   $   56,468
  Hospital division...........      57,214       51,192
                                ----------   ----------
                                $   88,259   $  107,660
                                ==========   ==========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - INCOME TAXES

   The provision for income taxes is based upon management's estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

   Provision for income taxes consists of the following (in thousands):

                      Reorganized Company    |   Predecessor Company
                   ------------------------- | -------------------------
                       Year     Nine months  | Three months     Year
                      ended        ended     |    ended        ended
                   December 31, December 31, |  March 31,   December 31,
                       2002         2001     |     2001         2000
                   ------------ ------------ | ------------ ------------
          Current:                           |
           Federal   $ 39,564     $20,805    |     $  -        $    -
           State..      6,433       3,382    |      500         2,000
                     --------     -------    |     ----        ------
                       45,997      24,187    |      500         2,000
          Deferred    (17,608)     12,263    |        -             -
                     --------     -------    |     ----        ------
                     $ 28,389     $36,450    |     $500        $2,000
                     ========     =======    |     ====        ======

   Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

                                              Reorganized Company    |    Predecessor Company
                                           ------------------------- | ------------------------
                                               Year     Nine months  | Three months     Year
                                              ended        ended     |    ended        ended
                                           December 31, December 31, |  March 31,   December 31,
                                               2002         2001     |     2001         2000
                                           ------------ ------------ | ------------ ------------
Income tax expense (benefit) at                                      |
  federal rate............................   $21,600      $29,327    |   $ 17,390     $(21,963)
State income tax expense (benefit), net of                           |
  federal income tax expense (benefit)....     2,160        2,933    |      1,739       (2,197)
Goodwill amortization.....................         -        2,211    |        999        3,997
Valuation allowance.......................         -            -    |        685       12,222
Reorganization items......................         -            -    |    (20,946)       7,372
Other items, net..........................     4,629        1,979    |        633        2,569
                                             -------      -------    |   --------     --------
                                             $28,389      $36,450    |   $    500     $  2,000
                                             =======      =======    |   ========     ========

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - INCOME TAXES (Continued)

   A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

                                                          Reorganized Company
                                             ---------------------------------------------
                                                      2002                   2001
                                             ---------------------- ----------------------
                                               Assets   Liabilities   Assets   Liabilities
                                             ---------  ----------- ---------  -----------
Property and equipment...................... $   1,132    $    -    $  26,150    $    -
Insurance...................................    44,527         -       33,437         -
Doubtful accounts...........................    88,644         -       72,829         -
Compensation................................    28,905         -       26,575         -
Net operating losses........................    93,593         -       98,878         -
Other.......................................    55,665     2,144       39,649     1,918
                                             ---------    ------    ---------    ------
                                               312,466    $2,144      297,518    $1,918
                                                          ======                 ======
Reclassification of deferred tax liabilities    (2,144)                (1,918)
                                             ---------              ---------
Net deferred tax assets.....................   310,322                295,600
Valuation allowance.........................  (234,861)              (263,307)
                                             ---------              ---------
                                             $  75,461              $  32,293
                                             =========              =========

   Deferred income taxes totaling $32.1 million and $20.8 million at December 31, 2002 and 2001, respectively, were included in other current assets, and deferred income taxes totaling $43.4 million and $11.5 million at December 31, 2002 and 2001, respectively, were included in other assets.

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

   To the extent management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance will first reduce goodwill recorded in connection with fresh-start accounting and other intangible assets, with any excess being treated as an increase to capital in excess of par value. As of December 31, 2002 and 2001, the Company had reduced the valuation allowance established in fresh-start accounting by approximately $48.5 million and $44.6 million, respectively, resulting in a corresponding reduction to goodwill.

   In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2002 taxable year, to reduce certain tax attributes including (a) NOLs, (b) certain tax credits and
(c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change may be subject to certain limitations. Through December 31, 2002, the Company had realized approximately $41 million of cash flow benefits related to the previously discussed tax attributes.

   The Company had NOLs of approximately $243 million and $257 million (after the reductions in the attributes discussed above) at December 31, 2002 and 2001, respectively. These NOLs expire in various amounts through 2021.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - INSURANCE RISKS

   The Company insures a substantial portion of its professional liability risks and, beginning in 2001, workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

   The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Note 7.

   The provision for loss for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $145 million for the year ended December 31, 2002, $53 million for the nine months ended December 31, 2001, $13 million for the three months ended March 31, 2001 and $53 million for the year ended December 31, 2000.

   The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $44 million for the year ended December 31, 2002, $27 million for the nine months ended December 31, 2001, $10 million for the three months ended March 31, 2001 and $35 million for the year ended December 31, 2000.

   A summary of the assets and liabilities related to insurance risks included in the consolidated balance sheet at December 31 follows (in thousands):

                                                             Reorganized Company
                                    ---------------------------------------------------------------------
                                                   2002                                  2001
                                    ----------------------------------    ----------------------------------
                                    Professional   Workers                Professional   Workers
                                     liability   compensation  Total       liability   compensation  Total
                                    ------------ ------------ --------    ------------ ------------ --------
Assets:
Current:
  Insurance subsidiary investments. $   87,712     $42,703     $130,415      $ 69,877      $29,224     $ 99,101
  Reinsurance recoverables.........      6,713           -        6,713         5,584            -        5,584
  Deposits.........................          -         926          926             -        1,640        1,640
                                      --------     -------     --------      --------      -------     --------
                                        94,425      43,629      138,054        75,461       30,864      106,325
Non-current:
  Insurance subsidiary investments.     18,171           -       18,171        16,976            -       16,976
  Reinsurance recoverables.........      6,160           -        6,160         8,840            -        8,840
  Deposits.........................      7,380       1,270        8,650         3,400            -        3,400
  Other............................        319         249          568           313        1,491        1,804
                                      --------     -------     --------      --------      -------     --------
                                        32,030       1,519       33,549        29,529        1,491       31,020
                                      --------     -------     --------      --------      -------     --------
                                      $126,455     $45,148     $171,603      $104,990      $32,355     $137,345
                                      ========     =======     ========      ========      =======     ========
Liabilities:
Allowance for insurance risks:
  Current..........................   $ 45,346     $12,230     $ 57,576      $ 26,529      $ 7,982     $ 34,511
  Non-current......................    211,771      40,756      252,527       136,764       25,793      162,557
                                      --------     -------     --------      --------      -------     --------
                                      $257,117     $52,986     $310,103      $163,293      $33,775     $197,068
                                      ========     =======     ========      ========      =======     ========

   Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - INSURANCE RISKS (Continued)

estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The undiscounted allowance for professional liability risks aggregated $275 million at December 31, 2002 and $176 million at December 31, 2001.

   Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 13 - LONG-TERM DEBT

  Capitalization

   A summary of long-term debt at December 31 follows (in thousands):

                                                                  Reorganized Company
                                                                  ------------------
                                                                    2002      2001
                                                                  --------  --------
Senior Secured Notes due 2008 (effective floating rate 5.1%)..... $160,500  $210,500
Other............................................................    1,766     2,187
                                                                  --------  --------
 Total debt, average life of 5 years (weighted average rate 5.2%)  162,266   212,687
Amounts due within one year......................................     (258)     (418)
                                                                  --------  --------
 Long-term debt.................................................. $162,008  $212,269
                                                                  ========  ========

   In April 2002, the Company announced that it had amended the terms of its Credit Facility and Senior Secured Notes. The more significant changes to these agreements allowed the Company to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allowed the Company to borrow up to $45 million under the Credit Facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the Credit Facility, which was reduced to $75 million in connection with the Company's equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allowed the Company to pay cash dividends or repurchase its common stock in limited amounts based upon certain annual liquidity calculations. Finally, the Company agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   In August 2002, the Company announced that it had amended the terms of the Credit Facility and Senior Secured Notes to allow for the repurchase of up to $35 million of the Company's common stock. As part of these amendments, the Company prepaid $50 million of the Senior Secured Notes. The amendments also allowed for a $10 million increase in the Company's annual capital expenditure limits beginning in fiscal 2003. The Company also agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   In March 2003, the Company announced it had amended certain financial covenants for periods after December 31, 2002 under the Credit Facility and the Senior Secured Notes. These amendments reflect the estimated future financial impact of certain nursing center Medicare reimbursement reductions that became effective on October 1, 2002 and expected significant increases in professional liability costs. In connection with the amendments, the previous amendments (as discussed above) allowing the Company to repurchase its

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - LONG-TERM DEBT (Continued)

  Capitalization (Continued)

common stock, pay limited dividends and increase annual capital expenditures beginning in fiscal 2003 were rescinded. In addition, the amount of allowable acquisitions and investment in healthcare facilities was reduced to $50 million from $130 million. As of December 31, 2002, the Company had expended approximately $30 million in allowable acquisitions and investments in healthcare facilities. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   The terms of the Company's Senior Secured Notes and Credit Facility (inclusive of the amendments discussed above) include certain covenants which limit annual capital expenditures and limit the amount of debt that may be incurred in financing acquisitions. In addition, these agreements restrict the Company's ability to transfer funds to the parent company or repurchase its common stock and prohibit the payment of cash dividends to stockholders.

  Other Information

   Scheduled maturities of long-term debt in years 2004 through 2007 approximate $64,000, $70,000, $76,000 and $83,000, respectively.

   The estimated fair value of the Company's long-term debt was $158 million and $213 million at December 31, 2002 and 2001, respectively, compared to carrying amounts aggregating $162 million and $213 million.

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

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14 - LEASES

   The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

                                     Minimum payments
                                --------------------------
                                 Ventas   Other    Total
                                -------- -------- --------
                     2003...... $185,896 $ 54,814 $240,710
                     2004......  185,896   46,528  232,424
                     2005......  185,896   44,561  230,457
                     2006......  185,896   41,217  227,113
                     2007......  185,896   35,754  221,650
                     Thereafter  442,604  161,111  603,715

NOTE 15 - CONTINGENCIES

   Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third party reimbursements and deductions that continue to be claims in current cost reports and tax returns.

   Management believes that allowances for losses have been provided to the extent necessary and that its assessment of contingencies is reasonable.

   Principal contingencies are described below:

      Revenues-Certain third party payments are subject to examination by agencies administering the various programs. The Company is contesting certain issues raised in audits of prior year cost reports.

      Professional liability risks-The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 7 and 12.

      Guarantees of indebtedness-Letters of credit and guarantees of indebtedness aggregated $6.5 million at December 31, 2002.

      Income taxes-Under the terms of the Tax Refund Escrow Agreement, the Company is contesting adjustments proposed by the Internal Revenue Service for the years 1997 and 1998.

      Litigation-The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 21.

      Ventas indemnification-In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to hold Ventas harmless from all claims against Ventas arising from third party leases and guarantee arrangements entered into before the Spin-off. Under the Plan of Reorganization, the Company agreed to continue to fulfill the Company's indemnification obligations arising from the Spin-off.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - CONTINGENCIES (Continued)


      Other indemnifications-In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as a disposal of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event. The Company regularly evaluates the probability of incurring costs associated with these indemnifications and has provided for expected losses that are probable.

NOTE 16 - CAPITAL STOCK

   In April 2002, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 39,000,000 to 175,000,000. The stockholders also approved an additional 1,200,000 shares of common stock that could be issued under the Company's incentive compensation plans.

  Public Equity Offering

   In the fourth quarter of 2001, the Company completed a public offering of approximately 2.1 million shares of Kindred common stock. The net proceeds from the transaction aggregating $89.6 million were used to repay a portion of the outstanding borrowings under the Senior Secured Notes.

  Repurchase of Common Stock

   In the third quarter of 2002, the Company repurchased 27,500 shares of Kindred common stock at an aggregate cost of approximately $1 million.

  Plan Descriptions

   Since its emergence from bankruptcy, the Company has adopted plans under which restricted stock awards and options to purchase Kindred common stock may be granted to officers, directors and key employees. Shares authorized under these plans aggregated 3.4 million and 2.2 million at December 31, 2002 and 2001, respectively. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant.

   Upon emergence, the Company granted 600,000 shares of restricted stock to key employees of the Company. On the Effective Date, 200,000 shares of the restricted stock valued at $7.7 million vested immediately. The remaining 400,000 shares of restricted stock vest over a four-year period from the date of grant. In addition, the Company granted 964,400 options to purchase Kindred common stock with an exercise price of $32.00 per share, less than the fair market value of the Kindred common stock on the date of grant of $38.50 per share.

   Unearned compensation under the restricted stock and discounted stock option awards is amortized over the vesting period. Compensation expense related to these awards approximated $6.8 million for 2002 and $6.7 million for the nine months ended December 31, 2001.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 - CAPITAL STOCK (Continued)

  Plan Descriptions (Continued)

   Activity in the various plans is summarized below:

                                                      Shares                        Weighted
                                                      under       Option price      average
                                                      option       per share     exercise price
                                                    ----------  ---------------- --------------
Predecessor Company:
 Balances, December 31, 1999.......................  8,042,679  $ 0.08 to $15.09     $ 5.50
   Canceled or expired............................. (1,813,066)   0.39 to  14.93       6.98
                                                    ----------
 Balances, December 31, 2000.......................  6,229,613    0.08 to  15.09       5.07
   Canceled or expired.............................   (563,547)   3.81 to   9.80       5.22
   Elimination of stock options in connection with
     the Plan of Reorganization.................... (5,666,066)   0.08 to  15.09       5.06
                                                    ----------
-----------------------------------------------------------------------------------------------
Reorganized Company:
 Balances, April 1, 2001...........................          -
   Granted.........................................  1,066,900   32.00 to  59.00      34.13
   Canceled........................................    (96,800)  32.00 to  59.00      33.87
                                                    ----------
 Balances, December 31, 2001.......................    970,100   32.00 to  59.00      34.15
   Granted.........................................    543,000   12.77 to  52.00      32.72
   Exercised.......................................     (4,967)            32.00      32.00
   Canceled........................................   (139,532)  31.81 to  59.00      36.46
                                                    ----------
 Balances, December 31, 2002.......................  1,368,601  $12.77 to $59.00     $33.36
                                                    ==========

   A summary of stock options outstanding at December 31, 2002 follows:

                                 Options outstanding            Options exercisable
                         ------------------------------------ ------------------------
                                          Weighted
                             Number        average   Weighted     Number      Weighted
                           outstanding    remaining  average    exercisable   average
                         at December 31, contractual exercise at December 31, exercise
Range of exercise prices      2002          life      price        2002        price
------------------------ --------------- ----------- -------- --------------- --------
    $12.77 to $19.30....       71,400     10 years    $16.55            -      $    -
    $31.81 to $40.00....    1,194,826      7 years     32.73      249,107       32.00
    $45.60 to $59.00....      102,375      9 years     52.39       18,250       53.70
                            ---------                             -------
                            1,368,601      7 years    $33.36      267,357      $33.48
                            =========                             =======

   Shares of Kindred common stock available for future grants were 1,426,432 and 629,900 at December 31, 2002 and 2001, respectively. Shares of Predecessor Company common stock available for future grants were 6,001,333 at December 31, 2000.

  Statement No. 123 Data

   The Company follows APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 - CAPITAL STOCK (Continued)

  Statement No. 123 Data (Continued)

   Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 is included in Note 1. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.30% for 2002, 4.59% for 2001 and 5.90% for 2000; no dividend yield; expected term of six years and volatility factors of the expected market price of the common stock of .47 for 2002, .43 for 2001 and .85 for 2000.

   A Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can affect materially the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair value of options granted during 2002 under a Black-Scholes valuation model was $17.36 for options with an exercise price equal to the market price on the date of grant. The weighted average fair value of options granted during 2001 under a Black-Scholes valuation model was $17.64 for options issued with an exercise price less than the market price on the date of grant and $28.08 for options with an exercise price equal to the market price on the date of grant. There were no options granted during 2000.

NOTE 17 - EMPLOYEE BENEFIT PLANS

   The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and generally are vested based upon length of service. Retirement plan expense was $11.9 million for 2002, $8.0 million for the nine months ended December 31, 2001, $3.0 million for the three months ended March 31, 2001 and $8.8 million for 2000. Amounts equal to retirement plan expense are funded annually.

   The Company also maintained a supplemental executive retirement plan covering certain officers under which benefits were determined based primarily upon participants' compensation and length of service with the Company. The cost of the plan aggregated $287,000 for 2002, $155,000 for the nine months ended December 31, 2001, $56,000 for the three months ended March 31, 2001 and $300,000 for 2000. The plan was terminated in February 2001.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 - ACCRUED LIABILITIES

   A summary of other accrued liabilities at December 31 follows (in thousands):

                                              Reorganized Company
                                              -------------------
                                                2002      2001
                                              --------  --------
                 Professional liability risks $ 45,346  $ 26,529
                 Patient accounts............   37,318    25,105
                 Taxes other than income.....   26,280    23,165
                 Accrued reorganization items    9,567    20,075
                 Other.......................   31,509    43,697
                                              --------  --------
                                              $150,020  $138,571
                                              ========  ========

NOTE 19 - RELATED PARTY TRANSACTIONS

   Pursuant to the Plan of Reorganization, the Company issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of the Senior Secured Notes, (2) 15,000,000 shares of Kindred common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants has a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of the Company and the holders of the Company's former common stock relinquished control.

   In connection with the Plan of Reorganization, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Appaloosa Management L.P., Franklin Mutual Advisers, LLC, Goldman, Sachs & Co. and Ventas Realty, Limited Partnership (the "Rights Holders"). Mr. David A. Tepper, one of the Company's directors, is the President of Appaloosa Management L.P. Mr. Tepper also is the general partner of Appaloosa Management L.P. Mr. James Bolin, one of the Company's directors, was the Vice President and Secretary of Appaloosa Management L.P. until October 2002. Mr. Michael J. Embler, one of the Company's directors, is a Vice President of Franklin Mutual Advisers, LLC.

   The Registration Rights Agreement requires the Company to use its reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of the Rights Holders' shares of Kindred common stock or Warrants are sold, a "shelf" registration statement covering sales of such Rights Holders' shares of the Company's common stock and Warrants or, in the case of Ventas, the distribution of some or all of the shares of the Company's common stock that it owns to the Ventas stockholders. The Company filed the shelf registration statement on Form S-3 with the SEC on September
19, 2001. The shelf registration statement became effective on November 7, 2001.

   The Registration Rights Agreement also provides that, subject to certain limitations, each Rights Holder has the right to demand that the Company register all or a part of Kindred common stock and Warrants acquired by that Rights Holder pursuant to the Plan of Reorganization, provided that the estimated market value of the Kindred common stock and Warrants to be registered is at least $10 million in the aggregate or not less than 5% of Kindred common stock and Warrants. The Company is required to use its reasonable best efforts to effect any such registration. Such registrations will be at the Company's expense, subject to certain exceptions.

   In addition, under the Registration Rights Agreement, the Rights Holders have certain rights to require the Company to include in any registration statement that it files with respect to any offering of equity securities (whether for the Company's own account or for the account of any holders of the Company's securities) such amount of Kindred common stock and Warrants as are requested by the Rights Holder to be included in the

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

registration statement, subject to certain exceptions. Such registrations will be at the Company's expense, subject to certain exceptions. As discussed below, the parties to the Registration Rights Agreement participated in the Company's public equity offering in the fourth quarter of 2001.

   Pursuant to Amendment No. 1 to the Registration Rights Agreement, dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for the Company to file a "shelf" registration statement from 120 days to 150 days after the Effective Date. As noted above, the Company filed a shelf registration statement with the SEC on September 19, 2001, and the shelf registration statement was declared effective on November 7, 2001.

   Pursuant to Amendment No. 2 to the Registration Rights Agreement, dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of Kindred common stock that it owns to its stockholders on or after December 24, 2001.

   In the fourth quarter of 2001, the Company completed a public offering of approximately 3.6 million shares of Kindred common stock priced at $46.00 per share. In the offering, the Company sold approximately 2.1 million newly issued shares and certain of the holders of five percent or more of the Kindred common stock participated in the offering as selling shareholders.

   In connection with the Plan of Reorganization, the Company also entered into and assumed several agreements with Ventas. In addition to Kindred common stock received by Ventas in the Plan of Reorganization, the Company amended and restated the Master Lease Agreements with Ventas and paid Ventas a $4.5 million cash payment in April 2001 as additional future rent. The Company also assumed and agreed to continue to perform its obligations under various agreements (the "Spin-off Agreements") entered into at the time of the Spin-off. Descriptions of the agreements with Ventas are summarized below.

Master Lease Agreements and Related Transactions

   Under the Plan of Reorganization, the Company assumed its original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the "Master Leases"). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, the Company's aggregate lease obligations remain unchanged. Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the "CMBS Lease") and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Leases with certain modifications requested by Ventas's lender and required to be made by the Company pursuant to the Master Leases. The transaction closed on December 12, 2001.

   The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Leases and the CMBS Lease (collectively, the "Master Lease Agreements"), as filed with the SEC.

  Term and Renewals

   Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Term and Renewals (Continued)

properties under each Master Lease Agreement, with each bundle containing approximately 7 to 12 leased properties. Other than the CMBS Lease which has only nursing center properties, each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

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

  Rental Amounts and Escalators

   Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, the Company is required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the net income of Ventas) and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

   Under each Master Lease Agreement, the aggregate annual rent is referred to as base rent. Base rent equals the sum of current rent and accrued rent. The Company is obligated to pay the portion of base rent that is current rent, and unpaid accrued rent will be paid as set forth below.

   From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by the Company currently is $185.9 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 31/2% over the prior period base rent if certain revenue parameters are obtained. The Company paid rents to Ventas approximating $184.3 million for the year ended December 31, 2002, $135.6 million for the nine months ended December 31, 2001, $45.4 million for the three months ended March 31, 2001, and $181.6 million for 2000.

   Each Master Lease Agreement also provides that beginning May 1, 2004, the annual aggregate base rent payable in cash will escalate at an annual rate of 2% (plus, upon the occurrence of certain events, an additional annual accrued escalator amount of 11/2% of the prior period base rent) which will accrete from year to year including an interest accrual at the London Interbank Offered Rate plus 41/2% to be added to the annual accreted amount. This interest will not be added to the aggregate base rent in subsequent years.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Rental Amounts and Escalators (Continued)

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

   . the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days,

   . a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

   . the Company or its subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,

   .  the Company fails to maintain insurance,

   .  the Company creates or allows to remain certain liens,

   .  the Company breaches any material representation or warranty,

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Events of Default (Continued)

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

   . the Company becomes subject to regulatory sanctions as determined by a final unappealable determination and fails to cure such regulatory sanctions within its specified cure period for any facility,

   . the Company fails to cure the breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

   . the Company fails to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

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

   In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and licensed bed events of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing (a) with respect to not more than two properties at the same time under a Master Lease Agreement that covers 41 or more properties and (b) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing (a) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (b) with respect to two or more properties at the same time under a Master Lease

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Remedies for an Event of Default (Continued)

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

   In addition, each Master Lease Agreement allows the Company to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas's consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) the Company cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, the Company will not be released from its obligations under the applicable Master Lease Agreement.

   Subject to certain exclusions, the Company must pay to Ventas 80% of any consideration received by the Company on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (approximately equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas's right to such payments will be subordinate to that of the Company's lenders.

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

  Transactions Associated with the Master Lease Agreements

   During 2002, the Company entered into transactions with Ventas regarding certain facilities leased under the Master Lease Agreements. These transactions are described below.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Transactions Associated with the Master Lease Agreements (Continued)

   Under one of the Master Lease Agreements, the Company leases from Ventas a nursing center in Walpole, Massachusetts commonly known as Harrington House Nursing and Rehabilitation Center (the "Kindred Walpole Facility"). Ventas owned the Kindred Walpole Facility together with an adjacent independent/assisted living facility (the "Third Party Walpole Facility") that was leased by a third party. Ventas desired to convert the Kindred Walpole Facility and the Third Party Walpole Facility into condominiums (the "Condominiumization") to permit the third party to purchase the Third Party Walpole Facility from Ventas. Ventas informed Kindred that the third party was seeking to make this purchase in order to facilitate the financing of accommodations at the Third Party Walpole Facility by the third party's residents.

   The Kindred Walpole Facility was contained within the boundaries of one condominium unit forming a part of the condominium and its appurtenant "limited common elements" and the Third Party Walpole Facility was contained within the boundaries of the other condominium unit forming a part of the condominium and its appurtenant "limited common elements." In addition, a portion of the property being subjected to the Condominiumization will, as a "general common element," be the responsibility of a condominium association (the costs of which are to be split evenly between the owners of each unit). With the exception of the "general common elements," the owners of each unit will be responsible for the maintenance and operation of such units and any "limited common elements" appurtenant thereto.

   In order to reflect that the Kindred Walpole Facility will be part of a condominium, it was necessary to amend the Master Lease Agreement solely with respect to the Kindred Walpole Facility. Following the Condominiumization, the Master Lease Agreement will be subordinate to certain condominium documents. It is not anticipated that this transaction will materially impact any other rights or obligations (monetary or otherwise) with respect to the Kindred Walpole Facility. The Company did not receive any consideration for this transaction other than reimbursement by Ventas of attorney's fees and title examination expenses directly related to the transaction. The Condominiumization transaction was completed on December 19, 2002.

   Under one of the Master Lease Agreements, the Company leased from Ventas a hospital known as the Northern Virginia Community Hospital in Arlington, Virginia. Ventas entered into an agreement dated as of May 31, 2002 with the Northern Virginia Community Hospital, LLC ("NVCH") to sell the hospital to NVCH. Since the Company was not generating a profit at the hospital, the Company agreed to terminate the provisions of the Master Lease Agreement specifically as it relates to the hospital and to transfer operating control of the hospital to NVCH. The Company entered into an operations transfer agreement, dated as of June 5, 2002, with NVCH under which the Company transferred certain inventory, supplies, leases, contracts, and operating control of the hospital to NVCH effective as of June 20, 2002. The Company received no portion of the sale proceeds, but rent and other lease obligations specific to the hospital were terminated subsequent to June 2, 2002. The Company further agreed to sell certain equipment to NVCH for $150,000.

   Under one of the Master Lease Agreements, the Company leases from Ventas a hospital known as the Kindred Hospital in Mansfield, Texas. In June 2000, the hospital sustained severe water damage from an intensive rainstorm and all patients were relocated to other facilities. The Company subsequently restored, but chose not to reopen the hospital. Ventas and the Company entered into a Forbearance Agreement pursuant to which Ventas agreed to forbear, until October 31, 2001, from declaring an event of default pursuant to the Master Lease Agreement for the Company's failure to reopen the hospital. Ventas made periodic extensions of the Forbearance Agreement while the Company attempted to find a buyer or sublessee for the hospital. Subsequently, the Company agreed to enter into negotiations to sublease the hospital to an unrelated third party. The third party informed the Company that it preferred to purchase the hospital rather than sublease it. In order to

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Transactions Associated with the Master Lease Agreements (Continued)

obtain further extensions of the Forbearance Agreement, the Company agreed to pay Ventas a $50,000 non-refundable extension fee. The third party subsequently entered into a purchase and sale agreement with Ventas dated May 29, 2002 to purchase the hospital. The third party subsequently terminated the purchase agreement on June 25, 2002, agreed to reinstate the purchase agreement and then again terminated the purchase agreement on July 9, 2002. Ventas then informed the Company that it would be required to reopen the hospital on or prior to September 4, 2002. The Company reopened the hospital on August 30, 2002.

Spin-off Agreements and other Arrangements Under the Plan of Reorganization

   In order to govern certain of the relationships between the Company and Ventas after the Spin-off and to provide mechanisms for an orderly transition, the Company entered into the Spin-off Agreements with Ventas at the time of the Spin-off. Except as noted below, the following agreements between Ventas and the Company were assumed by the Company and certain of these agreements were simultaneously amended in accordance with the terms of the Plan of Reorganization.

  Tax Allocation Agreement and Tax Refund Escrow Agreement

   The Tax Allocation Agreement, entered into at the time of the Spin-off, was assumed by the Company under the Plan of Reorganization and then amended and supplemented by the Tax Refund Escrow Agreement (as defined below). Both of these agreements are described below.

   The Tax Allocation Agreement provides that the Company will be liable for, and will hold Ventas harmless from and against, (1) any taxes of the Company and its then subsidiaries (the "Kindred Group") for periods after the Spin-off,
(2) any taxes of Ventas and its then subsidiaries (the "Ventas Group") or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that the Company derives certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, the Company would be entitled to any refund or credit in respect of taxes owed or paid by the Company under (1), (2) or (3) above. The Company's liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas's actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

   Under the Tax Allocation Agreement, Ventas would be liable for, and would hold the Company harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas's liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group's actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

   On the Effective Date, the Company entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement (the "Tax Refund Escrow Agreement") with Ventas governing the Company's

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Tax Allocation Agreement and Tax Refund Escrow Agreement (Continued)

and Ventas's relative entitlement to certain tax refunds received on or after September 13, 1999 by Ventas or the Company for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds ("Subject Refunds") received on or after September 13, 1999 by either Ventas or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 ("Subject Taxes") were deposited into an escrow account with a third party escrow agent on the Effective Date.

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

   Interest earned on the escrow funds or included in refund amounts received from governmental authorities will be distributed equally to Ventas and the Company on an annual basis. For the years ended December 31, 2002 and 2001, the Company recorded approximately $261,000 and $368,000, respectively, of interest income related to the escrow funds. Any escrow funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Ventas and the Company.

  Agreement of Indemnity-Third Party Leases

   In connection with the Spin-off, Ventas assigned its former third party lease obligations (i.e., leases under which an unrelated third party is the landlord) as a tenant or as a guarantor of tenant to the Company. The lessors of these properties may claim that Ventas remains liable on these third party leases assigned to the Company. Under the terms of the Agreement of Indemnity-Third Party Leases, the Company has agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third party leases. Under the Plan of Reorganization, the Company assumed and agreed to fulfill its obligations under the Agreement of Indemnity-Third Party Leases.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 - RELATED PARTY TRANSACTIONS (Continued)

  Agreement of Indemnity-Third Party Contracts

   In connection with the Spin-off, Ventas assigned its former third party guaranty agreements to the Company. Ventas may remain liable on these third party guarantees assigned to the Company. Under the terms of the Agreement of Indemnity-Third Party Contracts, the Company has agreed to indemnify and hold Ventas harmless from and against all claims against Ventas arising out of these third party guarantees assigned to the Company. The third party guarantees were entered into in connection with certain acquisitions and financing transactions that occurred prior to the Spin-off. Under the Plan of Reorganization, the Company assumed and agreed to fulfill its obligations under the Agreement of Indemnity-Third Party Contracts.

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

Other Transactions with Ventas

   In 1992, a third party and the Company's subsidiary as trustees of a trust (the "Trust") leased to a related partnership a nursing center, the ground on which the nursing center is located and the right to use the parking lot adjacent to the nursing center. The ground lease expires in 2089. In connection with the Spin-off, Ventas transferred, by bill of sale, its 50% general partnership interest in the partnership to the Company, but inadvertently did not transfer its interest in the Trust to the Company. On June 24, 2002 Ventas resigned as trustee of the Trust, effective as of April 30, 1998, and the Company was appointed trustee of the Trust. No payment was made to Ventas in connection with this transaction.

Other Related Party Transactions

   Dr. Thomas P. Cooper, a nominee for election to the Board of Directors at the Company's shareholders meeting scheduled for May 22, 2003, is the Chairman, Chief Executive Officer and shareholder of Vericare, Inc. ("Vericare"). Vericare has contracts to provide mental health services to 15 skilled nursing facilities operated by the Company. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. The Company does not pay Vericare for these services nor does Vericare make any payments to the Company related to these services.

   During 2002, the Company paid approximately $318,600 for legal services rendered by the law firm of Shaw Pittman LLP. The son of Edward L. Kuntz, Chairman and Chief Executive Officer of the Company, was employed by that firm through August 2002. The Company also paid approximately $1,280,300 for legal services rendered by the law firm of Reed Smith LLP. Mr. Kuntz's son has been employed as an associate of Reed Smith since October 2002. The fees paid to Shaw Pittman and Reed Smith represent approximately 1.5% and 5.9%, respectively, of the legal fees paid by the Company in 2002. It is anticipated that Reed Smith will provide legal services to the Company in 2003.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 20 - FAIR VALUE DATA

   A summary of fair value data at December 31 follows (in thousands):

                                                 Reorganized Company
                                         -----------------------------------
                                               2002              2001
                                         ----------------- -----------------
                                         Carrying  Fair    Carrying  Fair
                                          value    value    value    value
                                         -------- -------- -------- --------
   Cash and cash equivalents............ $244,070 $244,070 $190,799 $190,799
   Cash-restricted......................    7,908    7,908   18,025   18,025
   Insurance subsidiary investments.....  148,586  148,586  116,077  116,077
   Tax refund escrow investments........   14,383   14,383   15,706   15,706
   Long-term debt, including amounts due
     within one year....................  162,266  158,306  212,687  212,746

NOTE 21 - LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

   The Company's subsidiary, formerly named TheraTx, Incorporated ("TheraTx"), is a plaintiff in a declaratory judgment action entitled TheraTx, Incorporated
v. James W. Duncan, Jr., et al., No. 1:95-CV-3193, filed in the United States District Court for the Northern District of Georgia on December 11, 1995. The defendants asserted counterclaims against TheraTx under breach of contract, securities fraud, negligent misrepresentation and other fraud theories for allegedly not performing as promised under a merger agreement related to TheraTx's purchase of a company called PersonaCare, Inc. and for allegedly failing to inform the defendants/counterclaimants prior to the merger that TheraTx's possible acquisition of Southern Management Services, Inc. might cause the suspension of TheraTx's shelf registration under relevant rules of the SEC. The court granted summary judgment for the defendants/counterclaimants and ruled that TheraTx breached the shelf registration provision in the merger agreement, but dismissed the defendants' remaining counterclaims. Additionally, the court ruled after trial that defendants/counterclaimants were entitled to damages and prejudgment interest in the amount of approximately $1.3 million and attorneys' fees and other litigation expenses of approximately $700,000. The Company and the defendants/counterclaimants both appealed the court's rulings. The United States Court of Appeals for the Eleventh Circuit affirmed the trial court's rulings in TheraTx's favor, with the exception of the damages award, and certified the question of the proper calculation of damages under Delaware law to the Delaware Supreme Court. The Delaware Supreme Court issued an opinion on June 1, 2001, which sets forth a rule for determining such damages but did not calculate any actual damages. On June 25, 2001, the Eleventh Circuit remanded the action to the trial court to render a decision consistent with the Delaware Supreme Court's ruling. On July 24, 2001, the defendants filed a Notice of Bankruptcy Stay in the trial court.

   On August 13, 2001, the Company and TheraTx filed an Objection and Complaint in an action entitled Vencor, Inc. and TheraTx Inc. v. James W. Duncan, et al., Adversary Proceeding No. 01-6117 (MFW), in the Bankruptcy Court. The complaint sought to subordinate and disallow the defendants' bankruptcy claim or, alternatively, to reduce the claim by and recover from the defendants a preferential payment made by the debtors to the defendants. The complaint also sought an injunction against any efforts by the defendants to enforce the judgment ultimately granted in the above-related litigation pending in the Northern District of Georgia.

   On December 20, 2002 the parties reached a final settlement of the Duncan dispute. Pursuant to that settlement agreement, the Company paid the defendants $2.1 million. This settlement did not impact the Company's operating results because the Company had previously recorded a provision for loss in a prior year. The parties filed agreed stipulations to dismiss the Georgia litigation and the adversary proceeding in the Bankruptcy Court, and both actions have now been dismissed.

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 - LITIGATION (Continued)

   The Company is pursuing various claims against private insurance companies who issued Medicare supplemental insurance policies to individuals who became patients of the Company's hospitals. After the patients' Medicare benefits are exhausted, the insurance companies become liable to pay the insureds' bills pursuant to the terms of these policies. The Company has filed numerous collection actions against various of these insurers to collect the difference between what Medicare would have paid and the hospitals' usual and customary charges. These disputes arise from differences in interpretation of the policy provisions and federal and state laws governing such policies. Various courts have issued various rulings on the different issues, most of which have been adverse to the Company. As discussed in Note 7, the Company received approximately $12 million in connection with the settlement of one of these claims in September 2002. While the Company intends to continue to pursue these claims vigorously, the remaining value of these claims is not expected to be material.

   A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company's reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants' duties of loyalty and due care. The complaint alleges that certain of the Company's and Ventas's current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas's then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas's revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas's core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas's acquisitions and prospective earnings per share for 1997 and 1998 which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys' fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff's motion to vacate the dismissal, and the court has not yet ruled on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously if the dismissal is vacated.

   A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company's current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 - LITIGATION (Continued)

the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company's common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys' fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action
No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions have been consolidated by the District Court. The Company believes that the allegations in all of these putative class action complaints are without merit, and intends to defend these lawsuits vigorously.

   Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015 were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of the Company's common stock would dramatically decrease when the Company's inadequate reserves for professional liability risks were disclosed and that the individual defendants' sales of the Company's common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of the Company's common stock, as well as attorneys' fees and other expenses. The Company believes that the allegations in the complaints are without merit and the Company intends to defend these actions vigorously.

   The Company has been informed by the Kentucky Attorney General's Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company's Kentucky-based nursing facilities that may lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against the Company and/or its officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of the Company's nursing facilities from the Medicare and Medicaid programs and related material defaults under the Master Lease Agreements with Ventas. The Company believes that these allegations are without merit and intends to defend against them vigorously.

   In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise

                           KINDRED HEALTHCARE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 - LITIGATION (Continued)

from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, the Company agreed to continue to fulfill the Company's indemnification obligations arising from the Spin-off.

   The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other state and federal enforcement and regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

                           KINDRED HEALTHCARE, INC.
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (In thousands, except per share amounts)

                                                                2002 (a)
                                                 --------------------------------------
                                                          Reorganized Company
                                                 --------------------------------------
                                                  First    Second  Third (b) Fourth (b)
                                                 -------- -------- --------- ----------
Revenues........................................ $811,244 $838,573 $859,721   $848,284
Net income (loss):
 Income (loss) from operations..................   18,178   23,662  (11,583)     3,069
 Extraordinary gain on extinguishment of debt...        -        -    1,427          -
     Net income (loss)..........................   18,178   23,662  (10,156)     3,069
Earnings (loss) per common share:
 Basic:
   Income (loss) from operations................     1.05     1.36    (0.66)      0.18
   Extraordinary gain on extinguishment of debt.        -        -     0.08          -
     Net income (loss)..........................     1.05     1.36    (0.58)      0.18
 Diluted:
   Income (loss) from operations................     0.95     1.21    (0.66)      0.18
   Extraordinary gain on extinguishment of debt.        -        -     0.08          -
     Net income (loss)..........................     0.95     1.21    (0.58)      0.18
 Market prices (c):
   High.........................................    51.70    49.78    44.44      37.18
   Low..........................................    35.75    40.38    30.85      10.23

                                                    2001    |            2001
                                                 -----------| --------------------------
                                                 Predecessor|
                                                   Company  |    Reorganized Company
                                                 -----------| --------------------------
                                                    First   |  Second   Third    Fourth
                                                 -----------| -------- -------- --------
Revenues........................................  $752,409  | $770,764 $768,680 $789,575
Net income:                                                 |
 Income from operations.........................    49,185  |   16,489   14,799   16,054
 Extraordinary gain on extinguishment of debt...   422,791  |    1,396        -    2,917
     Net income.................................   471,976  |   17,885   14,799   18,971
Earnings per common share:                                  |
 Basic:                                                     |
   Income from operations.......................      0.69  |     1.09     0.97     0.99
   Extraordinary gain on extinguishment of debt.      6.02  |     0.09        -     0.18
     Net income.................................      6.71  |     1.18     0.97     1.17
 Diluted:                                                   |
   Income from operations.......................      0.69  |     1.00     0.80     0.83
   Extraordinary gain on extinguishment of debt.      5.90  |     0.08        -     0.15
     Net income.................................      6.59  |     1.08     0.80     0.98
 Market prices (c) (d) (e):                                 |
   High.........................................      0.08  |    51.00    67.90    59.50
   Low..........................................      0.01  |    22.25    46.00    45.89

--------
(a) As discussed in note 1 of the notes to consolidated financial statements, the Company adopted the provisions of SFAS 142 which requires that goodwill should no longer be amortized effective January 1, 2002.
(b) See note 7 of the notes to consolidated financial statements for a discussion of significant quarterly adjustments.
(c) Kindred common stock has traded on the Nasdaq National Market since November 8, 2001 under the ticker symbol "KIND."
(d) Kindred common stock commenced trading on the OTC Bulletin Board on April 26, 2001 under the ticker symbol "KIND." Kindred common stock was initially issued on April 20, 2001 in connection with the Plan of Reorganization. Between April 20, 2001 and April 26, 2001, there was no public market for the Kindred common stock.
(e) The Company's former common stock was traded on the OTC Bulletin Board under the ticker symbol "VCRIQ" (formerly "VCRI").

                           KINDRED HEALTHCARE, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2002, THE NINE MONTHS ENDED DECEMBER 31, 2001,
  THE THREE MONTHS ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000
                                (In thousands)

                                                              Additions
                                                      -------------------------
                                           Balance at   Charged                             Balance at
                                           beginning    to costs                Deductions    end of
                                           of period  and expenses Acquisitions or payments   period
                                           ---------- ------------ ------------ ----------- ----------
Allowance for loss on accounts receivable:
 Predecessor Company:
   Year ended December 31, 2000...........  $180,055    $28,911        $  -      $(69,521)   $139,445
   For the three months ended
     March 31, 2001.......................   139,445      6,305           -       (23,673)    122,077
------------------------------------------------------------------------------------------------------
 Reorganized Company:
   For the nine months ended
     December 31, 2001....................   122,077     16,346         136       (29,668)    108,891
   Year ended December 31, 2002...........   108,891     13,551           -       (26,490)     95,952

Allowance for loss on assets held for disposition:
 Predecessor Company:
   Year ended December 31, 2000...........  $ 74,816    $ 2,405        $  -      $(52,377)   $ 24,844
   For the three months ended
     March 31, 2001.......................    24,844          -           -        (8,221)     16,623
------------------------------------------------------------------------------------------------------
 Reorganized Company:
   For the nine months ended
     December 31, 2001....................    16,623          -           -       (11,510)      5,113
   Year ended December 31, 2002...........     5,113          -           -        (4,408)        705