Form 10-Q
period 2003-03-31
KINDRED HEALTHCARE INC
filed 2003-05-15
CIK 1060009

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

                 For the quarterly period ended March 31, 2003

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class of Common Stock     Outstanding at April 30, 2003
              ---------------------     -----------------------------
          Common stock, $0.25 par value       17,648,857 shares

================================================================================

                                    1 of 40

                           KINDRED HEALTHCARE, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                 ----

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Operations -- for the three months ended
           March 31, 2003 and 2002............................................................   3

         Condensed Consolidated Balance Sheet -- March 31, 2003 and December 31, 2002.........   4

         Condensed Consolidated Statement of Cash Flows -- for the three months ended
           March 31, 2003 and 2002............................................................   5

         Notes to Condensed Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................  35

Item 4.  Controls and Procedures..............................................................  35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................  36

Item 6.  Exhibits and Reports on Form 8-K.....................................................  37

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                              2003      2002
                                                            --------  --------
 Revenues.................................................. $863,078  $811,244
                                                            --------  --------
 Salaries, wages and benefits..............................  501,312   467,401
 Supplies..................................................  110,095   101,314
 Rent......................................................   68,392    65,611
 Other operating expenses..................................  180,509   127,297
 Depreciation..............................................   20,083    16,696
 Interest expense..........................................    2,888     3,732
 Investment income.........................................   (1,638)   (1,880)
                                                            --------  --------
                                                             881,641   780,171
                                                            --------  --------
 Income (loss) before income taxes.........................  (18,563)   31,073
 Provision (benefit) for income taxes......................   (5,439)   12,895
                                                            --------  --------
  Net income (loss)........................................ $(13,124) $ 18,178
                                                            ========  ========

 Earnings (loss) per common share:
  Basic.................................................... $  (0.76) $   1.05
  Diluted.................................................. $  (0.76) $   0.95

 Shares used in computing earnings (loss) per common share:
  Basic....................................................   17,377    17,308
  Diluted..................................................   17,377    19,074


                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                          March 31,  December 31,
                                                                            2003         2002
                                                                         ----------  ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents.............................................. $  100,173   $  244,070
 Cash - restricted......................................................      8,000        7,908
 Insurance subsidiary investments.......................................    209,379      130,415
 Accounts receivable less allowance for loss of $96,874 - March 31 and
   $95,952 - December 31................................................    467,240      420,611
 Inventories............................................................     30,491       30,460
 Other..................................................................     91,425       86,852
                                                                         ----------   ----------
                                                                            906,708      920,316

Property and equipment..................................................    622,830      611,944
Accumulated depreciation................................................   (135,479)    (115,373)
                                                                         ----------   ----------
                                                                            487,351      496,571

Goodwill................................................................     88,658       88,259
Other...................................................................    168,162      139,032
                                                                         ----------   ----------
                                                                         $1,650,879   $1,644,178
                                                                         ==========   ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................... $  120,700   $  124,466
 Salaries, wages and other compensation.................................    206,470      220,124
 Due to third party payors..............................................     28,728       25,177
 Other accrued liabilities..............................................    164,378      150,020
 Income taxes...........................................................     56,613       62,111
 Long-term debt due within one year.....................................        162          258
                                                                         ----------   ----------
                                                                            577,051      582,156

Long-term debt..........................................................    161,992      162,008
Professional liability risks............................................    234,073      211,771
Deferred credits and other liabilities..................................     58,153       56,615

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.25 par value; authorized 175,000 shares - March 31 and
   December 31; issued 17,649 shares - March 31 and December 31.........      4,412        4,412
 Capital in excess of par value.........................................    547,569      547,609
 Deferred compensation..................................................     (5,674)      (6,967)
 Accumulated other comprehensive income.................................        313          460
 Retained earnings......................................................     72,990       86,114
                                                                         ----------   ----------
                                                                            619,610      631,628
                                                                         ----------   ----------
                                                                         $1,650,879   $1,644,178
                                                                         ==========   ==========

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                               Three months ended
                                                                                   March 31,
                                                                              -------------------
                                                                                 2003      2002
                                                                              ---------  --------
Cash flows from operating activities:
 Net income (loss)........................................................... $ (13,124) $ 18,178
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   Depreciation..............................................................    20,083    16,696
   Amortization of deferred compensation costs...............................     1,253     2,586
   Provision for doubtful accounts...........................................     6,288     4,284
   Other.....................................................................       506        55
   Change in operating assets and liabilities:
     Accounts receivable.....................................................   (53,316)      599
     Inventories and other assets............................................    (6,387)  (16,991)
     Accounts payable........................................................    (2,998)   15,527
     Income taxes............................................................    (5,457)    4,307
     Due to third party payors...............................................     3,551    (7,404)
     Other accrued liabilities...............................................    28,330    (2,678)
                                                                              ---------  --------
       Net cash provided by (used in) operating activities before
         reorganization items................................................   (21,271)   35,159
 Payment of reorganization items.............................................      (395)   (2,462)
                                                                              ---------  --------
       Net cash provided by (used in) operating activities...................   (21,666)   32,697
                                                                              ---------  --------

Cash flows from investing activities:
 Purchase of property and equipment..........................................   (10,565)   (9,868)
 Net change in insurance subsidiary investments..............................   (99,973)      908
 Net change in other investments.............................................    (4,685)      756
 Other.......................................................................      (333)      159
                                                                              ---------  --------
       Net cash used in investing activities.................................  (115,556)   (8,045)
                                                                              ---------  --------

Cash flows from financing activities:
 Repayment of long-term debt.................................................      (112)     (101)
 Payment of deferred financing costs.........................................    (1,596)        -
 Other.......................................................................    (4,967)   (4,494)
                                                                              ---------  --------
       Net cash used in financing activities.................................    (6,675)   (4,595)
                                                                              ---------  --------
Change in cash and cash equivalents..........................................  (143,897)   20,057
Cash and cash equivalents at beginning of period.............................   244,070   190,799
                                                                              ---------  --------
Cash and cash equivalents at end of period................................... $ 100,173  $210,856
                                                                              =========  ========

Supplemental information:
 Interest payments........................................................... $   2,835  $  3,919
 Income tax payments.........................................................        18     8,618

                            See accompanying notes.

                           KINDRED HEALTHCARE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  Business

   Kindred Healthcare, Inc. ("Kindred" or the "Company") provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At March 31, 2003, the Company's health services division operated 285 nursing centers in 32 states and a rehabilitation therapy business. The Company's hospital division operated 65 hospitals in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

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

  Impact of Recent Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and effective no later than July 1, 2003 for VIEs created before February 1, 2003. The adoption of FIN 46 is not expected to have an impact on the Company's financial position, results of operations or liquidity.

   In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." SFAS 148 provides transitional guidance for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. The Company has elected not to change its method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions became effective for the Company's fiscal year ended December 31, 2002.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION (Continued)

  Impact of Recent Accounting Pronouncements (Continued)

   In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position, results of operations or liquidity. See Note 7.

   In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities." SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 became effective for exit and disposal activities of the Company that were initiated after December 31, 2002.

   In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of SFAS Nos. 4, 44, 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion ("APB") No. 30 ("APB 30"), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." Applying the criteria in APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items will be reclassified to income from operations.

  Stock Option Accounting

   The Company follows APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION (Continued)

  Stock Option Accounting (Continued)

   Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

                                                          Three months ended
                                                              March 31,
                                                          -----------------
                                                            2003      2002
                                                          --------  -------
   Net income (loss), as reported........................ $(13,124) $18,178
   Adjustments:
    Stock-based employee compensation expense included in
      reported net income (loss).........................    1,253    2,586
    Stock-based employee compensation expense determined
      under fair value based method......................   (2,511)  (3,101)
                                                          --------  -------
   Pro forma net income (loss)........................... $(14,382) $17,663
                                                          ========  =======
   Earnings (loss) per common share:
    As reported:
      Basic.............................................. $  (0.76) $  1.05
      Diluted............................................ $  (0.76) $  0.95
    Pro forma:
      Basic.............................................. $  (0.83) $  1.02
      Diluted............................................ $  (0.83) $  0.93

   The effects of applying SFAS 123 in the pro forma disclosures are not likely to be representative of the effects on pro forma net income for future years since variables such as stock option grants, cancellations and stock price volatility included in the disclosures may not be indicative of future activity.

  Comprehensive Income

   The following table sets forth the computation of comprehensive income
(loss) for the three months ended March 31, 2003 and 2002 (in thousands):

                                                     Three months ended
                                                         March 31,
                                                     -----------------
                                                       2003      2002
                                                     --------  -------
        Net income (loss)........................... $(13,124) $18,178
        Net unrealized investment losses, net of tax     (147)     (80)
                                                     --------  -------
        Comprehensive income (loss)................. $(13,271) $18,098
                                                     ========  =======

  Other Information

   The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the "SEC") on Form 10-K.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION (Continued)

  Other Information (Continued)

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature.

  Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - SPECIALTY ACQUISITION

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
                                                            --------
           Net cash paid................................... $ 45,931
                                                            ========

   The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $30 million. Additional adjustments to the purchase price will be recorded in the second quarter of 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

NOTE 3 - REVENUES

   Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

   A summary of first quarter revenues by payor type follows (in thousands):

                                              Three months ended
                                                   March 31,
                                              ------------------
                                                2003      2002
                                              --------  --------
               Medicare...................... $358,608  $331,691
               Medicaid......................  284,075   272,704
               Private and other.............  237,820   222,812
                                              --------  --------
                                               880,503   827,207
               Elimination...................  (17,425)  (15,963)
                                              --------  --------
                                              $863,078  $811,244
                                              ========  ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 4 - EARNINGS PER SHARE

   Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for the three months ended March 31, 2002 includes the dilutive effect of warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended March 31, 2003, the diluted calculation of loss per common share excluded the effect of warrants, stock options and non-vested restricted stock because their effect was anti-dilutive.

   A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

                                                                    Three months ended
                                                                        March 31,
                                                                    -----------------
                                                                      2003      2002
                                                                    --------   -------
Net income (loss).................................................. $(13,124)  $18,178
                                                                    ========   =======

Shares used in the computation:
 Weighted average shares outstanding - basic computation...........   17,377    17,308
 Dilutive effect of warrants, employee stock options and non-vested
   restricted stock................................................        -     1,766
                                                                    --------   -------
 Adjusted weighted average shares outstanding - diluted computation   17,377    19,074
                                                                    ========   =======

Earnings (loss) per common share:
 Basic............................................................. $  (0.76)  $  1.05
 Diluted........................................................... $  (0.76)  $  0.95

NOTE 5 - BUSINESS SEGMENT DATA

   The Company operates three business segments: the health services division, the hospital division and the pharmacy division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division primarily operates long-term acute care hospitals and the pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company's business segments excludes the allocation of corporate overhead.

   Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company's institutional pharmacy business as a separate operating division, both of which were effective on January 1, 2003.

   The Company identified its segments in accordance with the aggregation provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This information is consistent with data used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 5 - BUSINESS SEGMENT DATA (Continued)

   The following table sets forth certain data by business segment (in thousands):

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2003      2002
                                                          --------  --------
  Revenues:
    Health services division:
     Nursing centers..................................... $460,559  $461,887
     Rehabilitation services.............................    8,502     7,830
                                                          --------  --------
                                                           469,061   469,717

    Hospital division:
     Hospitals...........................................  340,855   296,442
     Ancillary services..................................    1,759     1,870
                                                          --------  --------
                                                           342,614   298,312

    Pharmacy division....................................   68,828    59,178
                                                          --------  --------
                                                           880,503   827,207
    Elimination of pharmacy charges to Company nursing
     centers.............................................  (17,425)  (15,963)
                                                          --------  --------
                                                          $863,078  $811,244
                                                          ========  ========

  Net income (loss):
  Operating income (loss):
    Health services division:
     Nursing centers..................................... $ 24,055  $ 82,727
     Rehabilitation services.............................     (959)      (66)
                                                          --------  --------
                                                            23,096    82,661

    Hospital division:
     Hospitals...........................................   70,304    59,574
     Ancillary services..................................      180       135
                                                          --------  --------
                                                            70,484    59,709

    Pharmacy division....................................    6,902     5,537
    Corporate overhead...................................  (29,320)  (32,675)
                                                          --------  --------
     Operating income....................................   71,162   115,232
  Rent...................................................  (68,392)  (65,611)
  Depreciation...........................................  (20,083)  (16,696)
  Interest, net..........................................   (1,250)   (1,852)
                                                          --------  --------
  Income (loss) before income taxes......................  (18,563)   31,073
  Provision (benefit) for income taxes...................   (5,439)   12,895
                                                          --------  --------
                                                          $(13,124) $ 18,178
                                                          ========  ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 5 - BUSINESS SEGMENT DATA (Continued)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2003         2002
                                                        ---------- ------------
Rent:
  Health services division:
   Nursing centers..................................... $   43,129  $   41,276
   Rehabilitation services.............................         69          24
                                                        ----------  ----------
                                                            43,198      41,300
  Hospital division:
   Hospitals...........................................     24,204      23,336
   Ancillary services..................................        201         225
                                                        ----------  ----------
                                                            24,405      23,561

  Pharmacy division....................................        725         717
  Corporate............................................         64          33
                                                        ----------  ----------
                                                        $   68,392  $   65,611
                                                        ==========  ==========

Depreciation:
  Health services division:
   Nursing centers..................................... $    6,927  $    6,076
   Rehabilitation services.............................         16           9
                                                        ----------  ----------
                                                             6,943       6,085
  Hospital division:
   Hospitals...........................................      7,255       6,361
   Ancillary services..................................        119         146
                                                        ----------  ----------
                                                             7,374       6,507

  Pharmacy division....................................        531         397
  Corporate............................................      5,235       3,707
                                                        ----------  ----------
                                                        $   20,083  $   16,696
                                                        ==========  ==========

Capital expenditures, excluding acquisitions:
  Health services division............................. $    3,273  $    2,116
  Hospital division....................................      2,822       3,316
  Pharmacy division....................................        616         396
  Corporate:
   Information systems.................................      3,207       3,330
   Other...............................................        647         710
                                                        ----------  ----------
                                                        $   10,565  $    9,868
                                                        ==========  ==========

                                                        March 31,  December 31,
                                                          2003         2002
                                                        ---------- ------------
Assets:
  Health services division............................. $  425,776  $  422,713
  Hospital division....................................    576,862     538,171
  Pharmacy division....................................     43,833      43,085
  Corporate............................................    604,408     640,209
                                                        ----------  ----------
                                                        $1,650,879  $1,644,178
                                                        ==========  ==========

Goodwill:
  Health services division............................. $   31,045  $   31,045
  Hospital division....................................     55,567      55,168
  Pharmacy division....................................      2,046       2,046
                                                        ----------  ----------
                                                        $   88,658  $   88,259
                                                        ==========  ==========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


NOTE 6 - INSURANCE RISKS

   The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

   The allowance for professional liability risks includes an estimate of the expected cost of reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

   The provision for loss for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $54 million and $16 million for the three months ended March 31, 2003 and 2002, respectively.

   The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $12 million for the three months ended March 31, 2003 and 2002, respectively.

   A summary of the assets and liabilities related to insurance risks included in the unaudited condensed consolidated balance sheet follows (in thousands):

                                         March 31, 2003                   December 31, 2002
                               ---------------------------------- ----------------------------------
                               Professional   Workers             Professional   Workers
                                liability   compensation  Total    liability   compensation  Total
                               ------------ ------------ -------- ------------ ------------ --------
Assets:
Current:
 Insurance subsidiary
   investments................   $151,726     $57,653    $209,379   $ 87,712     $42,703    $130,415
 Reinsurance recoverables.....      1,128           -       1,128      6,713           -       6,713
 Deposits.....................          -         932         932          -         926         926
                                 --------     -------    --------   --------     -------    --------
                                  152,854      58,585     211,439     94,425      43,629     138,054
Non-current:
 Insurance subsidiary
   investments................     39,180           -      39,180     18,171           -      18,171
 Reinsurance recoverables.....     10,031           -      10,031      6,160           -       6,160
 Deposits.....................      7,250       1,270       8,520      7,380       1,270       8,650
 Other........................        318         166         484        319         249         568
                                 --------     -------    --------   --------     -------    --------
                                   56,779       1,436      58,215     32,030       1,519      33,549
                                 --------     -------    --------   --------     -------    --------
                                 $209,633     $60,021    $269,654   $126,455     $45,148    $171,603
                                 ========     =======    ========   ========     =======    ========
Liabilities:
Allowance for insurance risks:
 Current......................   $ 58,277     $13,405    $ 71,682   $ 45,346     $12,230    $ 57,576
 Non-current..................    234,073      43,634     277,707    211,771      40,756     252,527
                                 --------     -------    --------   --------     -------    --------
                                 $292,350     $57,039    $349,389   $257,117     $52,986    $310,103
                                 ========     =======    ========   ========     =======    ========

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 6 - INSURANCE RISKS (Continued)

   Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $315 million at March 31, 2003 and $275 million at December 31, 2002.

   Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 7 - CONTINGENCIES

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

   Professional liability risks-The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 6.

   Guarantees of indebtedness-Letters of credit and guarantees of indebtedness aggregated $6.5 million at March 31, 2003.

   Income taxes-The Internal Revenue Service is conducting its examination of the Company's 2000 and 2001 federal income tax returns.

   Litigation-The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 8.

   Ventas indemnification-In connection with the Company's spin-off from Ventas, Inc. ("Ventas") in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company's indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to hold Ventas harmless from all claims against Ventas arising from third party leases and guarantee arrangements entered into before the spin-off. Under the Plan of Reorganization, the Company agreed to continue to fulfill its indemnification obligations arising from the spin-off.

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 7 - CONTINGENCIES (Continued)

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

NOTE 8 - LITIGATION

   Summary descriptions of various significant legal and regulatory activities follow.

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

   A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company's current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 - LITIGATION (Continued)

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

   Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015 were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of the Company's common stock would dramatically decrease when the Company's inadequate reserves for professional liability risks were disclosed and that the individual defendants' sales of the Company's common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of the Company's common stock, as well as attorneys' fees and other expenses. The Company believes that the allegations in the complaints are without merit and intends to defend these actions vigorously.

   The Company has been informed by the Kentucky Attorney General's Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company's Kentucky-based nursing facilities that may lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Subsequently, the Company was informed that the Kentucky Attorney General's Office has transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against the Company and/or its officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of the Company's nursing facilities from the Medicare and Medicaid programs and related material defaults under its master lease agreements with Ventas. The Company believes that these allegations are without merit and intends to defend against them vigorously.

   In connection with the Company's spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas

                           KINDRED HEALTHCARE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

NOTE 8 - LITIGATION (Continued)

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

   The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the normal course of the Company's business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice (the "DOJ"), the Centers for Medicare and Medicaid Services ("CMS") or other state and federal enforcement and regulatory agencies will not initiate additional investigations related to the Company's businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company's financial position, results of operations or liquidity. In addition, the above litigation and investigations (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company's operations.

NOTE 9 - SUBSEQUENT EVENTS

  Transaction with Ventas

   On May 14, 2003, the Company announced that it had entered into an agreement to purchase 15 Florida nursing centers and one Texas nursing center (the "Facilities") that it leases from Ventas. In the proposed transaction, the Company will pay approximately $60 million to purchase the Facilities and $4 million in lease termination fees. In addition, the Company has agreed to certain amendments to its master leases with Ventas to: (1) pay incremental rent in varying amounts generally over seven years, the net present value of which will approximate $44 million using a discount rate of 11%, (2) provide that all annual rent escalators under the master leases will be in cash at all times, and (3) expand certain cooperation and information sharing provisions of the master leases. The current annual rent of approximately $9 million on the Facilities to be purchased will terminate on the closing of the proposed transaction.

   For accounting purposes, the $44 million present value rent obligation to Ventas will be recorded by the Company as long-term debt upon consummation of the proposed transaction. The Company expects to record a loss on the proposed transaction equal to the difference between the present value of the total consideration paid to Ventas and the estimated fair value of the assets acquired. The estimation of the fair value of the assets acquired and related loss will be determined in conjunction with the Company's ongoing divestiture negotiations with third parties. The Company expects to finance its obligations at closing through the use of existing cash.

   The consummation of the proposed transaction is subject to several material conditions, including, but not limited to, the receipt of required approvals from the Company's lenders. The Company has agreed to provide a $5 million deposit to Ventas that is subject to forfeiture if, among other things, the Company cannot obtain lender approval by June 25, 2003 or close the transaction by June 30, 2003. The deposit would be refundable to the Company in the event of a breach by Ventas.

   The Company currently operates 18 nursing centers in Florida and two nursing centers in Texas. Management intends to divest these operations as soon as practicable. In addition, the Company plans to consider various other strategic alternatives for each of its businesses that may lead to enhanced shareholder value.

  Tax Escrow Settlement

   On April 3, 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14 million will have no impact on the Company's second quarter earnings because the fresh-start accounting rules required that this transaction be recorded as a reduction of goodwill.

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

   Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company's expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management's current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company's filings with the SEC. Factors that may affect the Company's plans or results include, without limitation:

  . the Company's ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

  .   the Company's ability to meet its rental and debt services obligations,

  . adverse developments with respect to the Company's results of operations or liquidity,

  . the Company's ability to attract and retain key executives and other healthcare personnel,

  . increased operating costs due to shortages in qualified nurses and other healthcare personnel,

  . the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

  . changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs and the new prospective payment system for long-term acute care hospitals,

  . national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

  . the Company's ability to control costs, particularly labor and employee benefit costs,

  . the Company's ability to comply with the terms of its Corporate Integrity Agreement,

  .   the Company's ability to integrate operations of acquired facilities,

  . the increase in the costs of defending and insuring against professional liability claims and the Company's ability to predict the estimated costs related to such claims, and

  . the Company's ability to successfully reduce (by divestiture or otherwise) its exposure to professional liability claims in the state of Florida and other states.

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

   The Company provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At March 31, 2003, the Company's health services division operated 285 nursing centers (37,352 licensed beds) in 32 states and a rehabilitation therapy business. The Company's hospital division operated 65 hospitals (5,408 licensed beds) in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

   On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

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

  Revenue recognition

   The Company has agreements with third party payors that provide for payments to its nursing centers, hospitals and pharmacies. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

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

   In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Collectibility of accounts receivable (Continued)

status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change.

   The provision for doubtful accounts totaled $6 million and $4 million for the three months ended March 31, 2003 and 2002, respectively.

  Allowances for insurance risks

   The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

   The allowance for professional liability risks includes an estimate of the expected cost of reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

   Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management's estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in the Company's unaudited condensed consolidated financial statements aggregated $292 million at March 31, 2003 and $257 million at December 31, 2002. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $315 million at March 31, 2003 and $275 million at December 31, 2002.

   During 2002, the Company recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into the Company's limited purpose insurance subsidiary in 2002. Based upon actuarially determined estimates, the Company funded approximately $63 million into its limited purpose insurance subsidiary on March 31, 2003 to satisfy fiscal 2002 funding requirements.

   Changes in the number of professional liability claims and the increasing cost of these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company's estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2003 would have impacted the Company's operating income by approximately $3 million.

   The provision for loss for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $54 million and $16 million for the three months ended March 31, 2003 and 2002, respectively. The provision for loss for professional liability risks is subject to ongoing volatility as a result of continued claims experience, differences between subsequent expected ultimate claims costs and historical provisions for loss and revisions to actuarial assumptions. In addition, the cost of commercial insurance coverages related to professional liability risks is expected to approximate $17 million in 2003 compared to $6 million in 2002.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Allowances for insurance risks (Continued)


   Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $57 million at March 31, 2003 and $53 million at December 31, 2002. The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $12 million for the three months ended March 31, 2003 and 2002, respectively.

   See Note 6 of the Notes to Condensed Consolidated Financial Statements.

  Accounting for income taxes

   The provision for income taxes is based upon the Company's estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

   There are significant uncertainties with respect to professional liability costs and future Medicare payments to both the Company's nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. Deferred tax assets recognized by the Company approximated $75 million at both March 31, 2003 and December 31, 2002.

   If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered "more likely than not" to be realized by the Company, goodwill recorded in connection with fresh-start accounting will be reduced accordingly. If goodwill is eliminated in full, any excess will be treated as an increase to capital in excess of par value. Goodwill has been reduced by approximately $93 million since the Company's emergence from bankruptcy related to the recognition of pre-reorganization deferred tax assets.

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

   In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual operating facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company's ability to renew the lease or divest a particular property), the Company defines the group of facilities under the master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

  Valuation of long-lived assets and goodwill (Continued)


   In connection with the June 2001 issuance of SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year.

Regulatory Changes

   The Balanced Budget Act of 1997 (the "Balanced Budget Act") contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Balanced Budget Act has affected adversely the revenues in the Company's health services division and hospital division.

   The Balanced Budget Act established a Medicare prospective payment system ("PPS") for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company's nursing centers adopted PPS on July 1, 1998. The payments received under PPS cover substantially all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

   The Balanced Budget Act also reduced payments made to the Company's hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), allowable costs for bad debts and payments for services to patients transferred from a general short-term acute care hospital. In addition, the Balanced Budget Act reduced allowable costs for capital expenditures by 15%. These reductions have had a material adverse impact on hospital revenues.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

On May 8, 2003, CMS announced that it will further delay the establishment of a revised RUG classification system. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $10 million and $9 million for the three months ended March 31, 2003 and 2002, respectively.

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

   BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. On February 7, 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services provided by skilled nursing centers in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year.

   In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

   As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to the Company's nursing centers declined by approximately $35 per patient day or $15 million in the first quarter of 2003 compared to the first quarter of 2002, resulting in a material reduction in nursing center operating income. The Company's nursing centers received reimbursement under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $10 million and $14 million for the three months ended March 31, 2003 and 2002, respectively. Revenues associated with BIPA aggregated approximately $11 million for the three months ended March 31, 2002.

   On October 1, 2002, the provision under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the first quarter of 2003.

   On August 30, 2002, CMS issued final regulations for the new prospective payment system for long-term acute care hospitals ("LTAC PPS") that became effective on October 1, 2002. Because of the Company's Medicare cost reporting periods, this new payment system will not become effective for all but two of the Company's long-term acute care hospitals until September 1, 2003.

   As anticipated, LTAC PPS is based on discharge-based diagnosis related groups ("DRGs") similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, the new payment system utilizes different rates and formulas. Three types of payments will be used in the new system: (a) short stay outlier payment, which will provide for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $24,450 per discharge.

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

   The Company's hospitals currently receive interim cash payments under TEFRA as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. Either payment system may negatively impact the hospital division's operating cash flows in the third and fourth quarters of 2003.

   The Company continues to review the extensive regulations associated with the new LTAC PPS. Based upon the Company's analysis to date, management believes that the new system should not have a material impact on its hospital operating results but may negatively impact operating cash flows in the short term. These preliminary estimates are based upon current patient acuity and expense levels in the Company's hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company's hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, the Company cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse impact on the Company's financial position, results of operations or liquidity. In addition, there can be no assurance that the new LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

   There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. In addition, budgetary pressures currently impacting a number of states may further reduce Medicaid payments to the Company's nursing centers.

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

   The Company could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. There can be no assurance that payments under governmental and private third party payor programs and Medicare supplemental insurance policies will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, there can be no assurance that facilities operated by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs.

   There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Results of Operations

  Health Services Division - Nursing Centers

   Revenues decreased slightly to $461 million in the first quarter of 2003 from $462 million in the same quarter a year ago. Patient days on both a reported basis and same-store basis declined 1% in the first quarter of 2003 compared to the first quarter last year.

   Aggregate revenues per patient day increased 1% in the first quarter of 2003 compared to the same period of 2002. Medicare revenues per patient day decreased 6% to $337 from $358 in the same quarter a year ago. As previously discussed, the expiration of certain Medicare reimbursement provisions under the BBRA and BIPA on October 1, 2002 reduced first quarter Medicare revenues by approximately $35 per patient day or $15 million in the aggregate. Medicaid revenues per patient day increased 5% in the first quarter of 2003 while private rates rose 4%.

   Nursing center operating income was $24 million for the first quarter of 2003 compared to $83 million for the first quarter last year. Operating margins decreased to 5.2% for the first quarter of 2003 from 17.9% for the first quarter last year. The decline in operating income was primarily attributable to the reduction in Medicare funding and increases in professional liability costs.

   In the first quarter of 2003, the Company recorded significant increases in professional liability costs in its nursing center business. These costs aggregated $47 million in the first quarter of 2003 compared to $13 million in the first quarter last year and $33 million in the fourth quarter of 2002. The results of the Company's regular quarterly independent actuarial valuation indicated that the increase in nursing center professional liability costs from fourth quarter 2002 levels primarily reflected an increase in claims activity in the first quarter of 2003 in certain states other than Florida. Approximately $8 million of the first quarter 2003 provision for loss related to changes in estimates of prior year costs.

   Professional liability costs in the first quarter of 2003 related to the Company's Florida and Texas nursing center operations approximated $22 million and $1 million, respectively. Pretax losses for these facilities totaled
$19 million and $2 million, respectively, in the first quarter of 2003. See
Note 9 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company's Florida and Texas nursing center divestiture activities.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Health Services Division - Nursing Centers (Continued)


   Wage and benefit costs (including contract labor) increased 5% to $284 million in the first quarter of 2003 from $271 million in the first quarter a year ago. The Company continues to experience wage rate pressures related to a highly competitive market for healthcare professionals. Average hourly wage rates rose 5% while employee benefit costs grew 5% per patient day in the first quarter of 2003 compared to the first quarter of 2002.

   The Company expects that the previously discussed reductions in Medicare reimbursement and significant increases in professional liability costs will continue to have a material adverse affect on its nursing center business.

  Health Services Division - Rehabilitation Services

   Revenues increased 9% to $9 million for the first quarter of 2003 from $8 million for the first quarter of 2002. The increase in revenues was primarily attributable to increased services provided under existing external contracts.

   Rehabilitation services reported an operating loss of $1.0 million for the first quarter of 2003 compared to an operating loss of $0.1 million for the first quarter of 2002. Operating results for the first quarter of 2002 reflected the favorable impact of collections of old customer accounts that had been reserved in prior periods.

  Hospital Division - Hospitals

   Revenues increased 15% to $341 million in the first quarter of 2003 from $296 million in the same period a year ago. Patient days increased 9% in the first quarter of 2003 from the same period a year ago. On a same-store basis, revenues increased 9% and patient days increased 2% compared to the same period a year ago.

   In addition to increased patient volumes, higher rates generally contributed to growth in hospital revenues. Aggregate rates increased approximately 6% in the first quarter of 2003 compared to the first quarter of 2002. The growth in aggregate rates was primarily attributable to increases in private rates, which grew 17% to $1,877 in the first quarter of 2003 from $1,609 last year due in part to the collection of certain disputed accounts that had been reserved in prior years.

   Hospital operating income rose 18% in the first quarter of 2003 to $70 million from $60 million in the first quarter of 2002. The acquisition of Specialty increased first quarter 2003 operating income by $5 million.
Operating margins were 20.6% in the first quarter of 2003 compared to 20.1% in the same period last year. Hospital operating income in the first quarter of 2002 included proceeds of approximately $1.5 million from an insurance recovery.

   Wage and benefit costs (including contract labor) increased 14% to $175 million in the first quarter of 2003 from $153 million in the same period of 2002. Substantially all of the growth in wages during the first quarter of 2003 was attributable to wage rate pressures and growth in patient volumes. As a result of a highly competitive marketplace for healthcare professionals (particularly registered nurses), the average hourly wage rate rose 4% in the first quarter of 2003 compared to the first quarter of 2002, while employee benefit costs rose 10% per patient day in the first quarter of 2003 compared to the first quarter of 2002. Average wage rates reflected a decline in contract labor costs to $8 million in the first quarter of 2003 from $11 million in the first quarter last year.

   Professional liability costs were $7 million and $3 million in the first quarter of 2003 and 2002, respectively.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Pharmacy Division


   Revenues increased 16% in the first quarter of 2003 to $69 million compared to $59 million a year ago. The increase resulted primarily from growth in the number of nursing center customers and price increases. Revenues for the first quarter of 2003 also were favorably impacted by increased utilization of higher priced drugs. Beginning January 1, 2003, intercompany prices charged to the Company's nursing centers (related primarily to Medicare-eligible patients) were based upon a fee-for-service arrangement. Prior thereto, intercompany charges were based on a fixed per-diem amount adjusted annually for inflation. Intercompany revenues from the Company's nursing centers increased 9% to $17 million in the first quarter of 2003 compared to $16 million in the first quarter of last year.

   At March 31, 2003, the Company provided pharmacy services to nursing centers containing 58,200 licensed beds, including 29,800 licensed beds that the Company operates. The Company provided pharmacy services to nursing centers containing 56,200 licensed beds, including 30,500 licensed beds that the Company operated at March 31, 2002.

   Pharmacy division operating income totaled $7 million in the first quarter of 2003 compared to $6 million in the first quarter of 2002. Pharmacy operating margins increased to 10% in the first quarter of 2003 compared to 9.4% in the first quarter a year ago. The improvement in pharmacy operating income was primarily attributable to the new fee-for-service pricing arrangement with Company-operated nursing centers that became effective in 2003. The cost of goods sold as a percentage of revenues increased to 62.4% in the first quarter of 2003 compared to 61% in the first quarter last year, primarily as a result of Medicaid reimbursement reductions in certain states.

  Corporate Overhead

   Operating income for the Company's operating divisions excludes allocation of corporate overhead. These costs aggregated $29 million in the first quarter of 2003 compared to $33 million in the first quarter of 2002. Corporate overhead in the first quarter of 2002 included severance costs of approximately $1.5 million. As a percentage of revenues (before eliminations), the overhead ratio was 3.3% in the first quarter of 2003 compared to 4% in the same period of 2002.

  Capital Costs

   Rent expense increased 4% to $68 million in the first quarter of 2003 compared to $66 million in the first quarter last year. A substantial portion of the increase resulted from contractual inflation increases.

   Depreciation expense increased to $20 million in the first quarter of 2003 compared to $17 million in the first quarter last year primarily as a result of the Company's ongoing capital expenditure program.

   Interest expense in the first quarter of 2003, substantially all of which related to the Company's floating rate senior secured notes, aggregated $3 million compared to $4 million in the same period last year. The reduction in interest costs from last year's first quarter resulted from prepayments of long-term debt and reductions in interest rates. At March 31, 2003, the effective interest rate of the senior secured notes was 5.1%.

   Investment income related to the Company's excess cash balances and insurance subsidiary investments totaled $2 million in the first quarters of both 2003 and 2002.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

  Consolidated Results


   The Company reported a pretax loss of $19 million for the first quarter of 2003 compared to pretax income of $31 million for the first quarter of 2002. The net loss in the first quarter of 2003 aggregated $13 million compared to net income of $18 million in the first quarter of 2002.

Liquidity

   Cash flows used in operations before reorganization items aggregated $21 million for the first quarter of 2003 compared to cash flows provided by operations before reorganization items of $35 million for the same period a year ago. During both periods, the Company maintained adequate liquidity to fund its capital expenditures.

   Cash and cash equivalents totaled $100 million at March 31, 2003 compared to $244 million at December 31, 2002. As previously announced, the Company funded approximately $63 million into its limited purpose insurance subsidiary on March 31, 2003 in satisfaction of its 2002 professional liability funding requirements. Operating cash flows in the first quarter of 2003 reflected a $53 million increase in accounts receivable. Medicare and private receivables in the Company's hospitals increased by approximately $27 million and $12 million, respectively, in the first quarter, while slower Medicaid payments to the Company's nursing centers accounted for approximately $9 million of the increase. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term liquidity needs.

   Collections of accounts receivable are expected to improve in the second quarter of 2003, primarily through normal Medicare settlements and lump-sum payments based on recently filed annual hospital cost reports.

   On March 19, 2003, the Company amended certain financial covenants for periods after December 31, 2002 under the Company's revolving credit facility and senior secured notes. These amendments reflected the estimated future financial impact of certain Medicare reimbursement reductions to the Company's nursing centers that became effective on October 1, 2002 and expected significant increases in professional liability costs. In connection with the amendments, the provisions in the agreements allowing the Company to repurchase its common stock, pay limited dividends and increase annual capital expenditures beginning in fiscal 2003 were rescinded. In addition, the amount of allowable acquisitions and investments in healthcare facilities was reduced to $50 million from $130 million. Through March 31, 2003, the Company had expended approximately $30 million in allowable acquisitions and investments in healthcare facilities. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

   The Company was in compliance with the covenants related to its revolving credit facility and senior secured notes at March 31, 2003. Long-term debt at March 31, 2003 aggregated $162 million, relatively unchanged from December 31, 2002. There were no outstanding borrowings under the Company's revolving credit facility at March 31, 2003. If the Company is unable to stem its operating losses, the Company may be required to seek covenant amendments to its revolving credit facility and senior secured notes agreements.

   As previously discussed, the Company has recently experienced a significant increase in professional liability costs. These costs are expected to continue to increase in the foreseeable future. In addition, the expiration of certain Medicare funding the BBRA and BIPA on October 1, 2002 reduced the average Medicare rate received by the Company's nursing centers by approximately $35 per patient day (approximately

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

$15 million in the first quarter of 2003). Accordingly, the Company believes that the combined effect of these changes in revenues and expenses will have a material adverse effect on the Company's financial position, results of operations and liquidity in the future.

Capital Resources

   Capital expenditures totaled $11 million in the first quarter of 2003 compared to $10 million in the first quarter of 2002. Excluding acquisitions, capital expenditures could approximate $75 million in 2003. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

   Capital expenditures in both periods were financed through the use of existing liquidity. At March 31, 2003, the estimated cost to complete and equip construction in progress approximated $5 million.

   The terms of the Company's revolving credit facility and senior secured notes include certain covenants which limit the Company's annual capital expenditures. In addition, these agreements limit the Company's ability to transfer funds to the parent company and generally prohibit repurchases of common stock and the payment of cash dividends.

Other Information

  Effects of Inflation and Changing Prices

   The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company's ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company's nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, by repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to the Company's nursing centers. Medicare revenues in the Company's hospitals also have been reduced by the Balanced Budget Act.

   Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Balanced Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to the Company's nursing centers and hospitals. The provisions of the BBRA and BIPA positively impacted the Company's operating results in 2002, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA expired on October 1, 2002. The expiration of these provisions reduced the Company's average Medicare rate paid to its nursing centers by approximately $35 per patient day. In addition, the Company continues to experience substantial increases in professional liability costs in its nursing center business.

   Management believes that the Company's operating margins will continue to be under pressure, particularly in the Company's nursing center business, as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company's ability to maintain operating margins through price increases to private patients is limited.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                Condensed Consolidated Statement of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                  2002 Quarters                            First
                                     --------------------------------------               Quarter
                                       First    Second   Third (a)  Fourth    Year (a)     2003
                                     --------  --------  --------- --------  ----------  --------
Revenues............................ $811,244  $838,573  $859,721  $848,284  $3,357,822  $863,078
                                     --------  --------  --------  --------  ----------  --------
Salaries, wages and benefits........  467,401   478,520   487,397   491,121   1,924,439   501,312
Supplies............................  101,314   105,431   108,335   109,097     424,177   110,095
Rent................................   65,611    67,818    68,327    68,806     270,562    68,392
Other operating expenses............  127,297   134,045   191,520   153,532     606,394   180,509
Depreciation........................   16,696    17,413    18,287    18,960      71,356    20,083
Interest expense....................    3,732     3,818     1,368     3,135      12,053     2,888
Investment income...................   (1,880)   (3,400)   (2,344)   (2,050)     (9,674)   (1,638)
                                     --------  --------  --------  --------  ----------  --------
                                      780,171   803,645   872,890   842,601   3,299,307   881,641
                                     --------  --------  --------  --------  ----------  --------
Income (loss) before reorganization
  items and income taxes............   31,073    34,928   (13,169)    5,683      58,515   (18,563)
Reorganization items................        -    (5,520)        -         -      (5,520)        -
                                     --------  --------  --------  --------  ----------  --------
Income (loss) before income taxes...   31,073    40,448   (13,169)    5,683      64,035   (18,563)
Provision (benefit) for income taxes   12,895    16,786    (3,013)    2,614      29,282    (5,439)
                                     --------  --------  --------  --------  ----------  --------
 Net income (loss).................. $ 18,178  $ 23,662  $(10,156) $  3,069  $   34,753  $(13,124)
                                     ========  ========  ========  ========  ==========  ========

Earnings (loss) per common share:
 Basic.............................. $   1.05  $   1.36  $  (0.58) $   0.18  $     2.00  $  (0.76)
 Diluted............................ $   0.95  $   1.21  $  (0.58) $   0.18  $     1.93  $  (0.76)

Shares used in computing earnings
  (loss) per common share:
 Basic..............................   17,308    17,345    17,380    17,377      17,361    17,377
 Diluted............................   19,074    19,554    17,380    17,384      18,001    17,377

--------
(a) In accordance with SFAS 145, a $1.4 million gain on the extinguishment of debt previously classified as an extraordinary item was reclassified to income (loss) from operations.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                                Operating Data
                                  (Unaudited)
                                (In thousands)

                                                2002 Quarters (a)                          First
                                     --------------------------------------               Quarter
                                       First    Second   Third (b)  Fourth    Year (b)     2003
                                     --------  --------  --------- --------  ----------  --------
Revenues:
 Health services division:
   Nursing centers.................. $461,887  $460,973  $470,676  $460,595  $1,854,131  $460,559
   Rehabilitation services..........    7,830     8,566     8,697     9,203      34,296     8,502
                                     --------  --------  --------  --------  ----------  --------
                                      469,717   469,539   479,373   469,798   1,888,427   469,061

 Hospital division:
   Hospitals........................  296,442   322,764   330,910   326,183   1,276,299   340,855
   Ancillary services...............    1,870     2,278     1,639     1,766       7,553     1,759
                                     --------  --------  --------  --------  ----------  --------
                                      298,312   325,042   332,549   327,949   1,283,852   342,614

 Pharmacy division..................   59,178    59,948    64,014    67,089     250,229    68,828
                                     --------  --------  --------  --------  ----------  --------
                                      827,207   854,529   875,936   864,836   3,422,508   880,503
 Elimination of pharmacy charges to
   Company nursing centers..........  (15,963)  (15,956)  (16,215)  (16,552)    (64,686)  (17,425)
                                     --------  --------  --------  --------  ----------  --------
                                     $811,244  $838,573  $859,721  $848,284  $3,357,822  $863,078
                                     ========  ========  ========  ========  ==========  ========

Net income (loss):
Operating income (loss):
 Health services division:
   Nursing centers.................. $ 82,727  $ 82,822  $ 27,276  $ 41,687  $  234,512  $ 24,055
   Rehabilitation services..........      (66)      288     1,155    (1,639)       (262)     (959)
                                     --------  --------  --------  --------  ----------  --------
                                       82,661    83,110    28,431    40,048     234,250    23,096

 Hospital division:
   Hospitals........................   59,574    62,326    70,979    67,561     260,440    70,304
   Ancillary services...............      135       246      (240)      118         259       180
                                     --------  --------  --------  --------  ----------  --------
                                       59,709    62,572    70,739    67,679     260,699    70,484

 Pharmacy division..................    5,537     5,823     5,856     6,056      23,272     6,902
 Corporate overhead.................  (32,675)  (30,403)  (32,557)  (21,569)   (117,204)  (29,320)
                                     --------  --------  --------  --------  ----------  --------
                                      115,232   121,102    72,469    92,214     401,017    71,162
 Unusual transactions...............        -      (525)        -     2,320       1,795         -
 Reorganization items...............        -     5,520         -         -       5,520         -
                                     --------  --------  --------  --------  ----------  --------
   Operating income.................  115,232   126,097    72,469    94,534     408,332    71,162
Rent................................  (65,611)  (67,818)  (68,327)  (68,806)   (270,562)  (68,392)
Depreciation........................  (16,696)  (17,413)  (18,287)  (18,960)    (71,356)  (20,083)
Interest, net.......................   (1,852)     (418)      976    (1,085)     (2,379)   (1,250)
                                     --------  --------  --------  --------  ----------  --------
Income (loss) before income taxes...   31,073    40,448   (13,169)    5,683      64,035   (18,563)
Provision (benefit) for income taxes   12,895    16,786    (3,013)    2,614      29,282    (5,439)
                                     --------  --------  --------  --------  ----------  --------
                                     $ 18,178  $ 23,662  $(10,156) $  3,069  $   34,753  $(13,124)
                                     ========  ========  ========  ========  ==========  ========

--------
(a) Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company's institutional pharmacy business as a separate operating division, both of which were effective on January 1, 2003.

(b) In accordance with SFAS 145, a $1.4 million gain on the extinguishment of debt previously classified as an extraordinary item was reclassified to income (loss) from operations.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)
                                (In thousands)

                                                2002 Quarters (a)                  First
                                         -------------------------------          Quarter
                                          First  Second   Third  Fourth    Year    2003
                                         ------- ------- ------- ------- -------- -------
Rent:
  Health services division:
   Nursing centers...................... $41,276 $42,088 $42,759 $43,092 $169,215 $43,129
   Rehabilitation services..............      24      24      37      43      128      69
                                         ------- ------- ------- ------- -------- -------
                                          41,300  42,112  42,796  43,135  169,343  43,198
  Hospital division:
   Hospitals............................  23,336  24,675  24,513  24,375   96,899  24,204
   Ancillary services...................     225     234     225     232      916     201
                                         ------- ------- ------- ------- -------- -------
                                          23,561  24,909  24,738  24,607   97,815  24,405

  Pharmacy division.....................     717     734     741     998    3,190     725
  Corporate.............................      33      63      52      66      214      64
                                         ------- ------- ------- ------- -------- -------
                                         $65,611 $67,818 $68,327 $68,806 $270,562 $68,392
                                         ======= ======= ======= ======= ======== =======

Depreciation:
  Health services division:
   Nursing centers...................... $ 6,076 $ 6,149 $ 6,598 $ 6,617 $ 25,440 $ 6,927
   Rehabilitation services..............       9       6      13      15       43      16
                                         ------- ------- ------- ------- -------- -------
                                           6,085   6,155   6,611   6,632   25,483   6,943
  Hospital division:
   Hospitals............................   6,361   6,638   6,994   7,087   27,080   7,255
   Ancillary services...................     146     200     131     103      580     119
                                         ------- ------- ------- ------- -------- -------
                                           6,507   6,838   7,125   7,190   27,660   7,374

  Pharmacy division.....................     397     428     469     513    1,807     531
  Corporate.............................   3,707   3,992   4,082   4,625   16,406   5,235
                                         ------- ------- ------- ------- -------- -------
                                         $16,696 $17,413 $18,287 $18,960 $ 71,356 $20,083
                                         ======= ======= ======= ======= ======== =======

Capital expenditures, excluding
acquisitions:
  Health services division.............. $ 2,116 $ 4,728 $ 6,498 $10,785 $ 24,127 $ 3,273
  Hospital division.....................   3,316   6,430   6,056  10,831   26,633   2,822
  Pharmacy division.....................     396     782     882   1,431    3,491     616
  Corporate:
   Information systems..................   3,330   6,632   6,474   9,140   25,576   3,207
   Other................................     710     787   1,056   1,691    4,244     647
                                         ------- ------- ------- ------- -------- -------
                                         $ 9,868 $19,359 $20,966 $33,878 $ 84,071 $10,565
                                         ======= ======= ======= ======= ======== =======

--------
(a) Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company's institutional pharmacy business as a separate operating division, both of which were effective on January 1, 2003.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)


                          Operating Data (Continued)
                                  (Unaudited)

                                                           2002 Quarters                              First
                                            -------------------------------------------              Quarter
                                              First      Second     Third      Fourth      Year       2003
                                            ---------- ---------- ---------- ---------- ----------- ----------
Nursing Center Data:
End of period data:
  Number of nursing centers:
    Owned or leased........................        280        278        278        278                    278
    Managed................................         14         10         10          7                      7
                                            ---------- ---------- ---------- ----------             ----------
                                                   294        288        288        285                    285
                                            ========== ========== ========== ==========             ==========
  Number of licensed beds:
    Owned or leased........................     36,615     36,620     36,592     36,573                 36,549
    Managed................................      1,417      1,017      1,017        803                    803
                                            ---------- ---------- ---------- ----------             ----------
                                                38,032     37,637     37,609     37,376                 37,352
                                            ========== ========== ========== ==========             ==========
Revenue mix %:
  Medicare.................................         34         34         33         31          33         33
  Medicaid.................................         46         47         48         50          48         48
  Private and other........................         20         19         19         19          19         19

Patient days (excludes managed facilities):
  Medicare.................................    439,715    439,913    427,688    420,916   1,728,232    448,291
  Medicaid.................................  1,883,679  1,890,725  1,937,000  1,945,576   7,656,980  1,875,858
  Private and other........................    502,996    500,934    501,298    492,888   1,998,116    462,782
                                            ---------- ---------- ---------- ---------- ----------- ----------
                                             2,826,390  2,831,572  2,865,986  2,859,380  11,383,328  2,786,931
                                            ========== ========== ========== ========== =========== ==========
Revenues per patient day:
  Medicare................................. $      358 $      358 $      361 $      334 $       353 $      337
  Medicaid.................................        114        113        116        119         116        119
  Private and other........................        179        178        181        181         180        187
  Weighted average.........................        163        163        164        161         163        165

Hospital Data:
End of period data:
  Number of hospitals......................         57         63         64         65                     65
  Number of licensed beds..................      4,961      5,276      5,344      5,385                  5,408

Revenue mix % (a):
  Medicare.................................         58         61         58         61          59         60
  Medicaid.................................         10          8          8          9           9          8
  Private and other........................         32         31         34         30          32         32

Patient days:
  Medicare.................................    196,057    218,392    209,158    211,990     835,597    222,919
  Medicaid.................................     33,864     32,635     33,590     34,733     134,822     32,266
  Private and other........................     58,437     57,266     56,623     57,279     229,605     58,369
                                            ---------- ---------- ---------- ---------- ----------- ----------
                                               288,358    308,293    299,371    304,002   1,200,024    313,554
                                            ========== ========== ========== ========== =========== ==========
Revenues per patient day (a):
  Medicare................................. $      880 $      893 $      913 $      940 $       907 $      918
  Medicaid.................................        880        811        831        821         836        825
  Private and other........................      1,609      1,768      1,977      1,719       1,767      1,877
  Weighted average.........................      1,028      1,047      1,105      1,073       1,064      1,087

Pharmacy Data:
Number of customer licensed beds at end
 of period:
  Company-operated.........................     30,471     30,568     30,279     29,966                 29,804
  Non-affiliated...........................     25,695     27,148     28,460     28,873                 28,365
                                            ---------- ---------- ---------- ----------             ----------
                                                56,166     57,716     58,739     58,839                 58,169
                                            ========== ========== ========== ==========             ==========

--------
(a) Includes $12.1 million related to a favorable settlement with a private insurance company recorded in the third quarter of 2002.

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

                           Interest Rate Sensitivity
               Principal (Notional) Amount by Expected Maturity
                             Average Interest Rate
                            (Dollars in thousands)

                                                     Expected maturities                 Fair
                                      -------------------------------------------------  value
                                      2003  2004  2005  2006  2007  Thereafter  Total   3/31/03
                                      ----  ----  ----  ----  ----  ---------- -------- --------
Liabilities:
Long-term debt, including amounts due
 within one year:
  Fixed rate......................... $146  $ 64  $ 70  $ 76  $ 83   $  1,215  $  1,654 $  1,679
  Average interest rate..............  9.6%  8.8%  8.8%  8.8%  8.8%       8.8%
  Variable rate...................... $  -  $  -  $  -  $  -  $  -   $160,500  $160,500 $148,462
  Average interest rate (a)

--------
(a) Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

                       ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

   Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

   The Company has been informed by the Kentucky Attorney General's Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company's Kentucky-based nursing facilities that may lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Subsequently, the Company was informed that the Kentucky Attorney General's Office has transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against the Company and/or its officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of the Company's nursing facilities from the Medicare and Medicaid programs and related material defaults under its master lease agreements with Ventas. The Company believes that these allegations are without merit and intends to defend against them vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits:


 3.1 Amended and Restated Bylaws of the Company. Exhibit 3.3 to the Company's Form 10-K for
     the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1 Amendment No. 4, dated as of March 19, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the
     Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank
     (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust
     Company of New York), as Administrative and Collateral Agent, and General Electric Capital
     Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the
     Company's Current Report on Form 8-K dated March 19, 2003 (Comm. File No. 001-14057)
     is hereby incorporated by reference.

10.2 Amendment No. 4, dated as of March 19, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the
     Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative
     Agent and Collateral Agent. Exhibit 99.2 to the Company's Current Report on Form 8-K
     dated March 19, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3 Employment Agreement dated as of March 24, 2003 by and between Kindred Healthcare, Inc.
     and Edward L. Kuntz.

10.4 Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare
     Operating, Inc. and Mark A. McCullough.

10.5 Change-in-Control Severance Agreement dated as of February 25, 2003 by and between
     Kindred Healthcare Operating, Inc. and Mark A. McCullough.

10.6 Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare
     Operating, Inc. and Joseph L. Landenwich.

10.7 Change-in-Control Severance Agreement dated as of February 25, 2003 by and between
     Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Corporate Governance Guidelines. Exhibit 99.5 to the Company's Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

   (b) Reports on Form 8-K:

   On March 19, 2003, the Company filed a Current Report on Form 8-K announcing that it had successfully completed certain amendments to its $120 million revolving credit agreement and its $300 million senior secured note agreement. On March 24, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the fourth quarter and fiscal year ended December 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KINDRED HEALTHCARE, INC.

           Date:  May 15, 2003             /s/  EDWARD L. KUNTZ
                                      -------------------------------
                                              Edward L. Kuntz
                                         Chairman of the Board and
                                          Chief Executive Officer

           Date:  May 15, 2003          /s/  RICHARD A. LECHLEITER
                                      -------------------------------
                                           Richard A. Lechleiter
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

             Date:  May 15, 2003          /s/  EDWARD L. KUNTZ
                                        -------------------------
                                             Edward L. Kuntz
                                        Chairman of the Board and
                                         Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

           Date:  May 15, 2003          /s/  RICHARD A. LECHLEITER
                                      -------------------------------
                                           Richard A. Lechleiter
                                       Senior Vice President, Chief
                                      Financial Officer and Treasurer