Form 10-Q
period 2003-06-30
KINDRED HEALTHCARE INC
filed 2003-08-13
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 001-14057

KINDRED HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1323993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

680 South Fourth Street Louisville, KY (Address of principal executive offices)	40202-2412 (Zip Code)

(502) 596-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☑    No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2003
Common stock, $0.25 par value	17,862,454 shares

1 of 46

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$839,218	$806,544	$1,668,326	$1,586,018

Salaries, wages and benefits	480,037	459,020	958,828	907,131
Supplies	107,918	103,304	215,858	202,514
Rent	66,586	64,866	131,991	127,596
Other operating expenses	147,745	120,691	301,090	235,644
Depreciation	20,358	17,249	40,188	33,790
Interest expense	2,995	3,818	5,883	7,550
Investment income	(1,676)	(3,396)	(3,311)	(5,275)

	823,963	765,552	1,650,527	1,508,950

Income from continuing operations before reorganization items and income taxes	15,255	40,992	17,799	77,068
Reorganization items	–	(5,520)	–	(5,520)

Income from continuing operations before income taxes	15,255	46,512	17,799	82,588
Provision for income taxes	5,554	19,121	8,241	33,942

Income from continuing operations	9,701	27,391	9,558	48,646
Discontinued operations, net of income taxes:
Loss from operations	(17,112)	(3,729)	(30,093)	(6,806)
Loss on divestiture of operations	(36,019)	–	(36,019)	–

Net income (loss)	$(43,430)	$23,662	$(56,554)	$41,840

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.56	$1.58	$0.55	$2.81
Discontinued operations:
Loss from operations	(0.98)	(0.22)	(1.73)	(0.40)
Loss on divestiture of operations	(2.07)	–	(2.07)	–

Net income (loss)	$(2.49)	$1.36	$(3.25)	$2.41

Diluted:
Income from continuing operations	$0.56	$1.40	$0.55	$2.51
Discontinued operations:
Loss from operations	(0.98)	(0.19)	(1.73)	(0.35)
Loss on divestiture of operations	(2.07)	–	(2.07)	–

Net income (loss)	$(2.49)	$1.21	$(3.25)	$2.16

Shares used in computing earnings (loss) per common share:
Basic	17,407	17,345	17,392	17,327
Diluted	17,414	19,554	17,399	19,332

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$170,137	$244,070
Cash – restricted	8,403	7,908
Insurance subsidiary investments	165,704	130,415
Accounts receivable less allowance for loss of $91,906 – June 30 and $95,952 – December 31	384,173	420,611
Receivable from sale of assets	60,996	–
Inventories	29,680	30,460
Other	95,902	86,852

	914,995	920,316

Property and equipment	626,841	611,944
Accumulated depreciation	(153,955)	(115,373)

	472,886	496,571

Goodwill	77,353	88,259
Insurance subsidiary investments	83,549	18,171
Other	113,207	120,861

	$1,661,990	$1,644,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,470	$124,466
Salaries, wages and other compensation	220,951	220,124
Due to third party payors	31,832	25,177
Other accrued liabilities	167,913	150,020
Income taxes	13,364	62,111
Long-term debt due within one year	4,144	258

	562,674	582,156

Long-term debt	201,776	162,008
Professional liability risks	260,528	211,771
Deferred credits and other liabilities	59,841	56,615

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 17,649 shares	4,412	4,412
Capital in excess of par value	547,459	547,609
Deferred compensation	(4,585)	(6,967)
Accumulated other comprehensive income	325	460
Retained earnings	29,560	86,114

	577,171	631,628

	$1,661,990	$1,644,178

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$(43,430)	$23,662	$(56,554)	$41,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,526	17,413	40,609	34,109
Amortization of deferred compensation costs	984	1,320	2,237	3,906
Provision for doubtful accounts	6,678	3,217	12,966	7,501
Loss on divestiture of discontinued operations	36,019	–	36,019	–
Unusual transactions	–	525	–	525
Reorganization items	–	(5,520)	–	(5,520)
Other	910	550	1,416	605
Change in operating assets and liabilities:
Accounts receivable	64,373	(4,147)	11,057	(3,548)
Inventories and other assets	13,193	20,057	6,806	3,066
Accounts payable	1,202	(8,352)	(1,796)	7,175
Income taxes	(7,259)	1,582	(12,716)	5,889
Due to third party payors	3,104	382	6,655	(7,022)
Other accrued liabilities	48,753	42,754	77,083	40,076

Net cash provided by operating activities before reorganization items	145,053	93,443	123,782	128,602
Payment of reorganization items	(522)	(1,214)	(917)	(3,676)

Net cash provided by operating activities	144,531	92,229	122,865	124,926

Cash flows from investing activities:
Purchase of property and equipment	(17,477)	(19,359)	(28,042)	(29,227)
Acquisition of healthcare facilities	(63,795)	(45,551)	(63,795)	(45,551)
Sale of assets	7,659	752	7,659	752
Surety bond deposits	–	9,676	–	9,676
Net change in insurance subsidiary investments	(694)	(35,112)	(100,667)	(34,204)
Net change in other investments	2,645	1,935	(2,040)	2,691
Other	(1,702)	42	(2,035)	201

Net cash used in investing activities	(73,364)	(87,617)	(188,920)	(95,662)

Cash flows from financing activities:
Repayment of long-term debt	(116)	(178)	(228)	(279)
Payment of deferred financing costs	(1,276)	(1,010)	(2,872)	(1,010)
Other	189	(2,018)	(4,778)	(6,512)

Net cash used in financing activities	(1,203)	(3,206)	(7,878)	(7,801)

Change in cash and cash equivalents	69,964	1,406	(73,933)	21,463
Cash and cash equivalents at beginning of period	100,173	210,856	244,070	190,799

Cash and cash equivalents at end of period	$170,137	$212,262	$170,137	$212,262

Supplemental information:
Interest payments	$2,910	$3,948	$5,745	$7,867
Income tax payments	2,100	15,174	2,118	23,792

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At June 30, 2003, the Company’s health services division operated 265 nursing centers in 30 states and a rehabilitation therapy business. The Company’s hospital division operated 65 hospitals in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

On June 30, 2003, the Company completed the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets not sold at June 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3.

On April 1, 2002, the Company expanded its national network of long-term acute care hospitals by acquiring all of the outstanding stock of Specialty Healthcare Services, Inc. (“Specialty”), a private operator of six long-term acute care hospitals (the “Specialty Acquisition”). The operating results of Specialty have been included in the consolidated financial statements of the Company since the date of acquisition.

On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of the Company’s Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”), as modified at the confirmation hearing by the United States Bankruptcy Court for the District of Delaware. In connection with its emergence, the Company changed its name to Kindred Healthcare, Inc.

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and effective July 1, 2003 for VIEs created before February 1, 2003. Management has determined that the adoption of FIN 46 will not have an impact on the Company’s financial position, results of operations or liquidity.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS 148 provides transitional guidance for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” so that entities will

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of Recent Accounting Pronouncements (Continued)

have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. The Company has elected not to change its method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions became effective for the Company’s fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or liquidity. See Note 12.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 became effective for exit and disposal activities of the Company that were initiated after December 31, 2002.

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion (“APB”) No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items have been reclassified to income from continuing operations.

Stock Option Accounting

The Company follows APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing stock options.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock Option Accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(43,430)	$23,662	$(56,554)	$41,840
Adjustments, net of income taxes:
Stock-based compensation expense included in reported net income (loss)	984	1,320	2,237	3,906
Stock-based compensation expense determined under fair value based method	(2,063)	(2,303)	(4,574)	(5,404)

Pro forma net income (loss)	$(44,509)	$22,679	$(58,891)	$40,342

Earnings (loss) per common share:
As reported:
Basic	$(2.49)	$1.36	$(3.25)	$2.41
Diluted	$(2.49)	$1.21	$(3.25)	$2.16
Pro forma:
Basic	$(2.56)	$1.31	$(3.39)	$2.33
Diluted	$(2.56)	$1.16	$(3.38)	$2.09

Comprehensive income

The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(43,430)	$23,662	$(56,554)	$41,840
Net unrealized investment gains (losses), net of income taxes	12	–	(135)	(80)

Comprehensive income (loss)	$(43,418)	$23,662	$(56,689)	$41,760

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other Information (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items discussed in Notes 2 and 4, all such adjustments are of a normal and recurring nature.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

NOTE 2 – FLORIDA AND TEXAS NURSING CENTER DIVESTITURE

As discussed in Note 1, the Company completed the Florida and Texas Divestiture on June 30, 2003.

In connection with the Florida and Texas Divestiture, the Company acquired 15 Florida nursing centers and one Texas nursing center from Ventas, Inc. (“Ventas”) on June 30, 2003 for approximately $60 million and a $4 million lease termination fee. In addition, the Company amended its master leases with Ventas to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the master leases will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the master leases. The annual rent of approximately $9 million on the acquired facilities terminated upon the closing of the purchase transaction. The Company financed its obligations at the closing of the purchase transaction through the use of existing cash.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in the accompanying unaudited condensed consolidated balance sheet.

The Company completed the divestiture of all of its Florida nursing center operations on June 30, 2003. The Company sold the real estate related to the 15 nursing centers it acquired from Ventas and the two nursing centers previously owned by the Company in Florida. The sale price for the real estate and related personal property associated with all of the Florida nursing center operations aggregated approximately $64 million. The accompanying unaudited condensed consolidated balance sheet at June 30, 2003 included a $61 million receivable from the sale of the Florida nursing centers because the Company did not receive these proceeds until July 1, 2003.

The Company also completed the sublease of the remaining Florida nursing center previously operated by the Company on June 30, 2003. The rental payments under the sublease approximate the Company’s annual rental obligations under the existing lease agreement. The sublease will expire upon the expiration of the primary lease, whereupon the Company’s obligation with respect to the primary lease also will terminate.

The Company also sold its accounts receivable relating to the Florida nursing centers.

The Company also completed the divestiture of its two Texas nursing center operations in the second quarter of 2003. The Company terminated the lease with respect to one facility and entered into a lease with a third party to transfer the operations of the other Texas facility acquired from Ventas. The Company also entered

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – FLORIDA AND TEXAS NURSING CENTER DIVESTITURE (Continued)

into a non-binding letter of intent to sell the remaining leased facility to the same third party. The assets related to the Texas nursing center not sold at June 30, 2003 have been classified as assets held for sale in the accompanying unaudited condensed consolidated balance sheet.

In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $58.6 million ($36.0 million net of income taxes), calculated as follows (in thousands):

Cash proceeds from sale of Florida nursing centers:
Real estate (a)	$62,030
Personal property and inventory	2,335
Accounts receivable	9,000
Property and transfer tax settlements (a)	(1,034)
Employee benefit obligations assumed by buyer	(2,550)

	69,781
Direct transaction costs	(3,211)

	66,570

Sale of Texas nursing center net operating assets and liabilities	16

Cash payment to terminate the lease of a Texas nursing center	(1,066)	$65,520

Accounts receivable sold but not settled at closing		4,283

Net book value of assets and liabilities sold		(127,785)

Fair value adjustment for assets held for sale at June 30		(585)

Pretax loss on divestiture of operations		(58,567)
Income tax benefit		22,548

Loss on divestiture of operations		$(36,019)

(a)	Net cash proceeds received on July 1, 2003.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the Florida and Texas Divestiture has been accounted for as a discontinued operation. Accordingly, the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. These operations were previously included in the nursing centers business segment within the Company’s health services division. Assets not sold at June 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

A summary of the discontinued operations of the Florida and Texas nursing centers follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues	$34,714	$33,837	$70,366	$67,507
Operating expenses	59,326	36,789	112,848	72,427

Operating loss	(24,612)	(2,952)	(42,482)	(4,920)
Rent	3,045	2,952	6,032	5,833
Depreciation	168	164	421	319
Investment income	–	(4)	(3)	(5)

Loss from operations before income taxes	(27,825)	(6,064)	(48,932)	(11,067)
Income tax benefit	(10,713)	(2,335)	(18,839)	(4,261)

Loss from operations	(17,112)	(3,729)	(30,093)	(6,806)
Loss on divestiture of operations, net of income taxes	(36,019)	–	(36,019)	–

	$(53,131)	$(3,729)	$(66,112)	$(6,806)

A summary of the assets held for sale (included in other current assets) at June 30, 2003 follows (in thousands):

Current assets	$50
Property and equipment, net	2,950

$3,000

NOTE 4 – REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

Operating results for the three months ended June 30, 2002 included income of $5.5 million resulting from a change in estimate for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

Operating results for the three months ended June 30, 2002 also included a $525,000 lease termination charge for an unprofitable hospital. This amount was classified as other operating expenses in the accompanying unaudited condensed consolidated statement of operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – SPECIALTY ACQUISITION

On April 1, 2002, the Company completed the Specialty Acquisition. The transaction was financed through the use of existing cash. A summary of the Specialty Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill	$63,123
Fair value of liabilities assumed	(16,350)

Net assets acquired	46,773
Cash acquired	(842)

Net cash paid	$45,931

The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $32 million. Additional adjustments to the purchase price of $2 million were recorded in the second quarter of 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues from continuing operations by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Medicare	$348,750	$342,176	$694,886	$661,097
Medicaid	270,201	255,571	537,247	513,639
Private and other	235,725	222,945	467,394	439,493

	854,676	820,692	1,699,527	1,614,229
Elimination	(15,458)	(14,148)	(31,201)	(28,211)

	$839,218	$806,544	$1,668,326	$1,586,018

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Earnings (loss):
Income from continuing operations	$9,701	$27,391	$9,558	$48,646
Discontinued operations, net of income taxes:
Loss from operations	(17,112)	(3,729)	(30,093)	(6,806)
Loss on divestiture of operations	(36,019)	–	(36,019)	–

Net income (loss)	$(43,430)	$23,662	$(56,554)	$41,840

Shares used in the computation:
Weighted average shares outstanding – basic computation	17,407	17,345	17,392	17,327
Dilutive effect of warrants, stock options and non-vested restricted stock	7	2,209	7	2,005

Adjusted weighted average shares outstanding – diluted computation	17,414	19,554	17,399	19,332

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.56	$1.58	$0.55	$2.81
Discontinued operations:
Loss from operations	(0.98)	(0.22)	(1.73)	(0.40)
Loss on divestiture of operations	(2.07)	–	(2.07)	–

Net income (loss)	$(2.49)	$1.36	$(3.25)	$2.41

Diluted:
Income from continuing operations	$0.56	$1.40	$0.55	$2.51
Discontinued operations:
Loss from operations	(0.98)	(0.19)	(1.73)	(0.35)
Loss on divestiture of operations	(2.07)	–	(2.07)	–

Net income (loss)	$(2.49)	$1.21	$(3.25)	$2.16

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA

The Company operates three business segments: the health services division, the hospital division and the pharmacy division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division primarily operates long-term acute care hospitals and the pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating data for all periods presented reflects the continuing operations of the Company unless otherwise indicated. See Note 3 for a summary of discontinued operations.

Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company’s institutional pharmacy division as a separate operating division, both of which were effective on January 1, 2003.

The Company identified its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with data used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Health services division:
Nursing centers	$431,207	$427,136	$856,114	$855,353
Rehabilitation services	8,795	8,566	17,297	16,396

	440,002	435,702	873,411	871,749
Hospital division:
Hospitals	346,054	322,764	686,909	619,206
Ancillary services	1,484	2,278	3,243	4,148

	347,538	325,042	690,152	623,354

Pharmacy division	67,136	59,948	135,964	119,126

	854,676	820,692	1,699,527	1,614,229
Elimination of pharmacy charges to Company nursing centers	(15,458)	(14,148)	(31,201)	(28,211)

	$839,218	$806,544	$1,668,326	$1,586,018

Income from continuing operations:
Operating income (loss):
Health services division:
Nursing centers	$56,465	$85,774	$98,390	$170,469
Rehabilitation services	(750)	288	(1,709)	222

	55,715	86,062	96,681	170,691
Hospital division:
Hospitals	74,017	62,326	144,321	121,900
Ancillary services	(562)	246	(382)	381

	73,455	62,572	143,939	122,281

Pharmacy division	6,109	5,823	13,011	11,360
Corporate overhead	(31,761)	(30,403)	(61,081)	(63,078)

	103,518	124,054	192,550	241,254
Unusual transactions	–	(525)	–	(525)
Reorganization items	–	5,520	–	5,520

Operating income	103,518	129,049	192,550	246,249
Rent	(66,586)	(64,866)	(131,991)	(127,596)
Depreciation	(20,358)	(17,249)	(40,188)	(33,790)
Interest, net	(1,319)	(422)	(2,572)	(2,275)

Income from continuing operations before income taxes	15,255	46,512	17,799	82,588
Provision for income taxes	5,554	19,121	8,241	33,942

	$9,701	$27,391	$9,558	$48,646

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Rent:
Health services division:
Nursing centers	$40,956	$39,136	$81,098	$77,531
Rehabilitation services	95	24	164	48

	41,051	39,160	81,262	77,579
Hospital division:
Hospitals	24,625	24,675	48,829	48,011
Ancillary services	213	234	414	459

	24,838	24,909	49,243	48,470

Pharmacy division	638	734	1,363	1,451
Corporate	59	63	123	96

	$66,586	$64,866	$131,991	$127,596

Depreciation:
Health services division:
Nursing centers	$6,818	$5,985	$13,492	$11,906
Rehabilitation services	20	6	36	15

	6,838	5,991	13,528	11,921
Hospital division:
Hospitals	7,658	6,638	14,913	12,999
Ancillary services	(39)	200	80	346

	7,619	6,838	14,993	13,345

Pharmacy division	552	428	1,083	825
Corporate	5,349	3,992	10,584	7,699

	$20,358	$17,249	$40,188	$33,790

Capital expenditures, excluding acquisitions:
Health services division (including discontinued operations)	$6,422	$4,728	$9,695	$6,844
Hospital division	4,133	6,430	6,955	9,746
Pharmacy division	522	782	1,138	1,178
Corporate:
Information systems	5,992	6,632	9,199	9,962
Other	408	787	1,055	1,497

	$17,477	$19,359	$28,042	$29,227

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	June 30, 2003	December 31, 2002
Assets:
Health services division	$371,187	$422,713
Hospital division	519,343	538,171
Pharmacy division	41,192	43,085
Corporate	730,268	640,209

	$1,661,990	$1,644,178

Goodwill:
Health services division	$23,971	$31,045
Hospital division	51,808	55,168
Pharmacy division	1,574	2,046

	$77,353	$88,259

NOTE 9 – INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Professional liability:
Continuing operations	$21,519	$8,832	$53,211	$16,518
Discontinued operations	27,932	9,380	50,205	17,773

Workers compensation:
Continuing operations	$12,285	$10,440	$24,425	$21,416
Discontinued operations	1,082	851	2,163	1,702

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2003			December 31, 2002
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$106,963	$58,741	$165,704	$87,712	$42,703	$130,415
Reinsurance recoverables	4,665	–	4,665	6,713	–	6,713
Deposits	–	939	939	–	926	926

	111,628	59,680	171,308	94,425	43,629	138,054
Non-current:
Insurance subsidiary investments	83,549	–	83,549	18,171	–	18,171
Reinsurance recoverables	10,017	–	10,017	6,160	–	6,160
Deposits	7,250	1,270	8,520	7,380	1,270	8,650
Other	320	164	484	319	249	568

	101,136	1,434	102,570	32,030	1,519	33,549

	$212,764	$61,114	$273,878	$126,455	$45,148	$171,603

Liabilities:
Allowance for insurance risks:
Current	$63,620	$14,171	$77,791	$45,346	$12,230	$57,576
Non-current	260,528	46,580	307,108	211,771	40,756	252,527

	$324,148	$60,751	$384,899	$257,117	$52,986	$310,103

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $349 million at June 30, 2003 and $275 million at December 31, 2002.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INCOME TAXES

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14 million had no impact on the Company’s second quarter earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

NOTE 11 – LONG-TERM DEBT

In June 2003, the Company completed certain amendments to its revolving credit agreement and its senior secured notes agreement. These amendments were necessary primarily to facilitate the Florida and Texas Divestiture. The amendments provided that the purchase of the facilities from Ventas did not impact the Company’s existing allowances for acquisitions and investments in healthcare facilities. In addition, the amendments to the Ventas master leases in connection with the Ventas transaction were approved by the lenders. The Company also received lender approval to divest of its 18 Florida and two Texas nursing centers. The amendments further provided for a $60 million repayment of the senior secured notes from the sales proceeds of these nursing centers. The lenders also approved modifications to certain financial covenants. In addition, commitment fees payable under the revolving credit facility were increased to 0.75% from 0.50%. Terms related to interest rates on borrowed amounts, repayment terms and maturities were unchanged.

Upon receipt of the sales proceeds from the Florida and Texas Divestiture, the Company completed the previously negotiated $60 million repayment of the senior secured notes on July 1, 2003.

As previously discussed, the $44 million present value rent obligation to Ventas incurred in connection with the acquisition of the Florida and Texas nursing centers has been classified as long-term debt in the accompanying unaudited condensed consolidated balance sheet.

NOTE 12 – CONTINGENCIES

Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

Management believes that allowances for losses have been provided to the extent necessary and that its assessment of contingencies is reasonable.

Principal contingencies are described below:

Revenues–Certain third party payments are subject to examination by agencies administering the various programs. The Company is contesting certain issues raised in audits of prior year cost reports.

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 9.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness aggregated $6.8 million at June 30, 2003.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – CONTINGENCIES (Continued)

Income taxes–The Internal Revenue Service is conducting its examination of the Company’s 2000 and 2001 federal income tax returns.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 13.

Ventas indemnification–In connection with the Company’s spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company, and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to hold Ventas harmless from all claims against Ventas arising from third party leases and guarantees entered into before the spin-off. Under the Plan of Reorganization, the Company agreed to continue to fulfill its indemnification obligations arising from the spin-off.

Other indemnifications–In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions specific to a transaction such as a disposal of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event. The Company regularly evaluates the probability of incurring costs associated with these indemnifications and has provided for expected losses that are probable.

NOTE 13 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company’s reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – LITIGATION (Continued)

any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, and the court has not yet ruled on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously if the dismissal is vacated.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys’ fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions have been consolidated by the District Court. In May 2003, the defendants filed a motion to dismiss the consolidated class action, and the court has not yet ruled on that motion. The Company believes that the allegations in all of these putative class action complaints are without merit, and intends to defend these lawsuits vigorously.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On July 24, 2003, the District Court entered an order consolidating the Fedorka and Win derivative actions and staying all proceedings in the consolidated derivative action until the District Court rules on the defendants’ motion to dismiss the consolidated class action. The state and federal derivative complaints, which

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – LITIGATION (Continued)

recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of the Company’s common stock would dramatically decrease when the Company’s inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of the Company’s common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of the Company’s common stock, as well as attorneys’ fees and other expenses. The Company believes that the allegations in the complaints are without merit and intends to defend these actions vigorously.

The Company has been informed by the Kentucky Attorney General’s Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company’s Kentucky-based nursing facilities that may lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Subsequently, the Company was informed that the Kentucky Attorney General’s Office has transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against the Company and/or its officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of the Company’s nursing facilities from the Medicare and Medicaid programs and related material defaults under its master lease agreements with Ventas. The Company believes that these allegations are without merit and intends to defend against them vigorously.

In connection with the Company’s spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, the Company agreed to continue to fulfill the Company’s indemnification obligations arising from the spin-off.

The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the normal course of the Company’s business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other state and federal enforcement and regulatory agencies will not initiate additional investigations related to the Company’s businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the litigation and investigations discussed above (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company’s operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

•	the Company’s ability to meet its rental and debt services obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs and the new prospective payment system for long-term acute care hospitals,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, particularly labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to integrate operations of acquired facilities,

•	the increase in the costs of defending and insuring against professional liability claims and the Company’s ability to predict the estimated costs related to such claims, and

•	the Company’s ability to successfully reduce (by divestiture or otherwise) its exposure to professional liability claims.

Many of these factors are beyond the Company’s control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General

The business segment data in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At June 30, 2003, the Company’s health services division operated 265 nursing centers (34,197 licensed beds) in 30 states and a rehabilitation therapy business. The Company’s hospital division operated 65 hospitals (5,430 licensed beds) in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

On June 30, 2003, the Company completed the Florida and Texas Divestiture. In accordance with SFAS 144, the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets not sold at June 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s unaudited condensed consolidated financial statements.

Revenue recognition

The Company has agreements with third party payors that provide for payments to its nursing centers, hospitals and institutional pharmacies. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

Collectibility of accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

The provision for doubtful accounts for continuing operations totaled $6 million and $3 million for the three months ended June 30, 2003 and 2002, respectively, and $11 million and $7 million for the six months ended June 30, 2003 and 2002, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in the Company’s unaudited condensed consolidated financial statements aggregated $324 million at June 30, 2003 and $257 million at December 31, 2002. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $349 million at June 30, 2003 and $275 million at December 31, 2002.

Changes in the number of professional liability claims and the increasing cost of these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2003 would have impacted the Company’s operating income by approximately $3 million.

The provision for loss for professional liability risks for continuing operations, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $21 million and $9 million for the three months ended June 30, 2003 and 2002, respectively, and $53 million and $17 million for the six months ended June 30, 2003 and 2002, respectively. The provision for loss for professional liability risks is subject to ongoing volatility as a result of continued claims experience, differences between subsequent expected ultimate claims costs and historical provisions for loss and revisions to actuarial assumptions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $61 million at June 30, 2003 and $53 million at December 31, 2002. The provision for loss for workers compensation risks for continuing operations, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million and $10 million for the three months ended June 30, 2003 and 2002, respectively, and $24 million and $21 million for the six months ended June 30, 2003 and 2002, respectively.

See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

Accounting for income taxes

The provision for income taxes is based upon the Company’s estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards.

There are significant uncertainties with respect to professional liability costs and future Medicare payments to both the Company’s nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realization of the deferred tax assets is uncertain. Deferred tax assets recognized by the Company approximated $75 million at both June 30, 2003 and December 31, 2002.

If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered “more likely than not” to be realized by the Company, goodwill recorded in connection with the Company’s emergence from bankruptcy will be reduced accordingly. If goodwill is eliminated in full, any excess will be treated as an increase to capital in excess of par value. Goodwill has been reduced by approximately $107 million since the Company’s emergence from bankruptcy related to the recognition of pre-reorganization deferred tax assets.

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14 million had no impact on the Company’s second quarter earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual operating facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under the master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

In connection with the June 2001 issuance of SFAS No. 142 , “Goodwill and Other Intangible Assets,” the Company ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year.

Regulatory Changes

The Balanced Budget Act of 1997 (the “Balanced Budget Act”) contained extensive changes to the Medicare and Medicaid programs intended to reduce the projected amount of increase in payments under those programs over a five year period. Virtually all spending reductions were derived from reimbursements to providers and changes in program components. The Balanced Budget Act has affected adversely the revenues in the Company’s health services division and hospital division.

The Balanced Budget Act established a Medicare prospective payment system (“PPS”) for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of the Company’s nursing centers adopted PPS on July 1, 1998. The payments received under PPS cover substantially all services for Medicare patients including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

The Balanced Budget Act also reduced payments made to the Company’s hospitals by reducing incentive payments pursuant to the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”), allowable costs for bad debts and payments for services to patients transferred from a general short-term acute care hospital. In addition, the Balanced Budget Act reduced allowable costs for capital expenditures by 15%. These reductions have had a material adverse impact on hospital revenues.

Under PPS, the ability to bill Medicare separately for ancillary services provided to nursing center patients also has declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to patients, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules. The decline in the demand for ancillary services since the implementation of PPS is mostly attributable to efforts by nursing centers to reduce operating costs. As a result, many nursing centers have elected to provide ancillary services to their patients through internal staff. In response to PPS and a significant decline in the demand for ancillary services, the Company realigned its former ancillary services division in 1999 by integrating the physical rehabilitation, speech and occupational therapy businesses into the health services division and assigning the institutional pharmacy business to the hospital division. The Company’s respiratory therapy and other ancillary businesses were discontinued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

Various legislative and regulatory actions have provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balanced Budget Refinement Act (the “BBRA”) was enacted. Effective April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. Effective October 1, 2000, the BBRA increased all PPS payment categories by 4% through September 30, 2002.

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping (“RUG”) payment system is established by CMS. CMS recently announced that it will further delay the establishment of a revised RUG classification system until 2005. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues from continuing operations associated with the 20% upward adjustment approximated $9 million for each of the three months ended June 30, 2003 and 2002 and $19 million and $18 million for the six months ended June 30, 2003 and 2002, respectively.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2002.

BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. On February 7, 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services provided by skilled nursing centers in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. On July 3, 2003, CMS announced a delay in the implementation of the therapy limitations until September 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year.

In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to the Company’s nursing centers (continuing operations) declined by approximately $35 per patient day or $14 million in the second quarter of 2003 compared to the second quarter of 2002, resulting in a material reduction in nursing center operating income. The Company’s nursing centers received reimbursement from continuing operations under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $9 million and $13 million for the three months ended June 30, 2003 and 2002, respectively, and $19 million and $26 million for the six months ended June 30, 2003 and 2002, respectively. Revenues from continuing operations associated with BIPA aggregated approximately $10 million for the three months ended June 30, 2002 and $20 million for the six months ended June 30, 2002.

On August 1, 2003, CMS published a final rule implementing a 3.26% market basket adjustment increase in Medicare payment rates beginning on October 1, 2003. Medicare reimbursement to the Company’s nursing centers should increase by approximately $10 per patient day from this adjustment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

On October 1, 2002, the provision under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $3 million in the second quarter of 2003 and $5 million for the six month period compared to the same periods in 2002.

On August 30, 2002, CMS issued final regulations for the new prospective payment system for long-term acute care hospitals (“LTAC PPS”) that became effective on October 1, 2002. Because of the Company’s Medicare cost reporting periods, this new payment system will not become effective for all but two of the Company’s long-term acute care hospitals until September 1, 2003.

As anticipated, LTAC PPS is based on discharge-based diagnosis related groups (“DRGs”) similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, the new payment system utilizes different rates and formulas. Three types of payments will be used in the new system: (a) short stay outlier payment, which will provide for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $19,590 per discharge.

The new system provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term acute care hospital to another healthcare setting and are subsequently re-admitted to the long-term acute care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

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

As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals may elect to phase in the new system over five years. These phase-in provisions will enable providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system. On July 31, 2003, the Company filed with CMS to convert 59 of its 61 long-term acute care hospitals immediately to the full federal rates under the new payment system.

The Company’s hospitals currently receive interim cash payments under TEFRA as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. Either payment system may negatively impact the hospital division’s operating cash flows in the third and fourth quarters of 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

The Company continues to review the extensive regulations associated with the new LTAC PPS. Based upon the Company’s analysis to date, management believes that the new system should not have a material impact on its hospital operating results but may negatively impact operating cash flows in the short term. These estimates are based upon current patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, the Company cannot predict the ultimate impact of the new LTAC PPS on its hospital operating results and there can be no assurance that such regulations or operational changes resulting from these regulations will not have a material adverse impact on the Company’s financial position, results of operations or liquidity. In addition, there can be no assurance that the new LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. In addition, budgetary pressures currently impacting a number of states may further reduce Medicaid payments to the Company’s nursing centers. Some states also are considering regulatory changes that include a moratorium on the designation of additional long-term acute care hospitals. Additionally, regulatory changes in the Medicaid reimbursement system applicable to the Company’s hospitals and pharmacies have been enacted or are being considered. There also are legislative proposals including cost caps and the establishment of Medicaid prospective payment systems for nursing centers.

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

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Health Services Division – Nursing Centers

Revenues increased 1% to $431 million in the second quarter of 2003 from $427 million in the same quarter a year ago while revenues of $856 million for the six months ended June 30, 2003 were relatively unchanged compared to the same period a year ago. Patient days on both a reported basis and same-store basis declined 1% in both the second quarter and six months ended June 30, 2003 compared to the same periods last year.

Aggregate revenues per patient day increased 2% in both the second quarter of 2003 and the first six months of 2003 compared to the same periods of 2002. Medicare revenues per patient day declined 4% in the second quarter and 5% in the first six months of 2003 compared to the same periods a year ago. As previously discussed, the expiration of certain Medicare reimbursement provisions under the BBRA and BIPA on October 1, 2002 reduced Medicare revenues by approximately $35 per patient day or $14 million in the aggregate for the second quarter and $28 million in the aggregate for the six months ended June 30, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division – Nursing Centers (Continued)

Nursing center operating income totaled $56 million for the second quarter of 2003 compared to $86 million for the second quarter last year. Operating margins decreased to 13.1% for the second quarter of 2003 from 20.1% for the second quarter a year ago. For the six months ended June 30, 2003, nursing center operating income was $98 million compared to $170 million for the same period a year ago. Operating margins decreased to 11.5% for the six months ended June 30, 2003 compared to 19.9% for the same period a year ago. The decline in operating income in both periods was primarily attributable to the reduction in Medicare funding and increases in professional liability costs. Despite increases in Medicare patient days, declines in overall patient volumes also contributed to reductions in operating income.

Professional liability costs in the second quarter of 2003 totaled $16 million compared to $5 million in the second quarter of 2002. For the six months ended June 30, 2003, professional liability costs totaled $41 million compared to $10 million for the same period a year ago.

Wage and benefit costs (including contract labor) increased 5% to $263 million in the second quarter of 2003 from $250 million in the second quarter a year ago. For the six months ended June 30, 2003, these costs also increased 5% to $525 million compared to $502 million in the same period a year ago. The Company continues to experience wage rate pressures from a highly competitive market for healthcare professionals. Average hourly wage rates rose 5% while employee benefit costs grew 4% per patient day in the second quarter and first six months of 2003 compared to the same periods of 2002.

Health Services Division – Rehabilitation Services

Revenues increased 3% in the second quarter of 2003 and 5% in the six month period ended June 30, 2003 compared to the same periods a year ago. The increase in revenues was primarily attributable to increased services provided under existing external contracts.

Rehabilitation services reported an operating loss of $0.7 million in the second quarter of 2003 compared to operating income of $0.3 million in the second quarter of 2002. For the six months ended June 30, 2003, the operating loss totaled $1.7 million compared to operating income of $0.2 million in the same period a year ago. Operating results for the first six months of 2002 reflected the favorable impact of collections of old customer accounts that had been reserved in prior periods.

Hospital Division – Hospitals

Revenues increased 7% to $346 million in the second quarter of 2003 from $323 million in the same period a year ago. For the six months ended June 30, 2003, revenues increased 11% to $687 million from $619 million in the same period a year ago. Patient days increased 2% in the second quarter of 2003 and 5% for the six-month period ended June 30, 2003 from the same periods a year ago. On a same-store basis, revenues increased 7% and patient days increased 1% in the second quarter of 2003 and 8% and 2%, respectively, for the six months ended June 30, 2003 compared to the same periods a year ago.

In addition to increased patient volumes, higher rates generally contributed to growth in hospital revenues. Aggregate rates increased approximately 5% in the second quarter and the first six months of 2003 compared to the same periods in 2002. The growth in aggregate rates was primarily attributable to increases in private rates, which grew 4% to $1,843 in the second quarter of 2003 from $1,768 in the second quarter of 2002 and 10% to $1,860 for the first six months of 2003 compared to $1,688 a year ago. The growth in private rates for the six months ended June 30, 2003 was due in part to the collection of certain disputed accounts that had been reserved in prior years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division – Hospitals (Continued)

Hospital operating income rose 19% in the second quarter of 2003 to $74 million from $62 million in the second quarter of 2002. For the six months ended June 30, 2003, operating income rose 18% to $144 million from $122 million for the same period a year ago. The Specialty Acquisition increased operating income for the six months ended June 30, 2003 by $5 million compared to the same period in 2002. Operating margins were 21.4% in the second quarter of 2003 compared to 19.3% in the same period last year. For the six months ended June 30, 2003, operating margins were 21.0% compared to 19.7% in the same period last year.

Wage and benefit costs (including contract labor) increased 4% to $174 million in the second quarter of 2003 from $168 million in the same period of 2002. For the six months ended June 30, 2003, these costs increased 9% to $349 million compared to $321 million in the same period of 2002. Substantially all of the growth in wages during both periods was attributable to wage rate pressures and growth in patient volumes. The average hourly wage rate rose 2% in the second quarter of 2003 compared to the second quarter of 2002, while employee benefit costs rose 8% per patient day in the second quarter of 2003 compared to the second quarter of 2002. For the six months ended June 30, 2003, the average hourly wage rate rose 3% and employee benefit costs rose 9% per patient day compared to the six months ended June 30, 2002. Average wage rates reflected a decline in contract labor costs to $7 million in the second quarter of 2003 from $13 million in the second quarter last year and a decline to $15 million for the six months ended June 30, 2003 from $23 million in the same period a year ago.

Professional liability costs were $5 million and $3 million in the second quarter of 2003 and 2002, respectively, and $12 million and $6 million for the six months ended June 30, 2003 and 2002, respectively.

Pharmacy Division

Revenues increased 12% in the second quarter of 2003 to $67 million compared to $60 million a year ago. For the six months ended June 30, 2003, revenues increased 14% to $136 million compared to $119 million a year ago. The increase resulted primarily from price increases and increased utilization of higher priced drugs. Beginning January 1, 2003, intercompany prices charged to the Company’s nursing centers (related primarily to Medicare-eligible patients) were based upon a fee-for-service arrangement. Prior thereto, intercompany charges were based on a fixed per-diem amount adjusted annually for inflation. Intercompany revenues from the Company’s nursing centers increased 9% to $15 million in the second quarter of 2003 compared to $14 million in the second quarter of last year. For the six months ended June 30, 2003, intercompany revenues from the Company’s nursing centers increased 11% to $31 million compared to $28 million in the year earlier period.

At June 30, 2003, the Company provided pharmacy services to nursing centers containing 56,400 licensed beds, including 27,600 licensed beds that the Company operates. The Company will continue to provide pharmacy services to the Florida nursing centers that were sold on June 30, 2003 (these licensed beds have been reflected in the non-affiliated customer totals at June 30, 2003). The Company provided pharmacy services to nursing centers containing 57,700 licensed beds, including 30,600 licensed beds that the Company operated at June 30, 2002. During the second quarter of 2003, the number of non-affiliated customer licensed beds serviced by the Company’s pharmacies declined by approximately 2,000.

Pharmacy division operating income totaled $6 million in both the second quarter of 2003 and 2002. For the six months ended June 30, 2003, pharmacy division operating income increased to $13 million from $11 million in the same period a year ago. Pharmacy operating margins declined to 9% in the second quarter of 2003 from 10% a year ago. For the six months ended June 30, 2003, operating margins of 10% improved slightly compared to the same period a year ago. While the new fee-for-service pricing arrangement with Company-operated

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division (Continued)

nursing centers increased pharmacy revenues, the cost of goods sold ratio increased during the first six months of 2003. The cost of goods sold as a percentage of revenues increased to 62.6% in the second quarter of 2003 compared to 61.3% in the second quarter last year. For the six months ended June 30, 2003, cost of goods sold as a percentage of revenues increased to 62.5% compared to 61.2% for the same period a year ago. The increase in both periods is primarily a result of Medicaid reimbursement reductions in certain states.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocation of corporate overhead. These costs aggregated $32 million in the second quarter of 2003 compared to $30 million in the second quarter of 2002 and $61 million compared to $63 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of revenues (before eliminations), the overhead ratio was 3.7% in both the second quarter of 2003 and 2002. For the six months ended June 30, 2003, the overhead ratio was 3.6% compared to 3.9% in the same period of 2002.

Capital Costs

Rent expense increased 3% to $67 million in the second quarter of 2003 compared to $65 million in the second quarter last year. For the six months ended June 30, 2003, rent expense increased 3% to $132 million from $128 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases.

Depreciation expense increased to $20 million in the second quarter of 2003 compared to $17 million in the second quarter last year and increased to $40 million for the six months ended June 30, 2003 compared to $34 million in the same period a year ago. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense in the second quarter of 2003, substantially all of which related to the Company’s floating rate senior secured notes, aggregated $3 million compared to $4 million in the same period last year. For the six months ended June 30, 2003, interest expense aggregated $6 million compared to $8 million in the same period last year. The reduction in interest costs in both periods resulted from prepayments of long-term debt and reductions in interest rates. At June 30, 2003, the effective interest rate of the senior secured notes was 4.8%. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%.

Investment income related to the Company’s excess cash balances and insurance subsidiary investments totaled $2 million in the second quarter of 2003 compared to $3 million in the same period last year. Investment income for the second quarter of 2002 included approximately $1 million related to the release of surety bond collateral. For the six months ended June 30, 2003, investment income totaled $3 million compared to $5 million for the same period a year ago.

Consolidated Results

The Company reported income from continuing operations before income taxes of $15 million for the second quarter of 2003 compared to $47 million for the second quarter of 2002. For the six months ended June 30, 2003, the Company reported income from continuing operations before income taxes of $18 million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated Results (Continued)

compared to $83 million for the same period last year. Income from continuing operations in the second quarter of 2003 aggregated $10 million compared to $28 million in the second quarter of 2002. Income from continuing operations for the six months ended 2003 aggregated $10 million compared to $49 million for the same period last year.

For the second quarter of 2003, the income tax provision of $5 million included an income tax benefit of approximately $2 million resulting from a change in estimate of the 2003 annual income tax provision. For the second quarter of 2002, operating results included income of $5.5 million ($3.4 million net of income taxes) resulting from a change in estimate for accrued professional and administrative costs related to the Company’s emergence from bankruptcy. The Company also recorded a lease termination charge of $0.5 million ($0.3 million net of income taxes) in the second quarter of 2002 related to an unprofitable hospital.

Discontinued Operations

Operating losses for the divested Florida and Texas nursing centers increased to $24 million in the second quarter of 2003 from $3 million in the second quarter of 2002. For the six months ended June 30, 2003, operating losses for the divested Florida and Texas nursing centers increased to $42 million from $5 million during the same period a year ago. The increases in the operating losses for both periods was primarily attributable to growth in professional liability costs. Professional liability costs in the second quarter of 2003 approximated $28 million compared to $9 million in the second quarter of 2002. For the six months ended June 30, 2003, professional liability costs totaled $50 million compared to $18 million for the same period a year ago.

In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $59 million ($36 million net of income taxes).

See Notes 3 and 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Cash flows provided by operations before reorganization items (including discontinued operations) aggregated $124 million for the six months ended June 30, 2003 compared to $129 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance the purchase of the Florida and Texas nursing centers from Ventas in 2003 and the Specialty Acquisition in 2002.

Cash and cash equivalents totaled $170 million at June 30, 2003 compared to $244 million at December 31, 2002. The accompanying unaudited condensed consolidated balance sheet at June 30, 2003 includes a $61 million receivable from the sale of the Florida nursing centers because the Company did not receive these proceeds until July 1, 2003. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term liquidity needs.

During 2002, the Company recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into the Company’s limited purpose insurance subsidiary in 2002. Based upon actuarially determined estimates, the Company funded approximately $63 million into its limited purpose insurance subsidiary in March 2003 to satisfy fiscal 2002 funding requirements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas.

In June 2003, the Company completed certain amendments to its revolving credit agreement and its senior secured notes agreement. These amendments were necessary primarily to facilitate the Florida and Texas Divestiture. The amendments provided that the purchase of the facilities from Ventas did not impact the Company’s existing allowances for acquisitions and investments in healthcare facilities. In addition, the amendments to the Ventas master leases in connection with the Ventas transaction were approved by the lenders. The Company also received lender approval to divest of its 18 Florida and two Texas nursing centers. The amendments further provided for a $60 million repayment of the senior secured notes from the sales proceeds of these nursing centers. The lenders also approved modifications to certain financial covenants. In addition, commitment fees payable under the revolving credit facility were increased to 0.75% from 0.50%. Terms related to interest rates on borrowed amounts, repayment terms and maturities were unchanged.

Upon receipt of the sales proceeds from the Florida and Texas Divestiture, the Company completed the $60 million repayment of the senior secured notes on July 1, 2003.

The Company was in compliance with the covenants related to its revolving credit facility and senior secured notes at June 30, 2003. Long-term debt at June 30, 2003 aggregated $202 million, compared to $162 million at December 31, 2002. There were no outstanding borrowings under the Company’s revolving credit facility at June 30, 2003.

Capital Resources

Excluding acquisitions, capital expenditures totaled $28 million for the six months ended June 30, 2003 compared to $29 million for the six months ended June 30, 2002. Capital expenditures (excluding acquisitions) could approximate $75 million in 2003. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

In the second quarter of 2003, the Company paid $64 million to Ventas and incurred certain debt obligations to acquire 15 nursing centers in Florida and one in Texas. The Company paid $46 million to complete the Specialty Acquisition on April 1, 2002.

The Company’s capital expenditure program is financed generally through the use of existing liquidity. At June 30, 2003, the estimated cost to complete and equip construction in progress approximated $6 million.

The terms of the Company’s revolving credit facility and senior secured notes include certain covenants which limit the Company’s annual capital expenditures. In addition, these agreements limit the Company’s ability to transfer funds to the parent company and generally prohibit repurchases of common stock and the payment of cash dividends.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s nursing centers are subject to fixed payments under PPS. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, by repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to the Company’s nursing centers. Medicare revenues in the Company’s hospitals also have been reduced by the Balanced Budget Act.

Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Balanced Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to the Company’s nursing centers and hospitals. The provisions of the BBRA and BIPA positively impacted the Company’s operating results in 2002, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA expired on October 1, 2002. The expiration of these provisions reduced the Company’s average Medicare rate paid to its nursing centers by approximately $35 per patient day. In addition, the Company continues to experience substantial increases in professional liability costs in its nursing center and hospital businesses.

Management believes that the Company’s operating margins will continue to be under pressure, particularly in the Company’s nursing center business, as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

Litigation

The Company is a party to certain material litigation. See Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2002 Quarters (a)				2003 Quarters
	First	Second	Third (b)	Fourth	First (a)	Second
Revenues	$779,474	$806,544	$827,141	$816,344	$829,108	$839,218

Salaries, wages and benefits	448,111	459,020	467,276	468,522	478,791	480,037
Supplies	99,210	103,304	106,113	106,898	107,940	107,918
Rent	62,730	64,866	65,357	65,838	65,405	66,586
Other operating expenses	114,953	120,691	145,079	128,681	153,345	147,745
Depreciation	16,541	17,249	18,052	18,735	19,830	20,358
Interest expense	3,732	3,818	1,368	3,135	2,888	2,995
Investment income	(1,879)	(3,396)	(2,343)	(2,050)	(1,635)	(1,676)

	743,398	765,552	800,902	789,759	826,564	823,963

Income from continuing operations before reorganization items and income taxes	36,076	40,992	26,239	26,585	2,544	15,255
Reorganization items	–	(5,520)	–	–	–	–

Income from continuing operations before income taxes	36,076	46,512	26,239	26,585	2,544	15,255
Provision for income taxes	14,821	19,121	12,159	10,661	2,687	5,554

Income (loss) from continuing operations	21,255	27,391	14,080	15,924	(143)	9,701
Discontinued operations, net of income taxes:
Loss from operations	(3,077)	(3,729)	(24,236)	(12,855)	(12,981)	(17,112)
Loss on divestiture of operations	–	–	–	–	–	(36,019)

Net income (loss)	$18,178	$23,662	$(10,156)	$3,069	$(13,124)	$(43,430)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$1.23	$1.58	$0.81	$0.92	$(0.01)	$0.56
Discontinued operations:
Loss from operations	(0.18)	(0.22)	(1.39)	(0.74)	(0.75)	(0.98)
Loss on divestiture of operations	–	–	–	–	–	(2.07)

Net income (loss)	$1.05	$1.36	$(0.58)	$0.18	$(0.76)	$(2.49)

Diluted:
Income (loss) from continuing operations	$1.11	$1.40	$0.77	$0.92	$(0.01)	$0.56
Discontinued operations:
Loss from operations	(0.16)	(0.19)	(1.32)	(0.74)	(0.75)	(0.98)
Loss on divestiture of operations	–	–	–	–	–	(2.07)

Net income (loss)	$0.95	$1.21	$(0.55)	$0.18	$(0.76)	$(2.49)

Shares used in computing earnings (loss) per common share:
Basic	17,308	17,345	17,380	17,377	17,377	17,407
Diluted	19,074	19,554	18,395 (c)	17,384	17,377	17,414

(a)	Prior period results of operations have been restated in accordance with SFAS 144 to reflect the classification of the Florida and Texas nursing centers as discontinued operations.
(b)	In accordance with SFAS 145, a $2.3 million pretax gain on the extinguishment of debt previously classified as an extraordinary item was reclassified to interest expense.
(c)	Prior period diluted shares used in computing earnings (loss) per common share have been restated to reflect the dilutive effect of warrants, stock options and non-vested restricted stock after restating the results of operations in accordance with SFAS 144.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2002 Quarters (a) (b)				2003 Quarters
	First	Second	Third (c)	Fourth	First (a)	Second
Revenues:
Health services division:
Nursing centers	$428,217	$427,136	$436,329	$426,886	$424,907	$431,207
Rehabilitation services	7,830	8,566	8,697	9,203	8,502	8,795

	436,047	435,702	445,026	436,089	433,409	440,002
Hospital division:
Hospitals	296,442	322,764	330,910	326,183	340,855	346,054
Ancillary services	1,870	2,278	1,639	1,766	1,759	1,484

	298,312	325,042	332,549	327,949	342,614	347,538

Pharmacy division	59,178	59,948	64,014	67,089	68,828	67,136

	793,537	820,692	841,589	831,127	844,851	854,676
Elimination of pharmacy charges to Company nursing centers	(14,063)	(14,148)	(14,448)	(14,783)	(15,743)	(15,458)

	$779,474	$806,544	$827,141	$816,344	$829,108	$839,218

Income (loss) from continuing operations:
Operating income (loss):
Health services division:
Nursing centers	$84,695	$85,774	$63,480	$59,396	$41,925	$56,465
Rehabilitation services	(66)	288	1,155	(1,639)	(959)	(750)

	84,629	86,062	64,635	57,757	40,966	55,715
Hospital division:
Hospitals	59,574	62,326	70,979	67,561	70,304	74,017
Ancillary services	135	246	(240)	118	180	(562)

	59,709	62,572	70,739	67,679	70,484	73,455

Pharmacy division	5,537	5,823	5,856	6,056	6,902	6,109
Corporate overhead	(32,675)	(30,403)	(32,557)	(21,569)	(29,320)	(31,761)

	117,200	124,054	108,673	109,923	89,032	103,518
Unusual transactions	–	(525)	–	2,320	–	–
Reorganization items	–	5,520	–	–	–	–

Operating income	117,200	129,049	108,673	112,243	89,032	103,518
Rent	(62,730)	(64,866)	(65,357)	(65,838)	(65,405)	(66,586)
Depreciation	(16,541)	(17,249)	(18,052)	(18,735)	(19,830)	(20,358)
Interest, net	(1,853)	(422)	975	(1,085)	(1,253)	(1,319)

Income from continuing operations before income taxes	36,076	46,512	26,239	26,585	2,544	15,255
Provision for income taxes	14,821	19,121	12,159	10,661	2,687	5,554

	$21,255	$27,391	$14,080	$15,924	$(143)	$9,701

(a)	Prior period results of operations have been restated in accordance with SFAS 144 to reflect the classification of the Florida and Texas nursing centers as discontinued operations.

(b)	Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company’s institutional pharmacy business as a separate operating division, both of which were effective on January 1, 2003.

(c)	In accordance with SFAS 145, a $2.3 million pretax gain on the extinguishment of debt previously classified as an extraordinary item was reclassified to interest expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2002 Quarters (a) (b)				2003 Quarters
	First	Second	Third	Fourth	First (a)	Second
Rent:
Health services division:
Nursing centers	$38,395	$39,136	$39,789	$40,124	$40,142	$40,956
Rehabilitation services	24	24	37	43	69	95

	38,419	39,160	39,826	40,167	40,211	41,051
Hospital division:
Hospitals	23,336	24,675	24,513	24,375	24,204	24,625
Ancillary services	225	234	225	232	201	213

	23,561	24,909	24,738	24,607	24,405	24,838

Pharmacy division	717	734	741	998	725	638
Corporate	33	63	52	66	64	59

	$62,730	$64,866	$65,357	$65,838	$65,405	$66,586

Depreciation:
Health services division:
Nursing centers	$5,921	$5,985	$6,363	$6,392	$6,674	$6,818
Rehabilitation services	9	6	13	15	16	20

	5,930	5,991	6,376	6,407	6,690	6,838
Hospital division:
Hospitals	6,361	6,638	6,994	7,087	7,255	7,658
Ancillary services	146	200	131	103	119	(39)

	6,507	6,838	7,125	7,190	7,374	7,619

Pharmacy division	397	428	469	513	531	552
Corporate	3,707	3,992	4,082	4,625	5,235	5,349

	$16,541	$17,249	$18,052	$18,735	$19,830	$20,358

Capital expenditures, excluding acquisitions:
Health services division (including discontinued operations)	$2,116	$4,728	$6,498	$10,785	$3,273	$6,422
Hospital division	3,316	6,430	6,056	10,831	2,822	4,133
Pharmacy division	396	782	882	1,431	616	522
Corporate:
Information systems	3,330	6,632	6,474	9,140	3,207	5,992
Other	710	787	1,056	1,691	647	408

	$9,868	$19,359	$20,966	$33,878	$10,565	$17,477

(a)	Prior period results of operations have been restated in accordance with SFAS 144 to reflect the classification of the Florida and Texas nursing centers as discontinued operations, unless otherwise indicated.

(b)	Operating data for 2002 have been reclassified to reflect certain cost realignments between the nursing centers and rehabilitation services business and the establishment of the Company’s institutional pharmacy business as a separate operating division, both of which were effective on January 1, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2002 Quarters (a)				2003 Quarters
	First	Second	Third	Fourth	First (a)	Second
Nursing Center Data:
End of period data:
Number of nursing centers:
Owned or leased	260	258	258	258	258	258
Managed	14	10	10	7	7	7

	274	268	268	265	265	265

Number of licensed beds:
Owned or leased	33,699	33,634	33,606	33,587	33,563	33,394
Managed	1,417	1,017	1,017	803	803	803

	35,116	34,651	34,623	34,390	34,366	34,197

Revenue mix %:
Medicare	34	34	33	31	33	33
Medicaid	46	47	48	50	48	48
Private and other	20	19	19	19	19	19
Patients days (excludes managed facilities):
Medicare	403,900	404,048	394,446	389,018	411,096	411,289
Medicaid	1,769,272	1,773,717	1,814,270	1,820,422	1,755,036	1,765,407
Private and other	463,345	462,196	461,289	452,894	424,738	432,200

	2,636,517	2,639,961	2,670,005	2,662,334	2,590,870	2,608,896

Revenues per patient day:
Medicare	$359	$358	$361	$334	$337	$342
Medicaid	113	112	115	118	117	118
Private and other	181	180	183	183	189	190
Weighted average	162	162	163	160	164	165

Hospital Data:
End of period data:
Number of hospitals	57	63	64	65	65	65
Number of licensed beds	4,961	5,276	5,344	5,385	5,408	5,430
Revenue mix % (b):
Medicare	58	61	58	61	60	59
Medicaid	10	8	8	9	8	8
Private and other	32	31	34	30	32	33
Patients days:
Medicare	196,057	218,392	209,158	211,990	222,919	220,123
Medicaid	33,864	32,635	33,590	34,733	32,266	33,218
Private and other	58,437	57,266	56,623	57,279	58,369	61,136

	288,358	308,293	299,371	304,002	313,554	314,477

Revenues per patient day (b):
Medicare	$880	$893	$913	$940	$918	$936
Medicaid	880	811	831	821	825	824
Private and other	1,609	1,768	1,977	1,719	1,877	1,843
Weighted average	1,028	1,047	1,105	1,073	1,087	1,100

Pharmacy Data:
Number of customer licensed beds at end of period:
Company-operated	30,471	30,568	30,279	29,966	29,804	27,566
Non-affiliated	25,695	27,148	28,460	28,873	28,365	28,848

	56,166	57,716	58,739	58,839	58,169	56,414

(a)	Prior period results of operations have been restated in accordance with SFAS 144 to reflect the classification of the Florida and Texas nursing centers as discontinued operations.

(b)	Includes $12.1 million related to a favorable settlement with a private insurance company recorded in the third quarter of 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s exposure to market risk contains “forward-looking statements” that involve risks and uncertainties. The information presented has been prepared utilizing certain assumptions considered reasonable in light of information currently available to the Company. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

The Company’s only significant exposure to market risk relates to changes in the London Interbank Offered Rate which affect the interest paid on certain borrowings.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/03
	2003	2004	2005	2006	2007	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$1,991	$4,532	$5,381	$6,339	$7,421	$19,756	$45,420	$45,647
Average interest rate	11.0%	11.0%	11.0%	11.0%	11.0%	10.9%
Variable rate	$–	$–	$–	$–	$–	$160,500	$160,500	$157,290
Average interest rate (a)

(a)	Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4½%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended June 30, 2003, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Summary descriptions of various significant legal and regulatory activities follow.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys’ fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions have been consolidated by the District Court. In May 2003, the defendants filed a motion to dismiss the consolidated class action, and the court has not yet ruled on that motion. The Company believes that the allegations in all of these putative class action complaints are without merit, and intends to defend these lawsuits vigorously.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On July 24, 2003, the District Court entered an order consolidating the Fedorka and Win derivative actions and staying all proceedings in the consolidated derivative action until the District Court rules on the defendants’ motion to dismiss the consolidated class action. The state and federal derivative complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of the Company’s common stock would dramatically decrease when the Company’s inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of the Company’s common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of the Company for the amount of

PART II.    OTHER INFORMATION (Continued)

Item 1.    Legal Proceedings (Continued)

profits each of the individual defendants or their firms may have received from their November 2001 sales of the Company’s common stock, as well as attorneys’ fees and other expenses. The Company believes that the allegations in the complaints are without merit and intends to defend these actions vigorously.

In connection with the Company’s spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. Under the Plan of Reorganization, the Company agreed to continue to fulfill the Company’s indemnification obligations arising from the spin-off.

The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the normal course of the Company’s business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other state and federal enforcement and regulatory agencies will not initiate additional investigations related to the Company’s businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations or liquidity. In addition, the litigation and investigations discussed above (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company’s operations.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 22, 2003 in Louisville, Kentucky. At the meeting, shareholders elected a board of eight directors pursuant to the following votes:

	Votes in favor	Votes withheld
Director
James Bolin	9,227,483	6,639,899
Thomas P. Cooper, M.D.	12,655,786	3,211,596
Paul J. Diaz	12,369,784	3,497,598
Michael J. Embler	9,217,465	6,649,917
Garry N. Garrison	12,501,924	3,365,458
Isaac Kaufman	12,663,586	3,203,796
John H. Klein	12,509,125	3,358,257
Edward L. Kuntz	12,350,671	3,516,711

PART II.    OTHER INFORMATION (Continued)

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Amendment No. 5 and Waiver, dated as of June 3, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., Kindred Healthcare, Inc., the Lenders, the Swingline Bank and the LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 16, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 5 and Waiver, dated as of June 3, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., Kindred Healthcare, Inc., the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 16, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated May 14, 2003.

10.4	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003.

10.5	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003.

10.6	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003.

10.7	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003.

10.8	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of June 30, 2003.

10.9	Operations Transfer Agreement dated as of June 18, 2003 between Kindred Healthcare Operating, Inc., Kindred Nursing Centers South, L.L.C., Kindred Nursing Centers East, L.L.C., Senior Health Management, LLC, Florida Institute for Long Term Care, LLC, FI – Bay Pointe, LLC, FI – Boca Raton, LLC, FI – Broward Nursing, LLC, FI – Cape Coral, LLC, FI – Carrolwood Care, LLC, FI – Casa Mora, LLC, FI – Evergreen Woods, LLC, FI – Highland Pines, LLC, FI – Highland Terrace, LLC, FI – Palm Beaches, LLC, FI – Pompano Rehab, LLC, FI – Sanford Rehab, LLC, FI – Tampa, LLC, FI – The Abbey, LLC, FI—The Oaks, LLC, FI – Titusville, LLC, FI – Waldemere, LLC, FI – Windsor Woods, LLC, and FI – Winkler Court, LLC.

10.10	Agreement of Sale between Kindred Healthcare Operating, Inc., Kindred Nursing Centers East, L.L.C. and Kindred Nursing Centers South, L.L.C. and WKTM – Florida, LLC dated as of June 18, 2003.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

PART II.    OTHER INFORMATION (Continued)

Item 6.    Exhibits and Reports on Form 8-K (Continued)

(b)	Reports on Form 8-K:

On May 15, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the first quarter ended March 31, 2003. The Company also announced that it had reached definitive agreements with Ventas to purchase certain nursing centers in Florida and Texas. On May 21, 2003, the Company filed a Current Report on Form 8-K announcing that it had entered into a non-binding letter of intent to divest all of its Florida nursing center operations. On June 16, 2003, the Company filed a Current Report on Form 8-K announcing that it had completed certain amendments to its revolving credit agreement and its senior secured notes agreement which were necessary primarily to facilitate the Company’s Florida and Texas nursing center divestiture plans. On June 19, 2003, the Company filed a Current Report on Form 8-K announcing that it had entered into definitive agreements to divest of all of its Florida nursing center operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 13, 2003	/s/ EDWARD L. KUNTZ
Edward L. Kuntz Chairman of the Board and Chief Executive Officer

Date: August 13, 2003	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Senior Vice President, Chief Financial Officer and Treasurer