Form 10-Q
period 2003-09-30
KINDRED HEALTHCARE INC
filed 2003-11-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2003
Common stock, $0.25 par value	17,923,929 shares

1 of 53

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002	3

	Condensed Consolidated Balance Sheet — September 30, 2003 and December 31, 2002	4

	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 6.	Exhibits and Reports on Form 8-K	52

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$860,264	$827,141	$2,528,590	$2,413,159

Salaries, wages and benefits	486,217	467,276	1,445,045	1,374,407
Supplies	110,764	106,113	326,622	308,627
Rent	67,093	65,357	199,084	192,953
Other operating expenses	152,065	145,079	453,155	380,723
Depreciation	20,947	18,052	61,135	51,842
Interest expense	1,054	1,368	6,937	8,918
Investment income	(1,334)	(2,343)	(4,645)	(7,618)

	836,806	800,902	2,487,333	2,309,852

Income from continuing operations before reorganization items and income taxes	23,458	26,239	41,257	103,307
Reorganization items	–	–	–	(5,520)

Income from continuing operations before income taxes	23,458	26,239	41,257	108,827
Provision for income taxes	9,747	12,159	17,988	46,101

Income from continuing operations	13,711	14,080	23,269	62,726
Discontinued operations, net of income taxes:
Loss from operations	(2,004)	(24,236)	(32,097)	(31,042)
Loss on divestiture of operations	–	–	(36,019)	–

Net income (loss)	$11,707	$(10,156)	$(44,847)	$31,684

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.79	$0.81	$1.34	$3.62
Discontinued operations:
Loss from operations	(0.12)	(1.39)	(1.85)	(1.79)
Loss on divestiture of operations	–	–	(2.07)	–

Net income (loss)	$0.67	$(0.58)	$(2.58)	$1.83

Diluted:
Income from continuing operations	$0.78	$0.77	$1.34	$3.29
Discontinued operations:
Loss from operations	(0.11)	(1.32)	(1.84)	(1.63)
Loss on divestiture of operations	–	–	(2.07)	–

Net income (loss)	$0.67	$(0.55)	$(2.57)	$1.66

Shares used in computing earnings (loss) per common share:
Basic	17,443	17,380	17,409	17,345
Diluted	17,572	18,395	17,427	19,084

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$131,959	$244,070
Cash – restricted	7,412	7,908
Insurance subsidiary investments	161,646	130,415
Accounts receivable less allowance for loss of $93,410 – September 30 and $95,952 – December 31	436,538	420,611
Inventories	29,708	30,460
Other	89,692	86,852

	856,955	920,316

Property and equipment	648,052	611,944
Accumulated depreciation	(174,576)	(115,373)

	473,476	496,571

Goodwill	40,258	88,259
Insurance subsidiary investments	81,873	18,171
Other	131,092	120,861

	$1,583,654	$1,644,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,891	$124,466
Salaries, wages and other compensation	213,125	220,124
Due to third party payors	31,537	25,177
Professional liability risks	106,786	45,346
Other accrued liabilities	109,807	104,674
Income taxes	4,837	62,111
Long-term debt due within one year	4,335	258

	582,318	582,156

Long-term debt	140,603	162,008
Professional liability risks	211,744	211,771
Deferred credits and other liabilities	58,565	56,615

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 17,862 shares – September 30 and 17,649 shares – December 31	4,466	4,412
Capital in excess of par value	552,132	547,609
Deferred compensation	(7,613)	(6,967)
Accumulated other comprehensive income	172	460
Retained earnings	41,267	86,114

	590,424	631,628

	$1,583,654	$1,644,178

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,707	$(10,156)	$(44,847)	$31,684
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,947	18,287	61,556	52,396
Amortization of deferred compensation costs	1,643	1,682	3,880	5,588
Provision for doubtful accounts	6,265	3,804	19,231	11,305
Loss on divestiture of discontinued operations	–	–	36,019	–
Unusual transactions	1,345	–	1,345	525
Reorganization items	–	–	–	(5,520)
Other	(393)	(253)	1,023	352
Change in operating assets and liabilities:
Accounts receivable	(58,630)	(62)	(47,573)	(3,610)
Inventories and other assets	9,471	6,592	16,277	9,658
Accounts payable	(4,581)	(2,084)	(6,377)	5,091
Income taxes	7,684	16,706	(5,032)	22,595
Due to third party payors	(295)	(217)	6,360	(7,239)
Other accrued liabilities	(6,245)	61,809	70,838	101,885

Net cash provided by (used in) operating activities before reorganization items	(11,082)	96,108	112,700	224,710
Payment of reorganization items	(315)	(808)	(1,232)	(4,484)

Net cash provided by (used in) operating activities	(11,397)	95,300	111,468	220,226

Cash flows from investing activities:
Purchase of property and equipment	(20,823)	(20,966)	(48,865)	(50,193)
Acquisition of healthcare facilities	–	(214)	(63,795)	(45,765)
Sale of assets	59,215	–	66,874	752
Surety bond deposits	–	–	–	9,676
Net change in insurance subsidiary investments	5,734	(4,931)	(94,933)	(39,135)
Net change in other investments	(447)	2,276	(2,487)	4,967
Other	512	(299)	(1,523)	(98)

Net cash provided by (used in) investing activities	44,191	(24,134)	(144,729)	(119,796)

Cash flows from financing activities:
Repayment of long-term debt	(60,982)	(50,182)	(61,210)	(50,461)
Payment of deferred financing costs	–	(365)	(2,872)	(1,375)
Repurchase of common stock	–	(1,046)	–	(1,046)
Other	(9,990)	2,752	(14,768)	(3,760)

Net cash used in financing activities	(70,972)	(48,841)	(78,850)	(56,642)

Change in cash and cash equivalents	(38,178)	22,325	(112,111)	43,788
Cash and cash equivalents at beginning of period	170,137	212,262	244,070	190,799

Cash and cash equivalents at end of period	$131,959	$234,587	$131,959	$234,587

Supplemental information:
Interest payments	$3,292	$3,937	$9,037	$11,804
Income tax payments (refunds)	809	(19,719)	2,927	4,073

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At September 30, 2003, the Company’s health services division operated 265 nursing centers in 30 states and a rehabilitation therapy business. The Company’s hospital division operated 66 hospitals in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

On June 30, 2003, the Company completed the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets not sold at September 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3.

On April 1, 2002, the Company expanded its national network of long-term acute care hospitals by acquiring all of the outstanding stock of Specialty Healthcare Services, Inc. (“Specialty”), a private operator of six long-term acute care hospitals (the “Specialty Acquisition”). The operating results of Specialty have been included in the consolidated financial statements of the Company since the date of acquisition. See Note 6.

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 as amended by FASB Staff Position No. 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” are already effective for VIEs created after January 31, 2003 and will be effective as of December 31, 2003 for VIEs created before February 1, 2003. The Company has not acquired any interest in a VIE created after January 31, 2003. The application of the provisions of FIN 46 to all VIEs of the Company created before February 1, 2003 will not have an impact on the presentation of the Company’s financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of Recent Accounting Pronouncements (Continued)

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS 148 provides transitional guidance for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. The Company has elected not to change its method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions became effective for the Company’s fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or liquidity. See Note 13.

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

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$11,707	$(10,156)	$(44,847)	$31,684
Adjustments, net of income taxes:
Stock-based compensation expense included in reported net income (loss)	1,643	1,682	3,880	5,588
Stock-based compensation expense determined under fair value based method	(3,107)	(2,859)	(7,681)	(8,263)

Pro forma net income (loss)	$10,243	$(11,333)	$(48,648)	$29,009

Earnings (loss) per common share:
As reported:
Basic	$0.67	$(0.58)	$(2.58)	$1.83
Diluted	$0.67	$(0.55)	$(2.57)	$1.66
Pro forma:
Basic	$0.59	$(0.65)	$(2.79)	$1.67
Diluted	$0.58	$(0.62)	$(2.79)	$1.52

Comprehensive income

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$11,707	$(10,156)	$(44,847)	$31,684
Net unrealized investment losses, net of income taxes	(153)	–	(288)	(80)

Comprehensive income (loss)	$11,554	$(10,156)	$(45,135)	$31,604

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other information (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items discussed in Notes 2, 4 and 5, all such adjustments are of a normal and recurring nature.

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

The Company completed the divestiture of all of its Florida nursing center operations on June 30, 2003. The Company sold the real estate related to the 15 nursing centers it acquired from Ventas and the two nursing centers previously owned by the Company in Florida. The sale price for the real estate and related personal property associated with all of the Florida nursing center operations aggregated approximately $64 million. The Company received $61 million of the sales proceeds on July 1, 2003. The Company also sold its accounts receivable relating to the Florida nursing centers.

The Company completed the sublease of the remaining Florida nursing center previously operated by the Company on June 30, 2003. The rental payments under the sublease approximate the Company’s annual rental obligations under the existing lease agreement. The sublease will expire upon the expiration of the primary lease, whereupon the Company’s obligation with respect to the primary lease also will terminate.

The Company also completed the divestiture of its two Texas nursing center operations in the second quarter of 2003. The Company terminated the lease with respect to one facility and entered into a lease with a third party to transfer the operations of the other Texas facility acquired from Ventas. The Company is currently negotiating to sell the remaining leased facility to the same third party. The assets related to the Texas nursing center not sold at September 30, 2003 have been classified as assets held for sale in the accompanying unaudited condensed consolidated balance sheet.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – FLORIDA AND TEXAS NURSING CENTER DIVESTITURE (Continued)

In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $58.6 million ($36.0 million net of income taxes), calculated as follows (in thousands):

Cash proceeds from sale of Florida nursing centers:
Real estate (a)	$62,030
Personal property and inventory	2,335
Accounts receivable	9,000
Property and transfer tax settlements (a)	(1,034)
Employee benefit obligations assumed by buyer	(2,550)

	69,781
Direct transaction costs	(3,211)

	66,570

Sale of Texas nursing center net operating assets and liabilities	16

Cash payment to terminate the lease of a Texas nursing center	(1,066)	$65,520

Accounts receivable sold but not settled at closing		4,283

Net book value of assets and liabilities sold		(127,785)

Fair value adjustment for assets held for sale		(585)

Pretax loss on divestiture of operations		(58,567)
Income tax benefit		22,548

Loss on divestiture of operations		$(36,019)

(a)	Net cash proceeds received on July 1, 2003.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the Florida and Texas Divestiture has been accounted for as a discontinued operation. Accordingly, the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. These operations were previously included in the nursing centers business segment within the Company’s health services division. Assets not sold at September 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

A summary of the discontinued operations of the Florida and Texas nursing centers follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$83	$34,347	$70,449	$101,854
Operating expenses	3,402	70,551	116,250	142,978

Operating loss	(3,319)	(36,204)	(45,801)	(41,124)
Rent	163	2,970	6,195	8,803
Depreciation	–	235	421	554
Investment income	(224)	(1)	(227)	(6)

Loss from operations before income taxes	(3,258)	(39,408)	(52,190)	(50,475)
Income tax benefit	(1,254)	(15,172)	(20,093)	(19,433)

Loss from operations	(2,004)	(24,236)	(32,097)	(31,042)
Loss on divestiture of operations, net of income taxes	–	–	(36,019)	–

	$(2,004)	$(24,236)	$(68,116)	$(31,042)

A summary of the assets held for sale (included in other current assets) at September 30, 2003 follows (in thousands):

Current assets	$50
Property and equipment, net	2,950

$3,000

NOTE 4 – THIRD QUARTER ADJUSTMENTS

The Company’s operating results for the third quarters of 2003 and 2002 included certain adjustments discussed below.

2003 Adjustments

During the third quarter of 2003, the Company recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports.

On October 1, 2002, the final regulations for a Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”) became effective. Because of the Company’s Medicare cost reporting periods, this new payment system became effective for all but two of the Company’s long-term acute care hospitals on

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – THIRD QUARTER ADJUSTMENTS (Continued)

2003 Adjustments (Continued)

September 1, 2003. The Company’s hospital operating results in the third quarter of 2003 included favorable Medicare reimbursement adjustments of approximately $4 million that resulted from the conversion to LTAC PPS.

Interest expense for the third quarter of 2003 included approximately $2 million of gains realized in connection with the prepayment of long-term debt.

2002 Adjustments

In the third quarter of 2002, the Company received approximately $12 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients of the Company’s hospitals. The $12 million payment covered services provided by certain of the Company’s hospitals from 1999 through 2001. The $12 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company’s historical financial statements.

In the third quarter of 2002, the Company also recorded $22 million of additional costs for professional liability claims above its normal provision for continuing operations. The additional costs were required based upon the results of the regular quarterly independent actuarial valuation. Substantially all of the additional claims costs were related to the Company’s nursing center operations. These changes in estimates related primarily to claims incurred in fiscal 2001 and 2002. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $10 million, while $12 million of the adjustment related to a revision of the fiscal 2002 estimated cost for the nine months ended September 30, 2002.

Interest expense for the third quarter of 2002 included approximately $2 million of gains realized in connection with the prepayment of long-term debt.

NOTE 5 – REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

Operating results for the three months ended September 30, 2003 included a $1.3 million write-down of the ancillary services line of business in the hospital division. These operations were classified as held for sale at September 30, 2003.

Operating results for the nine months ended September 30, 2002 included income of $5.5 million resulting from a change in estimate for accrued professional and administrative costs related to the Company’s emergence from bankruptcy. Operating results for the nine months ended September 30, 2002 also included a $525,000 lease termination charge for an unprofitable hospital.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – SPECIALTY ACQUISITION

On April 1, 2002, the Company completed the Specialty Acquisition. The transaction was financed through the use of existing cash. A summary of the Specialty Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill	$63,123
Fair value of liabilities assumed	(16,350)

Net assets acquired	46,773
Cash acquired	(842)

Net cash paid	$45,931

The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $31 million. Additional adjustments to the purchase price of $2 million were recorded in the second quarter of 2003 as a result of the settlement of acquired working capital balances and contingent consideration in accordance with the acquisition agreement.

NOTE 7 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues from continuing operations by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Medicare	$359,131	$336,035	$1,054,017	$997,132
Medicaid	286,078	269,031	823,325	782,670
Private and other	231,010	236,523	698,404	676,016

	876,219	841,589	2,575,746	2,455,818
Elimination	(15,955)	(14,448)	(47,156)	(42,659)

	$860,264	$827,141	$2,528,590	$2,413,159

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of warrants issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Earnings (loss):
Income from continuing operations	$13,711	$14,080	$23,269	$62,726
Discontinued operations, net of income taxes:
Loss from operations	(2,004)	(24,236)	(32,097)	(31,042)
Loss on divestiture of operations	–	–	(36,019)	–

Net income (loss)	$11,707	$(10,156)	$(44,847)	$31,684

Shares used in the computation:
Weighted average shares outstanding – basic computation	17,443	17,380	17,409	17,345
Dilutive effect of warrants, stock options and non-vested restricted stock	129	1,015	18	1,739

Adjusted weighted average shares outstanding – diluted computation	17,572	18,395	17,427	19,084

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.79	$0.81	$1.34	$3.62
Discontinued operations:
Loss from operations	(0.12)	(1.39)	(1.85)	(1.79)
Loss on divestiture of operations	–	–	(2.07)	–

Net income (loss)	$0.67	$(0.58)	$(2.58)	$1.83

Diluted:
Income from continuing operations	$0.78	$0.77	$1.34	$3.29
Discontinued operations:
Loss from operations	(0.11)	(1.32)	(1.84)	(1.63)
Loss on divestiture of operations	–	–	(2.07)	–

Net income (loss)	$0.67	$(0.55)	$(2.57)	$1.66

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA

The Company operates three business segments: the health services division, the hospital division and the pharmacy division. The health services division operates nursing centers and a rehabilitation therapy business. The hospital division primarily operates long-term acute care hospitals and the pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate expenses.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Health services division:
Nursing centers	$447,202	$436,329	$1,303,316	$1,291,682
Rehabilitation services	12,065	8,697	29,362	25,093

	459,267	445,026	1,332,678	1,316,775
Hospital division:
Hospitals	346,127	330,910	1,033,036	950,116
Ancillary services	1,389	1,639	4,632	5,787

	347,516	332,549	1,037,668	955,903

Pharmacy division	69,436	64,014	205,400	183,140

	876,219	841,589	2,575,746	2,455,818
Elimination of pharmacy charges to Company nursing centers	(15,955)	(14,448)	(47,156)	(42,659)

	$860,264	$827,141	$2,528,590	$2,413,159

Income from continuing operations:
Operating income (loss):
Health services division:
Nursing centers	$54,249	$63,480	$152,639	$233,949
Rehabilitation services	261	1,155	(1,448)	1,377

	54,510	64,635	151,191	235,326
Hospital division:
Hospitals	84,517	70,979	228,838	192,879
Ancillary services	7	(240)	(375)	141

	84,524	70,739	228,463	193,020

Pharmacy division	6,201	5,856	19,212	17,216
Corporate:
Overhead	(28,670)	(30,812)	(83,737)	(91,686)
Insurance subsidiary	(4,002)	(1,745)	(10,016)	(3,949)

	(32,672)	(32,557)	(93,753)	(95,635)

	112,563	108,673	305,113	349,927
Unusual transactions	(1,345)	–	(1,345)	(525)
Reorganization items	–	–	–	5,520

Operating income	111,218	108,673	303,768	354,922
Rent	(67,093)	(65,357)	(199,084)	(192,953)
Depreciation	(20,947)	(18,052)	(61,135)	(51,842)
Interest, net	280	975	(2,292)	(1,300)

Income from continuing operations before income taxes	23,458	26,239	41,257	108,827
Provision for income taxes	9,747	12,159	17,988	46,101

	$13,711	$14,080	$23,269	$62,726

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Rent:
Health services division:
Nursing centers	$41,604	$39,789	$122,702	$117,320
Rehabilitation services	123	37	287	85

	41,727	39,826	122,989	117,405
Hospital division:
Hospitals	24,280	24,513	73,109	72,524
Ancillary services	235	225	649	684

	24,515	24,738	73,758	73,208

Pharmacy division	789	741	2,152	2,192
Corporate	62	52	185	148

	$67,093	$65,357	$199,084	$192,953

Depreciation:
Health services division:
Nursing centers	$6,898	$6,363	$20,390	$18,269
Rehabilitation services	22	13	58	28

	6,920	6,376	20,448	18,297
Hospital division:
Hospitals	7,894	6,994	22,807	19,993
Ancillary services	107	131	187	477

	8,001	7,125	22,994	20,470

Pharmacy division	574	469	1,657	1,294
Corporate	5,452	4,082	16,036	11,781

	$20,947	$18,052	$61,135	$51,842

Capital expenditures, excluding acquisitions:
Health services division (including discontinued operations)	$9,803	$6,498	$19,498	$13,342
Hospital division	5,773	6,056	12,728	15,802
Pharmacy division	815	882	1,953	2,060
Corporate:
Information systems	4,071	6,474	13,270	16,436
Other	361	1,056	1,416	2,553

	$20,823	$20,966	$48,865	$50,193

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	September 30, 2003	December 31, 2002
Assets:
Health services division	$373,636	$422,713
Hospital division	536,103	538,171
Pharmacy division	42,192	43,085
Corporate	631,723	640,209

	$1,583,654	$1,644,178

Goodwill:
Health services division	$4,590	$31,045
Hospital division	35,361	55,168
Pharmacy division	307	2,046

	$40,258	$88,259

NOTE 10 – INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Professional liability:
Continuing operations	$21,652	$31,280	$74,863	$47,798
Discontinued operations	2,399	41,982	52,604	59,755

Workers compensation:
Continuing operations	$11,208	$9,506	$35,633	$30,922
Discontinued operations	104	851	2,267	2,553

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2003			December 31, 2002
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$104,713	$56,933	$161,646	$87,712	$42,703	$130,415
Reinsurance recoverables	316	–	316	6,713	–	6,713
Deposits	–	945	945	–	926	926

	105,029	57,878	162,907	94,425	43,629	138,054
Non-current:
Insurance subsidiary investments	81,873	–	81,873	18,171	–	18,171
Reinsurance recoverables	8,585	–	8,585	6,160	–	6,160
Deposits	7,250	1,270	8,520	7,380	1,270	8,650
Other	10	122	132	319	249	568

	97,718	1,392	99,110	32,030	1,519	33,549

	$202,747	$59,270	$262,017	$126,455	$45,148	$171,603

Liabilities:
Allowance for insurance risks:
Current	$106,786	$14,133	$120,919	$45,346	$12,230	$57,576
Non-current	211,744	48,665	260,409	211,771	40,756	252,527

	$318,530	$62,798	$381,328	$257,117	$52,986	$310,103

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $334 million at September 30, 2003 and $275 million at December 31, 2002.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 11 – INCOME TAXES

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14 million had no impact on the Company’s earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – LONG-TERM DEBT

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

Upon receipt of the sales proceeds from the Florida and Texas Divestiture, the Company prepaid $60 million of the Company’s senior secured notes on July 1, 2003.

NOTE 13 – CONTINGENCIES

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

Principal contingencies are described below:

Revenues–Certain third party payments are subject to examination by agencies administering the various programs. The Company is contesting certain issues raised in audits of prior year cost reports. See Note 4.

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 10.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $7 million at September 30, 2003.

Income taxes–The Internal Revenue Service is conducting its examination of the Company’s 2000 and 2001 federal income tax returns.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 14.

Ventas indemnification–In connection with the Company’s spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company, and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONTINGENCIES (Continued)

hold Ventas harmless from all claims against Ventas arising from third party leases and guarantees entered into before the spin-off. Under the Plan of Reorganization, the Company agreed to continue to fulfill its indemnification obligations arising from the spin-off.

Other indemnifications–In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions specific to a transaction such as the disposal of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event. The Company regularly evaluates the probability of incurring costs associated with these indemnifications and has provided for expected losses that are probable.

NOTE 14 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company’s reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate Board of Directors. The Company also has argued that it is an improper party to this lawsuit. The court has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LITIGATION (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – LITIGATION (Continued)

As previously disclosed, the Company has been informed by the Kentucky Attorney General’s Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company’s Kentucky-based nursing facilities that may lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Subsequently, the Company was informed that the Kentucky Attorney General’s Office has transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. Such charges include, but may not be limited to, abuse or neglect of residents and Medicaid billing fraud related to the alleged provision of substandard care. If civil or criminal charges are brought against the Company and/or its officers and employees, they could result in material civil damages, criminal penalties and fines, and possible exclusion of the Company’s nursing facilities from the Medicare and Medicaid programs and related material defaults under its master lease agreements with Ventas. The Company believes that these allegations are without merit and intends to defend against them vigorously.

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

NOTE 15 – SUBSEQUENT EVENT

In November 2003, the Company entered into an agreement to purchase eight nursing centers and two hospitals (collectively, the “Facilities”) currently leased from Ventas. In the proposed transaction, the Company will pay $79 million to purchase the Facilities and $6 million in lease termination fees. The current annual rent of approximately $5 million on the Facilities will terminate on the closing of the proposed transaction. The Company expects to finance its obligations at closing through the use of existing cash.

The consummation of the proposed transaction is subject to several material conditions, including, but not limited to, the receipt of required approvals from the Company’s lenders. The Company has provided a $1.5 million deposit to Ventas that is subject to forfeiture and has agreed to pay an additional $3.5 million termination fee if, among other things, the Company cannot obtain lender approval by November 30, 2003 or close the transaction by December 10, 2003. The deposit would be refundable to the Company in the event of a breach by Ventas.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – SUBSEQUENT EVENT (Continued)

The Company intends to dispose of the Facilities as soon as practicable. The Company has targeted June 30, 2004 to complete the divestiture of all of the Facilities. The Company expects to generate between $30 million and $40 million in proceeds from the sales of the Facilities. For the nine months ended September 30, 2003, the Facilities generated pretax losses of approximately $15 million.

The Company expects to record a loss on the proposed transaction equal to the difference between the total consideration paid to Ventas and the estimated fair value of the assets acquired. The estimation of the fair value of the assets acquired and related loss will be determined in conjunction with the Company’s ongoing divestiture negotiations with third parties. Assuming the Company can successfully complete the Ventas transaction, the operations of the Facilities will be accounted for as discontinued operations.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

•	the Company’s ability to meet its rental and debt services obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs and LTAC PPS,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, particularly labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to integrate operations of acquired facilities,

•	the increase in the costs of defending and insuring against professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture or otherwise) its exposure to professional liability claims, and

•	the Company’s ability to successfully acquire and dispose of the Facilities.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

General

The business segment data in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company provides long-term healthcare services primarily through the operation of nursing centers, hospitals and institutional pharmacies. At September 30, 2003, the Company’s health services division operated 265 nursing centers (34,190 licensed beds) in 30 states and a rehabilitation therapy business. The Company’s hospital division operated 66 hospitals (5,461 licensed beds) in 24 states. The Company also operated an institutional pharmacy business with 30 pharmacies in 19 states which began operating as a separate division on January 1, 2003.

On June 30, 2003, the Company completed the Florida and Texas Divestiture. In accordance with SFAS 144, the results of operations of the Florida and Texas nursing centers for all periods presented and the loss related to the divestiture have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets not sold at September 30, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The Company believes that the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company’s unaudited condensed consolidated financial statements.

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

During the third quarter of 2003, the Company recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports.

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

The provision for doubtful accounts for continuing operations totaled $7 million and $3 million for the three months ended September 30, 2003 and 2002, respectively, and $18 million and $10 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in the Company’s unaudited condensed consolidated financial statements aggregated $319 million at September 30, 2003 and $257 million at December 31, 2002. If the Company did not discount any of the allowance for professional liability risks, these balances would have approximated $334 million at September 30, 2003 and $275 million at December 31, 2002.

Changes in the number of professional liability claims and the increasing cost of these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2003 would have impacted the Company’s operating income by approximately $3 million.

The provision for loss for professional liability risks for continuing operations, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $22 million and $31 million for

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

the three months ended September 30, 2003 and 2002, respectively, and $75 million and $48 million for the nine months ended September 30, 2003 and 2002, respectively. The provision for loss for professional liability risks is subject to ongoing volatility as a result of continued claims experience, differences between subsequent expected ultimate claims costs and historical provisions for loss and revisions to actuarial assumptions.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $63 million at September 30, 2003 and $53 million at December 31, 2002. The provision for loss for workers compensation risks for continuing operations, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million and $10 million for the three months ended September 30, 2003 and 2002, respectively, and $36 million and $31 million for the nine months ended September 30, 2003 and 2002, respectively.

See Note 10 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s nursing centers and hospitals which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realization of the deferred tax assets is uncertain. Deferred tax assets recognized by the Company approximated $96 million and $75 million at September 30, 2003 and December 31, 2002, respectively.

If all or a portion of the pre-reorganization deferred tax asset is realized in the future, or considered “more likely than not” to be realized by the Company, goodwill recorded in connection with the Company’s emergence from bankruptcy will be reduced accordingly. If such goodwill is eliminated in full, any excess will be treated as an increase to capital in excess of par value. Goodwill has been reduced by approximately $143 million since the Company’s emergence from bankruptcy related primarily to the recognition of pre-reorganization deferred tax assets.

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

In connection with the June 2001 issuance of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year.

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

Various legislative and regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balanced Budget Refinement Act (the “BBRA”) was enacted. Beginning on April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for skilled nursing center patients covered under Medicare Part B. From October 1, 2000 through September 30, 2002, the BBRA increased all PPS payment categories by 4%.

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised Resource Utilization Grouping (“RUG”) payment system is established by CMS. CMS has announced that it will further delay the establishment of a revised RUG classification system until 2005. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

will be extended until the RUG refinements are enacted. Nursing center revenues from continuing operations associated with the 20% upward adjustment approximated $9 million and $8 million for the three months ended September 30, 2003 and 2002, respectively, and $28 million and $26 million for the nine months ended September 30, 2003 and 2002, respectively.

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

BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. In July 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services provided by skilled nursing centers in a prospective manner beginning with claims submitted for dates of service on or after September 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year. Currently, legislation has been proposed that would provide a one-year moratorium on the therapy limitations for 2004. If the legislation is not implemented, nursing center operating income could be reduced by approximately $8 million to $10 million in 2004.

In addition, BIPA slightly increased payments for inpatient services and TEFRA incentive payments for long-term acute care hospitals. Allowable costs for bad debts also were increased by 15%. Both of these provisions became effective for cost reporting periods beginning on or after September 1, 2001.

As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired as scheduled on October 1, 2002. Accordingly, Medicare reimbursement to the Company’s nursing centers (continuing operations) declined by approximately $35 per patient day or $14 million in the third quarter of 2003 compared to the third quarter of 2002, resulting in a material reduction in nursing center operating income. The Company’s nursing centers received reimbursement from continuing operations under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $9 million and $13 million for the three months ended September 30, 2003 and 2002, respectively, and $28 million and $39 million for the nine months ended September 30, 2003 and 2002, respectively. Revenues from continuing operations associated with BIPA aggregated approximately $9 million for the three months ended September 30, 2002 and $29 million for the nine months ended September 30, 2002.

In August 2003, CMS published a final rule implementing a 3.26% correction to the market basket adjustment to increase Medicare payment rates beginning on October 1, 2003. Medicare reimbursement to the Company’s nursing centers should increase by approximately $10 per patient day from this adjustment.

On October 1, 2002, the provision under the Balanced Budget Act reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $1 million in the third quarter of 2003 and $6 million for the nine month period compared to the same periods in 2002.

As previously discussed, LTAC PPS became effective for all but two of the Company’s long-term acute care hospitals on September 1, 2003. LTAC PPS is based on discharge-based diagnosis related groups (“DRGs”) similar to the system used to pay short-term acute care hospitals. While the clinical system that groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Regulatory Changes (Continued)

LTAC PPS utilizes different rates and formulas. Three types of payments are used in the new system: (a) short stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the average length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier payment that provides a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare reimburses 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $19,590 per discharge.

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term acute care hospital to another healthcare setting and are subsequently re-admitted to the long-term acute care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

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

As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals could elect to phase in the new system over five years. On September 1, 2003, the Company converted 60 of its long-term acute care hospitals to the full federal rates under the new payment system.

Prior to the implementation of LTAC PPS, the Company’s hospitals received interim cash payments under TEFRA as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. The Company has elected the periodic interim payment method. This method may negatively impact the hospital division’s operating cash flows in the fourth quarter of 2003.

Based upon the Company’s limited experience to date, management believes that LTAC PPS may have a positive impact on its hospital operating results primarily due to expected reductions in average length of stay and more efficient delivery of healthcare services. These estimates are based upon current patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, there can be no assurance that the Company will continue to experience a positive impact from LTAC PPS. In addition, there can be no assurance that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors.

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

Results of Operations – Continuing Operations

Significant Third Quarter Adjustments

2003 Adjustments

During the third quarter of 2003, the Company recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports.

On October 1, 2002, the final regulations for LTAC PPS became effective. Because of the Company’s Medicare cost reporting periods, this new payment system became effective for all but two of the Company’s long-term acute care hospitals on September 1, 2003. The Company’s hospital operating results in the third quarter of 2003 included favorable Medicare reimbursement adjustments of approximately $4 million that resulted from the conversion to LTAC PPS.

Interest expense for the third quarter of 2003 included approximately $2 million of gains realized in connection with the prepayment of long-term debt.

2002 Adjustments

In the third quarter of 2002, the Company received approximately $12 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients of the Company’s hospitals. The $12 million payment covered services provided by certain of the Company’s hospitals from 1999 through 2001. The $12 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company’s historical financial statements.

In the third quarter of 2002, the Company also recorded $22 million of additional costs for professional liability claims above its normal provision for continuing operations. The additional costs were required based upon the results of the regular quarterly independent actuarial valuation. Substantially all of the additional claims costs were related to the Company’s nursing center operations. These changes in estimates related primarily to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Significant Third Quarter Adjustments (Continued)

2002 Adjustments (Continued)

claims incurred in fiscal 2001 and 2002. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $10 million, while $12 million of the adjustment related to a revision of the fiscal 2002 estimated cost for the nine months ended September 30, 2002.

Interest expense for the third quarter of 2002 included approximately $2 million of gains realized in connection with the prepayment of long-term debt.

Health Services Division – Nursing Centers

Revenues increased 2% to $447 million in the third quarter of 2003 from $436 million in the same quarter a year ago while revenues of $1.3 billion for the nine months ended September 30, 2003 increased 1% compared to the same period a year ago. Patient days on both a reported basis and same-store basis were relatively unchanged in the third quarter of 2003 and declined 1% for the nine months ended September 30, 2003 compared to the same periods last year.

Aggregate revenues per patient day increased 3% in the third quarter of 2003 and 2% for the nine months ended September 30, 2003 compared to the same periods of 2002. Medicare revenues per patient day declined 5% in both the third quarter and the nine months ended September 30, 2003 compared to the same periods a year ago. As previously discussed, the expiration of certain Medicare reimbursement provisions under the BBRA and BIPA on October 1, 2002 reduced Medicare revenues by approximately $35 per patient day or $14 million in the aggregate for the third quarter of 2003 and $42 million in the aggregate for the nine months ended September 30, 2003.

Nursing center operating income totaled $55 million for the third quarter of 2003 compared to $64 million for the third quarter last year. Operating margins decreased to 12.1% for the third quarter of 2003 from 14.5% for the third quarter a year ago. For the nine months ended September 30, 2003, nursing center operating income was $153 million compared to $234 million for the same period a year ago. Operating margins decreased to 11.7% for the nine months ended September 30, 2003 compared to 18.1% for the same period in 2002. The decline in operating income in both periods was primarily attributable to the reduction in Medicare funding and, for the nine months ended September 30, 2003, increased professional liability costs. Despite increases in Medicare patient days, declines in overall patient volumes for the nine months ended September 30, 2003 also contributed to reductions in operating income.

Professional liability costs in the third quarter of 2003 totaled $16 million compared to $25 million in the third quarter of 2002. For the nine months ended September 30, 2003, professional liability costs totaled $57 million compared to $35 million for the same period a year ago.

Wage and benefit costs (including contract labor) increased 6% to $273 million in the third quarter of 2003 from $258 million in the third quarter a year ago. For the nine months ended September 30, 2003, these costs increased 5% to $798 million compared to $760 million in the same period a year ago. The Company continues to experience wage rate pressures from a highly competitive market for healthcare professionals. Average hourly wage rates and employee benefit costs per patient day both grew 4% in the third quarter from a year ago. For the nine months ended September 30, 2003, average hourly wage rates increased 5% and employee benefit costs per patient day grew 4% compared to the same period in 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division – Rehabilitation Services

Revenues increased 39% to $12 million in the third quarter of 2003 and 17% to $29 million in the nine-month period ended September 30, 2003 compared to the same periods a year ago. The increase in revenues was attributable to both an increase in services provided under existing external contracts and an increase in new external contracts.

Rehabilitation services reported operating income of $0.3 million in the third quarter of 2003 compared to $1.2 million in the third quarter of 2002. For the nine months ended September 30, 2003, the operating loss totaled $1.4 million compared to operating income of $1.4 million in the same period a year ago. Operating results for the third quarter and the nine months ended September 30, 2002 reflected the favorable impact of collections of old customer accounts that had been reserved in prior periods.

Hospital Division – Hospitals

Revenues increased 5% to $346 million in the third quarter of 2003 from $331 million in the same period a year ago. For the nine months ended September 30, 2003, revenues increased 9% to $1.0 billion from $950 million in the same period a year ago. As previously discussed, revenues for the third quarter of 2003 included income of approximately $10 million related to settlements of prior year hospital Medicare cost reports and approximately $4 million of favorable Medicare reimbursement adjustments that resulted from the conversion to LTAC PPS. Revenues for the third quarter of 2002 included $12 million related to an accounts receivable settlement with a private insurance company.

Patient days declined 5% in the third quarter of 2003 compared to the same period of 2002 and increased 2% for the nine months ended September 30, 2003 compared to the same period last year. The decline in patient days in the third quarter of 2003 resulted primarily from a reduction in average length of stay and a disruption in normal patient referral processes in connection with the conversion to LTAC PPS on September 1, 2003. Average length of stay declined to 34 days in the third quarter of 2003 compared to 38 days in the third quarter of 2002.

Higher revenues per patient day generally contributed to growth in hospital revenues. Excluding the $10 million prior year Medicare cost report settlements in 2003 and the $12 million accounts receivable settlement in 2002, aggregate rates increased approximately 11% in the third quarter and 7% for the nine months ended September 30, 2003 compared to the same periods in 2002. The growth in aggregate rates was primarily attributable to increases in Medicare revenues per patient day, which grew 14% to $1,044 in the third quarter of 2003 from $913 in the third quarter of 2002 and 7% to $963 for the first nine months of 2003 compared to $896 a year ago.

Hospital operating income rose 19% in the third quarter of 2003 to $85 million from $71 million in the third quarter of 2002. Operating margins improved to 24.4% in the third quarter of 2003 from 21.4% in the third quarter of 2002. For the nine months ended September 30, 2003, operating income rose 19% to $229 million from $193 million for the same period a year ago. Operating margins improved to 22.2% for the nine months ended September 30, 2003 from 20.3% for the same period in 2002. The Specialty Acquisition increased operating income for the nine months ended September 30, 2003 by $7 million compared to the same period in 2002.

Wage and benefit costs (including contract labor) of $166 million were relatively unchanged in the third quarter of 2003 compared to the same period of 2002. For the nine months ended September 30, 2003, these

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division – Hospitals (Continued)

costs increased 6% to $515 million compared to $486 million in the same period of 2002. Average hourly wage rates were relatively unchanged in the third quarter of 2003 compared to the third quarter of 2002, while employee benefit costs rose 16% per patient day in the third quarter of 2003 compared to the third quarter of 2002. For the nine months ended September 30, 2003, average hourly wage rates rose 2% and employee benefit costs rose 11% per patient day compared to the nine months ended September 30, 2002. Average wage rates reflected a decline in contract labor costs to $5 million in the third quarter of 2003 from $9 million in the third quarter last year and a decline to $20 million for the nine months ended September 30, 2003 from $32 million in the same period a year ago.

Professional liability costs were $6 million and $7 million in the third quarter of 2003 and 2002, respectively, and $18 million and $13 million for the nine months ended September 30, 2003 and 2002, respectively.

Pharmacy Division

Revenues increased 8% in the third quarter of 2003 to $69 million compared to $64 million a year ago. For the nine months ended September 30, 2003, revenues increased 12% to $205 million compared to $183 million a year ago. The increases in both periods resulted primarily from price increases, increased utilization of higher priced drugs and the growth in the number of unaffiliated nursing centers. Beginning January 1, 2003, intercompany prices charged to the Company’s nursing centers (related primarily to Medicare-eligible patients) were based upon a fee-for-service arrangement. Prior thereto, intercompany charges were based on a fixed per-diem amount adjusted annually for inflation. Intercompany revenues from the Company’s nursing centers increased 10% to $16 million in the third quarter of 2003 compared to $15 million in the third quarter of last year. For the nine months ended September 30, 2003, intercompany revenues from the Company’s nursing centers increased 11% to $47 million compared to $43 million in the year earlier period.

At September 30, 2003, the Company provided pharmacy services to nursing centers containing 57,400 licensed beds, including 27,900 licensed beds operated by the Company. The Company provided pharmacy services to nursing centers containing 58,700 licensed beds, including 30,300 licensed beds that the Company operated at September 30, 2002. During the third quarter of 2003, the number of non-affiliated customer licensed beds serviced by the Company’s pharmacies increased by approximately 700 from the second quarter of 2003.

Operating income totaled $6 million in both the third quarters of 2003 and 2002. For the nine months ended September 30, 2003, pharmacy division operating income increased to $19 million from $17 million in the same period a year ago. Pharmacy operating margins were 9% in both the third quarter of 2003 and for the nine months ended September 30, 2003, relatively unchanged from the same periods a year ago. While the new fee-for-service pricing arrangement with Company-operated nursing centers increased pharmacy revenues, the cost of goods sold ratio increased during both periods in 2003. The cost of goods sold as a percentage of revenues increased to 64.2% in the third quarter of 2003 compared to 63.2% in the third quarter last year. For the nine months ended September 30, 2003, cost of goods sold as a percentage of revenues increased to 63.1% compared to 61.9% for the same period a year ago. The increase in both periods is primarily a result of Medicaid reimbursement reductions in certain states.

Corporate

Operating income for the Company’s operating divisions excludes allocation of corporate overhead. These costs aggregated $29 million in the third quarter of 2003 compared to $31 million in the third quarter of 2002 and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate (Continued)

$84 million compared to $92 million for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of revenues (before eliminations), the overhead ratio was 3.3% in the third quarter of 2003 compared to 3.7% in the same period of 2002. For the nine months ended September 30, 2003, the overhead ratio was 3.3% compared to 3.7% in the same period of 2002.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $4 million in the third quarter of 2003 compared to $2 million in the same period a year ago. For the nine months ended September 30, 2003, the limited purpose insurance subsidiary operating losses were $10 million compared to $4 million in the same period a year ago.

Capital Costs

Rent expense increased 3% to $67 million in the third quarter of 2003 compared to $65 million in the third quarter last year. For the nine months ended September 30, 2003, rent expense increased 3% to $199 million from $193 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases.

Depreciation expense increased to $21 million in the third quarter of 2003 compared to $18 million in the third quarter last year and increased to $61 million for the nine months ended September 30, 2003 compared to $52 million in the same period a year ago. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense aggregated $1 million in the third quarters of 2003 and 2002. Interest expense in both periods was reduced by a $2 million gain from the prepayment of the senior secured notes. For the nine months ended September 30, 2003, interest expense aggregated $7 million compared to $9 million in the same period last year. At September 30, 2003, the effective interest rate of the senior secured notes was 4.8%. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%.

Investment income related to the Company’s excess cash balances and insurance subsidiary investments totaled $2 million and $3 million in the third quarters of 2003 and 2002, respectively. For the nine months ended September 30, 2003, investment income totaled $5 million compared to $8 million for the same period a year ago.

Consolidated Results

The Company reported income from continuing operations before income taxes of $23 million for the third quarter of 2003 compared to $26 million for the third quarter of 2002. For the nine months ended September 30, 2003, the Company reported income from continuing operations before income taxes of $41 million compared to $109 million for the same period last year. Income from continuing operations in the third quarters of 2003 and 2002 aggregated $14 million. Income from continuing operations for the nine months ended September 30, 2003 aggregated $23 million compared to $63 million for the same period last year.

For the third quarter of 2003, operating results included a $1.3 million ($0.8 million net of income taxes) write-down of the ancillary services line of business in the hospital division. For the nine months ended September 30, 2002, operating results included income of $5.5 million ($3.4 million net of income taxes)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated Results (Continued)

resulting from a change in estimate for accrued professional and administrative costs related to the Company’s emergence from bankruptcy. The Company also recorded a lease termination charge of $0.5 million ($0.3 million net of income taxes) for the nine months ended September 30, 2002 related to an unprofitable hospital.

Discontinued Operations

Operating losses for the divested Florida and Texas nursing centers decreased to $4 million in the third quarter of 2003 from $36 million in the third quarter of 2002. For the nine months ended September 30, 2003, operating losses for the divested Florida and Texas nursing centers increased to $46 million from $41 million during the same period a year ago. Professional liability costs in the third quarter of 2003 approximated $3 million compared to $42 million in the third quarter of 2002. For the nine months ended September 30, 2003, professional liability costs totaled $53 million compared to $60 million for the same period a year ago.

In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $59 million ($36 million net of income taxes) for the nine months ended September 30, 2003.

See Notes 3 and 10 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Cash flows provided by operations before reorganization items (including discontinued operations) aggregated $113 million for the nine months ended September 30, 2003 compared to $225 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $132 million at September 30, 2003 compared to $244 million at December 31, 2002. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs.

Operating cash flows in the first nine months of 2003 were negatively impacted by slower cash collections of hospital Medicare receivables. Management believes that accounts receivable may increase further in the fourth quarter of 2003.

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

The Company was in compliance with the covenants related to its revolving credit facility and senior secured notes at September 30, 2003. Long-term debt at September 30, 2003 aggregated $141 million compared to $162 million at December 31, 2002. There were no outstanding borrowings under the Company’s revolving credit facility at September 30, 2003.

In November 2003, the Company entered into an agreement to purchase ten unprofitable facilities currently leased from Ventas for $85 million in cash. The Company intends to dispose of these properties as soon as practicable. See Note 15 of the accompanying Notes to Condensed Consolidated Financial Statements.

Capital Resources

Excluding acquisitions, capital expenditures totaled $49 million for the nine months ended September 30, 2003 compared to $50 million for the nine months ended September 30, 2002. Capital expenditures (excluding acquisitions) could approximate $75 million in 2003. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

In the second quarter of 2003, the Company paid $64 million to Ventas and incurred certain debt obligations to acquire 15 nursing centers in Florida and one in Texas. The Company paid $46 million to complete the Specialty Acquisition on April 1, 2002.

The Company’s capital expenditure program is financed generally through the use of existing liquidity. At September 30, 2003, the estimated cost to complete and equip construction in progress approximated $5 million.

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

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s nursing centers and long-term acute care hospitals are subject to fixed payments under PPS and LTAC PPS, respectively. Medicaid reimbursement rates in many states in which the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

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

Management believes that the Company’s operating margins may continue to be under pressure, particularly in the Company’s nursing center business, as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

Litigation

The Company is a party to certain material litigation. See Note 14 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2003 Quarters			Nine months
	First	Second	Third
Revenues	$829,108	$839,218	$860,264	$2,528,590

Salaries, wages and benefits	478,791	480,037	486,217	1,445,045
Supplies	107,940	107,918	110,764	326,622
Rent	65,405	66,586	67,093	199,084
Other operating expenses	153,345	147,745	152,065	453,155
Depreciation	19,830	20,358	20,947	61,135
Interest expense	2,888	2,995	1,054	6,937
Investment income	(1,635)	(1,676)	(1,334)	(4,645)

	826,564	823,963	836,806	2,487,333

Income from continuing operations before income taxes	2,544	15,255	23,458	41,257
Provision for income taxes	2,687	5,554	9,747	17,988

Income (loss) from continuing operations	(143)	9,701	13,711	23,269
Discontinued operations, net of income taxes:
Loss from operations	(12,981)	(17,112)	(2,004)	(32,097)
Loss on divestiture of operations	–	(36,019)	–	(36,019)

Net income (loss)	$(13,124)	$(43,430)	$11,707	$(44,847)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.56	$0.79	$1.34
Discontinued operations:
Loss from operations	(0.75)	(0.98)	(0.12)	(1.85)
Loss on divestiture of operations	–	(2.07)	–	(2.07)

Net income (loss)	$(0.76)	$(2.49)	$0.67	$(2.58)

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.56	$0.78	$1.34
Discontinued operations:
Loss from operations	(0.75)	(0.98)	(0.11)	(1.84)
Loss on divestiture of operations	–	(2.07)	–	(2.07)

Net income (loss)	$(0.76)	$(2.49)	$0.67	$(2.57)

Shares used in computing earnings (loss) per common share:
Basic	17,377	17,407	17,443	17,409
Diluted	17,377	17,414	17,572	17,427

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations (Continued)

(Unaudited)

(In thousands, except per share amounts)

	2002 Quarters
	First	Second	Third	Fourth	Year
Revenues	$779,474	$806,544	$827,141	$816,344	$3,229,503

Salaries, wages and benefits	448,111	459,020	467,276	468,522	1,842,929
Supplies	99,210	103,304	106,113	106,898	415,525
Rent	62,730	64,866	65,357	65,838	258,791
Other operating expenses	114,953	120,691	145,079	128,681	509,404
Depreciation	16,541	17,249	18,052	18,735	70,577
Interest expense	3,732	3,818	1,368	3,135	12,053
Investment income	(1,879)	(3,396)	(2,343)	(2,050)	(9,668)

	743,398	765,552	800,902	789,759	3,099,611

Income from continuing operations before reorganization items and income taxes	36,076	40,992	26,239	26,585	129,892
Reorganization items	–	(5,520)	–	–	(5,520)

Income from continuing operations before income taxes	36,076	46,512	26,239	26,585	135,412
Provision for income taxes	14,821	19,121	12,159	10,661	56,762

Income from continuing operations	21,255	27,391	14,080	15,924	78,650
Loss from discontinued operations, net of income taxes	(3,077)	(3,729)	(24,236)	(12,855)	(43,897)

Net income (loss)	$18,178	$23,662	$(10,156)	$3,069	$34,753

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.23	$1.58	$0.81	$0.92	$4.53
Loss from discontinued operations	(0.18)	(0.22)	(1.39)	(0.74)	(2.53)

Net income (loss)	$1.05	$1.36	$(0.58)	$0.18	$2.00

Diluted:
Income from continuing operations	$1.11	$1.40	$0.77	$0.92	$4.37
Loss from discontinued operations	(0.16)	(0.19)	(1.32)	(0.74)	(2.44)

Net income (loss)	$0.95	$1.21	$(0.55)	$0.18	$1.93

Shares used in computing earnings (loss) per common share:
Basic	17,308	17,345	17,380	17,377	17,361
Diluted	19,074	19,554	18,395	17,384	18,001

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2003 Quarters
	First	Second	Third	Nine months
Revenues:
Health services division:
Nursing centers	$424,907	$431,207	$447,202	$1,303,316
Rehabilitation services	8,502	8,795	12,065	29,362

	433,409	440,002	459,267	1,332,678
Hospital division:
Hospitals	340,855	346,054	346,127	1,033,036
Ancillary services	1,759	1,484	1,389	4,632

	342,614	347,538	347,516	1,037,668

Pharmacy division	68,828	67,136	69,436	205,400

	844,851	854,676	876,219	2,575,746
Elimination of pharmacy charges to Company nursing centers	(15,743)	(15,458)	(15,955)	(47,156)

	$829,108	$839,218	$860,264	$2,528,590

Income (loss) from continuing operations:
Operating income (loss):
Health services division:
Nursing centers	$41,925	$56,465	$54,249	$152,639
Rehabilitation services	(959)	(750)	261	(1,448)

	40,966	55,715	54,510	151,191
Hospital division:
Hospitals	70,304	74,017	84,517	228,838
Ancillary services	180	(562)	7	(375)

	70,484	73,455	84,524	228,463

Pharmacy division	6,902	6,109	6,201	19,212
Corporate:
Overhead	(26,713)	(28,354)	(28,670)	(83,737)
Insurance subsidiary	(2,607)	(3,407)	(4,002)	(10,016)

	(29,320)	(31,761)	(32,672)	(93,753)

	89,032	103,518	112,563	305,113
Unusual transactions	–	–	(1,345)	(1,345)

Operating income	89,032	103,518	111,218	303,768
Rent	(65,405)	(66,586)	(67,093)	(199,084)
Depreciation	(19,830)	(20,358)	(20,947)	(61,135)
Interest, net	(1,253)	(1,319)	280	(2,292)

Income from continuing operations before income taxes	2,544	15,255	23,458	41,257
Provision for income taxes	2,687	5,554	9,747	17,988

	$(143)	$9,701	$13,711	$23,269

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2002 Quarters
	First	Second	Third	Fourth	Year
Revenues:
Health services division:
Nursing centers	$428,217	$427,136	$436,329	$426,886	$1,718,568
Rehabilitation services	7,830	8,566	8,697	9,203	34,296

	436,047	435,702	445,026	436,089	1,752,864

Hospital division:
Hospitals	296,442	322,764	330,910	326,183	1,276,299
Ancillary services	1,870	2,278	1,639	1,766	7,553

	298,312	325,042	332,549	327,949	1,283,852

Pharmacy division	59,178	59,948	64,014	67,089	250,229

	793,537	820,692	841,589	831,127	3,286,945
Elimination of pharmacy charges to Company nursing centers	(14,063)	(14,148)	(14,448)	(14,783)	(57,442)

	$779,474	$806,544	$827,141	$816,344	$3,229,503

Income from continuing operations:
Operating income (loss):
Health services division:
Nursing centers	$84,695	$85,774	$63,480	$59,396	$293,345
Rehabilitation services	(66)	288	1,155	(1,639)	(262)

	84,629	86,062	64,635	57,757	293,083

Hospital division:
Hospitals	59,574	62,326	70,979	67,561	260,440
Ancillary services	135	246	(240)	118	259

	59,709	62,572	70,739	67,679	260,699

Pharmacy division	5,537	5,823	5,856	6,056	23,272
Corporate:
Overhead	(31,674)	(29,200)	(30,812)	(19,469)	(111,155)
Insurance subsidiary	(1,001)	(1,203)	(1,745)	(2,100)	(6,049)

	(32,675)	(30,403)	(32,557)	(21,569)	(117,204)

	117,200	124,054	108,673	109,923	459,850
Unusual transactions	–	(525)	–	2,320	1,795
Reorganization items	–	5,520	–	–	5,520

Operating income	117,200	129,049	108,673	112,243	467,165
Rent	(62,730)	(64,866)	(65,357)	(65,838)	(258,791)
Depreciation	(16,541)	(17,249)	(18,052)	(18,735)	(70,577)
Interest, net	(1,853)	(422)	975	(1,085)	(2,385)

Income from continuing operations before income taxes	36,076	46,512	26,239	26,585	135,412
Provision for income taxes	14,821	19,121	12,159	10,661	56,762

	$21,255	$27,391	$14,080	$15,924	$78,650

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2003 Quarters			Nine months
	First	Second	Third
Rent:
Health services division:
Nursing centers	$40,142	$40,956	$41,604	$122,702
Rehabilitation services	69	95	123	287

	40,211	41,051	41,727	122,989
Hospital division:
Hospitals	24,204	24,625	24,280	73,109
Ancillary services	201	213	235	649

	24,405	24,838	24,515	73,758

Pharmacy division	725	638	789	2,152
Corporate	64	59	62	185

	$65,405	$66,586	$67,093	$199,084

Depreciation:
Health services division:
Nursing centers	$6,674	$6,818	$6,898	$20,390
Rehabilitation services	16	20	22	58

	6,690	6,838	6,920	20,448
Hospital division:
Hospitals	7,255	7,658	7,894	22,807
Ancillary services	119	(39)	107	187

	7,374	7,619	8,001	22,994

Pharmacy division	531	552	574	1,657
Corporate	5,235	5,349	5,452	16,036

	$19,830	$20,358	$20,947	$61,135

Capital expenditures, excluding acquisitions:
Health services division (including discontinued operations)	$3,273	$6,422	$9,803	$19,498
Hospital division	2,822	4,133	5,773	12,728
Pharmacy division	616	522	815	1,953
Corporate:
Information systems	3,207	5,992	4,071	13,270
Other	647	408	361	1,416

	$10,565	$17,477	$20,823	$48,865

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2002 Quarters				Year
	First	Second	Third	Fourth
Rent:
Health services division:
Nursing centers	$38,395	$39,136	$39,789	$40,124	$157,444
Rehabilitation services	24	24	37	43	128

	38,419	39,160	39,826	40,167	157,572
Hospital division:
Hospitals	23,336	24,675	24,513	24,375	96,899
Ancillary services	225	234	225	232	916

	23,561	24,909	24,738	24,607	97,815

Pharmacy division	717	734	741	998	3,190
Corporate	33	63	52	66	214

	$62,730	$64,866	$65,357	$65,838	$258,791

Depreciation:
Health services division:
Nursing centers	$5,921	$5,985	$6,363	$6,392	$24,661
Rehabilitation services	9	6	13	15	43

	5,930	5,991	6,376	6,407	24,704
Hospital division:
Hospitals	6,361	6,638	6,994	7,087	27,080
Ancillary services	146	200	131	103	580

	6,507	6,838	7,125	7,190	27,660

Pharmacy division	397	428	469	513	1,807
Corporate	3,707	3,992	4,082	4,625	16,406

	$16,541	$17,249	$18,052	$18,735	$70,577

Capital expenditures, excluding acquisitions:
Health services division (including discontinued operations)	$2,116	$4,728	$6,498	$10,785	$24,127
Hospital division	3,316	6,430	6,056	10,831	26,633
Pharmacy division	396	782	882	1,431	3,491
Corporate:
Information systems	3,330	6,632	6,474	9,140	25,576
Other	710	787	1,056	1,691	4,244

	$9,868	$19,359	$20,966	$33,878	$84,071

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters			Nine months
	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	65	65	66
Number of licensed beds	5,408	5,430	5,461

Revenue mix % (a):
Medicare	60	59	63	61
Medicaid	8	8	7	7
Private and other	32	33	30	32

Admissions:
Medicare	6,853	6,557	6,252	19,662
Medicaid	656	615	681	1,952
Private and other	1,334	1,350	1,350	4,034

	8,843	8,522	8,283	25,648

Patient days:
Medicare	222,919	220,123	197,394	640,436
Medicaid	32,266	33,218	32,016	97,500
Private and other	58,369	61,136	55,486	174,991

	313,554	314,477	284,896	912,927

Average length of stay:
Medicare	32.5	33.6	31.6	32.6
Medicaid	49.2	54.0	47.0	49.9
Private and other	43.8	45.3	41.1	43.4
Weighted average	35.5	36.9	34.4	35.6

Revenues per admission (a):
Medicare	$29,872	$31,415	$34,556	$31,876
Medicaid	40,554	44,515	36,914	40,532
Private and other	82,112	83,474	77,737	81,104
Weighted average	38,545	40,607	41,788	40,277

Revenues per patient day (a):
Medicare	$918	$936	$1,094	$979
Medicaid	825	824	785	811
Private and other	1,877	1,843	1,891	1,870
Weighted average	1,087	1,100	1,215	1,132

Average daily census	3,484	3,456	3,097	3,344
Occupancy %	67.3	66.4	59.3	64.3

(a)	Includes income of $14 million related to certain Medicare reimbursement issues recorded in the third quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters			Nine months
	First	Second	Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	258	258	258
Managed	7	7	7

	265	265	265

Number of licensed beds:
Owned or leased	33,563	33,394	33,387
Managed	803	803	803

	34,366	34,197	34,190

Revenue mix %:
Medicare	33	33	31	32
Medicaid	48	48	50	49
Private and other	19	19	19	19

Patient days (excludes managed facilities):
Medicare	411,096	411,289	407,207	1,229,592
Medicaid	1,755,036	1,765,407	1,816,395	5,336,838
Private and other	424,738	432,200	437,233	1,294,171

	2,590,870	2,608,896	2,660,835	7,860,601

Revenues per patient day:
Medicare	$337	$342	$344	$341
Medicaid	117	118	124	120
Private and other	189	190	189	189
Weighted average	164	165	168	166

Average daily census	28,787	28,669	28,922	28,793
Occupancy %	85.5	85.1	86.3	85.6

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,804	27,566	27,886
Non-affiliated	28,365	28,848	29,507

	58,169	56,414	57,393

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2002 Quarters
	First	Second	Third	Fourth	Year
Hospital data:
End of period data:
Number of hospitals	57	63	64	65
Number of licensed beds	4,961	5,276	5,344	5,385

Revenue mix % (a):
Medicare	58	61	58	61	59
Medicaid	10	8	8	9	9
Private and other	32	31	34	30	32

Admissions:
Medicare	5,585	6,498	6,003	6,409	24,495
Medicaid	592	569	619	623	2,403
Private and other	1,168	1,615	1,255	1,243	5,281

	7,345	8,682	7,877	8,275	32,179

Patient days:
Medicare	196,057	218,392	209,158	211,990	835,597
Medicaid	33,864	32,635	33,590	34,733	134,822
Private and other	58,437	57,266	56,623	57,279	229,605

	288,358	308,293	299,371	304,002	1,200,024

Average length of stay:
Medicare	35.1	33.6	34.8	33.1	34.1
Medicaid	57.2	57.4	54.3	55.8	56.1
Private and other	50.0	35.5	45.1	46.1	43.5
Weighted average	39.3	35.5	38.0	36.7	37.3

Revenues per admission (a):
Medicare	$30,904	$30,019	$31,827	$31,086	$30,943
Medicaid	50,324	46,496	45,109	45,746	46,887
Private and other	80,521	62,691	89,186	79,209	76,819
Weighted average	40,360	37,176	42,010	39,418	39,663

Revenues per patient day (a):
Medicare	$880	$893	$913	$940	$907
Medicaid	880	811	831	821	836
Private and other	1,609	1,768	1,977	1,719	1,767
Weighted average	1,028	1,047	1,105	1,073	1,064

Average daily census	3,204	3,388	3,254	3,304	3,288
Occupancy %	67.6	65.9	63.6	64.2	65.3

(a)	Includes $12 million related to a favorable settlement with a private insurance company recorded in the third quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2002 Quarters				Year
	First	Second	Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	260	258	258	258
Managed	14	10	10	7

	274	268	268	265

Number of licensed beds:
Owned or leased	33,699	33,634	33,606	33,587
Managed	1,417	1,017	1,017	803

	35,116	34,651	34,623	34,390

Revenue mix %:
Medicare	34	34	33	31	33
Medicaid	46	47	48	50	48
Private and other	20	19	19	19	19

Patient days (excludes managed facilities):
Medicare	403,900	404,048	394,446	389,018	1,591,412
Medicaid	1,769,272	1,773,717	1,814,270	1,820,422	7,177,681
Private and other	463,345	462,196	461,289	452,894	1,839,724

	2,636,517	2,639,961	2,670,005	2,662,334	10,608,817

Revenues per patient day:
Medicare	$359	$358	$361	$334	$353
Medicaid	113	112	115	118	115
Private and other	181	180	183	183	182
Weighted average	162	162	163	160	162

Average daily census	29,295	29,011	29,022	28,938	29,065
Occupancy %	86.1	85.7	86.0	85.8	85.9

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	30,471	30,568	30,279	29,966
Non-affiliated	25,695	27,148	28,460	28,873

	56,166	57,716	58,739	58,839

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/03
	2003	2004	2005	2006	2007	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$1,009	$4,532	$5,381	$6,339	$7,421	$19,756	$44,438	$44,634
Average interest rate	11.0%	11.0%	11.0%	11.0%	11.0%	10.9%
Variable rate	$–	$–	$–	$–	$–	$100,500	$100,500	$100,249
Average interest rate (a)

(a)     Interest is payable, at the option of the Company, at the one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the quarter ended September 30, 2003, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, and as of the end of the quarter for which this report is made, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain current and former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the Company’s reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s current and former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiffs’ failure to make a demand for remedy upon the appropriate Board of Directors. The Company also has argued that it is an improper party to this lawsuit. The court has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

PART II.    OTHER INFORMATION (Continued)

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated By-Laws of Kindred Healthcare, Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K:

On July 15, 2003, the Company filed a Current Report on Form 8-K announcing that the Company had completed the divestiture of all its Florida and Texas nursing center operations. In addition, this Form 8-K included the pro forma financial statements required by Item 7(b) of Form 8-K. On August 13, 2003, the Company filed a Current Report on Form 8-K announcing its financial results for the second quarter ended June 30, 2003 and the appointment of Eddy J. Rogers, Jr. to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 7, 2003	/s/ EDWARD L. KUNTZ
Edward L. Kuntz Chairman of the Board and Chief Executive Officer

Date: November 7, 2003	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Senior Vice President, Chief Financial Officer and Treasurer