Form 10-K
period 2003-12-31
KINDRED HEALTHCARE INC
filed 2004-03-12
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14057

KINDRED HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1323993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

680 South Fourth Street Louisville, Kentucky	40202-2412
(Address of principal executive offices)	(Zip Code)

(502) 596-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.25 per share

Series A Warrants to Purchase Common Stock

Series B Warrants to Purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment of this Annual Report on Form 10-K.    ☐

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on Nasdaq on June 30, 2003, was approximately $261,498,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☑    No  ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2004, there were 18,173,062 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that primarily operates hospitals, nursing centers and institutional pharmacies. At December 31, 2003, our hospital division operated 66 hospitals (5,219 licensed beds) in 23 states. In addition, our health services division operated 255 nursing centers (32,927 licensed beds) in 30 states and a rehabilitation therapy business. The Company also operated an institutional pharmacy division with 30 pharmacies in 19 states. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved our Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”). On April 20, 2001 (the “Effective Date”), we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of our Plan of Reorganization. In connection with our emergence, we changed our name to Kindred Healthcare, Inc. See “– Our Reorganization.”

From the filing for protection under the Bankruptcy Code on September 13, 1999 through the Effective Date, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, our consolidated financial statements were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

In connection with our emergence from bankruptcy, we reflected the terms of our Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of preparation of the financial statements for each respective entity.

As used in this Annual Report on Form 10-K, the term “Predecessor Company” refers to us and our operations for periods prior to April 1, 2001, while the term “Reorganized Company” is used to describe us and our operations for periods thereafter.

On May 1, 1998, Ventas, Inc. (“Ventas”) completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock (the “Spin-off”). Ventas retained ownership of substantially all of its real property and leases such real property to us. In anticipation of the Spin-off, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to our businesses as they were conducted by Ventas prior to the Spin-off.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “– Cautionary Statements.”

Discontinued Operations

During 2003, we effected certain strategic transactions to improve our future operating results. On June 30, 2003, we completed the divestiture of all of our Florida and Texas nursing center operations (the “Florida and Texas Divestiture”). On December 11, 2003, we acquired eight nursing centers and two hospitals formerly leased from Ventas (the “Ventas II Facilities”) for $85 million in cash. We intend to dispose of the Ventas II Facilities as soon as practicable. In the fourth quarter of 2003, we also allowed two nursing center operating leases to expire and canceled two hospital pulmonary management agreements. In addition, we disposed of an ancillary services business in our hospital division and terminated two pharmacy infusion therapy partnerships.

For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

All financial and statistical information presented in this Annual Report reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

HEALTHCARE OPERATIONS

During 2003, we were organized into three operating divisions: the hospital division, the health services division, which operates nursing centers and a rehabilitation therapy business, and the pharmacy division, which operates an institutional pharmacy business. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and customers, improve the quality of its operations and achieve operating efficiency objectives.

HOSPITAL DIVISION

Our hospital division primarily provides long-term acute care services to medically complex patients through the operation of a national network of 66 hospitals (which includes two hospitals operated as general short-term acute care hospitals) with 5,219 licensed beds located in 23 states as of December 31, 2003. We operate the largest network of long-term acute care hospitals in the United States based on fiscal 2003 revenues of approximately $1.3 billion (before eliminations). As a result of our commitment to the long-term acute care business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver quality care in a cost-effective manner.

In addition to our long-term acute care hospitals, the hospital division operates two hospitals as general short-term acute care hospitals. A number of the hospital division’s long-term acute care hospitals also provide outpatient services. General short-term acute care and outpatient services may include inpatient services, diagnostic services, CT scanning, one-day surgery, laboratory, X-ray, respiratory therapy, cardiology and physical therapy.

In our hospitals, we treat critically ill, medically complex patients who suffer from multiple organ system failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. In particular, we have a core competency in treating patients with pulmonary disorders. Medically complex patients often are dependent on technology, such as mechanical ventilators, total parental nutrition, respiratory or cardiac monitors and dialysis machines for continued life support. Many of our patients may require ventilator care during their length of stay. During 2003, the average length of stay for patients in our hospitals was approximately 35 days. Although the hospital division’s patients range in age from pediatric to geriatric, approximately 70% of these patients are over 65 years of age.

Our hospital division patients have conditions which require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. Due to their severe medical conditions, these patients are not clinically appropriate for admission to a nursing center and their medical conditions are periodically or chronically unstable. By combining selected general short-term acute care services with the ability to care for medically complex patients, we believe that our long-term acute care hospitals provide our patients with high quality, cost-effective care.

Our long-term acute care hospitals employ a comprehensive program of care for their medically complex patients which draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate medically complex patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, most of our patients receive individualized treatment plans in rehabilitation, skin integrity management and clinical pharmacology. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Hospital Division Strategy

Our goal is to remain a leading operator of long-term acute care hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives. In this regard, we have taken the following measures to improve and maintain the quality of care at our hospitals:

•	established an integrated quality assurance and improvement program, administered by our chief medical officer, senior vice president of clinical operations, vice president of quality and risk management and director of quality management, which encompasses utilization review, quality improvement, infection control and risk management.

•	maintained a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys.

•	implemented a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations (the “Joint Commission”).

•	established quality councils at the divisional, regional and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division, including fulfilling our obligations under our Corporate Integrity Agreement.

•	committed to attracting high quality professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel.

•	incorporated the clinical advice of our chief medical officer, medical advisory board and other physicians into our operational procedures.

•	monitored licensure and certification compliance through a vice president for quality and risk management.

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based on the hospital’s occupancy and the clinical needs of its patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in census,

•	increasing the standardization of operating processes,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, human resources and information systems,

•	managing pharmacy costs through the use of formularies and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•	Hospital-in-Hospital – We look to contract with non-Kindred short-term acute care hospitals to operate 30 to 40 bed long-term acute care hospitals within the host hospital. Under such arrangements, we lease space and purchase a limited amount of ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into our care. These hospitals-in-hospitals also receive a substantial number of their patients from general short-term acute care hospitals other than the host hospitals. During 2003, we opened two new hospitals-in-hospitals with a total of 61 beds. In addition, we have agreements to open four additional hospitals-in-hospitals with a total of 151 beds in 2004.

•	Free-standing Hospitals – We seek to add free-standing hospitals in certain strategic markets. In 2003, we opened a free-standing hospital in Nashville, Tennessee containing 60 beds. During 2004, we expect to open new free-standing hospitals in Corpus Christi, Texas, which will contain 74 beds, and in Dayton, Ohio, which will contain 68 beds.

•	Same Store Growth – We seek to expand capacity in existing hospitals based upon community demand and expanding market share. In 2003, we expanded existing capacity at two hospitals by 45 beds.

•	Growing Through Disciplined Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. In April 2002, we acquired Specialty Healthcare Services, Inc. (“Specialty”), a private operator of six long-term acute care hospitals with a total of 425 beds.

Expanding Breadth of Industry Leadership.    We are a leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we deliver other services in areas such as wound care, post surgical care, acute rehabilitation and pain management. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services.

Increasing Higher Margin Commercial Volume.    We typically receive substantially higher reimbursement rates from commercial insurers than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process.

Improving Relationships with Referring Providers.    Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers. In order to maintain these relationships, we employ case managers who are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. Case managers also are responsible for educating healthcare professionals from referral sources about the unique nature of the services provided by our long-term acute care hospitals. Specifically, case managers train and educate the staff of referring institutions about long-term acute care hospital services and the types of patients who could benefit from such services.

Selected Hospital Division Operating Data

The following table sets forth certain operating data for the hospital division (dollars in thousands, except statistics):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Hospitals:
Revenues	$1,337,209	$1,241,337	$791,416	$261,183
Operating income	$306,866	$261,219	$150,322	$52,114
Facilities in operation at end of period	66	63	55	54
Licensed beds at end of period	5,219	5,053	4,629	4,535
Admissions	33,570	30,973	21,392	7,464
Patient days	1,162,808	1,161,383	772,865	263,108
Revenues per admission	$39,833	$40,078	$36,996	$34,992
Revenues per patient day	$1,150	$1,069	$1,024	$993
Average daily census	3,186	3,182	2,810	2,923
Average length of stay	34.6	37.5	36.1	35.3
Occupancy %	65.1	67.6	64.9	67.7

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent, corporate overhead, unusual transactions and reorganization items. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Occupancy %” is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

Total assets of the hospital division were $526 million and $538 million at December 31, 2003 and 2002, respectively.

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

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2003	70%	61%	11%	8%	19%	31%
Year ended December 31, 2002	70	59	11	9	19	32
Nine months ended December 31, 2001	67	57	13	9	20	34
Three months ended March 31, 2001	68	56	13	11	19	33

For the year ended December 31, 2003, revenues of the hospital division totaled approximately $1.3 billion or 40% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2003:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	159	–	2	1	3
California	801	4	6	1	11
Colorado	68	–	1	–	1
Florida (1)	558	–	6	1	7
Georgia (1)	72	–	–	1	1
Illinois (1)	545	–	4	1	5
Indiana	167	–	2	1	3
Kentucky (1)	374	–	1	–	1
Louisiana	168	–	1	–	1
Massachusetts (1)	109	–	2	–	2
Michigan (1)	160	–	1	–	1
Missouri (1)	227	–	2	–	2
Nevada (1)	144	1	1	–	2
New Mexico	92	–	1	1	2
North Carolina (1)	124	–	1	–	1
Ohio	75	–	–	1	1
Oklahoma	59	–	1	–	1
Pennsylvania	229	–	2	3	5
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	778	2	6	3	11
Washington (1)	80	1	–	–	1
Wisconsin	62	1	–	–	1

Totals	5,219	9	41	16	66

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcome program which includes a review of its patient population against utilization and quality screenings, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, our hospitals have integrated quality assessment and improvement programs administered by a director of quality management which encompasses utilization review, quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission. The purposes of this internal review process are to (a) ensure ongoing compliance with industry recognized standards for hospitals, (b) assist management in analyzing each hospital’s operations and (c) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Our hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, our hospitals are staffed with a multi-disciplinary team of healthcare professionals including: a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists, pharmacists, registered dietitians and social workers.

Each hospital maintains a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the hospital’s interdisciplinary team to determine a care plan. Where appropriate, the care plan may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

A hospital chief executive officer supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital also employs a chief financial officer who monitors the financial matters of each hospital. In addition, each hospital employs either a chief operating officer or chief clinical officer to oversee the clinical operations of the hospital and a director of quality management to direct an integrated quality assurance program. We provide centralized services in the areas of information systems design and development, training, human resources management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to spend more time on patient care.

A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into four geographic regions with each region headed by a senior vice president, each of whom reports to the divisional president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

Hospital Division Competition

As of December 31, 2003, our hospitals were located in 43 geographic markets in 23 states. In each geographic market, there are general short-term acute care hospitals which provide services comparable to those offered by our hospitals. In addition, several of the markets in which the hospital division operates have other long-term acute care hospitals, some of which provide similar services to those provided by our hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the long-term acute care business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the long-term acute care market with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective long-term care through the operation of a national network of 255 nursing centers (32,927 licensed beds) located in 30 states and a rehabilitation therapy business as of December 31, 2003. We operate the third largest network of nursing centers in the United States based on our fiscal 2003 revenues of approximately $1.7 billion (before eliminations). Through our nursing centers, we provide residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

Effective January 1, 2004, we reorganized our rehabilitation services business by transferring our internal rehabilitation personnel from our nursing centers and consolidating them with our external rehabilitation business. Our rehabilitation business will now operate under the name “Peoplefirst Rehabilitation.” Peoplefirst Rehabilitation will continue to provide quality rehabilitative services, including physical, occupational and speech therapies, to the residents of our facilities and facilities operated by third parties. Beginning January 1, 2004, Peoplefirst Rehabilitation will be operated as a separate operating division.

At a number of our nursing centers, we offer specialized programs for residents suffering from Alzheimer’s disease and dementia. Within these nursing centers, we provide quality care to these residents by dedicating to them separate units run by teams of professionals that specialize in the unique problems experienced by Alzheimer’s and dementia residents. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia, based on the specialization and size of our program for caring for these residents.

We monitor and enhance the quality of care at our nursing centers through the use of quality assurance and performance improvement committees as well as family satisfaction surveys. Our quality assurance and performance improvement committees oversee resident healthcare needs and resident and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each facility to promote quality care. Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our accommodations, equipment, services, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Health Services Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our census and enhance our payor mix. In addition, we have implemented several initiatives to improve our quality and thereby enhance our profitability. The principal elements of our health services division strategy are:

Providing Quality, Clinical-Based Services.    The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services, we pursue initiatives to:

•	hire and retain quality healthcare personnel by becoming the employer of choice in the industry and investing in employee development,

•	improve our processes to monitor and promote our resident care objectives and align financial incentives with quality care,

•	maximize clinical outcomes by implementing the collaborative advice and recommendations of our chief medical officer, senior nursing staff and rehabilitation therapists,

•	implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division, including fulfilling our obligations under our Corporate Integrity Agreement, and

•	improve and expand our internal training programs.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center administrators, admissions coordinators and/or the facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional and district marketing staffs. In order to increase awareness of our services and the provision of quality care, we:

•	direct a targeted marketing effort at the elderly population, which we believe is the fastest growing segment in the United States,

•	offer internet access sites for each facility to increase the awareness and availability of our services, and

•	work to improve our relationships with existing local referral sources and identify and develop new referral sources.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. In our effort to improve operating efficiency we have:

•	centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance, human resources, and information systems,

•	developed a management information system to aid in financial and clinical reporting as well as billing and collections, and

•	focused our efforts to hire and retain quality personnel.

Expanding Rehabilitation Services and Programs through Peoplefirst Rehabilitation.    We are dedicated to providing quality nursing services to our residents by offering a full spectrum of rehabilitation services through Peoplefirst Rehabilitation. We believe consolidating our rehabilitation services business will enable us to better support program expansion, quality initiatives and leverage existing clinical, compliance and recruiting efforts. We also intend to expand our external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We intend to increase our market share by providing quality clinical care and strong customer services that will promote the quality and clinical objectives of our residents and customers.

Selected Health Services Division Operating Data

The following table sets forth certain operating data for the health services division (dollars in thousands, except statistics):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Nursing centers:
Revenues	$1,693,110	$1,658,659	$1,204,126	$381,331
Operating income	$220,039	$292,684	$248,009	$69,361
Facilities in operation at end of period:
Owned or leased	248	248	252	248
Managed	7	7	23	35
Licensed beds at end of period:
Owned or leased	32,124	32,314	32,717	32,258
Managed	803	803	2,367	3,861
Patient days (a)	10,171,456	10,259,386	7,710,343	2,509,636
Revenues per patient day (a)	$167	$162	$156	$152
Average daily census (a)	27,867	28,108	28,038	27,885
Occupancy % (a)	86.2	86.4	86.2	86.1
Rehabilitation services:
Revenues	$43,483	$34,296	$27,451	$10,695
Operating income (loss)	$(1,763)	$(262)	$2,883	$(901)

(a)	Excludes managed facilities.

Total assets of the health services division were $387 million and $423 million at December 31, 2003 and 2002, respectively.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private payment residents. Consistent with the nursing center industry, changes in the mix of the health services division’s resident population among these three categories significantly affect the profitability of our nursing center operations. Although Medicare and higher acuity residents generally produce the most revenue per patient day, profitability with respect to higher acuity residents is reduced by the costs associated with the higher level of nursing care and other services generally required by such residents.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2003	16%	32%	68%	49%	16%	19%
Year ended December 31, 2002	15	33	68	48	17	19
Nine months ended December 31, 2001	14	31	67	48	19	21
Three months ended March 31, 2001	14	31	67	47	19	22

For the year ended December 31, 2003, revenues of the health services division totaled approximately $1.7 billion or 52% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2003:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	588	–	3	1	–	4
Arizona	823	–	5	1	–	6
California	2,262	4	11	3	1	19
Colorado	695	–	4	1	–	5
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	1,053	1	5	1	–	7
Idaho	862	1	8	–	–	9
Indiana	4,372	–	15	13	–	28
Kentucky (1)	1,801	1	11	3	–	15
Louisiana (1)	305	–	–	1	1	2
Maine (1)	779	–	10	–	–	10
Massachusetts (1)	3,640	–	27	3	3	33
Mississippi (1)	125	–	–	1	–	1
Missouri (1)	496	–	–	3	–	3
Montana (1)	446	–	2	1	–	3
Nebraska (1)	163	–	1	–	–	1
Nevada (1)	180	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,764	–	19	4	–	23
Ohio (1)	2,011	–	11	4	–	15
Oregon (1)	254	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	2,500	1	4	11	–	16
Utah	740	–	5	–	1	6
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	993	1	9	–	–	10
Wisconsin (1)	2,133	–	11	2	–	13
Wyoming	451	–	4	–	–	4

Totals	32,927	9	186	53	7	255

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, social services director, business office manager and, physical, occupational and speech therapists. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on quality assurance or performance improvement committees. We provide our facilities with centralized information systems, human resources management, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance and accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies and permits facility staff to focus on the delivery of high quality nursing services.

Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into four geographic regions, each of which is headed by an operational senior vice president. These four operational senior vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are managed by the division’s chief medical officer and senior vice president of clinical operations. District and/or regional staff in the areas of nursing, dietary and rehabilitation services, federal and state reimbursement, human resources management, maintenance, sales and financial services support the health services division. A senior vice president of rehabilitation services that reports directly to the divisional president manages our rehabilitation services business.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by quality assurance and performance improvement committees as well as family satisfaction surveys. These committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and in the surveys families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote quality resident care.

The health services division provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality resident care.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

Rehabilitation Services

Effective January 1, 2004, we reorganized our rehabilitation services business by transferring over 4,000 of our internal rehabilitation personnel from our nursing centers and consolidating them into our external rehabilitation business. Through Peoplefirst Rehabilitation, we provide quality rehabilitation services, including physical, occupational and speech therapies, to the residents of our facilities and facilities operated by third parties.

We provide rehabilitation services primarily in long-term care settings, but our customers also include school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers. In addition to providing therapy services, Peoplefirst Rehabilitation assists customers with therapy management services, reimbursement issues, clinical expertise and the development of marketing plans.

Beginning January 1, 2004, Peoplefirst Rehabilitation will be operated as a separate operating division.

Health Services Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, their location and physical appearance and, in the case of private payment residents, the charges for our services. Some competitors are located in buildings that are newer than those we operate and may provide services that we do not offer. Our nursing centers compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. The industry includes government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to such residents are based generally on fixed rates), there is significant competition for private payment residents.

In addition, our health services division competes in the fragmented and highly competitive ancillary services markets. Many nursing centers have developed internal staff to provide these services, particularly in response to the implementation of the Medicare prospective payment system for nursing centers. The primary competitive factors for the ancillary services markets are quality of services, charges for services and responsiveness to the needs of residents and families.

PHARMACY DIVISION

Our institutional pharmacy division provides a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers we operate. We primarily operate 30 institutional pharmacies in 19 states that serve approximately 61,400 patients and residents of long-term care facilities. We serve over 680 facilities including skilled nursing facilities (including 224 Kindred nursing centers), assisted living facilities, psychiatric hospitals and other institutional healthcare facilities. Over the past three years, we have increased substantially the number of non-affiliated beds we serve.

Our pharmacy division is the fourth largest institutional pharmacy company in the United States based on fiscal 2003 revenues of approximately $272 million (before eliminations). We are organized into five geographic regions with significant bed concentrations in California, Florida, Tennessee, Indiana, North Carolina and Massachusetts.

The pharmacy division’s core business is providing pharmaceutical dispensing services to residents of skilled nursing facilities and assisted living facilities. We purchase, repackage and dispense pharmaceuticals, both prescription and non-prescription, in accordance with physician orders and deliver such medication to the healthcare facility for administration to the resident. We typically service facilities within a 120-mile radius of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery and/or consultation.

Computerized resident medical records and documentation are critical to our distribution system. We can provide computerized physician orders and medication administration records for each resident on a monthly basis as requested. Data from these records is formulated into monthly management reports on resident care and quality assurance. This system improves efficiency in nursing time, reduces drug waste and lowers adverse drug reactions.

The pharmacy division also provides various supplemental healthcare services that complement our core pharmacy services. Federal and state regulations mandate that long-term care facilities maintain and improve the quality of resident care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The federal Omnibus Budget Reconciliation Act of 1987, as amended (“OBRA”), further standardized care by mandating additional standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Our clinical pharmacists work closely with the nursing staff and facility medical directors to assure compliance with these regulations. We also offer a number of programs that assist long-term care facilities in enhancing care, reducing costs and complying with federal and state regulations.

Pharmacy Division Strategy

Our goal is to remain a highly reliable and efficient provider of institutional pharmacy services, which will enable us to expand our market share. Our strategies for achieving this goal include:

Maintaining Focus on Customer Satisfaction.    The pharmacy division differentiates its operations by focusing on supplying our customers with the most effective medication delivered in a timely manner. We have remained flexible to meet our customers’ needs while offering the same services as larger providers.

Improving Operating Efficiency.    The pharmacy division is focused on improving operating efficiencies and controlling costs by standardizing operations and managing our pharmaceutical costs. Our management information systems allow us to maintain service standards, achieve regulatory compliance and navigate the rapidly changing billing complexities of individual state Medicaid programs. We strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the development of additional pharmacies and the continued expansion of our services in existing markets:

•	New Pharmacies – We anticipate opening four new pharmacies in 2004 to service new clients and markets.

•	External Pharmacy Business – During the past three years, we have increased the non-affiliated beds we service by approximately 63% and are aggressively pursuing continued growth in this area.

•	Growing Through Disciplined Acquisitions – On a selective basis, we may look to acquire local or regional institutional pharmacy providers to expand our market penetration.

Selected Pharmacy Division Operating Data

The following table sets forth certain operating data for the pharmacy division (dollars in thousands, except statistics):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Revenues	$272,433	$241,739	$160,608	$50,075
Operating income	$26,493	$22,681	$18,612	$5,659
Institutional pharmacies in operation at end of period	30	30	32	32
Number of customer licensed beds at end of period:
Company-operated	28,280	29,966	30,297	29,750
Non-affiliated	33,127	28,873	24,774	20,799

Total	61,407	58,839	55,071	50,549

Total assets of the pharmacy division were $43 million at both December 31, 2003 and 2002.

Sources of Pharmacy Revenues

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The pharmacy division derives a substantial portion of its annual revenue from state Medicaid programs and from skilled nursing facilities for residents covered by Medicare Part A. The balance consists of private pay, insurance and other payors (including managed care).

The following table sets forth the approximate percentages of pharmacy revenues derived from the payor sources indicated:

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Medicare	23%	21%	19%	19%
Medicaid	52	52	53	52
Private and other	25	27	28	29

The healthcare industry is experiencing the effects of cost containment efforts by federal and state governments and other third party payors to control utilization of pharmaceuticals and negotiate reduced payment schedules with providers. These cost containment measures, combined with increased pricing pressure from managed care payors and other customers, generally have resulted in reduced rates of reimbursement for the products and services we provide.

In most states, Medicaid reimbursement is based on a discount from the “average wholesale price” plus a dispensing fee. Under the federal prospective payment system for skilled nursing facilities, Medicare Part A reimburses skilled nursing facilities on a fixed dollar per day basis for care (including the cost of pharmaceuticals) provided to residents in various acuity levels.

For the year ended December 31, 2003, revenues of the pharmacy division totaled approximately $272 million or 8% of our total revenues (before eliminations). For more information regarding the reimbursement for our pharmacy services, see “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

Pharmacy Locations

The following table lists by state the number of institutional pharmacies we operated as of December 31, 2003. All of our pharmacy locations are leased.

State	Institutional pharmacies	Approximate sq. footage
Alabama	1	5,000
Arizona	1	3,550
California	4	34,400
Colorado	1	2,700
Connecticut	1	2,500
Florida	3	18,550
Idaho	1	5,750
Indiana	2	15,150
Maine	1	4,800
Massachusetts	1	12,950
Montana	1	300
Nevada	2	8,450
North Carolina	3	20,050
Ohio	1	10,100
Tennessee	3	19,350
Utah	1	8,000
Virginia	1	7,950
Washington	1	2,800
Wisconsin	1	9,150

Totals	30	191,500

Sales and Marketing

The pharmacy division’s new business efforts are led by a vice president of sales and marketing and regional sales executives. Each sales executive is assigned to individual pharmacies within one of our five geographic regions and works closely with the pharmacy managers to understand the needs and opportunities in the local markets.

Historically, the pharmacy division’s strategy has primarily focused on adding beds from smaller independent nursing facilities or small regional chains rather than focusing on national chains. In 2003, as a result of newly identified opportunities, we created a director of national accounts position to pursue these larger group customer opportunities. These new opportunities usually develop because of service issues with a facility’s current pharmacy provider. The pharmacy division’s selling strategy emphasizes building relationships with facility level management, particularly the administrator and the director of nursing of the nursing facility.

Although price is always a significant consideration, we believe that timely and effective service is a critical element in selecting a pharmacy provider. The pharmacy division is focused on remaining flexible to handle individual customer demands, while maintaining and increasing our capacity to offer a complete breadth of services comparable to that of our larger competitors.

Pharmacy Division Management and Operations

Each of our pharmacy locations employs licensed pharmacists to meet the dispensing and consulting needs of our customers. A pharmacy manager is responsible for managing the day to day operations of each of our pharmacies, including financial oversight as well as clinical and quality management. We provide centralized services in the areas of information systems, training, human resources management, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management to each of our pharmacies. We believe that this centralization improves efficiency and allows pharmacy staff to focus on providing quality customer service.

A divisional president, chief operating officer and a chief financial officer manage the pharmacy division. Each region is headed by a regional director of pharmacy operations, each of whom reports to the chief operating officer. The clinical issues and quality concerns of the pharmacy division are managed by the division’s senior director of clinical services.

Pharmacy Division Competition

As of December 31, 2003, our pharmacies served customers in geographic markets that are generally defined as a 120-mile radius of our pharmacy locations. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies which provide services comparable to those offered by our pharmacies. Some of our competitors may have greater financial and other resources and may be more established than our pharmacies in the markets in which we compete. The institutional pharmacy market is dominated by three large providers: Omnicare, Inc., PharMerica (a subsidiary of AmerisourceBergen) and NeighborCare, Inc. Together, these three companies account for more than half of the institutional pharmacy market. The remaining market is highly fragmented and is primarily comprised of smaller independent providers.

We believe our institutional pharmacies generally compete on service, pricing and clinical expertise.

OUR REORGANIZATION

As a result of decreased Medicare and Medicaid reimbursement rates introduced by the Balanced Budget Act of 1997 (the “Balanced Budget Act”) and other issues associated with our Company, we were unable to meet our then existing financial obligations, including rent payable to Ventas and debt service obligations under our then existing indebtedness. Accordingly, on September 13, 1999, we filed voluntary petitions for protection under Chapter 11 of Title 11 of the Bankruptcy Code. On March 1, 2001, the Bankruptcy Court approved our Plan of Reorganization. From the date of our bankruptcy filing until we emerged from bankruptcy on April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. See note 4 of the notes to consolidated financial statements.

Pursuant to our Plan of Reorganization, on the Effective Date of the Plan of Reorganization:

•	we issued to certain claimholders, including senior creditors and Ventas, in exchange for their claims:

•	an aggregate of $300 million of senior secured notes, bearing interest at the London Interbank Offered Rate (as defined in the agreement) plus 4½%, which began accruing interest approximately two quarters after the Effective Date,

•	an aggregate of 15,000,000 shares of our common stock,

•	an aggregate of 2,000,000 Series A warrants, and

•	an aggregate of 5,000,000 Series B warrants,

•	we entered into a new $120 million revolving credit facility for working capital and other general corporate purposes,

•	we entered into amended and restated master lease agreements with Ventas covering 210 of the nursing centers and 44 of the hospitals that we operated,

•	we entered into a registration rights agreement with Ventas and each holder of 10% or more of our common stock following the exchange described above, providing such holders with certain shelf, demand and “piggy-back” registration rights, and

•	our then existing senior indebtedness and debt and equity securities were canceled.

As a result of the exchange described above, the holders of certain claims acquired control of us and the holders of our pre-reorganization common stock relinquished control.

In addition, in connection with our emergence from bankruptcy:

•	we changed our name to Kindred Healthcare, Inc.,

•	a new board of directors, including representatives of the principal security holders following the exchange, was appointed, and

•	effective April 1, 2001, we adopted fresh-start accounting in accordance with SOP 90-7. This resulted in the creation of a new reporting entity for financial reporting purposes and a revaluation of our assets and liabilities to reflect their estimated fair values. Because of the adoption of fresh-start accounting, amounts previously recorded in our historical financial statements changed materially. As a result, our financial statements for periods after our emergence from bankruptcy are not comparable in all respects to our financial statements for periods prior to the reorganization.

MASTER LEASE AGREEMENTS

Under our Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right in 2001 with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Leases with certain modifications requested by Ventas’s lender and required to be made by us pursuant to the Master Leases.

The Master Leases and the CMBS Lease are referred to collectively as, the “Master Lease Agreements.”

2003 Transactions with Ventas

During 2003, we acquired for resale 26 facilities formerly leased from Ventas under the Master Lease Agreements. On June 30, 2003, we acquired 15 Florida nursing centers and one Texas nursing center from Ventas for approximately $60 million and a $4 million lease termination fee. In addition, we amended the Master Lease Agreements to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements. The annual rent of approximately $9 million on these 16 acquired facilities terminated upon the closing of the purchase transaction.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet. During 2003, we paid $2.0 million of principal and $2.3 million of interest to Ventas under this arrangement.

On December 11, 2003, we acquired the Ventas II Facilities for $85 million in cash. In connection with this transaction, we paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the Securities and Exchange Commission (the “SEC”).

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 6 to 21 leased properties. Other than the CMBS Lease, which has only nursing center properties, each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

At our option, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. We may further extend the term for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based on the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

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

From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by us currently is $178.4 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 3½% over the prior period base rent if certain revenue parameters are obtained. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $185.7 million for the year ended December 31, 2003, $184.3 million for the year ended December 31, 2002, $135.6 million for the nine months ended December 31, 2001 and $45.4 million for the three months ended March 31, 2001.

Beginning May 1, 2004, each Master Lease Agreement provides for rent escalations if the patient revenues for the leased properties meet certain revenue criteria measured on a calendar year basis. As such, the annual aggregate base rent will escalate at an annual rate of 3 1/2%. As a result of the amendments to the Master Lease Agreements entered into in connection with the 2003 transactions with Ventas, the annual rent escalators will be payable in cash.

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

Use of the Leased Property

The Master Lease Agreements require that we utilize the leased properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent. We are responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for the leased properties to comply with various healthcare and other regulations. We also are obligated to operate continuously each leased property as a provider of healthcare services.

Events of Default

Under each Master Lease Agreement, an “Event of Default” will be deemed to occur if, among other things:

•	we fail to pay rent or other amounts within five days after notice,

•	we fail to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

•	certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code,

•	an event of default arises from our failure to pay principal or interest on our senior secured notes or any other indebtedness exceeding $50 million,

•	the maturity of the senior secured notes or any other indebtedness exceeding $50 million is accelerated,

•	we cease to operate any leased property as a provider of healthcare services for a period of 30 days,

•	a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

•	we or our subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,

•	we fail to maintain insurance,

•	we create or allow to remain certain liens,

•	we breach any material representation or warranty,

•	a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if we have voluntarily “banked” licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a “licensed bed event of default”),

•	Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a “Medicare/Medicaid event of default”),

•	we become subject to regulatory sanctions as determined by a final unappealable determination and fail to cure such regulatory sanctions within the specified cure period for any facility,

•	we fail to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

•	we fail to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

Remedies for an Event of Default

Except as noted below, upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1)    after not less than ten days’ notice to us, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that we pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)    without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)    seek any and all other rights and remedies available under law or in equity.

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

In addition, each Master Lease Agreement allows us to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas’s consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

Subject to certain exclusions, we must pay to Ventas 80% of any consideration received by us on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (approximately equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas’s right to such payments will be subordinate to that of our lenders.

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

GOVERNMENTAL REGULATION

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “– Hospital Division – Sources of Hospital Revenues,” “– Health Services Division – Sources of Nursing Center Revenues” and “– Pharmacy Division – Sources of Pharmacy Revenues.”

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that payments under governmental and private third party payor programs and Medicare supplemental insurance policies will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services by us, will meet the requirements for participation in such programs. In addition, we cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations or liquidity. See “– Cautionary Statements – Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

Federal, State and Local Regulation

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the confidentiality and security of health-related information. In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating these anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. We vigorously contest such sanctions where appropriate; however, these cases can involve significant legal expense and consume our resources.

Section 1877 of the Social Security Act, commonly known as “Stark I,” states that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions, commonly known as “Stark II,” amending Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II, a “financial relationship” is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from Stark I and Stark II if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. The U.S. Department of Health and Human Services has issued regulations that describe some of the conduct and business relationships permissible under the anti-kickback amendments. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities. These laws and regulations, however, are complex, and the industry has the benefit of limited judicial or regulatory interpretation. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

The Balanced Budget Act also includes a number of anti-fraud and abuse provisions. The Balanced Budget Act contains additional civil monetary penalties for violations of the anti-kickback amendments discussed above and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

Various states in which we operate hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadens the scope of existing fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in 2000. These regulations require standard formatting for healthcare providers, like us, that submit claims electronically. We were required to comply with HIPAA transaction and code set standards by October 2003, and we believe that we are in compliance with such standards.

Final HIPAA privacy regulations were published in December 2000. These privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We were required to comply with the privacy regulations by April 2003, and we believe that we are in compliance with those regulations.

HIPAA’s security regulations were finalized in February 2003. We will be required to comply with the HIPAA security regulations by April 2005. The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. We have already taken several measures to comply with the HIPAA security regulations. Our HIPAA compliance committee oversees these efforts and we anticipate being in compliance with the HIPAA security regulations by April 2005.

Final HIPAA unique health identifier standards for healthcare providers were published in January 2004 with an effective date of May 23, 2005. These standards require us to obtain a national provider identifier and to begin using this identifier by May 23, 2007.

Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions. We maintain a HIPAA compliance committee that is charged with evaluating, implementing and monitoring compliance with HIPAA. At this time, we anticipate that we will be able to comply with the HIPAA requirements that have been adopted. Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe that it may initially cause significant and, in some cases, costly changes. We are currently evaluating the impact of compliance with HIPAA regulations, but we have not completed our analysis or finalized the estimated costs of compliance. At the current time, we cannot assure you that our compliance with the HIPAA regulations will not have an adverse affect on our financial position, results of operations or liquidity.

Certificates of Need and State Licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 12 states and nursing centers in 22 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our hospitals or nursing centers, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and nursing centers and to ensure their participation in government programs. Once a hospital or nursing center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals and nursing centers have the necessary licenses.

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2003, 63 hospitals operated by the hospital division were certified as Medicare long-term acute care providers and three hospitals have pending Medicare certifications. In addition, 56 of those hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

As noted above, the hospital division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback amendments discussed above. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Joint Commission on Accreditation of Health Care Organizations.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2003, all of the hospitals operated by the hospital division were accredited by the Joint Commission. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may purchase, lease or otherwise acquire in the future.

Peer Review.    Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of hospitals and services. A quality improvement organization may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program, including its utilization review program. Denials by quality improvement organizations historically have not had a material adverse effect on the hospital division’s operating results.

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Since 1983, Medicare has reimbursed general short-term acute care hospitals under a prospective payment system. At December 31, 2003, we operated two hospitals as general short-term acute care facilities that are subject to the short-term acute care hospital prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups (“DRGs”). The DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Accordingly, the short-term prospective payment system creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term acute care hospitals are excluded from the short-term prospective payment system. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long-term acute care hospitals.

Medicare Reimbursement of Long-term Acute Care Hospitals – The Medicare payment system for long-term acute care hospitals has recently changed from a reasonable-cost based payment system to a prospective payment system specifically for long-term acute care hospitals. On August 30, 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued final regulations for this new prospective payment system for long-term acute care hospitals (“LTAC PPS”) that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system did not become effective for all but two of our long-term acute care hospitals until September 1, 2003.

LTAC PPS is based upon discharged-based DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in the new system: (a) short stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold of $19,590 per discharge.

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

As previously noted, the new system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals may elect to phase in the new system over five years. These phase-in provisions have enabled providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system. We converted 62 of our 64 long-term acute care hospitals to the full federal rates under the new payment system.

Prior to the implementation of LTAC PPS, our hospitals received interim cash payments as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. We have elected the periodic interim payment method.

We cannot predict the ultimate long-term impact of LTAC PPS. Based upon our limited experience to date, we believe that LTAC PPS may have a positive impact on our hospital operating results primarily due to expected reductions in average length of stay and more efficient delivery of healthcare services. These estimates are based upon current patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, we cannot assure you that we will continue to experience a positive impact from LTAC PPS. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, could negatively impact revenues from non-government third party payors.

Prior to the implementation of LTAC PPS, inpatient operating costs for general long-term acute care hospitals were reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). Since 1998, Medicare operating costs per discharge in excess of the computed target rate were reimbursed at an amount equal to 15% of the difference between the actual costs and the computed target rate, but not to exceed 2% of the computed target rate. Costs in excess of the computed target rate were reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate, but the threshold to qualify for such payments was raised from 100% to 110% of the computed target rate.

After the adoption of the Balanced Budget Act, a new provider did not receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, a provider was paid the lower of its costs or 110% of the median of TEFRA’s computed target rate for 1996, adjusted for inflation. During this two-year period, new providers were not eligible to receive TEFRA relief or any incentive payments under TEFRA. Until the conversion to LTAC PPS, all of our long-term acute care hospitals were subject to TEFRA’s computed target rate provisions.

The Balanced Budget Act also reduced payments made to our hospitals by reducing incentive payments pursuant to TEFRA, allowable costs for bad debts and payments for services to patients transferred from a general short-term acute care hospital. In addition, the Balanced Budget Act reduced allowable costs for capital expenditures by 15%. These reductions had a material adverse impact on hospital revenues.

Medicaid Reimbursement of Long-term Acute Care Hospitals – The Medicaid program is designed to provide medical assistance to individuals unable to afford care. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by state agencies and certain government funding limitations, all of which may increase or decrease the level of payments to our hospitals.

Private Payment – The hospital division seeks to maximize the number of private payment patients admitted to its hospitals, including those covered under private insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support.

Health Services Division

General Regulations.    The development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, retain or renew any required regulatory approvals or licenses could adversely affect nursing center operations including its financial results.

As noted above, the health services division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback amendments discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

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

Licensure and Requirements for Participation.    The nursing centers operated and managed by the health services division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, the nursing centers periodically receive statements of deficiencies from regulatory agencies. In response, the health services division implements plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the facility’s plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against the nursing center, including the imposition of fines, temporary suspension of admission of new residents to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center’s license.

Overview of Health Services Division Reimbursement

Medicare – The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing centers.

The Balanced Budget Act established a Medicare prospective payment system (“PPS”) for nursing centers for cost reporting periods beginning on or after July 1, 1998. All of our nursing centers adopted PPS on July 1, 1998. The payments received under PPS cover substantially all services for Medicare residents including all ancillary services, such as respiratory therapy, physical therapy, occupational therapy, speech therapy and certain covered pharmaceuticals.

Under PPS, the ability to bill Medicare separately for ancillary services provided to nursing center residents also declined dramatically. Medicare reimbursements to nursing centers under PPS include substantially all services provided to residents, including ancillary services. Prior to the implementation of PPS, the costs of such services were reimbursed under cost-based reimbursement rules.

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

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised resource utilization grouping (“RUG”) payment system is established by CMS. The White House Administration has announced that it will further delay the establishment of a revised RUG classification system until 2005. Accordingly, the 20% upward adjustment for certain higher acuity RUG categories set forth in the BBRA will be extended until the RUG refinements are enacted. Nursing center revenues associated with the 20% upward adjustment approximated $37 million, $34 million and $29 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

BIPA also extended the two-year moratorium on outpatient therapy limitations for skilled nursing center patients under the BBRA through December 31, 2002. In February 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services provided by skilled nursing centers in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. In July 2003, CMS announced a delay in the implementation of the therapy limitations until September 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year. On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“DIMA”) further delayed implementation of these therapy limitations through calendar year 2005.

Our nursing centers received reimbursement under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $37 million in 2003, $46 million in 2002, and $42 million in 2001. Revenues associated with BIPA aggregated approximately $28 million in 2002 and $27 million in 2001.

As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $42 million for the first nine months of 2003, resulting in a material reduction in nursing center operating income.

In August 2003, CMS published a final rule implementing a 3.26% correction to the market basket adjustment to increase Medicare payment rates beginning on October 1, 2003. In addition, a 3% market basket increase also became effective on October 1, 2003. As a result, Medicare reimbursement to our nursing centers increased by approximately $19 per patient day or $8 million in the fourth quarter of 2003.

Medicaid – Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. Accordingly, these programs differ in many respects from state to state.

The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, budgetary pressures impacting a number of states may further reduce Medicaid payments to our nursing centers from current levels. Furthermore, OBRA mandates an increased emphasis on ensuring quality resident care, which has resulted in additional expenditures by nursing centers.

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. Provider tax plans are subject to approval by the federal government. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Private Payment – The health services division seeks to maximize the number of private payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Private payment residents typically have financial resources (including insurance coverage) to pay for their monthly services and do not rely on government programs for support.

Pharmacy Division

General Regulations.    Our institutional pharmacy operations are subject to extensive federal, state and local regulation relating to, among other things, operational requirements, reimbursement, documentation, licensure, certification and regulation of controlled substances. Our institutional pharmacies also are subject to federal and state laws that govern financial arrangements between healthcare providers, including the federal anti-kickback statutes and the federal physician self-referral statutes discussed above.

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

States generally require that the state board of pharmacy license a pharmacy operating within the state. Such licensure typically also applies to states where the operator does not have a pharmacy but delivers prescription pharmaceuticals to patients or residents across state lines. At December 31, 2003, we maintained the necessary licenses for each pharmacy we operate. In addition, our pharmacies are registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances. In addition, we believe that we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

Federal law and regulations contain a variety of requirements relating to the supply of prescription drugs under Medicaid. States are given authority, subject to certain standards, to limit or specify conditions for the coverage of certain drugs. Federal Medicaid law also establishes standards affecting pharmacy practice (including requirements for resident counseling, drug utilization and regimen reviews for Medicaid residents) and imposes requirements relating to prescription drugs furnished to Medicaid residents (including the establishment of “upper limits” on payment levels). Moreover, states have substantial discretion to set administrative, coverage, eligibility, and payment policies under their state Medicaid programs. Some states have enacted “freedom of choice” or “any willing provider” requirements, which may prohibit a nursing facility from requiring their residents to purchase pharmacy or other ancillary services or supplies from a particular provider. Such laws may increase the competition that we face in providing services to residents of long-term care facilities.

The Medicare and Medicaid programs establish certain requirements for participation of providers and suppliers in the program. Skilled nursing facilities and suppliers of medical equipment and supplies (which pass along a portion of their reimbursement to our institutional pharmacy division) are subject to specified standards.

Overview of Pharmacy Division Reimbursement

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The pharmacy division derives a substantial portion of its annual revenue from state Medicaid programs and from skilled nursing facilities for residents covered by Medicare Part A. The balance is comprised of private pay, insurance and other payors (including managed care). The healthcare industry is experiencing the effects of cost containment efforts by federal and state governments and other third party payors to control utilization of pharmaceuticals and negotiate reduced payment schedules with providers. These cost containment measures, combined with increased pricing pressure from managed care payors and other customers, generally have resulted in reduced rates of reimbursement for the products and services we provide.

The sources and amounts of our revenues will be determined by a number of factors, including the case mix of our customers’ residents and the rates of reimbursement among payors. Changes in the case mix of the residents as well as the payor mix among private pay, Medicare and Medicaid will affect our profitability.

The Medicare program consists of three parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare+Choice. Pursuant to DIMA, the Medicare+Choice program will be integrated into a new Medicare supplemental product called Medicare Advantage by 2006. Under Medicare Part B, we are entitled to payment for products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs.

Although Medicaid programs vary from state to state, they generally have provided for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including the requirements related to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, we bill the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organization. The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to review by CMS and applicable federal law. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or costs (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis. The payment methodology for certain forms of prescription drugs and biologicals reimbursed under the Medicaid program may be subject to change under DIMA.

DIMA may have a significant impact on our institutional pharmacy business or the business of our primary customers, nursing centers. Specifically, DIMA increases payments to nursing facilities to cover the high cost of care associated with treatment of AIDS patients, subject to certain applicable sunset provisions, while potentially reducing payments for certain outpatient pharmaceutical drugs and biologicals currently reimbursed under the “average wholesale price” methodology. The legislation shifts the payment methodology from average wholesale price to “average sales price.” In addition, the legislation will have a significant impact on reimbursement rates for durable medical equipment by freezing durable medical equipment rates from 2004 through 2006. DIMA also provides for increased federal funds for prescription drugs in 2006. Finally, DIMA authorizes an interim federally sponsored prescription drug discount plan to provide group discounts for most Medicare beneficiaries between 2004 and 2006. Revisions made by DIMA are expected to provide significant relief to states as Medicare coverage becomes primary to Medicaid assistance for dually eligible individuals.

We cannot currently assess the impact of DIMA on our institutional pharmacy business due to its recent enactment and breadth. The impact of this legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on our institutional pharmacy business. This legislation may reduce revenue and impose additional costs to the industry. In addition, CMS has not yet promulgated any federal regulations under DIMA. Accordingly, we cannot assure you that DIMA and the regulations promulgated under DIMA will not have a material adverse effect on our institutional pharmacy business.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to applicable federal law and review by CMS. In most states, pharmacy services are priced at the lower of “usual and customary” charges or costs (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have “lowest charge legislation” or “most favored nation provisions” which require our institutional pharmacies to charge Medicaid no more than its lowest charge to other customers in the state. The federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised by CMS.

It is not possible to quantify at this time the effect of changes in legislation, the interpretation or administration of such legislation or any other governmental initiatives impacting our institutional pharmacy business and the business of our principal customers. Accordingly, we cannot assure you that the impact of any current or future healthcare legislation or regulation will not adversely affect our pharmacy business.

CORPORATE INTEGRITY AGREEMENT

We have entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our hospitals, nursing centers, pharmacies and regional and corporate offices. We have retained sufficient flexibility under the Corporate Integrity Agreement to design and implement the agreement’s requirements to enable us to focus our efforts on developing improved systems and processes for providing quality care. Our failure to comply with the material terms of the agreement could lead to suspension or exclusion from further participation in federal healthcare programs. We believe that many of the requirements of the Corporate Integrity Agreement are necessary to achieve our patient care objectives and are similar to the procedures used by other healthcare providers to comply with existing laws and regulations.

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

The Corporate Integrity Agreement includes compliance requirements which obligate us to:

•	adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues.

•	conduct training each year for all employees to promote compliance with federal healthcare requirements. Currently, every employee will undergo a minimum of one hour of general compliance training annually. We also will provide annually at least three hours of specific training, tailored to issues affecting employees with certain job responsibilities, as well as a minimum of two hours of training for care-giving employees focused on quality care. In addition, we will continue to operate our internal compliance hotline.

•	put in place a comprehensive internal quality improvement program, which will include establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends on individual employee action as well as our operations. The Long Term Care Institute, Inc. has assisted in program development and evaluates its integrity and effectiveness for the Office of the Inspector General.

•	enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the Office of the Inspector General.

•	notify the Office of the Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program.

•	submit annual reports to the Office of the Inspector General demonstrating compliance with the terms of the Corporate Integrity Agreement, including the findings of our internal audit and review program.

The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy our breach in the time specified in the agreement, we can be excluded from participation in federal healthcare programs.

We submitted an implementation report to the Office of the Inspector General in August 2001 and an annual report in each of September 2002 and August 2003.

ADDITIONAL INFORMATION

Employees

As of December 31, 2003, we had approximately 38,300 full-time and 12,600 part-time and per diem employees. We had approximately 2,400 unionized employees under 20 collective bargaining agreements as of December 31, 2003.

The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. As a result, we are experiencing challenges in retaining qualified staff due to this high demand. Our hospitals are particularly dependent on nurses for patient care. The difficulty our hospitals and nursing centers are experiencing in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

Our healthcare operations are primarily insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company. Cornerstone insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, Cornerstone insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers. Effective January 1, 2003, Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk.

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

You also may read or obtain copies of this information in person or by mail from the Public Reference Room of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our filings with the SEC also are available to the public on the SEC’s website at http://www.sec.gov. You also may inspect reports, proxy statements and other information about us at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, are available free of charge on our website, through a link to the SEC’s website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

In addition, you may request a copy of our SEC filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Kindred Healthcare, Inc.
680 South Fourth Street
Louisville, KY 40202
Attention: Investor Relations
(502) 596-7300

CAUTIONARY STATEMENTS

Certain statements made in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements regarding our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing the words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements.

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•	our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

•	our ability to meet our rental and debt service obligations,

•	adverse developments with respect to our results of operations or liquidity,

•	our ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, and changes arising from LTAC PPS and the recently enacted DIMA,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	our ability to control costs, including labor and employee benefit costs,

•	our ability to comply with the terms of our Corporate Integrity Agreement,

•	our ability to integrate operations of acquired facilities,

•	the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability claims, and

•	our ability to successfully dispose of the Ventas II Facilities.

Many of these factors are beyond our control. We caution you that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2003, we derived approximately 73% of our total revenues from the Medicare and Medicaid programs and approximately 27% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “– Governmental Regulation.”

On August 30, 2002, CMS issued final regulations for the new LTAC PPS that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system did not become effective for all but two of our long-term acute care hospitals until September 1, 2003. See “– Governmental Regulation.”

We have had only limited experience operating under LTAC PPS. Operating results under LTAC PPS are subject to changes in patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under LTAC PPS, Medicare reimbursement to our hospitals will be based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control our operating costs. As a result of these uncertainties, we cannot predict the ultimate long-term impact of LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, could negatively impact revenues from non-government third party payors.

The recently passed DIMA may have a significant impact on our institutional pharmacy division with respect to Medicare coverage and payment rates to facilities and individual suppliers. DIMA constitutes a significant overhaul of the Medicare system, and includes provisions which add a prescription drug benefit under Medicare starting in 2006, provide subsidies to insurers and managed care organizations, and establish mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis. DIMA also phases out the average wholesale price reimbursement system related to certain outpatient pharmaceutical drugs and biologicals.

We cannot currently assess the impact of DIMA on our institutional pharmacy business due to its recent enactment and breadth. The impact of this legislation depends upon a variety of factors, including patient mix. It is not clear at this time whether this new legislation will have an overall negative impact on our institutional pharmacy business. This legislation may reduce revenue and impose additional costs to the industry. In addition, CMS has not yet promulgated any federal regulations under DIMA. Accordingly, we cannot assure you that DIMA and the regulations promulgated under DIMA will not have a material adverse effect on our institutional pharmacy business.

The phase out of the average wholesale price reimbursement system related to certain outpatient pharmaceutical drugs and biologicals under DIMA could adversely affect our institutional pharmacy business. In addition, a second initiative under consideration at the federal level is a program to further reduce reimbursement for specific types of drugs. These initiatives have focused on certain therapies that are not extensively utilized in long-term care facilities. However, if this program were to be expanded, such an expansion could have an adverse impact on our business.

The reimbursement rates for pharmacy services under Medicaid are determined on a state-by-state basis subject to applicable federal law and review by CMS. In most states, pharmacy services are priced at the lower of “usual and customary” charges or cost (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Certain states have “lowest charge legislation” or “most favored nation provisions” which require our institutional pharmacies to charge Medicaid no more than its lowest charge to other consumers in the state. The federal Medicaid requirements establishing payment caps on certain drugs have been periodically revised. DIMA’s phase out of the average wholesale price related to certain outpatient pharmaceutical drugs and biologicals may impact these current payment methodologies.

Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time and have not had a material adverse effect on the pricing policies or receivables collection for institutional pharmacy services. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the federal payment standard for Medicaid reimbursement levels, often referred to as the “Boren Amendment,” the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As several states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing centers and pharmacy operations.

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

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. See “– Governmental Regulation.”

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our financial position, results of operations and liquidity.

We have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorney’s fees. As a result, our professional liability costs have become increasingly expensive and unpredictable.

For example, during 2002 and 2003, we recorded significant additional costs for professional liability claims, most of which related to our nursing center operations. The additional costs were required based upon the results of our regular quarterly independent actuarial valuations.

We insure a substantial portion of our professional liability risks primarily through a wholly owned limited purpose insurance subsidiary. The limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Effective November 30, 2000, the limited purpose insurance subsidiary insures all claims arising in Florida up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. Effective January 1, 2003, the limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance might not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers has increased significantly and may continue to increase. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages which are uninsured, we may be exposed to substantial liabilities.

We also are subject to lawsuits under the federal False Claims Act and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs.

Our failure to pay rent, or Ventas’s exercise of its right to reset the annual aggregate minimum rent, under the Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

We currently lease 41 of our 66 hospitals and 186 of our 255 nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with a material provision of any of our Master Lease Agreements with Ventas would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

In addition, the Master Lease Agreements provide Ventas with a one-time option, that may be exercised by Ventas within one year from July 2006, to reset the annual aggregate minimum rent under one or more of the Master Lease Agreements to the then current fair market rental of the relevant leased properties in exchange for a payment to us. Accordingly, if the operations or value of our leased properties improve, the relevant fair market rental likewise may increase over the current rental if the option is exercised. If Ventas were to exercise this option, the potential increase in our annual aggregate minimum rent payments could be so substantial as to have a material adverse effect on our financial position, results of operations and liquidity. See “– Master Lease Agreements.”

We have limited operational and strategic flexibility since we lease substantially all of our facilities.

We lease substantially all of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under our credit agreements. Given these restrictions, we may be forced to continue operating non-profitable facilities to avoid defaults under our leases. See “– Master Lease Agreements.”

We could experience significant increases to our operating costs due to shortages of qualified nurses and other healthcare professionals.

The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. Our hospitals are particularly dependent on nurses for patient care. The difficulty our hospitals and nursing centers are experiencing in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 57% of our consolidated revenues for the year ended December 31, 2003. Our ability to control labor costs will significantly affect our future operating results.

Various states in which we operate hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

We may not be able to meet our substantial rent and debt service requirements.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. Our high degree of leverage and related financial covenants:

•	require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets, and

•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	increase our vulnerability to a downturn in general economic conditions or in our business.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare, program participation and payment regulations.

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the confidentiality and security of health-related information. See “– Governmental Regulation.” In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid.

In addition, the Social Security Act broadly defines the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. These laws and regulations are complex and limited judicial or regulatory interpretation exists. We cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these laws and regulations will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses for a number of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our credit agreements.

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

The long-term healthcare services industry is highly competitive. Our hospitals face competition from general short-term acute care hospitals and long-term acute care hospitals that provide services comparable to those offered by our hospitals. Many competing general short-term acute care hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. We also compete with other companies in providing rehabilitation therapy services. Our institutional pharmacy services generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers.

The long-term healthcare services industry is divided into a variety of competitive areas that market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff and physicians; the quality and comprehensiveness of our treatment programs; charges for services; and the physical appearance, location and condition of our facilities. Many of these competing companies have greater financial and other resources than us. We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare,

Medicaid and all other federal healthcare programs. On April 20, 2001, our Corporate Integrity Agreement became effective. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our hospitals, nursing centers, pharmacies and regional and corporate offices. We also are subject to extensive reporting requirements under the Corporate Integrity Agreement pursuant to which we must inform the Office of the Inspector General of the U.S. Department of Health and Human Services of (1) the findings of our internal audit and review program, (2) any investigations or legal proceedings brought or conducted by any governmental entity involving an allegation that we have committed any crime or engaged in any fraudulent activity, (3) any billing, reporting or other practices or policies that have resulted in our receipt of any substantial overpayment under any federal healthcare program and the corresponding corrective plan that we have implemented, (4) certain “material deficiencies” as defined in the Corporate Integrity Agreement, and (5) other compliance-related matters addressed in the Corporate Integrity Agreement. The Corporate Integrity Agreement will be effective until April 2006. A breach of the Corporate Integrity Agreement could subject us to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. See “– Corporate Integrity Agreement.”

Financial information related to our post-emergence operations is limited.

Since we emerged from bankruptcy on April 20, 2001, there is limited operating and financial data available from which to analyze our operating results and cash flows based on the terms of our Plan of Reorganization. As a result of fresh-start accounting, information reflecting our results of operations and financial position after our emergence may not be comparable to periods prior to April 2001.

Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of long-term acute care hospitals, pharmacies, rehabilitation operations and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and information systems,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies, and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We cannot assure you that we will succeed in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

Item 2.    Properties

For information concerning the hospitals, nursing centers and institutional pharmacies operated by us, see “Item 1 – Business – Hospital Division – Hospital Facilities,” “Item 1 – Business – Health Services Division – Nursing Center Facilities,” “Item 1 – Business – Pharmacy Division – Pharmacy Locations,” and “Item 1 –Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations.

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

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of Ventas and us against certain of Ventas’s and our former executive officers and directors. The complaint alleges that the defendants damaged Ventas and us by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging our reputation and that of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of Ventas’s and our former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that Ventas and we have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, we filed a renewed motion to dismiss, as to all defendants, based on the plaintiffs’ failure to make a demand for remedy upon the appropriate board of directors. We also have argued that we are an improper party to this lawsuit. The court has not yet ruled on the renewed motion to dismiss. We believe that the allegations in the complaint are without merit and intend to defend this action vigorously.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against us and certain of our current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that we were successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against us in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of our common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys’ fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions were consolidated by the District Court. In May 2003, the defendants filed a motion to dismiss the consolidated lawsuits, and on January 9, 2004, the District Court granted that motion with prejudice. The plaintiffs did not appeal the District Court’s dismissal, which became final on February 12, 2004, when the appeal period expired.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the U.S. District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win derivative actions. The federal and state derivative complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of our common stock would dramatically decrease when our inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of our common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of us for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of our common stock, as well as attorneys’ fees and other expenses. We believe that the allegations in the complaints are without merit and intend to defend these actions vigorously.

We were previously informed by the Kentucky Attorney General’s Office that we and certain of our present and former officers and employees are the subject of several investigations into care issues at our Kentucky-based nursing facilities that could lead to civil and/or criminal charges against us and/or the individual officers and employees. Subsequently, we were informed that the Kentucky Attorney General’s Office had transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. On February 10, 2004, we announced a civil settlement with the Kentucky Attorney General’s Office to resolve all issues associated with these investigations on terms which were not material to our consolidated financial results.

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

We are a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the ordinary course of our business. We are unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies will not initiate additional investigations related to our businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations and liquidity. In addition, the litigation and investigations discussed above (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon our operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2004) and present and past positions of our current executive officers:

Name	Age	Position
Edward L. Kuntz	58	Executive Chairman of the Board
Paul J. Diaz	42	President and Chief Executive Officer
Richard A. Lechleiter	45	Senior Vice President and Chief Financial Officer
William M. Altman	44	Senior Vice President, Compliance and Government Programs
Frank J. Battafarano	53	President, Hospital Division
Lane M. Bowen	53	President, Health Services Division
Richard E. Chapman	55	Chief Administrative and Information Officer and Senior Vice President
Joseph L. Landenwich	39	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Mark A. McCullough	42	President, Pharmacy Division
M. Suzanne Riedman	52	Senior Vice President and General Counsel

Edward L. Kuntz has served as our Executive Chairman of the Board since January 1, 2004. Mr. Kuntz served as our Chairman of the Board and Chief Executive Officer from January 1999 to December 31, 2003. He served as our President from November 1998 until January 2002. He also served as our Chief Operating Officer and a director from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term healthcare, from 1992 to 1997. After leaving Living Centers of America, Inc., he served as an advisor and consultant to a number of healthcare services and investment companies and was affiliated with Austin Ventures, a venture capital firm. In addition, Mr. Kuntz served as Associate General Counsel and later as Executive Vice President of ARA Living Centers, a long-term healthcare provider, until the formation of Living Centers of America, Inc. in 1992.

Paul J. Diaz has served as our Chief Executive Officer since January 1, 2004 and has served as our President since January 2002. Mr. Diaz served as our Chief Operating Officer from January 2002 to December 31, 2003. From 1996 to July 1998, he served in various executive capacities with Mariner Health Group, Inc. (“Mariner Health”), a long-term healthcare provider, most recently as Executive Vice President and Chief Operating Officer. Prior to joining Mariner Health, Mr. Diaz was Chief Executive Officer of Allegis Health Services, Inc., a long-term healthcare provider, where he also previously served as Chief Financial Officer and General Counsel. Since leaving Mariner Health and prior to joining our Company, he served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings and as Chairman and Chief Executive Officer of Capella Senior Living, LLC, a start-up venture to provide long-term healthcare services.

Richard A. Lechleiter, a certified public accountant, has served as our Senior Vice President and Chief Financial Officer since February 2002. He served as Treasurer from July 1998 to December 2003 and also served as Vice President, Finance and Corporate Controller from April 1998 to February 2002. Mr. Lechleiter served as Vice President, Finance and Corporate Controller of our predecessor from November 1995 to April 1998. From June 1995 to November 1995, he was Director of Finance for our predecessor. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.

William M. Altman, an attorney, has served as our Senior Vice President, Compliance and Government Programs since April 2002 and previously served as Vice President of Compliance and Government Programs from October 1999 until April 2002. He served as Operations Counsel in our law department from April 1998 to September 1999. He held the same position with our predecessor from June 1996 through April 1998. Prior to joining our predecessor, Mr. Altman was in the private practice of law for ten years and held other consulting and government positions in healthcare.

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

Joseph L. Landenwich, an attorney and certified public accountant, has served as our Senior Vice President of Corporate Legal Affairs and Corporate Secretary since December 2003. He served as Vice President of Corporate Legal Affairs and Corporate Secretary from November 1999 to December 2003. He served as Corporate Counsel from April 1998 to November 1999 and as Assistant Secretary from February 1999 to November 1999. Mr. Landenwich also was Corporate Counsel with our predecessor from September 1996 to April 1998. Prior to joining our predecessor, he was in the private practice of law for five years.

Mark A. McCullough, a certified public accountant, has served as our President, Pharmacy Division since February 2003. From March 2001 to February 2003, he served as Vice President of Pharmacy and prior to that as Vice President of Finance for our pharmacy operations from April 2000 to March 2001. Mr. McCullough was the Director of Financial Reporting for Catholic Health Initiatives, a healthcare provider, from December 1998 to March 2000 and the Controller of Jillians, Inc., a bar and restaurant company, from September 1998 to December 1998. He also served as a Manager of Pharmacy Finance for us and our predecessor from February 1997 to June 1998. Prior to February 1997, Mr. McCullough also held senior financial positions with other healthcare providers and practiced public accounting for nine years.

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

As noted above, Mr. Diaz served as Executive Vice President and Chief Operating Officer of Mariner Health until July 1998. On July 31, 1998, Paragon Health Network, Inc., the predecessor to Mariner Post-Acute Networks, Inc. (“Mariner Post-Acute”) acquired Mariner Health. Similar to us and several other long-term healthcare providers, Mariner Post-Acute and substantially all of its subsidiaries, including Mariner Health, filed voluntary petitions under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 18, 2000.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

Our common stock was initially issued on April 20, 2001 in connection with our Plan of Reorganization. Since November 8, 2001, our common stock has been quoted on the Nasdaq National Market under the symbol “KIND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on Nasdaq during 2003 and 2002. No cash dividends have been paid on the common stock during such periods.

	Sales price of common stock
	High	Low
2003
First Quarter	$19.30	$10.25
Second Quarter	$20.36	$10.77
Third Quarter	$37.47	$17.50
Fourth Quarter	$53.68	$37.50

	High	Low
2002
First Quarter	$51.70	$35.75
Second Quarter	$49.78	$40.38
Third Quarter	$44.44	$30.85
Fourth Quarter	$37.18	$10.23

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

As of January 31, 2004, there were 565 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for disclosures regarding our equity compensation plans.

Neither we nor any affiliate purchaser, as defined by Rule 10b-18 promulgated under the Exchange Act, have repurchased equity securities registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2003.

Item 6.    Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002 (a)	Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31,
					2000	1999
Statement of Operations Data:

Revenues	$3,284,019	$3,120,770	$2,145,857	$691,219	$2,654,483	$2,440,709

Salaries, wages and benefits	1,865,447	1,770,654	1,210,372	393,788	1,501,187	1,447,216
Supplies	429,616	401,348	276,249	88,219	349,008	321,976
Rent	256,306	249,195	179,630	71,276	285,349	282,959
Other operating expenses	563,507	487,855	319,224	111,676	433,937	845,963
Depreciation and amortization	80,857	68,251	48,435	16,858	66,942	87,266
Interest expense	10,322	12,040	14,706	13,988	60,361	80,294
Investment income	(6,135)	(9,638)	(9,278)	(1,915)	(5,380)	(5,128)

	3,199,920	2,979,705	2,039,338	693,890	2,691,404	3,060,546

Income (loss) from continuing operations before reorganization items and income taxes	84,099	141,065	106,519	(2,671)	(36,921)	(619,837)
Reorganization items	(1,010)	(5,520)	–	(112,434)	12,636	18,606

Income (loss) from continuing operations before income taxes	85,109	146,585	106,519	109,763	(49,557)	(638,443)
Provision for income taxes	35,655	61,064	45,200	500	2,000	500

Income (loss) from continuing operations	49,454	85,521	61,319	109,263	(51,557)	(638,943)
Discontinued operations, net of income taxes:
Loss from operations	(45,377)	(50,768)	(9,664)	(60,078)	(13,194)	(66,521)
Loss on divestiture of operations	(79,413)	–	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	422,791	–	–
Cumulative effect of change in accounting for start-up costs	–	–	–	–	–	(8,923)

Net income (loss)	$(75,336)	$34,753	$51,655	$471,976	$(64,751)	$(714,387)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$2.83	$4.93	$3.95	$1.55	$(0.75)	$(9.09)
Discontinued operations:
Loss from operations	(2.60)	(2.93)	(0.62)	(0.86)	(0.19)	(0.94)
Loss on divestiture of operations	(4.55)	–	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	6.02	–	–
Cumulative effect of change in accounting for start-up costs	–	–	–	–	–	(0.13)

Net income (loss)	$(4.32)	$2.00	$3.33	$6.71	$(0.94)	$(10.16)

Diluted:
Income (loss) from continuing operations	$2.82	$4.75	$3.36	$1.53	$(0.75)	$(9.09)
Discontinued operations:
Loss from operations	(2.59)	(2.82)	(0.53)	(0.84)	(0.19)	(0.94)
Loss on divestiture of operations	(4.53)	–	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	5.90	–	–
Cumulative effect of change in accounting for start-up costs	–	–	–	–	–	(0.13)

Net income (loss)	$(4.30)	$1.93	$2.83	$6.59	$(0.94)	$(10.16)

Shares used in computing earnings (loss) per common share:
Basic	17,440	17,361	15,505	70,261	70,229	70,406
Diluted	17,524	18,001	18,258	71,656	70,229	70,406

Financial Position:
Working capital	$265,207	$338,160	$316,847	$286,037	$267,161	$195,011
Assets	1,585,414	1,644,178	1,508,874	1,330,022	1,334,414	1,235,974
Long-term debt	139,397	162,008	212,269	–	–	–
Liabilities subject to compromise	–	–	–	1,278,223	1,260,373	1,159,417
Stockholders’ equity (deficit)	597,565	631,628	590,481	(480,930)	(471,734)	(406,022)

(a)	As discussed in note 1 of the notes to consolidated financial statements, we adopted the provisions of SFAS No. 142 (as defined), which requires that goodwill should no longer be amortized effective January 1, 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements included in this Annual Report on Form 10-K. All financial and operational data presented in Items 6 and 7 represents the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that primarily operates hospitals, nursing centers and institutional pharmacies. At December 31, 2003, our hospital division operated 66 hospitals with 5,219 licensed beds in 23 states. In addition, our health services division operated 255 nursing centers with 32,927 licensed beds in 30 states and a rehabilitation therapy business. We also operated an institutional pharmacy division with 30 pharmacies in 19 states.

On May 1, 1998, Ventas completed the Spin-off through the distribution of our former common stock to its stockholders. Ventas retained ownership of substantially all of its real property and leases such real property to us under the Master Lease Agreements. In anticipation of the Spin-off, we were incorporated on March 27, 1998. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off.

From September 13, 1999 until April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On April 20, 2001, the Plan of Reorganization became effective and we emerged from bankruptcy. In connection with our emergence from bankruptcy, we changed our name to Kindred Healthcare, Inc.

Basis of Presentation

During 2003, we effected certain strategic transactions to improve our future operating results. These transactions included the Florida and Texas Divestiture, the acquisition for resale of the Ventas II Facilities and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

During the period in which we operated our businesses as a debtor-in-possession, our consolidated financial statements were prepared in accordance with SOP 90-7 and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in our consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in our consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence financial data to signify the difference in the basis of preparation of the financial statements for each respective entity. See note 5 of the notes to consolidated financial statements.

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

Revenue recognition

We have agreements with third party payors that provide for payments to our hospitals, nursing centers and institutional pharmacies. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

In the third quarter of 2003, we recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports. See note 9 of the notes to consolidated financial statements.

We provide care to patients in our hospitals covered by Medicare supplemental insurance policies which generally become effective when a patient’s Medicare benefits are exhausted. Disputes related to the level of payments to our hospitals have arisen with private insurance companies issuing these policies as a result of different interpretations of policy provisions and federal and state laws governing the policies. We recorded provisions for loss aggregating $7 million in 2002 and $18 million in 2001 related to these disputes.

In the third quarter of 2002, we recorded income of approximately $12 million related to a hospital accounts receivable settlement with a private insurance company. See note 9 of the notes to consolidated financial statements.

A summary of revenues by payor type follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Medicare	$1,371,113	$1,280,146	$832,166	$265,478
Medicaid	1,069,546	1,026,670	728,916	209,383
Private and other	905,576	869,215	622,519	228,423

	3,346,235	3,176,031	2,183,601	703,284
Elimination	(62,216)	(55,261)	(37,744)	(12,065)

	$3,284,019	$3,120,770	$2,145,857	$691,219

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

The provision for doubtful accounts totaled $25 million for 2003, $12 million for 2002, $12 million for the nine months ended December 31, 2001 and $6 million for the three months ended March 31, 2001.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in our consolidated financial statements aggregated $296 million at December 31, 2003 and $257 million at December 31, 2002. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $311 million at December 31, 2003 and $275 million at December 31, 2002.

During the past two years, we have recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into our limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, we funded approximately $63 million into our limited purpose insurance subsidiary in March 2003 to satisfy fiscal 2002 funding requirements. We intend to fund approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2003 would impact our operating income by approximately $3 million.

The provision for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $90 million for 2003, $63 million for 2002, $24 million for the nine months ended December 31, 2001 and $7 million for the three months ended March 31, 2001. While we expect that professional liability costs for 2004 may be higher than the costs recorded in 2003, we believe that the annual growth rates for professional liability costs appear to be moderating.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $64 million at December 31, 2003 and $53 million at December 31, 2002. The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $45 million for 2003, $39 million for 2002, $24 million for the nine months ended December 31, 2001 and $9 million for the three months ended March 31, 2001.

See notes 9 and 14 of the notes to consolidated financial statements.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both our hospitals and nursing centers which could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. We recognized deferred tax assets totaling $182 million at December 31, 2003 and $75 million at December 31, 2002.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $27 million was treated as an increase to capital in excess of par value. As described in note 13 of the notes to consolidated financial statements, goodwill was reduced by $59 million in 2003 and $48 million in 2002 and capital in excess of par value was increased by $27 million in 2003 related primarily to the recognition of pre-reorganization deferred tax assets.

We are subject to various income tax audits at the federal and state levels in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under the master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

In connection with the June 2001 issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, we are required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2003 in connection with our annual impairment test.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104 rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21 Issue Summary No. 2, “Accounting for Revenue Arrangements with Multiple Deliverables.” Otherwise, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The provisions of SAB 104 do not have an impact on our current revenue recognition policies.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions.

For all special purpose entities (“SPEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or adopt early the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If a public entity applies FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities were already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt early the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt early FIN 46-R, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not acquired any interest in a VIE created after January 31, 2003. The application of the provisions of FIN 46-R to all of our VIEs before February 1, 2003 will not have an impact on the presentation of our consolidated financial position, results of operations or liquidity.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of SFAS No. 123.” SFAS 148 provides transitional guidance for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. We have elected not to change our method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions became effective for our fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or liquidity. See note 18 of the notes to consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 became effective for our exit and disposal activities that were initiated after December 31, 2002.

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion (“APB”) No. 30 (“APB 30”), “Reporting Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is applicable to us for all periods beginning after

December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items have been reclassified to income from continuing operations.

As previously discussed, SFAS 142 established the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. This pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 became effective for us on January 1, 2002. In conformity with the provisions of SFAS 142, we performed a transitional impairment test for goodwill as of January 1, 2002 and an annual impairment test as of December 31, 2003. No write-down of the carrying value of goodwill was required. Amortization expense for 2003 and 2002 was reduced by approximately $4 million and $6 million, respectively, as a result of the adoption of SFAS 142.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2003, we derived approximately 73% of our total revenues from the Medicare and Medicaid programs and approximately 27% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1 – Cautionary Statements.”

Results of Operations – Continuing Operations

For the years ended December 31, 2003, 2002 and 2001

Since our adoption of fresh-start accounting had no material effect on the comparability of our segment operating income, we have combined the respective operating results of the Reorganized Company and the Predecessor Company for fiscal 2001.

A summary of our operating data follows (dollars in thousands):

	Reorganized Company			Predecessor Company	Combined
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31, 2001
Revenues:
Hospital division	$1,337,209	$1,241,337	$791,416	$261,183	$1,052,599

Health services division:
Nursing centers	1,693,110	1,658,659	1,204,126	381,331	1,585,457
Rehabilitation services	43,483	34,296	27,451	10,695	38,146

	1,736,593	1,692,955	1,231,577	392,026	1,623,603

Pharmacy division	272,433	241,739	160,608	50,075	210,683

	3,346,235	3,176,031	2,183,601	703,284	2,886,885
Elimination of pharmacy charges to our nursing centers	(62,216)	(55,261)	(37,744)	(12,065)	(49,809)

	$3,284,019	$3,120,770	$2,145,857	$691,219	$2,837,076

Operating income (loss):
Hospital division	$306,866	$261,219	$150,322	$52,114	$202,436

Health services division:
Nursing centers	220,039	292,684	248,009	69,361	317,370
Rehabilitation services	(1,763)	(262)	2,883	(901)	1,982

	218,276	292,422	250,892	68,460	319,352

Pharmacy division	26,493	22,681	18,612	5,659	24,271

Corporate:
Overhead	(112,635)	(111,155)	(82,706)	(28,069)	(110,775)
Insurance subsidiary	(13,551)	(6,049)	(2,533)	(628)	(3,161)

	(126,186)	(117,204)	(85,239)	(28,697)	(113,936)

	425,449	459,118	334,587	97,536	432,123
Unusual transactions	–	1,795	5,425	–	5,425
Reorganization items	1,010	5,520	–	112,434	112,434

	$426,459	$466,433	$340,012	$209,970	$549,982

	Reorganized Company			Predecessor Company	Combined
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31, 2001
Hospital Data:
Revenue mix %:
Medicare	61	59	57	56	57
Medicaid	8	9	9	11	10
Private and other	31	32	34	33	33

Admissions:
Medicare	25,692	23,517	15,170	5,344	20,514
Medicaid	2,583	2,372	2,074	679	2,753
Private and other	5,295	5,084	4,148	1,441	5,589

	33,570	30,973	21,392	7,464	28,856

Patient days:
Medicare	815,355	809,148	517,255	179,885	697,140
Medicaid	125,084	131,244	99,394	33,477	132,871
Private and other	222,369	220,991	156,216	49,746	205,962

	1,162,808	1,161,383	772,865	263,108	1,035,973

Average length of stay:
Medicare	31.7	34.4	34.1	33.7	34.0
Medicaid	48.4	55.3	47.9	49.3	48.3
Private and other	42.0	43.5	37.7	34.5	36.9
Weighted average	34.6	37.5	36.1	35.3	35.9

Average daily census	3,186	3,182	2,810	2,923	2,838

Occupancy %	65.1	67.6	64.9	67.7	65.6

Revenues per admission:
Medicare	$31,878	$31,241	$29,793	$27,480	$29,190
Medicaid	39,910	46,695	34,999	42,506	36,850
Private and other	78,395	77,869	64,336	59,312	63,041
Weighted average	39,833	40,078	36,996	34,992	36,478

Revenues per patient day:
Medicare	$1,004	$908	$874	$816	$859
Medicaid	824	844	730	862	764
Private and other	1,867	1,791	1,708	1,718	1,711
Weighted average	1,150	1,069	1,024	993	1,016

Nursing Center Data:
Revenue mix %:
Medicare	32	33	31	31	31
Medicaid	49	48	48	47	48
Private and other	19	19	21	22	21

Patient days (a):
Medicare	1,590,007	1,541,642	1,082,893	363,689	1,446,582
Medicaid	6,902,828	6,941,633	5,202,237	1,677,937	6,880,174
Private and other	1,678,621	1,776,111	1,425,213	468,010	1,893,223

	10,171,456	10,259,386	7,710,343	2,509,636	10,219,979

Average daily census	27,867	28,108	28,038	27,885	28,000

Occupancy %	86.2	86.4	86.2	86.1	86.1

Revenues per patient day:
Medicare	$347	$353	$351	$326	$344
Medicaid	119	114	110	108	110
Private and other	189	181	175	176	175
Weighted average	167	162	156	152	155

Pharmacy Data:
Number of customer licensed beds at end of period:
Company-operated	28,280	29,966	30,297	29,750
Non-affiliated	33,127	28,873	24,774	20,799

	61,407	58,839	55,071	50,549

(a)	Excludes managed facilities

The Year in Review

During 2003, we executed several significant strategic and operational initiatives that we believe will contribute to more stable and predictable operating results and allow the necessary financial flexibility for future growth.

Our primary strategic objective in 2003 centered on the divestiture of our Florida and Texas nursing centers. At that time, we operated 18 nursing centers in Florida and two nursing centers in Texas, 16 of which were leased from Ventas. In 2002, these facilities reported a pretax loss of approximately $71 million primarily resulting from significant professional liability costs. The successful completion of the Florida and Texas Divestiture significantly improved our financial profile and reduced our professional liability risks.

Beginning in the fourth quarter of 2002, we began several initiatives to improve the quality of our operations and enhance our customer service levels, particularly in our nursing centers. These actions were primarily focused on employee recruitment and retention, including the restructuring of our employee benefit programs, wage rate adjustments in selective markets, staffing initiatives, improved training and education and streamlining of clinical policies and procedures. We also expanded our risk management and liability claims resources in an effort to reduce our claims inventory, strengthen our defense strategies and better assist local management when quality issues arise. We also have implemented our alternative dispute resolution program in states that have historically represented higher professional liability exposure. While it is premature to assess the impact of our quality initiatives, we believe we are making progress in certain leading indicators including employee turnover, complaint surveys and annual survey deficiencies. Over the long term, we believe our continued emphasis on quality and customer service will provide opportunities to improve our clinical outcomes, increase our census and reduce our professional liability costs. In 2003, our professional liability costs in the second and third quarters stabilized and, based on our most recent independent actuarial valuation, we recorded a $4 million favorable pretax adjustment in the fourth quarter.

In addition to the Florida and Texas Divestiture, we also purchased for resale ten additional unprofitable facilities (eight nursing centers and two hospitals) from Ventas in December 2003 to further improve our future operations. Pretax losses for the Ventas II Facilities approximated $19 million in 2003. We are working to sell the Ventas II Facilities during the first half of 2004. In the fourth quarter of 2003, we also allowed two nursing center operating leases to expire, disposed of an ancillary services business in our hospital division, canceled two hospital pulmonary management agreements and terminated two pharmacy infusion therapy partnerships. We believe these transactions should provide additional stability to our continuing operations.

Our nursing center operations also were adversely impacted by the expiration of certain Medicare reimbursements in October 2002. During the first nine months of 2003, our nursing center operating income was reduced by approximately $42 million as a result of reduced Medicare reimbursements. However, effective October 1, 2003, Medicare reimbursements for nursing centers were increased by a market basket increase of 3% and a correction to the market basket adjustment of an additional 3.26%. These reimbursement changes increased our fourth quarter nursing center Medicare revenues by approximately $19 per patient day or $8 million compared to last year.

While we significantly repositioned our nursing center business in 2003, our other two divisions reported strong operating results in 2003. As previously discussed, our long-term acute care hospitals successfully transitioned to LTAC PPS in September 2003. We also successfully grew our non-affiliated pharmacy customer base during the past year. We have consistently improved our hospital and pharmacy operations, and we believe there are additional growth opportunities within our existing operations. In addition, we intend to continue our growth strategy in both the hospital and pharmacy divisions during 2004. We have opened, or have agreements to open in 2004, four hospitals-in-hospitals containing a total of 151 beds and two free-standing hospitals with a total of 142 beds. In addition, we also intend to open four new pharmacy locations in 2004 to expand into new markets and provide growth opportunities in this business. We also intend to operate Peoplefirst Rehabilitation as a separate operating division in 2004.

We also took steps in 2003 to contain our overhead. Despite the repositioning activities in our nursing centers and rehabilitation business, and the growth in our hospital and pharmacy divisions in 2003, our corporate overhead in 2003 was relatively unchanged from 2002.

Our strategy to maximize our operating cash flows and conserve cash over the last few years provided the necessary financial resources to reposition our nursing center business during 2003. Cash and cash equivalents of $244 million at December 31, 2002, together with certain amendments to our credit facilities, enabled us to finance $149 million of strategic transactions with Ventas, repay $60 million of our senior secured notes and fund our working capital needs.

Hospital Division

Revenues increased 8% in 2003 to $1.3 billion and 18% in 2002 to $1.2 billion, primarily as a result of growth in admissions, the acquisition of Specialty and other new hospital development. Revenues in 2003 included income of approximately $10 million related to settlements of prior year hospital Medicare cost reports and approximately $4 million of favorable Medicare reimbursement adjustments that resulted from the conversion to LTAC PPS. Revenues for 2002 included $12 million related to a favorable accounts receivable settlement with a private insurance company. On a same-store basis, revenues increased 6% in 2003 and 10% in 2002. Revenues associated with the acquisition of Specialty approximated $94 million in 2003 and $66 million in 2002.

Admissions rose 8% in 2003 compared to 2002 and 7% in 2002 compared to 2001, while patient days were relatively unchanged in 2003 compared to 2002 and increased 12% in 2002 compared to 2001. Average length of stay declined to 35 days in 2003 compared to 38 days in 2002 and 36 days in 2001. On a same-store basis, admissions rose 6% in 2003 and were relatively unchanged in 2002 while patient days declined 2% in 2003 and increased 4% in 2002.

Hospital operating income rose 17% in 2003 to $307 million and 29% in 2002 to $261 million. Operating margins were 22.9% in 2003 compared to 21.0% in 2002 and 19.2% in 2001. The acquisition of Specialty increased operating income $20 million in 2003 and $9 million in 2002.

Growth in hospital operating income was primarily attributable to growth in admissions, improved labor cost efficiencies in 2003 and the impact of the Specialty acquisition. Wage and benefit costs (including contract labor) increased 4% to $660 million in 2003 and 19% to $632 million in 2002. Average wage rates rose 2.3% in 2003, reflecting a decline in contract labor costs to $23 million in 2003 from $37 million in 2002. Wages and benefit costs in 2003 also were favorably impacted by reduced employee turnover compared to prior years. Average wage rates grew 7% in 2002 compared to 2001. Operating income for 2003 was favorably impacted by the previously discussed Medicare reimbursements totaling $14 million, while operating income for 2002 was favorably impacted by the previously discussed $12 million accounts receivable settlement.

Professional liability costs were $23 million in 2003, $17 million in 2002 and $10 million in 2001.

Health Services Division–Nursing Centers

Revenues increased 2% in 2003 to $1.7 billion and 5% in 2002 to $1.7 billion. Patient days on both a reported and same-store basis declined 1% in 2003 compared to 2002. Patient days were relatively unchanged on a reported basis in 2002 compared to 2001 and increased 1% on a same-store basis in the same period. Medicare census increased 3% in 2003 and 7% in 2002 while private census declined 5% in 2003 and 6% in 2002.

Aggregate revenues per patient day increased 3% in 2003 and 4% in 2002. Medicaid rates grew 5% in 2003 and 4% in 2002, while private rates rose 4% in 2003 and 3% in 2002. During the past three years, Medicare revenues per patient day have materially fluctuated because of the implementation and subsequent expiration in October 2002 of certain provisions under the BBRA and BIPA (a reduction of approximately $35 per patient day). However, effective October 1, 2003, Medicare reimbursements for nursing centers were increased by a market basket increase of 3% and a correction to the market basket adjustment of an additional 3.26% (an increase of approximately $19 per patient day or $8 million for the fourth quarter of 2003). See “Part I – Item 1 – Governmental Regulation.”

Nursing center operating income declined 25% in 2003 to $220 million and declined 8% in 2002 to $293 million. Operating margins declined to 13.0% in 2003 compared to 17.6% in 2002 and 20.0% in 2001. The decline in operating income in 2003 was primarily attributable to the reduction in Medicare funding, a substantial increase in professional liability costs and increases in the provision for doubtful accounts. Declines in overall patient volumes in 2003 also contributed to reductions in operating income. Despite increased revenues, operating income in 2002 declined due to wage and benefit pressures and substantial increases in professional liability costs.

Wage and benefit costs (including contract labor) increased 5% to $1.0 billion in 2003 and 7% to $979 million in 2002. Average hourly wage rates grew almost 5% in 2003 and 2002, while employee benefit costs rose 3% in 2003 and 14% in 2002.

Professional liability costs totaled $67 million in 2003, $45 million in 2002 and $18 million in 2001.

Health Services Division–Rehabilitation Services

Revenues increased 27% in 2003 to $43 million and declined 10% in 2002 to $34 million. The increase in revenues in 2003 was attributable to both increased services provided under existing external contracts and growth in the number of external contracts. The decline in revenues in 2002 was primarily attributable to the elimination of unprofitable external contracts.

Operating losses totaled $2 million in 2003 compared to $0.3 million in 2002. Our rehabilitation services business reported operating income of $2 million in 2001. Operating income in 2001 was primarily attributable to the collections of customer accounts that had been reserved in prior periods.

Pharmacy Division

Revenues increased 13% in 2003 to $272 million and 15% in 2002 to $242 million. The increase in both periods resulted primarily from price increases, increased utilization of higher priced drugs and the growth in the number of non-affiliated nursing facility customers. Beginning January 1, 2003, intercompany prices charged to Company-operated nursing facilities (related primarily to Medicare-eligible patients) were based upon a fee-for-service arrangement. Prior thereto, intercompany charges were based on a fixed per diem amount adjusted annually for inflation. Intercompany revenues from our nursing facilities increased 13% to $62 million in 2003 compared to $55 million in 2002 and increased 11% in 2002 compared to $50 million in 2001. At December 31, 2003, we provided pharmacy services to nursing facilities containing 61,400 licensed beds, including 28,300 licensed beds that we operate. The aggregate number of customer licensed beds at December 31, 2002 totaled 58,800 compared to 55,100 at December 31, 2001.

Our pharmacy operating income totaled $26 million in 2003, $23 million in 2002 and $24 million in 2001. Operating margins were 9.7% in 2003, 9.4% in 2002 and 11.5% in 2001. While the new fee-for-service pricing arrangement with Company-operated nursing facilities increased pharmacy revenues in 2003, the cost of goods sold ratio increased in both 2003 and 2002. The cost of goods sold as a percentage of revenues rose to 63.7% in 2003 from 62.0% in 2002 and 59.9% in 2001, primarily as a result of Medicaid reimbursement reductions in certain states and increased utilization of higher cost drugs in each year. Operating income for 2001 included a $7 million reduction in the provision for doubtful accounts.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $113 million in 2003 and $111 million in both 2002 and 2001. As a percentage of revenues (before eliminations), corporate overhead totaled 3.4% in 2003, 3.5% in 2002 and 3.8% in 2001.

Corporate expenses included the operating losses of our limited purpose insurance subsidiary of $13 million in 2003, $6 million in 2002 and $3 million in 2001. These losses have generally increased as our professional liability claims loss experience in our operating facilities has grown.

Reorganization Items

Transactions related to our reorganization have been classified separately in our consolidated statement of operations. Operating results for 2003 and 2002 included income of approximately $1 million and $6 million, respectively, from changes in estimates for accrued professional and administrative costs related to our emergence from bankruptcy. Reorganization items increased income from operations by approximately $112 million for the three months ended March 31, 2001. As previously discussed, these adjustments were required to reflect the provisions of the Plan of Reorganization and the fair value of our assets and liabilities as of April 1, 2001. See notes 4 and 5 of the notes to consolidated financial statements.

Unusual Transactions

Operating results for 2002 and 2001 included certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded.

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

During the pendency of our bankruptcy, we recorded the contractual amount of interest expense related to our former $1.0 billion bank credit facility and the rents due to Ventas under the pre-petition master lease agreements. No interest costs were recorded related to our former $300 million 9 7/8% Guaranteed Senior Subordinated Notes due 2005 since the filing of our bankruptcy. Contractual interest expense not accrued for our $300 million 9 7/8% Guaranteed Senior Subordinated Notes totaled $7 million for the three months ended March 31, 2001.

As discussed in note 1 of the notes to consolidated financial statements, we adopted the provisions of SFAS 142, which, among other things, requires that goodwill no longer be amortized effective January 1, 2002. The adoption of this new pronouncement increased 2003 and 2002 net income by approximately $4 million and $6 million, respectively.

Rent expense increased 3% to $256 million in 2003 from $249 million in 2002. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements.

Depreciation expense increased to $81 million in 2003 from $68 million in 2002. The increase was primarily a result of our ongoing capital expenditure program.

Interest expense aggregated $10 million in 2003 compared to $12 million in 2002. Interest expense in both periods was reduced by a $2 million gain from the prepayment of our senior secured notes. At December 31, 2003, the effective interest rate of the senior secured notes was 4.9%. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%.

Investment income related to our excess cash balances and insurance subsidiary investments totaled $6 million in 2003 compared to $10 million in 2002.

Income Taxes

The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and included the effect of certain non-taxable and non-deductible items, such as goodwill amortization and the increase or decrease in the deferred tax valuation allowance.

We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is “more likely than not” that the asset ultimately will be realizable. In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $27 million was treated as an increase to capital in excess of par value. Since our emergence from bankruptcy, these items have resulted in a reduction of the deferred tax valuation allowance of approximately $164 million.

In connection with our emergence from bankruptcy, we realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, we are required, beginning with our 2002 taxable year, to reduce certain tax attributes including (a) net operating losses, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. Our emergence from bankruptcy on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of our net operating losses and tax credits generated prior to the ownership change may be subject to certain limitations. Through December 31, 2003, we have realized approximately $31 million of cash flow benefits related to the previously discussed tax attributes.

Our aggregate net operating loss carryforwards aggregated $276 million and $243 million at December 31, 2003 and 2002, respectively. The cumulative net operating losses attributable to our wholly owned limited purpose insurance subsidiary (included in the aggregate amount discussed above) subject to separate utilization provisions approximated $81 million and $59 million at December 31, 2003 and 2002, respectively. These carryforwards expire in various amounts through 2021.

Consolidated Results

Income from continuing operations aggregated $49 million in 2003 compared to $86 million for 2002. We reported income from continuing operations of $61 million for the nine months ended December 31, 2001, resulting from improved operating income and the significant impact of the Plan of Reorganization. For the three months ended March 31, 2001, we reported income from continuing operations of $109 million, including a gain of $112 million recorded in connection with fresh-start accounting.

Fourth Quarter Operating Results – Continuing Operations

A summary of our income from continuing operations follows (dollars in thousands):

	Reorganized Company
	Three months ended December 31,
	2003	2002
Income from continuing operations:
Operating income (loss):
Hospital division	$73,702	$70,191

Health services division:
Nursing centers	64,436	62,182
Rehabilitation services	(315)	(1,639)

	64,121	60,543

Pharmacy division	7,508	5,926
Corporate:
Overhead	(28,898)	(19,469)
Insurance subsidiary	(3,535)	(2,100)

	(32,433)	(21,569)

	112,898	115,091
Unusual transactions	–	2,320
Reorganization items	1,010	–

Operating income	113,908	117,411
Rent	(64,230)	(63,431)
Depreciation and amortization	(21,328)	(18,164)
Interest, net	(1,897)	(1,106)

Income from continuing operations before income taxes	26,453	34,710
Provision for income taxes	10,968	13,789

	$15,485	$20,921

Operating results for the fourth quarter of 2003 included a $4 million favorable adjustment for professional liability costs, of which approximately $3 million was credited to our nursing center business. Aggregate professional liability costs in the fourth quarter of 2003 were $17 million compared to $14 million in the fourth quarter of 2002. In addition, special incentive compensation awards approximating $3 million were recorded in the fourth quarter of 2003, of which approximately $2 million was charged to corporate overhead. Changes in estimates for accrued professional and administrative costs related to our emergence from bankruptcy increased fourth quarter 2003 operating income by approximately $1 million.

Operating results for the fourth quarter of 2002 included the following items:

Professional liability risks–Based upon the results of the regular quarterly independent actuarial valuation, we recorded additional professional liability costs of $8 million in the fourth quarter of 2002. Most of the fourth quarter 2002 costs were charged to our nursing center business.

Other adjustments–Operating results in the fourth quarter of 2002 included certain other year-end adjustments. Incentive compensation costs were reduced by approximately $3 million in the nursing center business and $6 million in corporate overhead in the fourth quarter. In addition, certain operating expense accruals related to our information systems operations were adjusted, reducing corporate overhead by approximately $4 million in the fourth quarter of 2002.

Unusual items–As previously discussed, a gain of approximately $2 million from the sale of a building was recorded in the fourth quarter of 2002.

Discontinued Operations

Operating losses for the discontinued businesses were $57 million in 2003 and $58 million in 2002 compared to operating income of $8 million in 2001. Professional liability costs approximated $58 million, $82 million and $35 million in 2003, 2002 and 2001, respectively.

In connection with the Florida and Texas Divestiture, we recorded a pretax loss of $60 million ($37 million net of income taxes) in 2003. In connection with the acquisition for resale of the Ventas II Facilities, we recorded a pretax loss of $67 million ($41 million net of income taxes) in 2003. We also disposed of an ancillary services business in our hospital division in 2003 that resulted in a pretax loss of $2 million ($1 million net of income taxes).

See notes 3 and 14 of the notes to consolidated financial statements.

Liquidity

Cash flows from operations before reorganization items aggregated $121 million for 2003, $254 million for 2002, $191 million for the nine months ended December 31, 2001 and $40 million for the three months ended March 31, 2001. During all periods we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $67 million at December 31, 2003, while funded long-term debt aggregated $144 million. Based upon our existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs. There were no outstanding borrowings under our revolving credit facility at December 31, 2003.

Operating cash flows in 2003 were negatively impacted by slower cash collections of hospital Medicare receivables resulting primarily from certain administrative issues with our third party fiscal intermediary and the transition of our hospitals to LTAC PPS. Operating cash flows in 2002 reflected a substantial improvement in collection of accounts receivable, particularly Medicare receivables in our hospitals. In addition, we accelerated the filing of our nursing center cost reports in the fourth quarter of 2002, thereby increasing operating cash flows by approximately $17 million. In 2003, we received approximately $15 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for prior tax years that were shared with Ventas.

As previously discussed, we funded $63 million into our limited purpose insurance subsidiary in March 2003 to satisfy fiscal 2002 funding requirements. We intend to fund approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements.

In connection with the Florida and Texas Divestiture, we amended our master leases with Ventas to pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%. For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet.

Since our emergence from bankruptcy, we have repaid approximately $262 million of our long-term debt. Upon receipt of the sales proceeds from the Florida and Texas Divestiture, we completed the $60 million repayment of our senior secured notes in July 2003. In August 2002, we repaid $50 million of our senior secured notes through the use of existing cash. In the fourth quarter of 2001, we completed the public offering of approximately 2.1 million shares of our common stock. Proceeds from the offering aggregating $90 million were used to repay a portion of our outstanding senior secured notes. In May 2001, we repaid approximately $56 million in full satisfaction of our obligation owed to CMS through the use of existing cash.

In connection with our emergence from bankruptcy, we entered into a five-year $120 million revolving credit facility (including a $40 million letter of credit subfacility) on April 20, 2001. Our revolving credit facility constitutes a working capital facility for general corporate purposes including payments related to our obligations under the Plan of Reorganization. Direct borrowings under our revolving credit facility bear interest, at our option, at (a) prime (or, if higher, the federal funds rate plus  1/2%) plus 3% or (b) the London Interbank Offered Rate (as defined in the revolving credit facility) plus 4%. The revolving credit facility is collateralized by substantially all of our assets, including certain owned real property. At December 31, 2003, there were no outstanding borrowings under our revolving credit facility.

As part of our Plan of Reorganization, we also issued $300 million of senior secured notes on April 20, 2001. Our senior secured notes have a maturity of seven years and bear interest at the London Interbank Offered Rate (as defined in the senior secured notes) plus 4 1/2%. The interest on our $300 million senior secured notes began to accrue in November 2001. For accounting purposes, we recorded the appropriate interest costs from April 2001 to November 2001 and intend to amortize the amount accrued during the interest-free period over the remaining life of the debt. Our senior secured notes are collateralized by a second priority lien on substantially all of our assets, including certain owned real property.

In April 2002, we amended the terms of our revolving credit facility and senior secured notes. The more significant changes to these agreements allowed us to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allowed us to borrow up to $45 million under the revolving credit facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the revolving credit facility, which was reduced to $75 million in connection with our equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allowed us to pay cash dividends or repurchase our common stock in limited amounts based upon certain annual liquidity calculations. Finally, we agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

In August 2002, we amended the terms of our revolving credit facility and senior secured notes that allowed for the repurchase of up to $35 million of our common stock. As part of these amendments, we prepaid $50 million of the senior secured notes. In addition, these amendments also allowed for a $10 million increase in our annual capital expenditure limits beginning in fiscal 2003. We also agreed to certain revised financial covenants. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

In March 2003, we amended certain financial covenants for periods after December 31, 2002 under our revolving credit facility and senior secured notes. These amendments reflected the estimated future financial impact of certain Medicare reimbursement reductions to our nursing centers that became effective on October 1, 2002 and expected significant increases in professional liability costs. In connection with the amendments, the provisions in the agreements allowing us to repurchase our common stock, pay limited dividends and increase annual capital expenditures beginning in fiscal 2003 were rescinded. In addition, the amount of allowable acquisitions and investments in healthcare facilities was reduced to $50 million from $130 million. Through December 31, 2003, we had expended approximately $32 million in allowable acquisitions and investments in healthcare facilities. Other material terms of the credit agreements, including maturities, repayment terms and rates of interest, were unchanged.

In June 2003, we completed certain amendments to our revolving credit facility and senior secured notes. These amendments were necessary primarily to facilitate the Florida and Texas Divestiture. The amendments provided that the purchase of the facilities from Ventas did not impact our existing allowances for acquisitions and investments in healthcare facilities. In addition, the amendments to the Master Lease Agreements in connection with the Florida and Texas Divestiture were approved by the lenders. We also received lender approval to divest of 18 Florida and two Texas nursing centers. The amendments further provided for a $60 million repayment of the senior secured notes from the sales proceeds of these nursing centers. The lenders also approved modifications to certain financial covenants. In addition, commitment fees payable under the revolving credit facility were increased to 0.75% from 0.50%. Terms related to interest rates on borrowed amounts, repayment terms and maturities were unchanged.

In November 2003, we completed certain waivers to our revolving credit facility and senior secured notes. The waivers were necessary to complete the acquisition and resale of the Ventas II Facilities. The waivers did not contain any amendments to our revolving credit facility or senior secured notes.

The terms of our revolving credit facility and senior secured notes (inclusive of the amendments discussed above) include certain financial covenants and covenants which limit annual capital expenditures and limit the amount of debt that may be incurred in financing acquisitions. In addition, these agreements restrict our ability to transfer funds to the parent company or repurchase our common stock and prohibit the payment of cash dividends to our stockholders. At December 31, 2003, we were in compliance with the terms of our revolving credit facility and our senior secured notes.

Based on historical experience, our operating cash flows vary significantly within interim periods of a fiscal year. During the first quarter of each year, increases in accounts receivable (including the timing of cost report settlements), the funding of certain insurance costs and the payment of annual incentive compensation awards significantly reduce our cash levels. As a result, we have utilized our revolving credit facility in the first quarter of 2004 to fund our working capital needs. We expect that operating cash flows in the second and third quarters of 2004 will be sufficient to repay any outstanding revolving credit borrowings at March 31, 2004. Available capacity under our revolving credit facility aggregated $101 million at December 31, 2003.

Future payments due under long-term debt agreements, lease obligations and certain other contractual commitments as of December 31, 2003 follows (in thousands):

	Payments due by period
Year	Senior secured notes	Ventas debt obligation (a)	Other long-term debt				Letters of credit and guarantees of indebtedness	General unsecured creditor obligations	Total
				Non-cancelable operating leases
				Ventas (b)	Other	Total
2004	$–	$8,782	$64	$178,428	$53,758	$232,186	$216	$2,616	$243,864
2005	–	9,089	70	178,428	52,293	230,721	216	–	240,096
2006	–	9,407	76	178,428	47,863	226,291	6,283	–	242,057
2007	–	9,737	83	178,428	41,578	220,006	–	–	229,826
2008	100,500	7,306	90	146,012	39,628	185,640	–	–	293,536
Thereafter	–	15,256	1,125	287,889	131,261	419,150	–	–	435,531

	$100,500	$59,577	$1,508	$1,147,613	$366,381	$1,513,994	$6,715	$2,616	$1,684,910

(a)	In connection with the Florida and Texas Divestiture, the Company agreed to pay incremental rent aggregating $64 million in varying amounts, generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%. For accounting purposes, the $44 million present value rent obligation was recorded as long-term debt in our consolidated balance sheet. The amounts listed in the table above represent the remaining undiscounted obligation to be paid to Ventas and include total interest to be paid of approximately $18 million.
(b)	See “Part I – Item 1 – Business – Master Lease Agreements – Rental Amounts and Escalators.”

Capital Resources

Excluding acquisitions, capital expenditures totaled $84 million in 2003 and 2002, $65 million for the nine months ended December 31, 2001 and $22 million for the three months ended March 31, 2001. Excluding acquisitions, capital expenditures could approximate $80 million in 2004. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in all periods were financed through internally generated funds. At December 31, 2003, the estimated cost to complete and equip construction in progress approximated $3 million.

In June 2003, we paid $64 million to Ventas and incurred certain debt obligations to complete the Florida and Texas Divestiture. In December 2003, we paid $85 million to Ventas to acquire for resale the Ventas II Facilities.

During 2002, we expended $46 million to acquire Specialty. For the nine months ended December 31, 2001, we expended $14 million to acquire previously leased nursing centers.

In May 2001, we sold our investment in Behavioral Healthcare Corporation for $40 million. Under the terms of our revolving credit facility and senior secured notes, proceeds from the sale of assets (except for specifically excluded transactions) will be available to fund future capital expenditures for a period of approximately one year from the sale. Any proceeds not expended during that period would be used to permanently reduce the commitments under our revolving credit facility to as low as $75 million and repay any outstanding loans in excess of such commitment. Any remaining proceeds would be used to repay loans under our senior secured notes. Since our emergence from bankruptcy, substantially all funds derived from asset sales have been used to repay long-term debt (approximately $22 million) and to fund capital expenditures (approximately $23 million). For accounting purposes, we have classified $2 million of remaining funds from the sales of assets as “cash-restricted” in our consolidated balance sheet at December 31, 2003.

Other Information

Effects of Inflation and Changing Prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited our ability to recover our cost increases through increased pricing of our healthcare services. Medicare revenues in our long-term acute care hospitals and nursing centers are subject to fixed payments under LTAC PPS and PPS, respectively. Medicaid reimbursement rates in many states in which we operate nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, by repealing the Boren Amendment, the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels to our nursing centers.

Beginning in 2000, the BBRA provided a measure of relief to the Medicare reimbursement reductions imposed by the Balanced Budget Act. Effective April 1, 2001, BIPA provided additional Medicare reimbursement to our hospitals and nursing centers. The provisions of the BBRA and BIPA positively impacted our operating results in 2002 and 2001, particularly in the health services division. However, the 4% increase in all PPS payments under the BBRA and the 16.66% increase in the skilled nursing care component of each RUG category under BIPA expired on October 1, 2002. The expiration of these provisions reduced our average Medicare rate paid to our nursing centers by approximately $35 per patient day. In addition, we experienced substantial increases in professional liability costs in our nursing center business in 2002 and 2003.

Management believes that our operating margins may continue to be under pressure, particularly in our nursing center business, as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

Litigation

We are a party to certain material litigation. See note 24 of the notes to consolidated financial statements.

Related Party Transactions

Pursuant to the Plan of Reorganization, we issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of senior secured notes, (2) 15,000,000 shares of our common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants has a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of us and the holders of our former common stock relinquished control.

In connection with the Plan of Reorganization, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Appaloosa Management L.P. (“Appaloosa”), Franklin Mutual Advisers, LLC (“Franklin”), Goldman, Sachs & Co. and Ventas Realty, Limited Partnership (collectively, the “Rights Holders”). Appaloosa and Ventas were the beneficial holders of 5% or more of our common stock during 2003. Franklin is currently a beneficial holder of 5% or more of our common stock. Mr. David A. Tepper, a former director of ours, is the President and general partner of Appaloosa. Mr. James Bolin, a former director of ours, was the Vice President and Secretary of Appaloosa until October 2002. Mr. Michael J. Embler, one of our directors, is an officer of Franklin.

The Registration Rights Agreement required us to use our reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of the Rights Holders’ shares of our common stock or warrants are sold, a “shelf” registration statement covering sales of such Rights Holders’ shares of our common stock and warrants or, in the case of Ventas, the distribution of some or all of the shares of our common stock that it owns to the Ventas stockholders. We filed the shelf registration statement on Form S-3 with the SEC on September 19, 2001. The shelf registration statement became effective on November 7, 2001.

The Registration Rights Agreement also provided that, subject to certain limitations, each Rights Holder had the right to demand that we register all or a part of our common stock and warrants acquired by that Rights Holder pursuant to the Plan of Reorganization, provided that the estimated market value of our common stock and warrants to be registered was at least $10 million in the aggregate or not less than 5% of our common stock and warrants. We were required to use our reasonable best efforts to effect any such registration. Such registrations were at our expense, subject to certain exceptions.

In addition, under the Registration Rights Agreement, the Rights Holders had certain rights to require us to include in any registration statement that we filed with respect to any offering of equity securities (whether for our own account or for the account of any holders of our securities) such amount of our common stock and warrants as were requested by the Rights Holder to be included in the registration statement, subject to certain exceptions. Such registrations would have been at our expense, subject to certain exceptions.

Pursuant to Amendment No. 1 to the Registration Rights Agreement, dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for us to file a “shelf” registration statement from 120 days to 150 days after the Effective Date. As noted above, we filed a shelf registration statement with the SEC on September 19, 2001, and the shelf registration statement was declared effective on November 7, 2001.

Pursuant to Amendment No. 2 to the Registration Rights Agreement, dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of our common stock that it owned to its stockholders on or after December 24, 2001.

The Registration Rights Agreement expired by its terms during the third quarter of 2003.

In connection with the Plan of Reorganization, we also entered into and assumed several agreements with Ventas, including the amended and restated Master Lease Agreements. We also assumed and agreed to continue to perform our obligations under various agreements (the “Spin-off Agreements”) entered into at the time of the Spin-off. In 2003, we acquired several of the properties leased from Ventas and agreed to certain amendments to the Master Lease Agreements in connection with these purchase transactions. Descriptions of these agreements and the transactions with Ventas are summarized below.

Master Lease Agreements and Related Transactions During 2003

Under the Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases. See “Part I – Item 1 – Business – Master Lease Agreements” for a summary description of the Master Lease Agreements.

During 2003, we acquired for resale 26 facilities formerly leased from Ventas under the Master Lease Agreements. On June 30, 2003, we acquired 15 Florida nursing centers and one Texas nursing center from Ventas for approximately $60 million and a $4 million lease termination fee. In addition, we amended the Master Lease Agreements to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements. The annual rent of approximately $9 million on these 16 acquired facilities terminated upon the closing of the purchase transaction.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet. During 2003, we paid $2.0 million of principal and $2.3 million of interest to Ventas under this arrangement.

On December 11, 2003, we acquired the Ventas II Facilities for $85 million in cash. In connection with this transaction, we paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

Spin-off Agreements and other Arrangements under the Plan of Reorganization with Ventas

In order to govern certain of the relationships between Ventas and us after the Spin-off and to provide mechanisms for an orderly transition, we entered into the Spin-off Agreements with Ventas at the time of the Spin-off. Except as noted below, the following agreements between Ventas and us were assumed by us and certain of these agreements were simultaneously amended in accordance with the terms of the Plan of Reorganization.

Tax Allocation Agreement and Tax Refund Escrow Agreement

The Tax Allocation Agreement, entered into at the time of the Spin-off, was assumed by us under the Plan of Reorganization and then amended and supplemented by the Tax Refund Escrow Agreement (as defined below). Both of these agreements are described below.

The Tax Allocation Agreement provides that we will be liable for, and will hold Ventas harmless from and against, (1) any taxes of Kindred and our then subsidiaries (the “Kindred Group”) for periods after the Spin-off, (2) any taxes of Ventas and its then subsidiaries (the “Ventas Group”) or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that we derive certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, we would be entitled to any refund or credit in respect of taxes owed or paid by us under (1), (2) or (3) above. Our liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas’s actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

Under the Tax Allocation Agreement, Ventas would be liable for, and would hold us harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas’s liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group’s actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

On the Effective Date, we entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement (the “Tax Refund Escrow Agreement”) with Ventas governing our and Ventas’s relative entitlement to certain tax refunds received on or after September 13, 1999 by Ventas or us for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds (“Subject Refunds”) received on or after September 13, 1999 by either Ventas or us with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 (“Subject Taxes”) were deposited into an escrow account with a third party escrow agent on the Effective Date.

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

The Tax Refund Escrow Agreement provides generally that we and Ventas waive their respective rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the escrow funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the escrow funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, “Excess Taxes”), the relative liability of Ventas and Kindred to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Ventas and Kindred to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

Interest earned on the escrow funds or included in refund amounts received from governmental authorities will be distributed equally to Ventas and us on an annual basis. For the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, we recorded approximately $50,000, $261,000 and $368,000, respectively, of interest income related to the escrow funds. Any escrow funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Ventas and us.

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

Other Related Party Transactions

Dr. Thomas P. Cooper, one of our directors, is the Chairman, Chief Executive Officer and a shareholder of Vericare, Inc. (“Vericare”). Vericare has contracts to provide mental health services to 15 skilled nursing facilities operated by us. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. We do not pay Vericare for these services nor does Vericare make any payments to us related to these services.

The son of Edward L. Kuntz, our Executive Chairman and former Chief Executive Officer, has been employed by the firm of Reed Smith LLP since October 2002. We paid approximately $756,000 for legal services rendered by the law firm of Reed Smith LLP during 2003. The fees paid to Reed Smith represent approximately 2.3% of the legal fees paid by us in 2003. It is anticipated that Reed Smith will provide legal services to us in 2004.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion of our exposure to market risk contains “forward-looking statements” that involve risks and uncertainties. The information presented has been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Given the unpredictability of interest rates as well as other factors, actual results could differ materially from those projected in such forward-looking information.

Our only significant exposure to market risk is changes in the London Interbank Offered Rate which affect the interest paid on our borrowings.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/03
	2004	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$4,468	$5,311	$6,264	$7,338	$5,660	$12,880	$41,921	$41,921
Interest	4,314	3,778	3,143	2,399	1,646	2,376	17,656	–

	8,782	9,089	9,407	9,737	7,306	15,256	59,577	41,921
Other	64	70	76	83	90	1,125	1,508	1,600

	$8,846	$9,159	$9,483	$9,820	$7,396	$16,381	$61,085	$43,521

Average interest rate	11.0%	11.0%	11.0%	11.0%	11.0%	10.8%
Variable rate	$–	$–	$–	$–	$100,500	$–	$100,500	$100,500
Average interest rate (a)

(a)	Interest is payable, at our option, at one, two, three or six month London Interbank Offered Rate plus 4 1/2%.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-55 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during our fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item, other than the information set forth above under “Part I – Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

The information required by this Item is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)    Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the Stockholders Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated as of April 1, 2002. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

4.2	Warrant Agreement, dated as of April 20, 2001, between the Company and Wells Fargo Bank Minnesota, National Association, as Warrant Agent (including forms of Series A Warrant Certificate and Series B Warrant Certificate, respectively). Exhibit 4.1 to the Company’s Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.3	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

4.4	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

4.5	Kindred Healthcare, Inc. 2001 Stock Incentive Plan amended and restated as of February 12, 2002. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.6	Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-62022) is hereby incorporated by reference.

4.7	Amendment No. One to Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors. Exhibit 4.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	$120,000,000 Credit Agreement dated as of April 20, 2001, among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto, the Swingline Bank party thereto, the LC Issuing Banks party thereto, Morgan Guaranty Trust Company of New York, as Administrative Agent and Collateral Agent and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.2	Amendment No. 1 dated as of November 28, 2001, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly named Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Amendment No. 2 dated as of March 22, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Amendment No. 3, dated as of August 15, 2002, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Amendment No. 4, dated as of March 19, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 19, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Amendment No. 5 and Waiver, dated as of June 3, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 16, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7	Waiver No. 3, dated as of November 7, 2003, under the $120,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders, Swingline Bank and LC Issuing Banks party thereto, JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent, and General Electric Capital Corporation, as Documentation Agent and Collateral Monitoring Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 20, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Credit Agreement Providing for the Issuance of $300,000,000 Senior Secured Notes due 2008 dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and Morgan Guaranty Trust Company of New York, as Collateral Agent and Administrative Agent. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.9	Amendment No. 1 dated as of November 28, 2001, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly named Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Amendment No. 2 dated as of March 22, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11	Amendment No. 3, dated as of August 15, 2002, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 26, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12	Amendment No. 4, dated as of March 19, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 19, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13	Amendment No. 5 and Waiver, dated as of June 3, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 16, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14	Waiver No. 3, dated as of November 7, 2003, under the $300,000,000 Credit Agreement dated as of April 20, 2001 among Kindred Healthcare Operating, Inc., the Company, the Lenders party thereto and JPMorgan Chase Bank (formerly The Chase Manhattan Bank, successor-by-merger to Morgan Guaranty Trust Company of New York), as Administrative Agent and Collateral Agent. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 20, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15	Registration Rights Agreement, dated April 20, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 10.1 to the Company’s Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16	Amendment No. 1 to Registration Rights Agreement dated as of August 18, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

10.17	Amendment No. 2 to Registration Rights Agreement dated as of October 22, 2001 among the Company and the Initial Holders (as defined therein). Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

Exhibit number	Description of document

10.18	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred 401(k) Plan. Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred and Affiliates 401(k) Plan. Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20	Kindred 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated).

10.21	Kindred and Affiliates 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated).

10.22	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.26	Form of Indemnification Agreement between the Company and each member of its Board of Directors dated October 29, 2001. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27*	Vencor, Inc. Deferred Compensation Plan dated April 30, 1998. Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.28*	Amendment No. 1 to the Vencor, Inc. Deferred Compensation Plan. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29*	Amendment No. 2 to the Vencor, Inc. Deferred Compensation Plan. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31*	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.32*	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.33*	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34*	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35*	Company’s 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36*	Amendment No. One to the Company’s Long-Term Incentive Plan, dated effective as of June 21, 2001. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37*	Amendment No. Two to the Company’s Long-Term Incentive Plan, dated effective as of December 16, 2003.

10.38*	Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39*	Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.40*	Employment Agreement dated as of March 24, 2003 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41*	Employment Agreement dated as of October 28, 2003 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz.

10.42*	Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44*	Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48*	Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.49*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57*	Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58*	Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59*	Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.64	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65	Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66	Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67	Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68	Master Lease Agreement dated as of December 12, 2001 by and among Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69	Letter Agreement dated June 5, 2002 between Ventas Realty, Limited Partnership, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70	Second Specific Property Lease Amendment by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated May 14, 2003. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.75	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.77	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of June 30, 2003. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated November 5, 2003.

10.79	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.80	Master Lease No. 1 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.81	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.82	Master Lease No. 2 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.83	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.84	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.85	Master Lease No. 4 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003.

10.86	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003.

10.87	CMBS Master Lease Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003.

10.88	Operations Transfer Agreement dated as of June 18, 2003 between Kindred Healthcare Operating, Inc., Kindred Nursing Centers South, L.L.C., Kindred Nursing Centers East, L.L.C., Senior Health Management, LLC, Florida Institute for Long Term Care, LLC, FI – Bay Pointe, LLC, FI – Boca Raton, LLC, FI – Broward Nursing, LLC, FI – Cape Coral, LLC, FI – Carrolwood Care, LLC, FI – Casa Mora, LLC, FI – Evergreen Woods, LLC, FI – Highland Pines, LLC, FI – Highland Terrace, LLC, FI – Palm Beaches, LLC, FI – Pompano Rehab, LLC, FI – Sanford Rehab, LLC, FI – Tampa, LLC, FI – The Abbey, LLC, FI – The Oaks, LLC, FI – Titusville, LLC, FI – Waldemere, LLC, FI – Windsor Woods, LLC, and FI – Winkler Court, LLC. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.89	Agreement of Sale between Kindred Healthcare Operating, Inc., Kindred Nursing Centers East, L.L.C. and Kindred Nursing Centers South, L.L.C. and WKTM – Florida, LLC dated as of June 18, 2003. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.90	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.91	Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc. and State Street Bank and Trust Company, as Escrow Agent. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.92	Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street Bank and Trust Company, N.A., as Trustee, dated April 20, 2001. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.93	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.94	Other Debt Instruments—Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

14	Kindred Healthcare Code of Conduct. Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

21	List of Subsidiaries.

23.1	Consent of Independent Accountants.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

99.1	Charter for the Audit and Compliance Committee of the Board of Directors of Kindred Healthcare, Inc. Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

99.2	Charter for the Executive Compensation Committee of the Board of Directors of Kindred Healthcare, Inc. Exhibit 99.3 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

99.3	Charter for the Nominating and Governance Committee of the Board of Directors of Kindred Healthcare, Inc. Exhibit 99.4 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

99.4	Corporate Governance Guidelines. Exhibit 99.5 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K.

We filed a Current Report on Form 8-K dated October 28, 2003 announcing that our Board of Directors appointed Paul J. Diaz as President and Chief Executive Officer effective January 1, 2004 and that Edward L. Kuntz would assume the role of Executive Chairman of the Board of Directors effective January 1, 2004.

We filed a Current Report on Form 8-K dated November 5, 2003 announcing our financial results for the third quarter ended September 30, 2003. We also announced that we entered into an agreement to purchase the Ventas II Facilities. We filed a Current Report on Form 8-K dated November 20, 2003 announcing that we completed certain waivers to our $120 million revolving credit facility and our $300 million senior secured notes to approve the acquisition and subsequent divestiture of the Ventas II Facilities. Finally, we filed a Current Report on Form 8-K dated December 11, 2003 announcing that we acquired the Ventas II Facilities and intended to dispose of those facilities as soon as practicable.

(c)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(d)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-55 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 12, 2004

KINDRED HEALTHCARE, INC.

/s/    Paul J. Diaz

By:

Paul J. Diaz

President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	March 12, 2004

/s/ Michael J. Embler Michael J. Embler	Director	March 12, 2004

/s/ Garry N. Garrison Garry N. Garrison	Director	March 12, 2004

/s/ Isaac Kaufman Isaac Kaufman	Director	March 12, 2004

/s/ John H. Klein John H. Klein	Director	March 12, 2004

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	March 12, 2004

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	March 12, 2004

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Richard A. Lechleiter Richard A. Lechleiter	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ John J. Lucchese John J. Lucchese	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 12, 2004

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT AUDITORS

To	the Board of Directors and Stockholders
of	Kindred Healthcare, Inc.:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, the nine months ended December 31, 2001 and the three months ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the notes to consolidated financial statements, the Company ceased amortizing goodwill effective January 1, 2002.

As discussed in Note 1 of the notes to consolidated financial statements, the consolidated financial statements reflect the application of fresh-start reporting as of April 1, 2001 and therefore, consolidated financial statements for periods after April 1, 2001 are not comparable in all respects to consolidated financial statements for periods prior to such date.

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 4, 2004

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Revenues	$3,284,019	$3,120,770	$2,145,857	$691,219

Salaries, wages and benefits	1,865,447	1,770,654	1,210,372	393,788
Supplies	429,616	401,348	276,249	88,219
Rent	256,306	249,195	179,630	71,276
Other operating expenses	563,507	487,855	319,224	111,676
Depreciation and amortization	80,857	68,251	48,435	16,858
Interest expense	10,322	12,040	14,706	13,988
Investment income	(6,135)	(9,638)	(9,278)	(1,915)

	3,199,920	2,979,705	2,039,338	693,890

Income (loss) from continuing operations before reorganization items and income taxes	84,099	141,065	106,519	(2,671)
Reorganization items	(1,010)	(5,520)	–	(112,434)

Income from continuing operations before income taxes	85,109	146,585	106,519	109,763
Provision for income taxes	35,655	61,064	45,200	500

Income from continuing operations	49,454	85,521	61,319	109,263
Discontinued operations, net of income taxes:
Loss from operations	(45,377)	(50,768)	(9,664)	(60,078)
Loss on divestiture of operations	(79,413)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	422,791

Net income (loss)	(75,336)	34,753	51,655	471,976
Preferred stock dividend requirements	–	–	–	(261)

Income (loss) available to common stockholders	$(75,336)	$34,753	$51,655	$471,715

Earnings (loss) per common share:
Basic:
Income from continuing operations	$2.83	$4.93	$3.95	$1.55
Discontinued operations:
Loss from operations	(2.60)	(2.93)	(0.62)	(0.86)
Loss on divestiture of operations	(4.55)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	6.02

Net income (loss)	$(4.32)	$2.00	$3.33	$6.71

Diluted:
Income from continuing operations	$2.82	$4.75	$3.36	$1.53
Discontinued operations:
Loss from operations	(2.59)	(2.82)	(0.53)	(0.84)
Loss on divestiture of operations	(4.53)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	5.90

Net income (loss)	$(4.30)	$1.93	$2.83	$6.59

Shares used in computing earnings (loss) per common share:
Basic	17,440	17,361	15,505	70,261
Diluted	17,524	18,001	18,258	71,656

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	Reorganized Company
	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$66,524	$244,070
Cash–restricted	7,339	7,908
Insurance subsidiary investments	146,325	130,415
Accounts receivable less allowance for loss of $93,403 – 2003 and $95,952 – 2002	429,304	420,611
Inventories	29,984	30,460
Deferred tax assets	89,836	32,123
Assets held for sale	27,400	–
Other	46,375	54,729

	843,087	920,316
Property and equipment, at cost:
Land	29,053	32,211
Buildings	310,611	285,734
Equipment	303,168	272,399
Construction in progress	29,018	21,600

	671,850	611,944
Accumulated depreciation	(193,310)	(115,373)

	478,540	496,571

Goodwill less accumulated amortization of $5,742 – 2002	31,417	88,259
Insurance subsidiary investments	74,618	18,171
Deferred tax assets	92,093	43,338
Other	65,659	77,523

	$1,585,414	$1,644,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,087	$124,466
Salaries, wages and other compensation	214,113	220,124
Due to third party payors	31,406	25,177
Professional liability risks	83,725	45,346
Other accrued liabilities	88,333	104,674
Income taxes	36,684	62,111
Long-term debt due within one year	4,532	258

	577,880	582,156

Long-term debt	139,397	162,008
Professional liability risks	212,013	211,771
Deferred credits and other liabilities	58,559	56,615

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 18,170 shares – December 31, 2003 and 17,649 shares – December 31, 2002	4,543	4,412
Capital in excess of par value	589,936	547,609
Deferred compensation	(8,040)	(6,967)
Accumulated other comprehensive income	348	460
Retained earnings	10,778	86,114

	597,565	631,628

	$1,585,414	$1,644,178

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Shares of common stock		Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings (deficit)	Total
	Reorganized Company	Predecessor Company
Predecessor Company:
Balances, December 31, 2000	–	70,261	$17,565	$667,145	$–	$23	$(1,156,467)	$(471,734)
Comprehensive income:
Net income for the three months ended March 31, 2001							471,976	471,976
Net unrealized investment gains						20		20

Comprehensive income								471,996
Preferred stock dividend requirements							(261)	(261)
Other				(1)				(1)
Fresh-start accounting adjustments	15,000	(70,261)	(13,815)	(235,898)			684,752	435,039

Reorganized Company:
Balances, April 1, 2001	15,000	–	3,750	431,246	–	43	–	435,039
Comprehensive income:
Net income for the nine months ended December 31, 2001							51,655	51,655
Net unrealized investment gains						37		37

Comprehensive income								51,692
Proceeds from public offering of common stock, net of fees and expenses of $5,937	2,077		519	89,087				89,606
Grant of non-vested restricted stock and discounted common stock options	400		100	21,362	(21,462)			–
Issuance of vested restricted stock	200		50	7,650				7,700
Deferred compensation amortization					6,698			6,698
Other	6		2	(256)				(254)

Balances, December 31, 2001	17,683	–	4,421	549,089	(14,764)	80	51,655	590,481
Comprehensive income:
Net income							34,753	34,753
Net unrealized investment gains, net of tax						380		380

Comprehensive income								35,133
Repurchase of common stock, at cost	(28)		(7)	(745)			(294)	(1,046)
Deferred compensation amortization					6,778			6,778
Other	(6)		(2)	(735)	1,019			282

Balances, December 31, 2002	17,649	–	4,412	547,609	(6,967)	460	86,114	631,628
Comprehensive loss:
Net loss							(75,336)	(75,336)
Net unrealized investment losses, net of tax						(112)		(112)

Comprehensive loss								(75,448)
Grant of non-vested restricted stock	272		69	6,973	(7,042)			–
Issuance of common stock in connection with employee benefit plans	249		62	7,819				7,881
Deferred compensation amortization					5,828			5,828
Pre-emergence deferred tax valuation allowance adjustment				26,562				26,562
Other				973	141			1,114

Balances, December 31, 2003	18,170	–	$4,543	$589,936	$(8,040)	$348	$10,778	$597,565

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Cash flows from operating activities:
Net income (loss)	$(75,336)	$34,753	$51,655	$471,976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,301	71,356	50,219	18,645
Amortization of deferred compensation costs	5,828	6,778	6,698	–
Provision for doubtful accounts	29,575	13,551	16,346	6,305
Deferred income taxes	(8,500)	(17,608)	12,263	–
Loss on divestiture of discontinued operations	79,413	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	(422,791)
Unusual transactions	–	(1,795)	(5,425)	–
Reorganization items	(1,010)	(5,520)	–	(53,666)
Other	1,278	1,224	(4,655)	1,357
Change in operating assets and liabilities:
Accounts receivable	(52,977)	(3,063)	(31,001)	(14,668)
Inventories and other assets	19,403	(11,303)	18,698	12,476
Accounts payable	(3,624)	11,887	(300)	(10,845)
Income taxes	11,585	45,519	20,282	108
Due to third party payors	6,229	(12,108)	(16,570)	2,051
Other accrued liabilities	25,508	119,995	72,491	28,628

Net cash provided by operating activities before reorganization items	120,673	253,666	190,701	39,576
Payment of reorganization items	(1,378)	(4,987)	(47,937)	(3,745)

Net cash provided by operating activities	119,295	248,679	142,764	35,831

Cash flows from investing activities:
Purchase of property and equipment	(84,096)	(84,071)	(65,243)	(22,038)
Acquisition of healthcare facilities	(149,266)	(45,931)	(14,152)	–
Sale of investment in Behavioral Healthcare Corporation	–	–	40,000	–
Sale of other assets	66,741	752	7,933	–
Surety bond deposits	1,766	9,676	(300)	–
Purchase of insurance subsidiary investments	(156,774)	(4,494)	(28,679)	(501)
Sale of insurance subsidiary investments	61,940	3,703	13,846	528
Net change in insurance subsidiary cash and cash equivalents	22,477	(31,718)	(8,499)	(28,185)
Net change in other investments	1,059	6,166	(4,641)	(20)
Other	(353)	64	809	224

Net cash used in investing activities	(236,506)	(145,853)	(58,926)	(49,992)

Cash flows from financing activities:
Repayment of long-term debt	(62,219)	(50,570)	(149,161)	(4,355)
Payment of deferred financing costs	(3,677)	(1,375)	–	–
Issuance of common stock	7,881	159	89,796	–
Repurchase of common stock	–	(1,046)	–	–
Other	(2,320)	3,277	11,172	(6,071)

Net cash used in financing activities	(60,335)	(49,555)	(48,193)	(10,426)

Change in cash and cash equivalents	(177,546)	53,271	35,645	(24,587)
Cash and cash equivalents at beginning of period	244,070	190,799	155,154	184,642

Cash and cash equivalents at end of period	$66,524	$244,070	$190,799	$160,055

Supplemental information:
Interest payments	$12,072	$14,961	$3,847	$2,606
Income tax payments	4,163	1,371	6,605	392
Rental payments to Ventas, Inc.	185,737	184,327	135,609	45,401

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting Entity

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that primarily operates hospitals, nursing centers and institutional pharmacies.

On April 20, 2001 (the “Effective Date”), the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of the Company’s Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”), as modified at the confirmation hearing by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with its emergence, the Company changed its name to Kindred Healthcare, Inc.

After filing for protection under the Bankruptcy Code on September 13, 1999, the Company operated its businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Accordingly, the consolidated financial statements of the Company were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) and generally accepted accounting principles applicable to a going concern, which assume that assets will be realized and liabilities will be discharged in the normal course of business.

In connection with its emergence from bankruptcy, the Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of SOP 90-7. Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh-start adjustments were recorded in the Company’s consolidated financial statements as of April 1, 2001. Since fresh-start accounting materially changed the amounts previously recorded in the Company’s consolidated financial statements, a black line separates the post-emergence financial data from the pre-emergence data to signify the difference in the basis of presentation of the financial statements for each respective entity.

As used in these financial statements, the term “Predecessor Company” refers to the Company and its operations for periods prior to April 1, 2001, while the term “Reorganized Company” is used to describe the Company and its operations for periods thereafter.

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

On May 1, 1998, Ventas, Inc. (“Ventas”) completed the spin-off of its healthcare operations to its stockholders through the distribution of the Company’s former common stock (the “Spin-off”). Ventas retained

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Reporting Entity (Continued)

ownership of substantially all of its real property and leases such real property to the Company. In anticipation of the Spin-off, the Company was incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became the Company’s historical financial statements following the Spin-off.

Basis of Presentation

The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

During 2003, the Company effected certain strategic transactions to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Note 3 for a summary of discontinued operations.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

Impact of Recent Accounting Pronouncements

In December 2003, the Staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 104 rescinded accounting guidance contained in SAB 101 related to multiple element revenue arrangements superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21 Issue Summary No. 2, “Accounting for Revenue Arrangements with Multiple Deliverables.” Otherwise, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The provisions of SAB 104 do not have an impact on the Company’s current revenue recognition policies.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions.

For all special purpose entities (“SPEs”) created prior to February 1, 2003, public entities must apply either the provisions of FIN 46 or adopt early the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. If a public entity applies FIN 46 for such period, the provisions of FIN 46-R must be applied as of the end of the first interim or annual reporting period ending after March 15, 2004. For all non-SPEs created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

the end of the first interim or annual reporting period ending after March 15, 2004. For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities were already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt early the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If they do not elect to adopt early FIN 46-R, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not acquired any interest in a VIE created after January 31, 2003. The application of the provisions of FIN 46-R to all VIEs of the Company before February 1, 2003 will not have an impact on the presentation of the Company’s financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of SFAS No. 123.” SFAS 148 provides transitional guidance for recognizing an entity’s voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” so that entities will have to (1) make more prominent disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, (2) present those disclosures in a more accessible format in the footnotes to the annual financial statements, and (3) include those disclosures in interim financial statements. The Company has elected not to change its method of accounting for stock-based compensation under SFAS 123. The SFAS 148 transition and annual disclosure provisions became effective for the Company’s fiscal year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the issuing entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or liquidity. See Note 18.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides guidance related to the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and certain involuntary termination benefits. SFAS 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 became effective for exit and disposal activities of the Company that were initiated after December 31, 2002.

In May 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30,” which required that gains and losses from extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Under SFAS 145, gains or losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion (“APB”) No. 30 (“APB 30”), “Reporting Results of

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the criteria in APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is applicable to the Company for all periods beginning after December 31, 2002. Any gains or losses on extinguishment of debt that were classified as extraordinary items in prior periods that do not meet the new criteria of APB 30 for classification as extraordinary items have been reclassified to income from continuing operations.

In June 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which established the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. This pronouncement provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. SFAS 142 became effective for the Company on January 1, 2002. In conformity with the provisions of SFAS 142, the Company performed a transitional impairment test for goodwill as of January 1, 2002 and an annual impairment test as of December 31, 2003. No write-down of the carrying value of goodwill was required. Amortization expense for 2003 and 2002 was reduced by approximately $3.5 million and $6.5 million, respectively, as a result of the adoption of SFAS 142.

The following table adjusts reported net income and earnings per share for the periods presented to exclude the amortization of goodwill (in thousands, except per share amounts):

	Reorganized Company			Predecessor Company
	Nine months ended December 31, 2001			Three months ended March 31, 2001
	As reported	Goodwill amortization	As adjusted	As reported	Goodwill amortization	As adjusted
Income from continuing operations	$61,319	$5,742	$67,061	$109,263	$1,712	$110,975
Net income	51,655	5,742	57,397	471,976	2,509	474,485
Earnings per common share:
Basic:
Income from continuing operations	$3.95	$ 0.37	$4.32	$1.55	$ 0.03	$1.58
Net income	3.33	0.37	3.70	6.71	0.04	6.75
Diluted:
Income from continuing operations	$3.36	$ 0.32	$3.68	$1.53	$ 0.02	$1.55
Net income	2.83	0.32	3.15	6.59	0.03	6.62

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncements (Continued)

Changes in the carrying amount of goodwill for the year ended December 31, 2003 follow:

	Hospital division	Health services division	Pharmacy division	Total
Balances, January 1, 2003	$55,168	$31,045	$2,046	$88,259
Purchase price adjustments related to the Specialty Healthcare Services, Inc. acquisition	2,301	–	–	2,301
Pre-emergence income tax examination resolutions	(6,394)	(7,598)	(508)	(14,500)
Pre-emergence deferred tax valuation allowance adjustment	(19,658)	(23,447)	(1,538)	(44,643)

Balances, December 31, 2003	$31,417	$–	$–	$31,417

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Medicare	$1,371,113	$1,280,146	$832,166	$265,478
Medicaid	1,069,546	1,026,670	728,916	209,383
Private and other	905,576	869,215	622,519	228,423

	3,346,235	3,176,031	2,183,601	703,284
Elimination	(62,216)	(55,261)	(37,744)	(12,065)

	$3,284,019	$3,120,770	$2,145,857	$691,219

Cash, Cash Equivalents and Cash-Restricted

Cash, cash equivalents and cash-restricted include highly liquid investments with an original maturity of three months or less when purchased. Cash-restricted consists primarily of amounts related to patient trust accounts and amounts derived from the sale of assets available to repay debt or fund future capital expenditures.

Insurance Subsidiary Investments

The Company maintains investments, consisting principally of money market, mortgage backed securities, corporate bonds, U.S. Treasury notes, commercial paper and equities, for the payment of claims and expenses

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance Subsidiary Investments (Continued)

related to professional liability and workers compensation claims. These investments have been categorized as available-for-sale and are reported at fair value. The Company’s insurance subsidiary investments are classified in the accompanying consolidated balance sheet based upon their expected maturities. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income. See Note 15.

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

Property and Equipment

Depreciation expense, computed by the straight-line method, was $80.9 million for 2003, $68.3 million for 2002, $42.7 million for the nine months ended December 31, 2001 and $15.2 million for the three months ended March 31, 2001. Depreciation rates for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Goodwill

Effective January 1, 2000, the Company began amortizing goodwill using the straight-line method principally over 20 years. Amortization expense recorded for the nine months ended December 31, 2001 and the three months ended March 31, 2001 totaled $5.7 million and $1.7 million, respectively.

In accordance with SFAS 142, the Company ceased amortizing goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2003 in connection with the annual impairment test.

To the extent the Company realizes net deferred tax assets or resolves certain income tax examination contingencies related to the pre-reorganization period, goodwill recorded in connection with fresh-start accounting is reduced accordingly. In 2003 and 2002, the Company reduced goodwill by $59.1 million and $48.5 million, respectively, related primarily to the recognition of such deferred tax assets. As a result of the reductions recorded in 2003, the fresh-start accounting goodwill was eliminated in full.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under the master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

Insurance Risks

Provisions for loss for professional liability risks and workers compensation risks are substantially based upon independent actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 9 and 14.

Earnings per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for the Reorganized Company includes the dilutive effect of the Warrants (as defined) issued in connection with the Plan of Reorganization and stock options and non-vested restricted stock issued under various incentive plans. For the three months ended March 31, 2001, the diluted calculation of earnings per common share for the Predecessor Company includes the dilutive effect of its former convertible preferred stock.

Stock Option Accounting

The Company follows APB No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Stock Option Accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Income (loss) available to common stockholders, as reported	$(75,336)	$34,753	$51,655	$471,715
Adjustments:
Stock-based employee compensation expense included in reported net income (loss)	5,828	6,778	6,698	–
Stock-based employee compensation expense determined under fair value based method	(11,368)	(10,797)	(8,443)	27,052

Pro forma income (loss) available to common stockholders	$(80,876)	$30,734	$49,910	$498,767

Earnings (loss) per common share:
As reported:
Basic	$(4.32)	$2.00	$3.33	$6.71
Diluted	$(4.30)	$1.93	$2.83	$6.59
Pro forma:
Basic	$(4.64)	$1.77	$3.22	$7.10
Diluted	$(4.61)	$1.70	$2.71	$6.96

NOTE 2 – DIVESTITURES

During 2003, the Company effected certain strategic transactions to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. A summary of these transactions follows.

Florida and Texas Nursing Center Divestiture

On June 30, 2003, the Company completed the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”). In connection with the Florida and Texas Divestiture, the Company acquired 15 Florida nursing centers and one Texas nursing center from Ventas on June 30, 2003 for approximately $60 million and a $4 million lease termination fee. In addition, the Company amended its Master Lease Agreements (as defined) with Ventas to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

Florida and Texas Nursing Center Divestiture (Continued)

The annual rent of approximately $9 million on the acquired facilities terminated upon the closing of the purchase transaction. The Company financed its obligations at the closing of the purchase transaction through the use of existing cash.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in the accompanying consolidated balance sheet.

The Company completed the divestiture of all of its Florida nursing center operations on June 30, 2003. The Company sold the real estate related to the 15 nursing centers it acquired from Ventas and two nursing centers previously owned by the Company in Florida. The sale price for the real estate and related personal property associated with all of the Florida nursing center operations aggregated approximately $64 million. The Company also sold its accounts receivable relating to the Florida nursing centers.

The Company completed the sublease of the remaining Florida nursing center previously operated by the Company on June 30, 2003. The rental payments under the sublease approximate the Company’s annual rental obligations under the existing lease agreement. The sublease will expire upon the expiration of the primary lease in 2006, whereupon the Company’s obligation with respect to the primary lease also will terminate.

The Company also completed the divestiture of its two Texas nursing center operations in the second quarter of 2003. The Company terminated the lease with respect to one facility and entered into a lease with a third party to transfer the operations of the other Texas facility acquired from Ventas. The Company is currently negotiating to sell the remaining leased facility to the same third party. The assets related to the Texas nursing center not sold at December 31, 2003 have been classified as assets held for sale in the accompanying consolidated balance sheet.

In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $60.6 million ($37.3 million net of income taxes), calculated as follows (in thousands):

Cash proceeds from sale of Florida nursing centers:
Real estate	$62,030
Personal property and inventory	2,335
Accounts receivable	9,000
Property and transfer tax settlements	(1,034)
Employee benefit obligations assumed by buyer	(2,550)

	69,781
Direct transaction costs	(3,211)

	66,570
Sale of Texas nursing center net operating assets and liabilities	16
Cash payment to terminate the lease of a Texas nursing center	(1,066)	$65,520

Accounts receivable sold but not settled at closing		2,632
Net book value of assets and liabilities sold		(127,785)
Fair value adjustment for assets held for sale		(985)

Pretax loss on divestiture of operations		(60,618)
Income tax benefit		23,338

Loss on divestiture of operations		$(37,280)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

Purchase of ten unprofitable facilities for resale

On December 11, 2003, the Company acquired ten unprofitable facilities formerly leased from Ventas. The transaction included eight nursing centers and two hospitals (collectively, the “Ventas II Facilities”). In connection with this transaction, the Company paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction. The Company is working to sell the Ventas II Facilities during the first half of 2004.

The Company recorded a loss on the purchase of the Ventas II Facilities equal to the difference between the total consideration paid to Ventas and the estimated fair value of the assets acquired less costs of disposal. The estimation of the fair value of the assets acquired and the related loss was determined in conjunction with the Company’s ongoing divestiture negotiations with third parties. To the extent that the ultimate proceeds from the sales of the Ventas II Facilities varies from management’s estimates, future earnings will be charged or credited. The assets and liabilities related to the Ventas II Facilities have been classified as held for sale in the accompanying consolidated balance sheet.

In connection with the acquisition of the Ventas II Facilities, the Company recorded a pretax loss of $67.0 million ($41.2 million net of income taxes), calculated as follows (in thousands):

Fair value of Ventas II Facilities, less cost of disposal:
Real estate, personal property and inventory	$27,000
Direct transaction costs	(2,200)	$24,800

Net book value of assets transferred to assets held for sale		(91,815)

Pretax loss on divestiture of operations		(67,015)
Income tax benefit		25,801

Loss on divestiture of operations		$(41,214)

Other divestitures in the fourth quarter of 2003

In the fourth quarter of 2003, the Company allowed two nursing center operating leases to expire and canceled two hospital pulmonary management agreements. In addition, the Company disposed of an ancillary services business in the hospital division and terminated two pharmacy infusion therapy partnerships. Pretax losses associated with these transactions aggregated $1.5 million ($0.9 million net of income taxes) in 2003.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. Assets and liabilities not sold at December 31, 2003 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Revenues	$171,693	$246,738	$191,316	$63,865

Salaries, wages and benefits	113,786	153,785	106,209	33,861
Supplies	17,182	22,829	19,349	6,100
Rent	15,198	21,367	15,654	5,719
Other operating expenses	97,316	128,225	64,020	17,700
Depreciation and amortization	2,444	3,105	1,784	1,787
Interest expense	3	13	21	12
Investment income	(452)	(36)	(7)	(4)

	245,477	329,288	207,030	65,175

Loss from operations before reorganization items and income taxes	(73,784)	(82,550)	(15,714)	(1,310)
Reorganization items	–	–	–	58,768

Loss from operations before income taxes	(73,784)	(82,550)	(15,714)	(60,078)
Income tax benefit	(28,407)	(31,782)	(6,050)	–

Loss from operations	(45,377)	(50,768)	(9,664)	(60,078)
Loss on divestiture of operations, net of income taxes	(79,413)	–	–	–

	$(124,790)	$(50,768)	$(9,664)	$(60,078)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Revenues:
Hospital division:
Hospitals	$27,577	$34,962	$31,519	$10,801
Ancillary services	5,559	7,553	7,201	1,964

	33,136	42,515	38,720	12,765
Health services division:
Nursing centers	129,462	195,472	144,110	48,192

Pharmacy division	9,095	8,751	8,486	2,908

	$171,693	$246,738	$191,316	$63,865

Operating income (loss), excluding reorganization items:
Hospital division:
Hospitals	$(3,903)	$(779)	$7,291	$2,664
Ancillary services	(402)	259	1,768	302

	(4,305)	(520)	9,059	2,966
Health services division:
Nursing centers	(52,384)	(58,172)	(7,772)	3,023

Pharmacy division	98	591	451	215

	$(56,591)	$(58,101)	$1,738	$6,204

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Rent:
Hospital division:
Hospitals	$3,300	$3,980	$2,943	$836
Ancillary services	784	916	753	219

	4,084	4,896	3,696	1,055
Health services division:
Nursing centers	10,751	16,144	11,740	4,611

Pharmacy division	363	327	218	53

	$15,198	$21,367	$15,654	$5,719

Depreciation and amortization:
Hospital division:
Hospitals	$823	$699	$459	$529
Ancillary services	198	580	416	188

	1,021	1,279	875	717
Health services division:
Nursing centers	1,375	1,758	854	1,049

Pharmacy division	48	68	55	21

	$2,444	$3,105	$1,784	$1,787

A summary of the net assets held for sale at December 31, 2003 follows (in thousands):

Current assets:
Property and equipment, net	$26,912
Other	488

27,400
Current liabilities (included in other accrued liabilities)	(1,439)

$25,961

NOTE 4 – REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On April 20, 2001, the Company and its subsidiaries emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. The Company and substantially all of its subsidiaries filed voluntary petitions with the Bankruptcy Court for protection under Chapter 11 of Title 11 of the Bankruptcy Code on September 13, 1999.

Since emergence, the Company has continued to resolve proofs of claims filed in connection with the bankruptcy. On the Effective Date, the automatic stay imposed by the Bankruptcy Code was terminated.

Plan of Reorganization

The Plan of Reorganization represents a consensual arrangement among Ventas, the Company’s former senior bank lenders (the “Senior Lenders”), holders of the Company’s former $300 million 9 7/8% Guaranteed

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Plan of Reorganization (Continued)

Senior Subordinated Notes due 2005 (the “1998 Notes”), the U.S. Department of Justice (the “DOJ”), acting on behalf of the U.S. Department of Health and Human Services’ Office of the Inspector General (the “OIG”), and the Centers for Medicare and Medicaid Services (“CMS”) (collectively, the “Government”) and the advisors to the official committee of unsecured creditors.

The following is a summary of certain material provisions of the Plan of Reorganization. The summary does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the Plan of Reorganization as filed with the SEC.

The Plan of Reorganization provided for, among other things, the following distributions:

Senior Lender Claims–On the Effective Date, the Senior Lenders received new senior subordinated secured notes aggregating $300 million, bearing interest at the London Interbank Offered Rate (“LIBOR”) (as defined in the senior subordinated secured notes) plus 4 1/2%, with a maturity of seven years (the “Senior Secured Notes”). The interest on the Senior Secured Notes began to accrue in November 2001 and, in lieu of interest payments, the Company paid a $25.9 million obligation under the Government Settlement (as defined below) within the first two full fiscal quarters following the Effective Date as described below. In addition, holders of the Senior Lender claims received an aggregate distribution of 9,826,092 shares of the new common stock of Kindred on the Effective Date.

Subordinated Noteholder Claims–The holders of the 1998 Notes and the remaining $2.4 million of the Company’s former 8 5/8% Senior Subordinated Notes due 2007 (collectively, the “Subordinated Noteholder Claims”) received, in the aggregate, 3,675,408 shares of Kindred common stock on the Effective Date. In addition, the holders of the Subordinated Noteholder Claims received warrants issued by the Company for the purchase of an aggregate of 7,000,000 shares of Kindred common stock, with a five-year term, comprised of warrants to purchase 2,000,000 shares at a price per share of $30.00 and warrants to purchase 5,000,000 shares at a price per share of $33.33 (collectively, the “Warrants”).

Ventas Claim–Ventas received the following treatment under the Plan of Reorganization:

On the Effective Date, the four master leases and a single facility lease with Ventas were assumed and simultaneously amended and restated as of the Effective Date. The principal economic terms of the Master Lease Agreements (as defined) follow:

(1)    A decrease of $52 million in the aggregate minimum rent from the annual rent as of May 1, 1999 to a new initial aggregate minimum rent of $174.6 million (subject to the escalation described below).

(2)    Annual aggregate minimum rent payable in cash will escalate at an annual rate of 3 1/2% and was contingent upon the attainment of certain financial targets as described in the Master Lease Agreements.

(3)    A one-time option, that can be exercised by Ventas 5 1/4 years after the Effective Date, to reset the annual aggregate minimum rent under one or more of the Master Lease Agreements to the then current fair market rental in exchange for a payment of $5 million (or a pro rata portion thereof if fewer than all of the Master Lease Agreements are reset) to the Company.

(4)    Under the Master Lease Agreements, the “Event of Default” provisions also were substantially modified and provide Ventas with more flexibility in exercising remedies for events of default.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Plan of Reorganization (Continued)

In addition to the Master Lease Agreements, Ventas received a distribution of 1,498,500 shares of Kindred common stock on the Effective Date.

Ventas and the Company also entered into the Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement as of the Effective Date that provided for the escrow of approximately $30 million of federal, state and local refunds until the expiration of the applicable statutes of limitation for the auditing of the refund applications (the “Tax Refund Escrow Agreement”). The escrowed funds were available for the payment of certain tax deficiencies during the escrow period except that all interest paid by the government in connection with any refund or earned on the escrowed funds will be distributed equally to the parties. At the end of the escrow period, the Company and Ventas will each be entitled to 50% of any proceeds remaining in the escrow account.

All agreements and indemnification obligations between the Company and Ventas, except those modified by the Plan of Reorganization, were assumed by the Company as of the Effective Date.

United States Claims–The claims of the Government (other than claims of the Internal Revenue Service and criminal claims, if any) were settled through a government settlement with the Company and Ventas which was effectuated through the Plan of Reorganization (the “Government Settlement”).

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

In addition, the Company agreed to repay the remaining balance of the obligations owed to CMS (approximately $59 million as of the Effective Date) pursuant to the terms agreed to by the Company.

As previously announced, the Company entered into a Corporate Integrity Agreement with the OIG as part of the overall Government Settlement. The Corporate Integrity Agreement became effective on the Effective Date. The Government Settlement also provided for the dismissal of certain pending claims and lawsuits filed against the Company.

General Unsecured Creditors Claims–The general unsecured creditors of the Company will be paid the full amount of their allowed claims existing as of the date of the Company’s filing for protection under the Bankruptcy Code. These amounts generally will be paid in equal quarterly installments over three years beginning on September 30, 2001. The Company will pay interest on these claims at the rate of 6% per annum from the Effective Date, subject to certain exceptions. A convenience class of unsecured creditors, consisting of creditors holding allowed claims in an amount less than or equal to $3,000, were paid in full within 30 days of the Effective Date.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – REORGANIZATION UNDER CHAPTER 11 OF THE BANKRUPTCY CODE (Continued)

Plan of Reorganization (Continued)

Preferred Stockholder and Common Stockholder Claims–The holders of the former preferred stock and common stock of the Company did not receive any distributions under the Plan of Reorganization. The former preferred stock and common stock were canceled on the Effective Date.

Other Significant Provisions–As of the Effective Date, a new board of directors, including representatives of the principal security holders following the Effective Date, was appointed.

A restricted share plan was approved under the Plan of Reorganization that provided for the issuance of 600,000 shares of Kindred common stock to certain key employees of the Company. The restricted shares are non-transferable and subject to forfeiture until they have vested generally over a four-year period. In addition, a new stock option plan was approved under the Plan of Reorganization for the issuance of stock options for up to 600,000 shares of Kindred common stock to certain key employees of the Company. The Plan of Reorganization also approved a long-term incentive plan that provides cash bonus awards to certain key employees on the attainment by the Company of specified performance goals, and also provided for the continuation of the Company’s management retention plan and the payment of certain performance bonuses on the Effective Date.

Matters Related to Emergence

On the Effective Date, the Company entered into a five-year $120 million senior revolving credit facility (including a $40 million letter of credit subfacility) (the “Credit Facility”) which constitutes a working capital facility for general corporate purposes including payments related to the Company’s obligations under the Plan of Reorganization. Direct borrowings under the Credit Facility bear interest, at the option of the Company, at (a) prime (or, if higher, the federal funds rate plus  1/2%) plus 3% or (b) LIBOR (as defined in the Credit Facility) plus 4%. The Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries, including certain owned real property.

On the Effective Date, the Company filed a registration statement on Form 8-A with the SEC to register the Kindred common stock and Warrants under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).

NOTE 5 – FRESH-START ACCOUNTING

As previously discussed, the Company adopted the provisions of fresh-start accounting as of April 1, 2001. In adopting fresh-start accounting, the Company engaged an independent financial advisor to assist in the determination of the reorganization value or fair value of the Company. The independent financial advisor determined an estimated reorganization value of $762 million before considering any long-term debt or other obligations assumed in connection with the Plan of Reorganization. This estimate was based upon the Company’s cash flows, selected comparable market multiples of publicly traded companies, operating lease obligations and other applicable ratios and valuation techniques. The estimated total equity value of the Reorganized Company aggregating $435 million was determined after taking into account the value of the obligations assumed in connection with the Plan of Reorganization.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – FRESH-START ACCOUNTING (Continued)

A reconciliation of fresh-start accounting recorded as of April 1, 2001 follows (in thousands):

	Predecessor Company	Fresh-start						Reorganized Company
		Debt restructuring		Adjustments		Reclassifications
	March 31, 2001							April 1, 2001
ASSETS
Current assets:
Cash and cash equivalents	$160,055	$–		$(4,901	)(i)	$–		$155,154
Cash-restricted	11,008	(2,763	)(a)	6,000	(i)	–		14,245
Insurance subsidiary investments	90,617	–		–		–		90,617
Accounts receivable less allowance for loss	330,846	73,138	(b)	–		–		403,984
Inventories	29,132	–		–		–		29,132
Other	74,732	1,360	(a)	–		–		76,092

	696,390	71,735		1,099		–		769,224

Property and equipment	708,232	–		(268,528	)(j)	–		439,704
Accumulated depreciation	(316,862)	–		316,862	(j)	–		–

	391,370	–		48,334		–		439,704

Reorganization value in excess of amounts allocable to identifiable assets	–	–		157,958	(k)	–		157,958
Goodwill	156,765	–		(156,765	)(l)	–		–
Investment in affiliates	7,824	–		40,282	(m)	–		48,106
Other	77,673	(7,668	)(a)	(1,823	)(i)	–		70,925
		2,795	(c)	(52	)(j)

	$1,330,022	$66,862		$89,033		$–		$1,485,917

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$90,279	$(2,264	)(b)	$(4,030	)(i)	$1,602	(r)	$85,587
Salaries, wages and other compensation	178,319	–		(93	)(i)	1,404	(r)	195,841
				7,700	(n)
				8,511	(o)
Due to third party payors	47,773	(4,569	)(b)	–		10,651	(r)	53,855
Other accrued liabilities	91,132	2,795	(c)	25,337	(o)	43,865	(r)	189,029
		25,900	(d)
Income taxes	2,850	–		–		14,867	(r)	17,717
Long-term debt due within one year	–	–		–		18,316	(r)	18,316

	410,353	21,862		37,425		90,705		560,345

Long-term debt	–	300,000	(e)	–		43,606	(r)	343,606
Professional liability risks	106,505	–		–		–		106,505
Deferred credits and other liabilities	14,128	–		(1,777	)(p)	28,071	(r)	40,422
Liabilities subject to compromise	1,278,223	2,580	(a)	(2,028	)(i)	(162,382	)(r)	–
		(113,576	)(b)	(2,726	)(p)
		(902,755	)(f)
		(94,285	)(g)
		(3,051	)(h)
Series A preferred stock (subject to compromise at March 31, 2001)	1,743	(1,743	)(h)	–		–		–

Stockholders’ equity (deficit):
Reorganized Company common stock, par value	–	3,750	(h)	–		–		3,750
Predecessor Company common stock, par value	17,565	–		(17,565	)(q)	–		–
Capital in excess of par value	667,144	431,289	(h)	17,565	(q)	(684,752	)(s)	431,246
Accumulated other comprehensive income	43	–		–		–		43
Retained earnings (accumulated deficit)	(1,165,682)	(11,651	)(a)	5,427	(i)	684,752	(s)	–
		193,547	(b)	48,282	(j)
		(25,900	)(d)	157,958	(k)
		(300,000	)(e)	(156,765	)(l)
		902,755	(f)	40,282	(m)
		94,285	(g)	(7,700	)(n)
		(430,245	)(h)	(33,848	)(o)
				4,503	(p)

	(480,930)	857,830		58,139		–		435,039

	$1,330,022	$66,862		$89,033		$–		$1,485,917

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – FRESH-START ACCOUNTING (Continued)

(a)	To record the effect of the Tax Refund Escrow Agreement.

(b)	To record the discharge of pre-petition accounts receivable, allowances for loss and liabilities related to the Medicare program in connection with the Government Settlement.

(c)	To record deferred financing costs incurred in connection with the Credit Facility and the Senior Secured Notes.

(d)	To record the Government Settlement obligation.

(e)	To record the issuance of the Senior Secured Notes.

(f)	To record the discharge of indebtedness in accordance with the Plan of Reorganization (in thousands):

Senior lender claims	$510,908
Subordinated Noteholder Claims	302,391
Accrued interest	99,185
Unamortized deferred financing costs	(9,729)

$902,755

(g)	To write off accrued Ventas rent discharged in accordance with the Plan of Reorganization.

(h)	To record the issuance of Kindred common stock and Warrants and eliminate the preferred stock (and related loans) and accrued dividends of the Predecessor Company in accordance with the Plan of Reorganization.

(i)	To record miscellaneous provisions of the Plan of Reorganization.

(j)	To adjust the property and equipment to fair value and to write off previously recorded accumulated depreciation.

(k)	To record the reorganization value of the Company in excess of amounts allocable to identifiable assets.

(l)	To write off historical goodwill of the Predecessor Company.

(m)	To adjust investment in affiliates to fair value.

(n)	To record the value of the vested portion of restricted stock in accordance with the Plan of Reorganization.

(o)	To record reorganization costs consisting primarily of professional fees and management compensation to be paid in accordance with the Plan of Reorganization.

(p)	To adjust allowances for loss related to property disposals and non-income tax deficiencies.

(q)	To eliminate the common stock of the Predecessor Company.

(r)	To reclassify the pre-petition priority, secured and unsecured claims that were assumed by the Company in accordance with the Plan of Reorganization.

(s)	To eliminate the historical accumulated deficit and adjust stockholders’ equity to reflect the fair value of the Company’s total equity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – PRO FORMA INFORMATION

The following unaudited pro forma condensed financial information gives effect to the Plan of Reorganization assuming that the effective date occurred on January 1, 2001 (in thousands, except per share amounts):

Year ended December 31, 2001
Revenues	$2,837,076
Income from continuing operations	72,073
Net income	62,272
Earnings per common share:
Basic:
Income from continuing operations	$4.68
Net income	4.04
Diluted:
Income from continuing operations	$4.06
Net income	3.51

The pro forma results exclude reorganization items recorded prior to April 1, 2001. The pro forma results are not necessarily indicative of the financial results that might have resulted had the effective date of the Plan of Reorganization occurred on January 1, 2001.

NOTE 7 – SPECIALTY ACQUISITION

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

Fair value of assets acquired, including goodwill	$63,123
Fair value of liabilities assumed	(16,350)

Net assets acquired	46,773
Cash acquired	(842)

Net cash paid in 2002	45,931
Settlement of working capital and resolution of contingencies in 2003	1,431

Total cash paid	$47,362

The Specialty Acquisition was financed through the use of existing cash. The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $31.4 million.

NOTE 8 – REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

Reorganization Items

Transactions related to the Company’s reorganization have been classified separately in the consolidated statement of operations. Operating results for 2003 and 2002 included income of $1.0 million and $5.5 million,

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS (Continued)

Reorganization Items (Continued)

respectively, resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy. Reorganization items increased income from continuing operations by $112.4 million for the three months ended March 31, 2001. As previously discussed, these adjustments were required to reflect the provisions of the Plan of Reorganization and the fair value of the Company’s assets and liabilities as of April 1, 2001.

Unusual Transactions

Operating results for the years ended December 31, 2002 and 2001 included certain unusual transactions. These transactions were included in other operating expenses in the consolidated statement of operations for the respective periods in which they were recorded.

Operating results for 2002 included a $0.5 million lease termination charge for an unprofitable hospital recorded in the second quarter and a $2.3 million gain on the sale of a building recorded in the fourth quarter.

Operating results for the nine months ended December 31, 2001 included a gain of $3.2 million recorded in connection with the Company’s favorable resolution of a legal dispute in the third quarter and a gain of $2.2 million in connection with the resolution of a loss contingency related to a partnership interest in the fourth quarter.

NOTE 9 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Fourth Quarter 2003

Operating results for the fourth quarter of 2003 included a favorable pretax adjustment of approximately $4 million for professional liability costs and a pretax charge of approximately $3 million related to special incentive compensation awards.

Third Quarter 2003

During the third quarter of 2003, the Company recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports.

On October 1, 2002, the final regulations for a Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”) became effective. Because of the Company’s Medicare cost reporting periods, this new payment system did not become effective for all but two of the Company’s long-term acute care hospitals until September 1, 2003. The Company’s hospital operating results in the third quarter of 2003 included favorable Medicare reimbursement adjustments of approximately $4 million that resulted from the conversion to LTAC PPS.

Fourth Quarter 2002

On October 1, 2002, certain Medicare reimbursements expired. Accordingly, Medicare reimbursement to the Company’s nursing centers declined by approximately $13 million in the fourth quarter of 2002, resulting in a material reduction in nursing center operating income.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Fourth Quarter 2002 (Continued)

On October 1, 2002, the provision under the Balanced Budget Act of 1997 reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by approximately $2 million in the fourth quarter of 2002.

Based upon the results of the regular quarterly independent actuarial valuation, the Company recorded additional professional liability costs of $8 million in the fourth quarter of 2002. Aggregate professional liability costs in the fourth quarter of 2002 were $14 million compared to $11 million in the fourth quarter of 2001. Most of the fourth quarter 2002 costs were charged to the Company’s nursing center business. No asset impairment charges were required as a result of these increases in professional liability costs.

Operating results in the fourth quarter of 2002 included certain other year-end adjustments. Incentive compensation costs were reduced by approximately $3 million in the nursing center business and $6 million in corporate overhead in the fourth quarter. In addition, certain operating expense accruals related to the Company’s information systems operations were adjusted, reducing corporate overhead by approximately $4 million in the fourth quarter of 2002.

Third Quarter 2002

In September 2002, the Company received approximately $12 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients of the Company’s hospitals. The $12 million payment covered services provided by certain of the Company’s hospitals from 1999 through 2001. The $12 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company’s historical financial statements.

In the third quarter of 2002, the Company recorded $22 million of additional professional liability costs above its normal provision. The additional costs were required based upon the results of the regular quarterly independent actuarial valuation. Substantially all of the additional costs were related to the Company’s nursing center operations. These changes in estimates related primarily to claims incurred in fiscal 2001 and 2002. The portion of the adjustment relating to a change in estimate for claims incurred in fiscal 2001 approximated $10 million, while $12 million of the adjustment related to a revision of the fiscal 2002 estimated costs for the nine months ended September 30, 2002. No asset impairment charges were required as a result of these increases in professional liability costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

In connection with the restructuring of its debt in accordance with the provisions of the Plan of Reorganization, the Company realized an extraordinary gain of $422.8 million. For accounting purposes, this gain has been reflected in the operating results of the Predecessor Company for the three months ended March 31, 2001.

A summary of the extraordinary gain follows (in thousands):

Liabilities restructured:
Debt obligations:
Senior lender claims	$510,908
Subordinated Noteholder Claims	302,391
Accrued interest	99,185
Unamortized deferred financing costs	(9,729)

902,755
Amounts related to prior year Medicare cost reports	193,547
Accrued Ventas rent	94,285
Other	(6,857)

1,183,730

Consideration exchanged:
Senior Secured Notes	300,000
Kindred common stock	368,339
Warrants	66,700
Government settlement obligation	25,900

760,939

$422,791

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – EARNINGS PER SHARE

A computation of the earnings per common share follows (in thousands, except per share amounts).

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Earnings (loss):
Income from continuing operations	$49,454	$85,521	$61,319	$109,263
Discontinued operations, net of income taxes:
Loss from operations	(45,377)	(50,768)	(9,664)	(60,078)
Loss on divestiture of operations	(79,413)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	422,791

Net income (loss)	(75,336)	34,753	51,655	471,976
Preferred stock dividend requirements	–	–	–	(261)

Income (loss) available to common stockholders – basic computation	(75,336)	34,753	51,655	471,715
Elimination of preferred stock dividend requirements upon assumed conversion of preferred stock	–	–	–	261

Net income (loss) – diluted computation	$(75,336)	$34,753	$51,655	$471,976

Shares used in the computation:
Weighted average shares outstanding – basic computation	17,440	17,361	15,505	70,261
Dilutive effect of the Warrants, employee stock options and non-vested restricted stock	84	640	2,753	–
Assumed conversion of preferred stock	–	–	–	1,395

Adjusted weighted average shares outstanding – diluted computation	17,524	18,001	18,258	71,656

Earnings (loss) per common share:
Basic:
Income from continuing operations	$2.83	$4.93	$3.95	$1.55
Discontinued operations:
Loss from operations	(2.60)	(2.93)	(0.62)	(0.86)
Loss on divestiture of operations	(4.55)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	6.02

Net income (loss)	$(4.32)	$2.00	$3.33	$6.71

Diluted:
Income from continuing operations	$2.82	$4.75	$3.36	$1.53
Discontinued operations:
Loss from operations	(2.59)	(2.82)	(0.53)	(0.84)
Loss on divestiture of operations	(4.53)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	5.90

Net income (loss)	$(4.30)	$1.93	$2.83	$6.59

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – BUSINESS SEGMENT DATA

The Company operates three business segments: the hospital division, the health services division and the pharmacy division. The hospital division primarily operates long-term acute care hospitals. The health services division operates nursing centers and a rehabilitation therapy business. The pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating data for all periods prior to 2003 have been reclassified to reflect certain cost realignments between the nursing centers and the rehabilitation services business and the establishment of the Company’s institutional pharmacy division as a separate operating division, both of which were effective on January 1, 2003.

The Company identified its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Revenues:
Hospital division	$1,337,209	$1,241,337	$791,416	$261,183
Health services division:
Nursing centers	1,693,110	1,658,659	1,204,126	381,331
Rehabilitation services	43,483	34,296	27,451	10,695

	1,736,593	1,692,955	1,231,577	392,026

Pharmacy division	272,433	241,739	160,608	50,075

	3,346,235	3,176,031	2,183,601	703,284
Elimination of pharmacy charges to Company nursing centers	(62,216)	(55,261)	(37,744)	(12,065)

	$3,284,019	$3,120,770	$2,145,857	$691,219

Income from continuing operations:
Operating income (loss):
Hospital division	$306,866	$261,219	$150,322	$52,114
Health services division:
Nursing centers	220,039	292,684	248,009	69,361
Rehabilitation services	(1,763)	(262)	2,883	(901)

	218,276	292,422	250,892	68,460

Pharmacy division	26,493	22,681	18,612	5,659
Corporate:
Overhead	(112,635)	(111,155)	(82,706)	(28,069)
Insurance subsidiary	(13,551)	(6,049)	(2,533)	(628)

	(126,186)	(117,204)	(85,239)	(28,697)

	425,449	459,118	334,587	97,536
Unusual transactions	–	1,795	5,425	–
Reorganization items	1,010	5,520	–	112,434

Operating income	426,459	466,433	340,012	209,970
Rent	(256,306)	(249,195)	(179,630)	(71,276)
Depreciation and amortization	(80,857)	(68,251)	(48,435)	(16,858)
Interest, net	(4,187)	(2,402)	(5,428)	(12,073)

Income from continuing operations before income taxes	85,109	146,585	106,519	109,763
Provision for income taxes	35,655	61,064	45,200	500

	$49,454	$85,521	$61,319	$109,263

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – BUSINESS SEGMENT DATA (Continued)

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Rent:
Hospital division	$93,184	$92,919	$65,628	$30,003
Health services division:
Nursing centers	159,828	153,071	111,307	39,642
Rehabilitation services	472	128	79	39

	160,300	153,199	111,386	39,681

Pharmacy division	2,578	2,863	1,982	669

Corporate	244	214	634	923

	$256,306	$249,195	$179,630	$71,276

Depreciation and amortization:
Hospital division	$30,445	$26,381	$17,060	$4,928
Health services division:
Nursing centers	26,370	23,682	15,839	6,170
Rehabilitation services	83	43	24	129

	26,453	23,725	15,863	6,299

Pharmacy division	2,177	1,739	975	418

Corporate	21,782	16,406	14,537	5,213

	$80,857	$68,251	$48,435	$16,858

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$26,116	$26,633	$18,361	$8,624
Health services division	29,313	24,127	13,315	7,962
Pharmacy division	4,207	3,491	1,469	277
Corporate:
Information systems	21,493	25,576	20,266	3,496
Other	2,967	4,244	11,832	1,679

	$84,096	$84,071	$65,243	$22,038

Assets at end of period:
Hospital division	$526,029	$538,171
Health services division	387,444	422,713
Pharmacy division	43,198	43,085
Corporate	628,743	640,209

	$1,585,414	$1,644,178

Goodwill:
Hospital division	$31,417	$55,168
Health services division	–	31,045
Pharmacy division	–	2,046

	$31,417	$88,259

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INCOME TAXES

The provision for income taxes is based upon management’s estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Provision for income taxes consists of the following (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Current:
Federal	$44,812	$56,976	$29,117	$–
State	7,280	9,262	4,734	500

	52,092	66,238	33,851	500
Deferred	(16,437)	(5,174)	11,349	–

	$35,655	$61,064	$45,200	$500

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Income tax expense at federal rate	$29,788	$51,305	$37,282	$38,417
State income tax expense, net of federal income tax expense	2,979	5,130	3,728	3,842
Goodwill amortization	–	–	2,211	999
Valuation allowance	–	–	–	181
Reorganization items	–	–	–	(43,572)
Other items, net	2,888	4,629	1,979	633

	$35,655	$61,064	$45,200	$500

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INCOME TAXES (Continued)

A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

	Reorganized Company
	2003		2002
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$–	$5,738	$1,132	$–
Insurance	47,709	–	44,527	–
Doubtful accounts	79,653	–	88,644	–
Compensation	30,731	–	28,905	–
Net operating losses	106,138	–	93,593	–
Assets held for sale	26,201	–	–	–
Other	63,748	–	55,665	2,144

	354,180	$5,738	312,466	$2,144

Reclassification of deferred tax liabilities	(5,738)		(2,144)

Net deferred tax assets	348,442		310,322
Valuation allowance	(166,513)		(234,861)

	$181,929		$75,461

Deferred income taxes totaling $89.8 million and $32.1 million at December 31, 2003 and 2002, respectively, were classified as current assets, and deferred income taxes totaling $92.1 million and $43.4 million at December 31, 2003 and 2002, respectively, were classified as noncurrent assets.

In connection with fresh-start accounting, the Company’s assets and liabilities were recorded at their respective fair values. Deferred tax assets and liabilities were then recognized for the tax effects of the differences between fair values and tax bases. In addition, deferred tax assets were recognized for future tax benefits of net operating loss carryforwards (“NOLs”) and other deferred tax credits.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by the Company, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $26.6 million was treated as an increase to capital in excess of par value. Since the Company’s emergence from bankruptcy, these items have resulted in a reduction of the deferred tax valuation allowance of $71.2 million in 2003, $48.5 million in 2002 and $44.6 million in 2001.

In connection with its reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company is required, beginning with its 2002 taxable year, to reduce certain tax attributes including (a) NOLs, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company’s NOLs and tax credits generated prior to the ownership change may be subject to certain limitations. Through December 31, 2003, the Company had realized approximately $31 million of cash flow benefits related to the previously discussed tax attributes.

The Company had NOLs of approximately $276 million and $243 million (after the reductions in the attributes discussed above) at December 31, 2003 and 2002, respectively. The cumulative NOLs attributable to

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – INCOME TAXES (Continued)

the Company’s wholly owned limited purpose insurance subsidiary (included in the aggregate amounts discussed above) subject to separate utilization provisions approximated $81 million and $59 million at December 31, 2003 and 2002, respectively. The NOLs expire in various amounts through 2021.

In 2003, the Company received approximately $14.5 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14.5 million had no impact on the Company’s earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

NOTE 14 – INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Professional liability:
Continuing operations	$90,230	$62,484	$24,227	$6,369
Discontinued operations	57,559	82,443	28,624	6,543

Workers compensation:
Continuing operations	$45,002	$38,964	$24,134	$8,596
Discontinued operations	3,867	5,339	2,859	1,146

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	Reorganized Company
	2003			2002
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$93,989	$52,336	$146,325	$87,712	$42,703	$130,415
Reinsurance recoverables	896	–	896	6,713	–	6,713
Deposits	–	–	–	–	926	926

	94,885	52,336	147,221	94,425	43,629	138,054
Non-current:
Insurance subsidiary investments	74,618	–	74,618	18,171	–	18,171
Reinsurance recoverables	5,858	–	5,858	6,160	–	6,160
Deposits	7,250	2,222	9,472	7,380	1,270	8,650
Other	9	35	44	319	249	568

	87,735	2,257	89,992	32,030	1,519	33,549

	$182,620	$54,593	$237,213	$126,455	$45,148	$171,603

Liabilities:
Allowance for insurance risks:
Current	$83,725	$14,248	$97,973	$45,346	$12,230	$57,576
Non-current	212,013	49,463	261,476	211,771	40,756	252,527

	$295,738	$63,711	$359,449	$257,117	$52,986	$310,103

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $311 million at December 31, 2003 and $275 million at December 31, 2002.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – INSURANCE SUBSIDIARY INVESTMENTS

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	Reorganized Company
	2003				2002
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Mortgage backed securities	$56,673	$397	$(176)	$56,894	$11,754	$491	$–	$12,245
Corporate bonds	32,898	15	(148)	32,765	1,317	82	–	1,399
U.S. Treasury notes	12,276	69	(28)	12,317	4,436	91	–	4,527
Commercial paper	5,449	1	–	5,450	–	–	–	–
Equities	4,363	424	(41)	4,746	–	–	–	–
Cash and cash equivalents	108,771	–	–	108,771	130,415	–	–	130,415

	$220,430	$906	$(393)	$220,943	$147,922	$664	$–	$148,586

The fair value of the Company’s insurance subsidiary investments at December 31, 2003 by expected maturity date follows (in thousands):

Fair value
Within one year	$146,325
One to five years	64,602
After five years	10,016

$220,943

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Reorganized Company			Predecessor Company
	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Interest income	$4,252	$3,988	$3,879	$1,251
Net premium and discount amortization	(763)	(256)	(37)	(5)
Net gain on sale of investments	27	77	16	5
Investment expenses	(114)	(25)	(9)	(1)

	$3,402	$3,784	$3,849	$1,250

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	Reorganized Company
	2003	2002
Credit Facility due 2006 (prime plus 3% or LIBOR plus 4%)	$–	$–
Senior Secured Notes due 2008 (effective floating rate 4.9%)	100,500	160,500
Present value rent obligation to Ventas (see note 2)	41,921	–
Other	1,508	1,766

Total debt, average life of 6 years (weighted average rate 6.8%)	143,929	162,266
Amounts due within one year	(4,532)	(258)

Long-term debt	$139,397	$162,008

In April 2002, the Company amended the terms of the Credit Facility and Senior Secured Notes. The more significant changes to these agreements allowed the Company to make acquisitions and investments in healthcare facilities up to an aggregate amount of $130 million compared to $30 million before the amendments. In addition, the amendments allowed the Company to borrow up to $45 million under the Credit Facility to finance future acquisitions and investments in healthcare facilities. The amount of credit under the Credit Facility, which was reduced to $75 million in connection with the Company’s equity offering in the fourth quarter of 2001, was restored to the $120 million level that was in effect prior to the offering. The amendments also allowed the Company to pay cash dividends or repurchase its common stock in limited amounts based upon certain annual liquidity calculations. Finally, the Company agreed to certain revised financial covenants. Other material terms of these agreements, including maturities, repayment terms and rates of interest, were unchanged.

In August 2002, the Company amended the terms of the Credit Facility and Senior Secured Notes to allow for the repurchase of up to $35 million of the Company’s common stock. As part of these amendments, the Company prepaid $50 million of the Senior Secured Notes. The amendments also allowed for a $10 million increase in the Company’s annual capital expenditure limits beginning in fiscal 2003. The Company also agreed to certain revised financial covenants. Other material terms of these agreements, including maturities, repayment terms and rates of interest, were unchanged.

In March 2003, the Company amended certain financial covenants for periods after December 31, 2002 under the Credit Facility and the Senior Secured Notes. These amendments reflected the estimated future financial impact of certain nursing center Medicare reimbursement reductions that became effective on October 1, 2002 and expected significant increases in professional liability costs. In connection with the amendments, the previous amendments (as discussed above) allowing the Company to repurchase its common stock, pay limited dividends and increase annual capital expenditures beginning in fiscal 2003 were rescinded. In addition, the amount of allowable acquisitions and investments in healthcare facilities was reduced to $50 million from $130 million. As of December 31, 2003, the Company had expended approximately $32 million in allowable acquisitions and investments in healthcare facilities. Other material terms of these agreements, including maturities, repayment terms and rates of interest, were unchanged.

In June 2003, the Company amended the Credit Facility and Senior Secured Notes primarily to facilitate the Florida and Texas Divestiture. The amendments provided that the purchase of the facilities from Ventas did not impact the Company’s existing allowances for acquisitions and investments in healthcare facilities. In addition, the amendments to the Master Lease Agreements in connection with the Florida and Texas Divestiture were approved by the lenders. The Company also received lender approval to divest of its 18 Florida and two Texas

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

nursing centers. The amendments further provided for a $60 million repayment of the Senior Secured Notes from the sales proceeds of these nursing centers. The lenders also approved modifications to certain financial covenants. In addition, commitment fees payable under the Credit Facility were increased to 0.75% from 0.50%. Terms related to interest rates on borrowed amounts, repayment terms and maturities were unchanged.

Upon receipt of the sales proceeds from the Florida and Texas Divestiture, the Company prepaid $60 million of the Senior Secured Notes on July 1, 2003.

In November 2003, the Company completed certain waivers to the Credit Facility and Senior Secured Notes. The waivers were necessary to complete the acquisition and resale of the Ventas II Facilities. The waivers do not contain any amendments to the Credit Facility or Senior Secured Notes.

The terms of the Credit Facility and the Senior Secured Notes (inclusive of the amendments discussed above) include certain financial covenants and covenants which limit annual capital expenditures and limit the amount of debt that may be incurred in financing acquisitions. In addition, these agreements restrict the Company’s ability to transfer funds to the parent company or repurchase its common stock and prohibit the payment of cash dividends to stockholders. The Company was in compliance with the terms of the Credit Facility and Senior Secured Notes at December 31, 2003.

Other Information

Interest expense for both the third quarters of 2003 and 2002 included approximately $2 million of gains realized in connection with the prepayment of long-term debt.

Interest expense for the second quarter and fourth quarter of 2001 included approximately $2 million and $5 million, respectively, of gains realized in connection with the prepayment of long-term debt.

The following table summarizes scheduled maturities of long-term debt for the years 2004 through 2008:

	Ventas debt obligation			Senior Secured Notes	Other	Total
	Principal	Interest	Total
2004	$4,468	$4,314	$8,782	$–	$64	$8,846
2005	5,311	3,778	9,089	–	70	9,159
2006	6,264	3,143	9,407	–	76	9,483
2007	7,338	2,399	9,737	–	83	9,820
2008	5,660	1,646	7,306	100,500	90	107,896

The estimated fair value of the Company’s long-term debt was $144 million and $158 million at December 31, 2003 and 2002, respectively, compared to carrying amounts aggregating $144 million and $162 million, respectively.

In connection with the bankruptcy, the Company entered into a $100 million debtor-in-possession financing agreement (the “DIP Financing”). The DIP Financing was initially comprised of a $75 million tranche A revolving loan and a $25 million tranche B revolving loan. Interest was payable at prime plus 2 1/2% on the tranche A loan and prime plus 4  1/2% on the tranche B loan. The DIP Financing was terminated on the Effective Date.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2004	$178,428	$53,758	$232,186
2005	178,428	52,293	230,721
2006	178,428	47,863	226,291
2007	178,428	41,578	220,006
2008	146,012	39,628	185,640
Thereafter	287,889	131,261	419,150

NOTE 18 – CONTINGENCIES

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 9 and 14.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $7 million at December 31, 2003.

Income taxes–The Internal Revenue Service is conducting its examination of the Company’s 2000 and 2001 federal income tax returns.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 24.

Ventas indemnification–In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to hold Ventas harmless from all claims against Ventas arising from third party leases and guarantee arrangements entered into before the Spin-off. Under the Plan of Reorganization, the Company agreed to continue to fulfill the Company’s indemnification obligations arising from the Spin-off.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – CONTINGENCIES (Continued)

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

NOTE 19 – CAPITAL STOCK

In April 2002, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 39,000,000 to 175,000,000. The stockholders also approved an additional 1,200,000 shares of common stock that could be issued under the Company’s incentive compensation plans.

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

Plan Descriptions

Since its emergence from bankruptcy, the Company has adopted plans under which restricted stock awards and options to purchase Kindred common stock may be granted to officers, directors and key employees. Shares authorized under these plans aggregated 3.4 million at December 31, 2003 and 2002 and 2.2 million at December 31, 2001. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant.

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

During 2003, the Company granted 273,597 shares of restricted stock which will vest over a three-year period from the date of grant.

Unearned compensation under the restricted stock and discounted stock option awards is amortized over the vesting period. Compensation expense related to these awards approximated $5.8 million for 2003, $6.8 million for 2002 and $6.7 million for the nine months ended December 31, 2001.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CAPITAL STOCK (Continued)

Plan Descriptions (Continued)

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Predecessor Company:
Balances, December 31, 2000	6,229,613	$0.08 to $15.09	$5.07
Canceled or expired	(563,547)	3.81 to 9.80	5.22
Elimination of stock options in connection with the Plan of Reorganization	(5,666,066)	0.08 to 15.09	5.06

Reorganized Company:
Balances, April 1, 2001	–
Granted	1,066,900	32.00 to 59.00	34.13
Canceled	(96,800)	32.00 to 59.00	33.87

Balances, December 31, 2001	970,100	32.00 to 59.00	34.15
Granted	543,000	12.77 to 52.00	32.72
Exercised	(4,967)	32.00	32.00
Canceled	(139,532)	31.81 to 59.00	36.46

Balances, December 31, 2002	1,368,601	12.77 to 59.00	33.36
Granted	579,778	13.58 to 50.34	24.97
Exercised	(249,067)	12.77 to 38.14	31.64
Canceled	(209,308)	12.77 to 59.00	32.52

Balances, December 31, 2003	1,490,004	$12.77 to $59.00	$30.50

A summary of stock options outstanding at December 31, 2003 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2003	Weighted average exercise price
$12.77 to $22.07	501,896	9 years	$20.87	9,200	$16.21
$31.81 to $40.00	895,933	6 years	33.70	287,293	32.74
$45.60 to $59.00	92,175	8 years	51.81	32,899	52.70

	1,490,004	8 years	30.50	329,392	34.28

Shares of Kindred common stock available for future grants were 784,049, 1,426,432 and 629,900 at December 31, 2003, 2002 and 2001, respectively.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – CAPITAL STOCK (Continued)

Statement No. 123 Data (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 is included in Note 1. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.63% for 2003, 4.30% for 2002 and 4.59% for 2001; no dividend yield; expected term of seven years; and volatility factors of the expected market price of the common stock of .61 for 2003, .47 for 2002 and .43 for 2001.

A Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can affect materially the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair value of options granted during 2003 and 2002 under a Black-Scholes valuation model was $15.91 and $17.36, respectively, for options with an exercise price equal to the market price on the date of grant. The weighted average fair value of options granted during 2001 under a Black-Scholes valuation model was $17.64 for options issued with an exercise price less than the market price on the date of grant and $28.08 for options with an exercise price equal to the market price on the date of grant.

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $10.2 million for 2003, $11.2 million for 2002, $7.5 million for the nine months ended December 31, 2001 and $2.8 million for the three months ended March 31, 2001. Amounts equal to retirement plan expense are funded annually.

The Company also maintained a supplemental executive retirement plan covering certain current and former officers under which benefits were determined based primarily upon participants’ compensation and length of service with the Company. The cost of the plan aggregated $520,000 for 2003, $287,000 for 2002, $155,000 for the nine months ended December 31, 2001 and $56,000 for the three months ended March 31, 2001. The plan was terminated in February 2001.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	Reorganized Company
	2003	2002
Patient accounts	$38,169	$37,318
Taxes other than income	23,113	26,280
Accrued reorganization items	7,179	9,567
Other	19,872	31,509

	$88,333	$104,674

NOTE 22 – RELATED PARTY TRANSACTIONS

Pursuant to the Plan of Reorganization, the Company issued to certain claimholders in exchange for their claims an aggregate of (1) $300 million of Senior Secured Notes, (2) 15,000,000 shares of the Company’s common stock, (3) 2,000,000 Series A warrants, and (4) 5,000,000 Series B warrants. Each of the Series A warrants and the Series B warrants has a five-year term with an exercise price of $30.00 and $33.33 per share, respectively. As a result of the exchange described above, the holders of certain claims acquired control of the Company and the holders of the Company’s former common stock relinquished control.

In connection with the Plan of Reorganization, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Appaloosa Management L.P. (“Appaloosa”), Franklin Mutual Advisers, LLC (“Franklin”), Goldman, Sachs & Co. and Ventas Realty, Limited Partnership (collectively, the “Rights Holders”). Appaloosa and Ventas were the beneficial holders of 5% or more of the Company’s common stock during 2003. Franklin is currently a beneficial holder of 5% or more of the Company’s common stock. Mr. David A. Tepper, a former director of the Company, is the President and general partner of Appaloosa. Mr. James Bolin, a former director of the Company, was the Vice President and Secretary of Appaloosa until October 2002. Mr. Michael J. Embler, a director of the Company, is an officer of Franklin.

The Registration Rights Agreement required the Company to use its reasonable best efforts to file, cause to be declared effective and keep effective for at least two years or until all of the Rights Holders’ shares of the Company’s common stock or Warrants are sold, a “shelf” registration statement covering sales of such Rights Holders’ shares of the Company’s common stock and Warrants or, in the case of Ventas, the distribution of some or all of the shares of the Company’s common stock that it owns to the Ventas stockholders. The Company filed the shelf registration statement on Form S-3 with the SEC on September 19, 2001. The shelf registration statement became effective on November 7, 2001.

The Registration Rights Agreement also provided that, subject to certain limitations, each Rights Holder had the right to demand that the Company register all or a part of its common stock and Warrants acquired by that Rights Holder pursuant to the Plan of Reorganization, provided that the estimated market value of the Company’s common stock and Warrants to be registered was at least $10 million in the aggregate or not less than 5% of the Company’s common stock and Warrants. The Company is required to use its reasonable best efforts to effect any such registration. Such registrations were at the Company’s expense, subject to certain exceptions.

In addition, under the Registration Rights Agreement, the Rights Holders had certain rights to require the Company to include in any registration statement that the Company filed with respect to any offering of equity securities (whether for the Company’s own account or for the account of any holders of the Company’s securities) such amount of the Company’s common stock and Warrants as were requested by the Rights Holder to be included in the registration statement, subject to certain exceptions. Such registrations would have been at the Company’s expense, subject to certain exceptions.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Pursuant to Amendment No. 1 to the Registration Rights Agreement, dated as of August 13, 2001, the parties to the Registration Rights Agreement agreed to extend the deadline for the Company to file a “shelf” registration statement from 120 days to 150 days after the Effective Date. As noted above, the Company filed a shelf registration statement with the SEC on September 19, 2001, and the shelf registration statement was declared effective on November 7, 2001.

Pursuant to Amendment No. 2 to the Registration Rights Agreement, dated as of October 22, 2001, the parties to the Registration Rights Agreement agreed to an exception to certain restrictions in the Registration Rights Agreement to allow Ventas to distribute up to 350,000 shares of the Company’s common stock that it owned to its stockholders on or after December 24, 2001.

The Registration Rights Agreement expired by its terms during the third quarter of 2003.

In connection with the Plan of Reorganization, the Company also entered into and assumed several agreements with Ventas, including the amended and restated Master Lease Agreements. The Company also assumed and agreed to continue to perform the Company’s obligations under various agreements (the “Spin-off Agreements”) entered into at the time of the Spin-off. In 2003, the Company acquired several of the properties leased from Ventas and agreed to certain amendments to the Master Lease Agreements in connection with these purchase transactions. Descriptions of these agreements and the transactions with Ventas are summarized below.

Master Lease Agreements and Related Transactions During 2003

Under the Plan of Reorganization, the Company assumed its original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, the Company’s aggregate lease obligations remain unchanged. Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing. The CMBS Lease is in substantially the same form as the other Master Leases with certain modifications requested by Ventas’s lender and required to be made by the Company pursuant to the Master Leases.

The Master Leases and the CMBS Lease are referred to collectively as the “Master Lease Agreements.”

During 2003, the Company acquired for resale 26 facilities formerly leased from Ventas under the Master Lease Agreements. On June 30, 2003, the Company acquired 15 Florida nursing centers and one Texas nursing center from Ventas for approximately $60 million and a $4 million lease termination fee. In addition, the Company amended the Master Lease Agreements to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements. The annual rent of approximately $9 million on these 16 acquired facilities terminated upon the closing of the purchase transaction.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in the accompanying consolidated balance sheet. During 2003, the Company paid $2.0 million of principal and $2.3 million of interest to Ventas under this arrangement.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Master Lease Agreements and Related Transactions During 2003 (Continued)

On December 11, 2003, the Company acquired an additional eight nursing centers and two hospitals formerly leased from Ventas for $85 million in cash. In connection with this transaction, the Company paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the SEC.

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 6 to 21 leased properties. Other than the CMBS Lease, which has only nursing center properties, each bundle contains both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

At the Company’s option, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. The Company may further extend the term for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based on the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Rental Amounts and Escalators (Continued)

From the effective date of the Master Lease Agreements through April 30, 2004, base rent will equal the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by the Company currently is $178.4 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash will escalate at an annual rate of 3 1/2% over the prior period base rent if certain revenue parameters are obtained. The Company paid rents to Ventas (including amounts classified as discontinued operations) approximating $185.7 for the year ended December 31, 2003, $184.3 million for the year ended December 31, 2002, $135.6 million for the nine months ended December 31, 2001 and $45.4 million for the three months ended March 31, 2001.

Beginning May 1, 2004, each Master Lease Agreement provides for rent escalation if the patient revenues for the leased properties meet certain revenue criteria measured on a calendar year basis. As such, the annual aggregate base rent will escalate at an annual rate of 3 1/2%. As a result of the amendments to the Master Lease Agreements entered into in connection with the 2003 transactions with Ventas, the annual rent escalators will be payable in cash.

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

Use of the Leased Property

The Master Lease Agreements require that the Company utilize the leased properties solely for the provision of healthcare services and related uses and as Ventas may otherwise consent. The Company is responsible for maintaining or causing to be maintained all licenses, certificates and permits necessary for the leased properties to comply with various healthcare and other regulations. The Company also is obligated to operate continuously each leased property as a provider of healthcare services.

Events of Default

Under each Master Lease Agreement, an “Event of Default” will be deemed to occur if, among other things:

•	the Company fails to pay rent or other amounts within five days after notice,

•	the Company fails to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

•	certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code,

•	an event of default arises from the Company’s failure to pay principal or interest on its Senior Secured Notes or any other indebtedness exceeding $50 million,

•	the maturity of the Senior Secured Notes or any other indebtedness exceeding $50 million is accelerated,

•	the Company ceases to operate any leased property as a provider of healthcare services for a period of 30 days,

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Events of Default (Continued)

•	a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

•	the Company or its subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,

•	the Company fails to maintain insurance,

•	the Company creates or allows to remain certain liens,

•	the Company breaches any material representation or warranty,

•	a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if the Company has voluntarily “banked” licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a “licensed bed event of default”),

•	Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a “Medicare/Medicaid event of default”),

•	the Company becomes subject to regulatory sanctions as determined by a final unappealable determination and fails to cure such regulatory sanctions within the specified cure period for any facility,

•	the Company fails to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

•	the Company fails to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

Remedies for an Event of Default

Except as noted below, upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1)    after not less than ten days’ notice to the Company, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that the Company pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)    without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with the Company remaining liable under such Master Lease Agreement for all obligations to be performed by the Company thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)    seek any and all other rights and remedies available under law or in equity.

In addition to the remedies noted above, under the Master Lease Agreements, Ventas may, in the case of a facility-specific event of default, terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Remedies for an Event of Default (Continued)

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

In addition, each Master Lease Agreement allows the Company to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas’s consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke an authorization necessary to operate such leased property or (ii) the Company cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, the Company will not be released from its obligations under the applicable Master Lease Agreement.

Subject to certain exclusions, the Company must pay to Ventas 80% of any consideration received by the Company on account of an assignment and 80% (50% in the case of existing subleases) of sublease rent payments (approximately equal to revenue net of specified allowed expenses attributable to a sublease, and specifically defined in the Master Lease Agreements), provided that Ventas’s right to such payments will be subordinate to that of the Company’s lenders.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Assignment and Subletting (Continued)

Ventas will have the right to approve the purchaser at a foreclosure of one or more of the Company’s leasehold mortgages by the Company’s lenders. Such approval will not be unreasonably withheld so long as such purchaser is creditworthy, reputable and has four years experience in operating healthcare facilities. Any dispute regarding whether Ventas has unreasonably withheld its consent to such purchaser will be subject to expedited arbitration.

Spin-off Agreements and other Arrangements under the Plan of Reorganization with Ventas

In order to govern certain of the relationships between Ventas and the Company after the Spin-off and to provide mechanisms for an orderly transition, the Company entered into the Spin-off Agreements with Ventas at the time of the Spin-off. Except as noted below, the following agreements between Ventas and the Company were assumed by the Company and certain of these agreements were simultaneously amended in accordance with the terms of the Plan of Reorganization.

Tax Allocation Agreement and Tax Refund Escrow Agreement

The Tax Allocation Agreement, entered into at the time of the Spin-off, was assumed by the Company under the Plan of Reorganization and then amended and supplemented by the Tax Refund Escrow Agreement. Both of these agreements are described below.

The Tax Allocation Agreement provides that the Company will be liable for, and will hold Ventas harmless from and against, (1) any taxes of Kindred and its then subsidiaries (the “Kindred Group”) for periods after the Spin-off, (2) any taxes of Ventas and its then subsidiaries (the “Ventas Group”) or the Kindred Group for periods prior to the Spin-off (other than taxes associated with the Spin-off) with respect to the portion of such taxes attributable to assets owned by the Kindred Group immediately after completion of the Spin-off and (3) any taxes attributable to the Spin-off to the extent that the Company derives certain tax benefits as a result of the payment of such taxes. Under the Tax Allocation Agreement, the Company would be entitled to any refund or credit in respect of taxes owed or paid by the Company under (1), (2) or (3) above. The Company’s liability for taxes for purposes of the Tax Allocation Agreement would be measured by Ventas’s actual liability for taxes after applying certain tax benefits otherwise available to Ventas other than tax benefits that Ventas in good faith determines would actually offset tax liabilities of Ventas in other taxable years or periods. Any right to a refund for purposes of the Tax Allocation Agreement would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of Ventas.

Under the Tax Allocation Agreement, Ventas would be liable for, and would hold the Company harmless against, any taxes imposed on the Ventas Group or the Kindred Group other than taxes for which the Kindred Group is liable as described in the above paragraph. Ventas would be entitled to any refund or credit for taxes owed or paid by Ventas as described in this paragraph. Ventas’s liability for taxes for purposes of the Tax Allocation Agreement would be measured by the Kindred Group’s actual liability for taxes after applying certain tax benefits otherwise available to the Kindred Group other than tax benefits that the Kindred Group in good faith determines would actually offset tax liabilities of the Kindred Group in other taxable years or periods. Any right to a refund would be measured by the actual refund or credit attributable to the adjustment without regard to offsetting tax attributes of the Kindred Group.

On the Effective Date, the Company entered into the Tax Refund Escrow Agreement with Ventas governing the Company’s and Ventas’s relative entitlement to certain tax refunds received on or after September 13, 1999

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

Tax Allocation Agreement and Tax Refund Escrow Agreement (Continued)

by Ventas or the Company for the tax periods prior to and including the Spin-off that each has received or may receive in the future. The Tax Refund Escrow Agreement amends and supplements the Tax Allocation Agreement. Under the terms of the Tax Refund Escrow Agreement, refunds (“Subject Refunds”) received on or after September 13, 1999 by either Ventas or the Company with respect to federal, state or local income, gross receipts, windfall profits, transfer, duty, value-added, property, franchise, license, excise, sales and use, capital, employment, withholding, payroll, occupational or similar business taxes (including interest, penalties and additions to tax, but excluding certain refunds), for taxable periods ending on or prior to May 1, 1998 (“Subject Taxes”) were deposited into an escrow account with a third party escrow agent on the Effective Date.

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

The Tax Refund Escrow Agreement provides generally that the Company and Ventas waive their respective rights under the Tax Allocation Agreement to make claims against each other with respect to Subject Taxes satisfied by the escrow funds, notwithstanding the indemnification provisions of the Tax Allocation Agreement. To the extent that the escrow funds are insufficient to satisfy all liabilities for Subject Taxes that are finally determined to be due (such excess amount, “Excess Taxes”), the relative liability of Ventas and Kindred to pay such Excess Taxes shall be determined as provided in the Tax Refund Escrow Agreement. Disputes under the Tax Refund Escrow Agreement, and the determination of the relative liability of Ventas and Kindred to pay Excess Taxes, if any, are governed by the arbitration provision of the Tax Allocation Agreement.

Interest earned on the escrow funds or included in refund amounts received from governmental authorities will be distributed equally to Ventas and the Company on an annual basis. For the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, the Company recorded approximately $50,000, $261,000 and $368,000, respectively, of interest income related to the escrow funds. Any escrow funds remaining in the escrow account after no further claims may be made by governmental authorities with respect to Subject Taxes or Subject Refunds (because of the expiration of statutes of limitation or otherwise) will be distributed equally to Ventas and the Company.

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

NOTE 22 – RELATED PARTY TRANSACTIONS (Continued)

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

Other Related Party Transactions

Dr. Thomas P. Cooper, a director of the Company, is the Chairman, Chief Executive Officer and a shareholder of Vericare, Inc. (“Vericare”). Vericare has contracts to provide mental health services to 15 skilled nursing facilities operated by the Company. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. The Company does not pay Vericare for these services nor does Vericare make any payments to the Company related to these services.

The son of Edward L. Kuntz, the Company’s Executive Chairman and former Chief Executive Officer, has been employed by the firm of Reed Smith LLP since October 2002. The Company paid approximately $756,000 for legal services rendered by the law firm of Reed Smith LLP during 2003. The fees paid to Reed Smith represent approximately 2.3% of the legal fees paid by the Company in 2003. It is anticipated that Reed Smith will provide legal services to the Company in 2004.

NOTE 23 – FAIR VALUE DATA

A summary of fair value data at December 31 follows (in thousands):

	Reorganized Company
	2003		2002
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$66,524	$66,524	$244,070	$244,070
Cash–restricted	7,339	7,339	7,908	7,908
Insurance subsidiary investments	220,943	220,943	148,586	148,586
Tax refund escrow investments	742	742	14,383	14,383
Long-term debt, including amounts due within one year	143,929	144,021	162,266	158,306

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiffs’ failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. The court has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002, in the United States District Court for the Western District of Kentucky, Louisville Division. The complaint alleges that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaint further alleges that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. The suit seeks an unspecified amount of monetary damages plus interest, reasonable attorneys’ fees and other costs, and any other equitable, injunctive or other relief that the court deems just and proper. After October 16, 2002, several other purported class action complaints, which assert essentially similar allegations as those contained in the Massachusetts State Carpenters Pension Fund complaint discussed above, also were filed against the same

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LITIGATION (Continued)

defendants in the United States District Court for the Western District of Kentucky, Louisville Division, including but not limited to the cases entitled Mark Ramsdell v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-625-R; Paula Hillenbrand v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-654-R; Marilyn Buck v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-732-S; and Eastside Holdings Ltd. v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-617-H. All of these actions were consolidated by the District Court. In May 2003, the defendants filed a motion to dismiss the consolidated lawsuits, and on January 9, 2004, the District Court granted that motion with prejudice. The plaintiffs did not appeal the District Court’s dismissal, which became final on February 12, 2004 when the appeal period expired.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the U.S. District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win derivative actions. The federal and state derivative complaints, which recite purported facts substantially similar to those set forth in the Massachusetts State Carpenters Pension Fund putative class action and the other securities fraud class actions discussed above, attempt to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaints allege that each of the individual defendants knew that the price of the Company’s common stock would dramatically decrease when the Company’s inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of the Company’s common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suits seek to impose a constructive trust in favor of the Company for the amount of profits each of the individual defendants or their firms may have received from their November 2001 sales of the Company’s common stock, as well as attorneys’ fees and other expenses. The Company believes that the allegations in the complaints are without merit and intends to defend these actions vigorously.

The Company was previously informed by the Kentucky Attorney General’s Office that the Company and certain of its present and former officers and employees are the subject of several investigations into care issues at the Company’s Kentucky-based nursing facilities that could lead to civil and/or criminal charges against the Company and/or the individual officers and employees. Subsequently, the Company was informed that the Kentucky Attorney General’s Office had transferred these investigations to the Fayette County, Kentucky prosecutor as a special prosecutor with statewide jurisdiction. On February 10, 2004, the Company announced a civil settlement with the Kentucky Attorney General’s Office to resolve all issues associated with these investigations on terms which were not material to the Company’s consolidated financial results.

In connection with the Spin-off from Ventas in 1998, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses,

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 – LITIGATION (Continued)

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

The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the DOJ, CMS or other federal and state enforcement and regulatory agencies will not initiate additional investigations related to the Company’s businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations and liquidity. In addition, the litigation and investigations discussed above (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company’s operations.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2003
	First	Second	Third (a)	Fourth (a)
Revenues	$802,158	$813,848	$837,035	$830,978

Net income (loss):
Income from continuing operations	2,511	13,144	18,314	15,485
Discontinued operations, net of income taxes:
Loss from operations	(15,635)	(20,555)	(5,780)	(3,407)
Loss on divestiture of operations	–	(36,019)	(827)	(42,567)
Net income (loss)	(13,124)	(43,430)	11,707	(30,489)

Earnings (loss) per common share:
Basic:
Income from continuing operations	0.14	0.76	1.05	0.88
Discontinued operations:
Loss from operations	(0.90)	(1.18)	(0.33)	(0.19)
Loss on divestiture of operations	–	(2.07)	(0.05)	(2.43)
Net income (loss)	(0.76)	(2.49)	0.67	(1.74)
Diluted:
Income from continuing operations	0.14	0.76	1.04	0.76
Discontinued operations:
Loss from operations	(0.90)	(1.18)	(0.33)	(0.17)
Loss on divestiture of operations	–	(2.07)	(0.04)	(2.09)
Net income (loss)	(0.76)	(2.49)	0.67	(1.50)

Shares used in computing earnings (loss) per common share:
Basic	17,377	17,407	17,443	17,531
Diluted	17,384	17,414	17,572	20,342

Market prices (b):
High	19.30	20.36	37.47	53.68
Low	10.25	10.77	17.50	37.50

	2002
	First	Second	Third (a)	Fourth (a)
Revenues	$748,425	$778,953	$801,102	$792,290

Net income (loss):
Income from continuing operations	20,444	28,931	15,225	20,921
Loss from discontinued operations, net of income taxes	(2,266)	(5,269)	(25,381)	(17,852)
Net income (loss)	18,178	23,662	(10,156)	3,069

Earnings (loss) per common share:
Basic:
Income from continuing operations	1.18	1.67	0.88	1.21
Loss from discontinued operations	(0.13)	(0.31)	(1.46)	(1.03)
Net income (loss)	1.05	1.36	(0.58)	0.18
Diluted:
Income from continuing operations	1.07	1.48	0.83	1.21
Loss from discontinued operations	(0.12)	(0.27)	(1.38)	(1.03)
Net income (loss)	0.95	1.21	(0.55)	0.18

Shares used in computing earnings (loss) per common share:
Basic	17,308	17,345	17,380	17,377
Diluted	19,074	19,554	18,395	17,384

Market prices (b):
High	51.70	49.78	44.44	37.18
Low	35.75	40.38	30.85	10.23

(a)	See note 9 of the notes to consolidated financial statements for a discussion of significant quarterly adjustments.
(b)	Kindred common stock is traded on the Nasdaq National Market under the ticker symbol “KIND.”

KINDRED HEALTHCARE, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,

THE NINE MONTHS ENDED DECEMBER 31, 2001, AND

THE THREE MONTHS ENDED MARCH 31, 2001

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Predecessor Company:
For the three months ended March 31, 2001	$139,445	$6,305	$–	$(23,673)	$122,077

Reorganized Company:
For the nine months ended December 31, 2001	122,077	16,346	136	(29,668)	108,891
Year ended December 31, 2002	108,891	13,551	–	(26,490)	95,952
Year ended December 31, 2003	95,952	29,575	–	(32,124)	93,403

Allowance for loss on assets held for disposition:
Predecessor Company:
For the three months ended March 31, 2001	$24,844	$–	$–	$(8,221)	$16,623

Reorganized Company:
For the nine months ended December 31, 2001	16,623	–	–	(11,510)	5,113
Year ended December 31, 2002	5,113	–	–	(4,408)	705
Year ended December 31, 2003	705	–	–	–	705

Allowance for deferred taxes:
Predecessor Company:
For the three months ended March 31, 2001	$372,221	$685	$–	$(88,478)	$284,428

Reorganized Company:
For the nine months ended December 31, 2001	284,428	–	–	(21,121)	263,307
Year ended December 31, 2002	263,307	–	2,483	(30,929)	234,861
Year ended December 31, 2003	234,861	–	–	(68,348)	166,513