Form 10-Q
period 2004-03-31
KINDRED HEALTHCARE INC
filed 2004-05-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2004
Common stock, $0.25 par value	18,189,328 shares

1 of 39

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2004	2003

Revenues	$871,262	$802,158

Salaries, wages and benefits	492,071	460,752
Supplies	116,733	104,182
Rent	64,459	63,078
Other operating expenses	145,406	146,839
Depreciation	22,046	19,195
Interest expense	3,656	2,888
Investment income	(1,218)	(1,635)

	843,153	795,299

Income from continuing operations before income taxes	28,109	6,859
Provision for income taxes	11,834	4,348

Income from continuing operations	16,275	2,511
Loss from discontinued operations, net of income taxes	(2,435)	(15,635)

Net income (loss)	$13,840	$(13,124)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.46	$0.07
Loss from discontinued operations	(0.07)	(0.45)

Net income (loss)	$0.39	$(0.38)

Diluted:
Income from continuing operations	$0.38	$0.07
Loss from discontinued operations	(0.06)	(0.45)

Net income (loss)	$0.32	$(0.38)

Shares used in computing earnings (loss) per common share:
Basic	35,414	34,755
Diluted	42,721	34,767

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,827	$66,524
Cash – restricted	7,864	7,339
Insurance subsidiary investments	175,710	146,325
Accounts receivable less allowance for loss of $94,160 – March 31 and $93,403 – December 31	475,238	429,304
Inventories	31,135	29,984
Deferred tax assets	89,836	89,836
Assets held for sale	27,360	27,400
Other	54,455	46,375

	879,425	843,087

Property and equipment	688,959	671,850
Accumulated depreciation	(212,963)	(193,310)

	475,996	478,540

Goodwill	31,417	31,417
Insurance subsidiary investments	66,157	74,618
Deferred tax assets	91,991	92,093
Other	63,066	65,659

	$1,608,052	$1,585,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,057	$119,087
Salaries, wages and other compensation	207,004	214,113
Due to third party payors	27,669	31,406
Professional liability risks	71,140	83,725
Other accrued liabilities	83,938	88,333
Income taxes	46,356	36,684
Long-term debt due within one year	4,729	4,532

	559,893	577,880

Long-term debt	154,708	139,397
Professional liability risks	220,714	212,013
Deferred credits and other liabilities	58,974	58,559

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 36,369 shares – March 31 and 36,340 shares – December 31	9,092	9,085
Capital in excess of par value	585,853	585,394
Deferred compensation	(6,296)	(8,040)
Accumulated other comprehensive income	496	348
Retained earnings	24,618	10,778

	613,763	597,565

	$1,608,052	$1,585,414

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$13,840	$(13,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	22,046	20,083
Amortization of deferred compensation costs	1,743	1,253
Provision for doubtful accounts	8,116	6,288
Other	(102)	506
Change in operating assets and liabilities:
Accounts receivable	(54,304)	(53,316)
Inventories and other assets	(9,468)	(6,387)
Accounts payable	(3,184)	(2,998)
Income taxes	9,912	(5,457)
Due to third party payors	(3,737)	3,551
Other accrued liabilities	(9,062)	27,935

Net cash used in operating activities	(24,200)	(21,666)

Cash flows from investing activities:
Purchase of property and equipment	(17,881)	(10,565)
Purchase of insurance subsidiary investments	(9,776)	(30,395)
Sale of insurance subsidiary investments	5,672	2,333
Net change in insurance subsidiary cash and cash equivalents	(16,820)	(71,911)
Net change in other investments	1,777	(4,685)
Other	508	(333)

Net cash used in investing activities	(36,520)	(115,556)

Cash flows from financing activities:
Net change in revolving credit borrowings	16,900	–
Repayment of long-term debt	(1,032)	(112)
Payment of deferred financing costs	–	(1,596)
Issuance of common stock	467	–
Other	(4,312)	(4,967)

Net cash provided by (used in) financing activities	12,023	(6,675)

Change in cash and cash equivalents	(48,697)	(143,897)
Cash and cash equivalents at beginning of period	66,524	244,070

Cash and cash equivalents at end of period	$17,827	$100,173

Supplemental information:
Interest payments	$3,272	$2,835
Income tax payments	398	18

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At March 31, 2004, the Company’s hospital division operated 68 hospitals in 23 states. The Company’s health services division operated 254 nursing centers in 30 states. The Company’s pharmacy division operated an institutional pharmacy business with 30 pharmacies in 19 states. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

During 2003, the Company effected certain strategic transactions to improve its future operating results. These transactions included the divestiture of all of its Florida and Texas nursing center operations, the acquisition for resale of eight additional nursing centers and two hospitals formerly leased from Ventas, Inc. (“Ventas”) and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

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

Stock Split

On April 26, 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The new shares will be distributed on May 27, 2004 to stockholders of record at the close of business on May 10, 2004. Share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been adjusted retroactively to reflect the stock split.

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. The Company has adopted all of the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R did not have an impact on the presentation of the Company’s financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock Option Accounting

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing stock options.

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net income (loss)	$13,840	$(13,124)
Adjustments:
Stock-based compensation expense included in reported net income (loss)	1,743	1,253
Stock-based compensation expense determined under fair value based method	(3,786)	(2,511)

Pro forma net income (loss)	$11,797	$(14,382)

Earnings (loss) per common share:
As reported:
Basic	$0.39	$(0.38)
Diluted	$0.32	$(0.38)
Pro forma:
Basic	$0.33	$(0.41)
Diluted	$0.27	$(0.41)

Comprehensive income

The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Net income (loss)	$13,840	$(13,124)
Net unrealized investment gains (losses), net of taxes	148	(147)

Comprehensive income (loss)	$13,988	$(13,271)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the item discussed in Note 3, all such adjustments are of a normal and recurring nature.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets and liabilities not sold at March 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues	$15,229	$63,251

Salaries, wages and benefits	12,021	40,559
Supplies	802	5,914
Rent	284	5,314
Other operating expenses	6,307	36,001
Depreciation	–	888
Investment income	(226)	(3)

	19,188	88,673

Loss from operations before income taxes	(3,959)	(25,422)
Income tax benefit	(1,524)	(9,787)

Loss from operations	$(2,435)	$(15,635)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2004	2003
Revenues:
Hospital division:
Hospitals	$2,231	$8,993
Ancillary services	(91)	1,760

	2,140	10,753

Health services division	13,121	49,726

Pharmacy division	(32)	2,772

	$15,229	$63,251

Operating income (loss):
Hospital division:
Hospitals	$(2,146)	$(234)
Ancillary services	(186)	180

	(2,332)	(54)

Health services division	(1,642)	(19,369)

Pharmacy division	73	200

	$(3,901)	$(19,223)

Rent:
Hospital division:
Hospitals	$57	$920
Ancillary services	(5)	201

	52	1,121

Health services division	188	4,098

Pharmacy division	44	95

	$284	$5,314

Depreciation:
Hospital division:
Hospitals	$–	$201
Ancillary services	–	119

	–	320

Health services division	–	554

Pharmacy division	–	14

	$–	$888

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	March 31, 2004	December 31, 2003
Current assets:
Property and equipment, net	$26,912	$26,912
Other	448	488

	27,360	27,400
Current liabilities (included in other accrued liabilities)	(1,167)	(1,439)

	$26,193	$25,961

NOTE 3 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2004	2003
Medicare	$391,284	$333,646
Medicaid	267,798	259,066
Private and other	267,005	224,610

	926,087	817,322
Eliminations:
Pharmacy	(18,136)	(15,164)
Rehabilitation	(36,689)	–

	(54,825)	(15,164)

	$871,262	$802,158

In the first quarter of 2004, the Company recorded income of approximately $2 million related to settlements of prior year hospital Medicare cost reports.

NOTE 4 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock.

Share and per share data for all periods presented have been adjusted retroactively to reflect a 2-for-1 stock split (in the form of a 100% stock dividend) declared by the Board of Directors on April 26, 2004.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – EARNINGS PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Earnings (loss):
Income from continuing operations	$16,275	$2,511
Loss from discontinued operations, net of income taxes	(2,435)	(15,635)

Net income (loss)	$13,840	$(13,124)

Shares used in the computation:
Weighted average shares outstanding – basic computation	35,414	34,755
Dilutive effect of warrants, stock options and non-vested restricted stock	7,307	12

Adjusted weighted average shares outstanding – diluted computation	42,721	34,767

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.46	$0.07
Loss from discontinued operations	(0.07)	(0.45)

Net income (loss)	$0.39	$(0.38)

Diluted:
Income from continuing operations	$0.38	$0.07
Loss from discontinued operations	(0.06)	(0.45)

Net income (loss)	$0.32	$(0.38)

NOTE 5 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division primarily operates long-term acute care hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily to long-term care providers. The pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

On January 1, 2004, the Company reorganized its rehabilitation services business by transferring its internal rehabilitation personnel from its nursing centers and consolidating them with its external rehabilitation business (the “Rehabilitation Services Reorganization”). The historical operating results of the Company’s nursing center and rehabilitation services segments have not been restated to conform with the new business alignment.

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The information provided in Note 5 should be read in conjunction with the discussion and analysis contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2004	2003
Revenues:
Hospital division	$348,648	$331,862
Health services division	444,994	410,832
Rehabilitation division	52,699	8,502
Pharmacy division	79,746	66,126

	926,087	817,322
Eliminations:
Pharmacy	(18,136)	(15,164)
Rehabilitation	(36,689)	–

	(54,825)	(15,164)

	$871,262	$802,158

Income from continuing operations:
Operating income (loss):
Hospital division	$80,066	$70,538
Health services division	49,469	43,424
Rehabilitation division	8,519	(959)
Pharmacy division	7,609	6,702
Corporate:
Overhead	(26,834)	(26,713)
Insurance subsidiary	(1,777)	(2,607)

	(28,611)	(29,320)

Operating income	117,052	90,385
Rent	(64,459)	(63,078)
Depreciation	(22,046)	(19,195)
Interest, net	(2,438)	(1,253)

Income from continuing operations before income taxes	28,109	6,859
Provision for income taxes	11,834	4,348

	$16,275	$2,511

Rent:
Hospital division	$22,844	$23,284
Health services division	40,283	39,031
Rehabilitation division	611	69
Pharmacy division	662	630
Corporate	59	64

	$64,459	$63,078

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2004	2003
Depreciation:
Hospital division	$8,464	$7,054
Health services division	6,893	6,373
Rehabilitation division	33	16
Pharmacy division	530	517
Corporate	6,126	5,235

	$22,046	$19,195

Capital expenditures (including discontinued operations):
Hospital division	$5,406	$2,822
Health services division	8,450	3,222
Rehabilitation division	47	51
Pharmacy division	773	616
Corporate:
Information systems	2,651	3,207
Other	554	647

	$17,881	$10,565

	March 31, 2004	December 31, 2003
Assets at end of period:
Hospital division	$544,086	$526,029
Health services division	403,339	379,435
Rehabilitation division	9,340	8,009
Pharmacy division	47,133	43,198
Corporate	604,154	628,743

	$1,608,052	$1,585,414

Goodwill:
Hospital division	$31,417	$31,417

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2004	2003
Professional liability:
Continuing operations	$22,921	$30,812
Discontinued operations	1,368	23,153

Workers compensation:
Continuing operations	$12,569	$11,751
Discontinued operations	533	1,470

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2004			December 31, 2003
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$109,322	$66,388	$175,710	$93,989	$52,336	$146,325
Reinsurance recoverables	991	–	991	896	–	896

	110,313	66,388	176,701	94,885	52,336	147,221
Non-current:
Insurance subsidiary investments	66,157	–	66,157	74,618	–	74,618
Reinsurance recoverables	5,245	–	5,245	5,858	–	5,858
Deposits	6,250	2,228	8,478	7,250	2,222	9,472
Other	8	16	24	9	35	44

	77,660	2,244	79,904	87,735	2,257	89,992

	$187,973	$68,632	$256,605	$182,620	$54,593	$237,213

Liabilities:
Allowance for insurance risks:
Current	$71,140	$16,408	$87,548	$83,725	$14,248	$97,973
Non-current	220,714	49,909	270,623	212,013	49,463	261,476

	$291,854	$66,317	$358,171	$295,738	$63,711	$359,449

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $308 million at March 31, 2004 and $311 million at December 31, 2003.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 7 – CONTINGENCIES

Management continually evaluates contingencies based upon the best available information. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as certain third party reimbursements and deductions that continue to be claimed in current cost reports and tax returns.

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

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $7 million at March 31, 2004.

Income taxes–The Internal Revenue Service is conducting its examination of the Company’s 2000 and 2001 federal income tax returns.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 8.

Ventas indemnification–On May 1, 1998, Ventas completed the spin-off of its healthcare operations to its shareholders through the distribution of the Company’s former common stock (the “Spin-off”). In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any costs or expenses, it may incur arising out of or in connection with such legal proceedings and other actions. The indemnification provided by the Company also covers losses, including costs and expenses, which may arise from any future claims asserted against Ventas based on the former healthcare operations of Ventas. In connection with the Company’s indemnification obligation, the Company assumed the defense of various legal proceedings and other actions. The Company also has agreed to hold Ventas harmless from all claims

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – CONTINGENCIES (Continued)

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

NOTE 8 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

A putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al., Civil Action No. 3:02CV-600-J, was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002, in the United States District Court for

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – LITIGATION (Continued)

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

NOTE 8 – LITIGATION (Continued)

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

The Company is a party to various legal actions (some of which are not insured), and regulatory investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory investigations. In addition, there can be no assurance that the U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies will not initiate additional investigations related to the Company’s businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations and liquidity. In addition, the litigation and investigations discussed above (as well as future litigation and investigations) are expected to consume the time and attention of management and may have a disruptive effect upon the Company’s operations.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, and changes arising from the Medicare prospective payment system for long-term acute care hospitals and the recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to integrate operations of acquired facilities,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims, and

•	the Company’s ability to successfully dispose of unprofitable facilities.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

Many of these factors are beyond the Company’s control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

The business segment data in Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At March 31, 2004, the Company’s hospital division operated 68 hospitals (5,323 licensed beds) in 23 states. The Company’s health services division operated 254 nursing centers (32,812 licensed beds) in 30 states. The Company’s pharmacy division operated an institutional pharmacy business with 30 pharmacies in 19 states. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On January 1, 2004, the Company completed the Rehabilitation Services Reorganization. The historical operating results of the Company’s nursing center and rehabilitation services segments have not been restated to conform with the new business alignment.

During 2003, the Company effected certain strategic transactions to improve its future operating results. These transactions included the divestiture of all of its Florida and Texas nursing center operations, the acquisition for resale of eight additional nursing centers and two hospitals formerly leased from Ventas and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of discontinued operations.

On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The Company believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Revenue recognition

The Company has agreements with third party payors that provide for payments to each of its operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

In the first quarter of 2004, the Company recorded income of approximately $2 million related to settlements of prior year hospital Medicare cost reports. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $8 million and $5 million for the three months ended March 31, 2004 and 2003, respectively.

Allowances for insurance risks

The Company insures a substantial portion of its professional liability and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

professional liability risks recorded in the accompanying unaudited condensed consolidated financial statements aggregated $292 million at March 31, 2004 and $296 million at December 31, 2003. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $308 million at March 31, 2004 and $311 million at December 31, 2003.

During the past two years, the Company has recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into the Company’s limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, the Company funded approximately $5 million into its limited purpose insurance subsidiary in March 2004 and intends to fund an additional $10 million into its limited purpose insurance subsidiary by December 31, 2004 to satisfy fiscal 2003 funding requirements. In March 2003, the Company funded approximately $63 million into its limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2004 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $23 million and $31 million for the three months ended March 31, 2004 and 2003, respectively. While the Company expects that professional liability costs for 2004 may be higher than the costs recorded in 2003, management believes that the annual growth rates for professional liability costs appear to be moderating.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $66 million at March 31, 2004 and $64 million at December 31, 2003. The provision for loss for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million for both the three months ended March 31, 2004 and 2003.

See Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers which could affect materially the realization of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $182 million at March 31, 2004 and December 31, 2003.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by the Company, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with the Plan of Reorganization. Since the Company’s emergence from bankruptcy, goodwill has been reduced by $152 million related primarily to the recognition of pre-reorganization deferred tax assets. After the fresh-start accounting goodwill was eliminated in full in 2003, the excess of approximately $27 million was treated as an increase to capital in excess of par value.

The Company is subject to various income tax audits at the federal and state levels in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.

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

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2003 in connection with the annual impairment test.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 5% to $348 million in the first quarter of 2004 from $332 million in the same period a year ago, primarily as a result of growth in admissions and new hospital development. On a same-store basis, revenues increased 3% compared to the same period a year ago.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

Admissions rose 6% in the first quarter of 2004 compared to the same period a year ago, while patient days declined 6% in the first quarter of 2004 compared to the same period last year. Average length of stay declined to 32 days in the first quarter of 2004 compared to 36 days in the same period a year ago. On a same-store basis, admissions rose 5% in the first quarter of 2004 compared to the same period a year ago, while patient days declined 7% in the first quarter of 2004 compared to the same period a year ago.

Hospital operating income rose 14% to $80 million in the first quarter of 2004 from $70 million in the same period a year ago. Operating margins were 23.0% in the first quarter of 2004 compared to 21.3% in the first quarter of 2003.

Growth in hospital operating income was primarily attributable to growth in admissions, improved labor cost efficiencies and a $2 million favorable Medicare cost report settlement in the first quarter of 2004. Wage and benefit costs (including contract labor) increased 2% to $173 million in the first quarter of 2004 from $169 million in the same period a year ago. Average wage rates rose 3% in the first quarter of 2004 compared to the same period last year, while contract labor costs of $7 million in the first quarter of 2004 were relatively unchanged from the same period a year ago.

Professional liability costs were $6 million in the first quarter of 2004 compared to $7 million in the same period a year ago.

Health Services Division

Revenues increased 8% to $445 million in the first quarter of 2004 compared to $411 million in the same period a year ago. Patient days on both a reported and same-store basis were relatively unchanged in the first quarter of 2004 compared to the first quarter of 2003. Medicare census increased 9% in the first quarter of 2004 compared to the same period a year ago, while Medicaid and private census both declined 1% in the first quarter of 2004 compared to the same period a year ago.

Aggregate revenues per patient day increased 8% in the first quarter of 2004 compared to the same period in 2003. Medicare rates grew 10% in the first quarter of 2004 compared to the same period last year primarily as a result of rate adjustments that became effective on October 1, 2003. Medicaid and private rates both grew 4% in the first quarter of 2004 compared to the same period a year ago.

Nursing center operating income increased 14% to $49 million in the first quarter of 2004 compared to $43 million in the first quarter of 2003. Operating margins increased to 11.1% in the first quarter of 2004 compared to 10.6% in the first quarter of 2003.

In connection with the Rehabilitation Services Reorganization, the Company transferred approximately 4,000 employees from its nursing centers to the new rehabilitation division. As a result, nursing center wage and benefit costs (including contract labor) declined 3% to $242 million in the first quarter of 2004 compared to $251 million for the same period a year ago. In addition, average hourly wage rates declined 1% in the first quarter of 2004 compared to the same period a year ago, while employee benefit costs declined 3% for the same time period. Intercompany charges for rehabilitation services provided by the rehabilitation division to the Company’s nursing centers in the first quarter of 2004 totaled $37 million.

Professional liability costs totaled $17 million in the first quarter of 2004 compared to $24 million for the same period a year ago. In the first quarter of 2003, the Company recorded approximately $7 million of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

additional professional liability costs in its nursing center business related to changes in estimates of prior year costs.

Rehabilitation Division

Revenues increased to $53 million in the first quarter of 2004 (of which approximately $16 million related to the Company’s non-affiliated customers) from $8 million for the same period a year ago, while operating income totaled $9 million in the first quarter of 2004 compared to operating losses of $1 million in the first quarter of 2003. The increase in revenues and operating income in the first quarter of 2004 was primarily attributable to the Rehabilitation Services Reorganization. Intercompany revenues for services provided to the Company’s nursing centers totaled $37 million in the first quarter of 2004.

Pharmacy Division

Revenues increased 21% to $80 million in the first quarter of 2004 compared to $66 million for the first quarter a year ago. The increased revenues resulted primarily from price increases, increased utilization of higher priced drugs and the growth in the number of non-affiliated customers. At March 31, 2004, the Company provided pharmacy services to nursing facilities containing 63,300 licensed beds, including 28,200 licensed beds that it operates. At March 31, 2003, the Company provided pharmacy services to nursing facilities containing 58,200 licensed beds, including 29,800 licensed beds that it operates.

Pharmacy operating income totaled $8 million in the first quarter of 2004 compared to $7 million in the same period a year ago. Operating margins were 9.5% in the first quarter of 2004 compared to 10.1% for the same period a year ago. The cost of goods sold as a percentage of revenues rose to 64.7% in the first quarter of 2004 compared to 62.4% for the same period a year ago, primarily as a result of Medicaid reimbursement reductions in certain states and competitive customer pricing.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $27 million in the first quarters of both 2004 and 2003. As a percentage of consolidated revenues, corporate overhead totaled 3.1% in the first quarter of 2004 compared to 3.3% for the same period a year ago.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million in the first quarters of both 2004 and 2003.

Capital Costs

Rent expense increased 2% to $64 million in the first quarter of 2004 compared to $63 million for the same period a year ago. A substantial portion of the increase resulted from contractual inflation increases, including those associated with the master lease agreements with Ventas.

Depreciation expense increased 15% to $22 million in the first quarter of 2004 compared to $19 million for the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Interest expense aggregated $4 million in the first quarter of 2004 compared to $3 million for the same period a year ago. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the divestiture of the Company’s Florida and Texas nursing centers bears interest at a rate of 11%.

Investment income related to the Company’s excess cash balances and insurance subsidiary investments totaled $1 million in the first quarter of 2004 compared to $2 million for the same period a year ago.

Consolidated Results

The Company reported income from continuing operations before income taxes of $28 million for the first quarter of 2004 compared to $7 million for the first quarter of 2003. Income from continuing operations in the first quarter of 2004 aggregated $16 million compared to $3 million in the first quarter of 2003.

The effective income tax rate for the first quarter of 2004 was 42.1% as compared to 63.4% in the first quarter of 2003. The lower effective income tax rate in the first quarter of 2004 resulted primarily from a higher amount of estimated 2004 annual pretax income at the end of the first quarter of 2004 as compared to the estimated 2003 annual pretax income at the end of the first quarter of 2003.

Discontinued Operations

Net operating losses for discontinued operations decreased to $2 million in the first quarter of 2004 from $16 million in the first quarter of 2003. Professional liability costs in the first quarter of 2004 approximated $1 million compared to $23 million in the first quarter of 2003. See Notes 2 and 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Cash flows used in operations (including discontinued operations) aggregated $24 million for the three months ended March 31, 2004 compared to $22 million for the same period a year ago. Operating cash flows in both periods were negatively impacted by growth in accounts receivable. Collections of accounts receivable are expected to improve in the second quarter of 2004. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program.

Cash and cash equivalents totaled $18 million at March 31, 2004 compared to $67 million at December 31, 2003. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs.

As previously discussed, the Company funded approximately $5 million into its limited purpose insurance subsidiary in March 2004 and intends to fund an additional $10 million into its limited purpose insurance subsidiary by December 31, 2004 to satisfy fiscal 2003 funding requirements. In March 2003, the Company funded approximately $63 million into its limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Long-term debt at March 31, 2004 aggregated $155 million (including $17 million of borrowings under the Company’s revolving credit facility) compared to $139 million at December 31, 2003. The Company expects that operating cash flows in the second and third quarters of 2004 will be sufficient to repay all outstanding revolving credit borrowings at March 31, 2004. Available borrowings under the Company’s revolving credit facility aggregated $84 million at March 31, 2004. The Company was in compliance with the terms of its revolving credit facility and senior secured notes at March 31, 2004.

In November 2003, the Company entered into an agreement to purchase ten unprofitable facilities that were leased from Ventas for $85 million in cash. The Company intends to dispose of these properties as soon as practicable. Proceeds from these transactions are expected to approximate $27 million.

Capital Resources

Capital expenditures totaled $18 million for the three months ended March 31, 2004 compared to $11 million for the three months ended March 31, 2003. Capital expenditures (excluding acquisitions) could approximate $80 million in 2004. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

The Company’s capital expenditure program is financed generally through the use of operating cash flows. At March 31, 2004, the estimated cost to complete and equip construction in progress approximated $16 million.

The terms of the Company’s revolving credit facility and senior secured notes include certain covenants which limit the Company’s annual capital expenditures. In addition, these agreements limit the ability of the Company’s subsidiaries to transfer funds to the parent company and generally prohibit repurchases of common stock and the payment of cash dividends.

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. In recent years, significant cost containment measures enacted by Congress and certain state legislatures have limited the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s long-term acute care hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Most of the Company’s hospitals have been operating under the Medicare prospective payment system since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under the Medicare prospective payment system. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As previously discussed, Medicare reimbursements to the Company’s hospitals are based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control its operating costs. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of the Medicare prospective payment system on its

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

hospital operating results and the Company can make no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can make no assurances that the new system will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, could negatively impact revenues from non-government third party payors.

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

Litigation

The Company is a party to certain material litigation. See Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations (a)

(Unaudited)

(In thousands, except per share amount)

	2003 Quarters				Year	First Quarter 2004
	First	Second	Third	Fourth
Revenues	$802,158	$813,848	$837,035	$830,978	$3,284,019	$871,262

Salaries, wages and benefits	460,752	462,320	469,112	473,263	1,865,447	492,071
Supplies	104,182	104,440	107,701	113,293	429,616	116,733
Rent	63,078	64,215	64,783	64,230	256,306	64,459
Other operating expenses	146,839	140,776	144,368	131,524	563,507	145,406
Depreciation	19,195	19,927	20,407	21,328	80,857	22,046
Interest expense	2,888	2,992	1,054	3,388	10,322	3,656
Investment income	(1,635)	(1,676)	(1,333)	(1,491)	(6,135)	(1,218)

	795,299	792,994	806,092	805,535	3,199,920	843,153

Income from continuing operations before reorganization items and income taxes	6,859	20,854	30,943	25,443	84,099	28,109
Reorganization items	–	–	–	1,010	1,010	–

Income from continuing operations before income taxes	6,859	20,854	30,943	26,453	85,109	28,109
Provision for income taxes	4,348	7,710	12,629	10,968	35,655	11,834

Income from continuing operations	2,511	13,144	18,314	15,485	49,454	16,275
Discontinued operations, net of income taxes:
Loss from operations	(15,635)	(20,555)	(5,780)	(3,407)	(45,377)	(2,435)
Loss on divestiture of operations	–	(36,019)	(827)	(42,567)	(79,413)	–

Net income (loss)	$(13,124)	$(43,430)	$11,707	$(30,489)	$(75,336)	$13,840

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.07	$0.38	$0.53	$0.44	$1.42	$0.46
Discontinued operations:
Loss from operations	(0.45)	(0.59)	(0.17)	(0.10)	(1.30)	(0.07)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.21)	(2.28)	–

Net income (loss)	$(0.38)	$(1.25)	$0.34	$(0.87)	$(2.16)	$0.39

Diluted:
Income from continuing operations	$0.07	$0.38	$0.52	$0.38	$1.41	$0.38
Discontinued operations:
Loss from operations	(0.45)	(0.59)	(0.17)	(0.08)	(1.29)	(0.06)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.05)	(2.27)	–

Net income (loss)	$(0.38)	$(1.25)	$0.33	$(0.75)	$(2.15)	$0.32

Shares used in computing earnings (loss) per common share:
Basic	34,755	34,813	34,885	35,062	34,880	35,414
Diluted	34,767	34,828	35,143	40,685	35,047	42,721

(a)	Share and per share data for all periods presented have been adjusted retroactively to reflect a 2-for-1 stock split to be distributed in May 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2003 Quarters				Year	First Quarter 2004
	First	Second	Third	Fourth

Revenues:
Hospital division	$331,862	$338,360	$341,368	$325,619	$1,337,209	$348,648
Health services division (a)	410,832	416,768	431,978	433,532	1,693,110	444,994
Rehabilitation division (a)	8,502	8,795	12,065	14,121	43,483	52,699
Pharmacy division	66,126	64,850	67,075	74,382	272,433	79,746

	817,322	828,773	852,486	847,654	3,346,235	926,087

Eliminations:
Pharmacy	(15,164)	(14,925)	(15,451)	(16,676)	(62,216)	(18,136)
Rehabilitation (a)	–	–	–	–	–	(36,689)

	(15,164)	(14,925)	(15,451)	(16,676)	(62,216)	(54,825)

	$802,158	$813,848	$837,035	$830,978	$3,284,019	$871,262

Income from continuing operations:
Operating income (loss):
Hospital division	$70,538	$75,455	$87,171	$73,702	$306,866	$80,066
Health services division (a)	43,424	57,235	54,944	64,436	220,039	49,469
Rehabilitation division (a)	(959)	(750)	261	(315)	(1,763)	8,519
Pharmacy division	6,702	6,133	6,150	7,508	26,493	7,609

Corporate:
Overhead	(26,713)	(28,354)	(28,670)	(28,898)	(112,635)	(26,834)
Insurance subsidiary	(2,607)	(3,407)	(4,002)	(3,535)	(13,551)	(1,777)

	(29,320)	(31,761)	(32,672)	(32,433)	(126,186)	(28,611)

	90,385	106,312	115,854	112,898	425,449	117,052

Reorganization items	–	–	–	1,010	1,010	–

Operating income	90,385	106,312	115,854	113,908	426,459	117,052
Rent	(63,078)	(64,215)	(64,783)	(64,230)	(256,306)	(64,459)
Depreciation	(19,195)	(19,927)	(20,407)	(21,328)	(80,857)	(22,046)
Interest, net	(1,253)	(1,316)	279	(1,897)	(4,187)	(2,438)

Income from continuing operations before income taxes	6,859	20,854	30,943	26,453	85,109	28,109
Provision for income taxes	4,348	7,710	12,629	10,968	35,655	11,834

	$2,511	$13,144	$18,314	$15,485	$49,454	$16,275

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2003 Quarters				Year	First Quarter 2004
	First	Second	Third	Fourth
Rent:
Hospital division	$23,284	$23,706	$23,441	$22,753	$93,184	$22,844
Health services division (a)	39,031	39,808	40,459	40,530	159,828	40,283
Rehabilitation division (a)	69	95	123	185	472	611
Pharmacy division	630	547	698	703	2,578	662
Corporate	64	59	62	59	244	59

	$63,078	$64,215	$64,783	$64,230	$256,306	$64,459

Depreciation:
Hospital division	$7,054	$7,450	$7,684	$8,257	$30,445	$8,464
Health services division (a)	6,373	6,569	6,688	6,740	26,370	6,893
Rehabilitation division (a)	16	20	22	25	83	33
Pharmacy division	517	539	561	560	2,177	530
Corporate	5,235	5,349	5,452	5,746	21,782	6,126

	$19,195	$19,927	$20,407	$21,328	$80,857	$22,046

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$2,822	$4,133	$5,773	$13,388	$26,116	$5,406
Health services division (a)	3,222	6,375	9,768	9,804	29,169	8,450
Rehabilitation division (a)	51	47	35	11	144	47
Pharmacy division	616	522	815	2,254	4,207	773
Corporate:
Information systems	3,207	5,992	4,071	8,223	21,493	2,651
Other	647	408	361	1,551	2,967	554

	$10,565	$17,477	$20,823	$35,231	$84,096	$17,881

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				Year	First Quarter 2004
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	63	63	64	66		68
Number of licensed beds	5,076	5,098	5,129	5,219		5,323

Revenue mix % (a):
Medicare	60	59	62	63	61	66
Medicaid	8	8	7	8	8	7
Private and other	32	33	31	29	31	27

Admissions:
Medicare	6,612	6,346	6,053	6,681	25,692	6,900
Medicaid	648	604	670	661	2,583	715
Private and other	1,281	1,322	1,333	1,359	5,295	1,460

	8,541	8,272	8,056	8,701	33,570	9,075

Admissions mix %:
Medicare	77	77	75	77	76	76
Medicaid	8	7	8	7	8	8
Private and other	15	16	17	16	16	16

Patient days:
Medicare	216,266	214,116	193,069	191,904	815,355	207,052
Medicaid	31,764	32,470	31,362	29,488	125,084	27,754
Private and other	56,225	59,339	54,080	52,725	222,369	52,391

	304,255	305,925	278,511	274,117	1,162,808	287,197

Average length of stay:
Medicare	32.7	33.7	31.9	28.7	31.7	30.0
Medicaid	49.0	53.8	46.8	44.6	48.4	38.8
Private and other	43.9	44.9	40.6	38.8	42.0	35.9
Weighted average	35.6	37.0	34.6	31.5	34.6	31.6

Revenues per admission (a):
Medicare	$30,050	$31,594	$35,157	$30,987	$31,878	$33,321
Medicaid	40,547	44,766	36,974	37,825	39,910	33,228
Private and other	83,449	83,830	77,860	68,870	78,395	65,054
Weighted average	38,855	40,904	42,374	37,423	39,833	38,419

Revenues per patient day (a):
Medicare	$919	$936	$1,102	$1,079	$1,004	$1,110
Medicaid	827	833	790	848	824	856
Private and other	1,901	1,868	1,919	1,775	1,867	1,813
Weighted average	1,091	1,106	1,226	1,188	1,150	1,214

Medicare case mix index (discharged patients only)	N/A	N/A	N/A	1.20	N/A	1.26

Average daily census	3,381	3,362	3,027	2,980	3,186	3,156
Occupancy %	69.8	69.0	61.9	59.9	65.1	62.4

(a)	Includes income of $14 million in the third quarter of 2003 and $2 million in the first quarter of 2004 related to certain Medicare reimbursement issues.
N/A	– not available.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				Year	First Quarter 2004
	First	Second	Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	248	248	248	248		247
Managed	7	7	7	7		7

	255	255	255	255		254

Number of licensed beds:
Owned or leased	32,293	32,124	32,118	32,124		32,009
Managed	803	803	803	803		803

	33,096	32,927	32,921	32,927		32,812

Revenue mix %:
Medicare	33	33	32	33	32	36
Medicaid	48	48	50	48	49	46
Private and other	19	19	18	19	19	18

Patient days (excludes managed facilities):
Medicare	398,646	399,150	394,957	397,254	1,590,007	433,162
Medicaid	1,699,726	1,707,907	1,757,580	1,737,615	6,902,828	1,675,706
Private and other	410,378	418,824	422,529	426,890	1,678,621	407,684

	2,508,750	2,525,881	2,575,066	2,561,759	10,171,456	2,516,552

Patient day mix %:
Medicare	16	16	15	15	16	17
Medicaid	68	68	68	68	68	67
Private and other	16	16	17	17	16	16

Revenues per patient day:
Medicare	$338	$342	$344	$364	$347	$372
Medicaid	117	118	123	120	119	121
Private and other	188	189	188	190	189	197
Weighted average	164	165	168	169	167	177

Average daily census	27,875	27,757	27,990	27,845	27,867	27,654
Occupancy %	86.0	85.6	86.8	86.4	86.2	86.0

Rehabilitation data:
Revenue mix %:
Company-operated	N/A	N/A	N/A	N/A	N/A	70
Non-affiliated	N/A	N/A	N/A	N/A	N/A	30

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,804	27,566	27,886	28,280		28,188
Non-affiliated	28,365	28,848	29,507	33,127		35,102

	58,169	56,414	57,393	61,407		63,290

N/A	– not applicable.

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

The Company’s exposure to market risk relates to changes in the prime rate, federal funds rate and the London Interbank Offered Rate which affect the interest paid on certain borrowings.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities									Fair value 3/31/04
	2004	2005	2006		2007	2008		Thereafter	Total

Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$3,447	$5,311	$6,264		$7,338	$5,660		$12,880	$40,900	$40,900
Interest	3,190	3,778	3,143		2,399	1,646		2,376	16,532	–

	6,637	9,089	9,407		9,737	7,306		15,256	57,432	40,900
Other	40	63	67		71	76		820	1,137	1,096

	$6,677	$9,152	$9,474		$9,808	$7,382		$16,076	$58,569	$41,996

Average interest rate	10.9%	10.9%	10.9%		11.0%	10.9%		10.7%
Variable rate	$–	$–	$16,900	(a)	$–	$100,500	(b)	$–	$117,400	$118,154

(a)	Interest is payable, at the Company’s option, at prime (or, if higher, the federal funds rate plus ½%) plus 3% or the London Interbank Offered Rate plus 4%.
(b)	Interest is payable, at the Company’s option, at one, two, three or six month London Interbank Offered Rate plus 4½%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention

ITEM 4.    CONTROLS AND PROCEDURES (Continued)

Evaluation of Disclosure Controls and Procedures (Continued)

or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item  1.    Legal Proceedings

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

PART II.    OTHER INFORMATION (Continued)

Item  1.    Legal Proceedings (Continued)

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

PART II.    OTHER INFORMATION (Continued)

Item  6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated By-Laws of Kindred Healthcare, Inc. Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K:

On March 9, 2004, the Company filed a Current Report on Form 8-K announcing its financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 7, 2004	/s/ PAUL J. DIAZ

Paul J. Diaz President and Chief Executive Officer

Date: May 7, 2004	/s/ RICHARD A. LECHLEITER

Richard A. Lechleiter Senior Vice President and Chief Financial Officer