Form 10-Q
period 2004-06-30
KINDRED HEALTHCARE INC
filed 2004-08-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2004
Common stock, $0.25 par value	36,898,396 shares

1 of 45

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$897,461	$813,848	$1,768,723	$1,616,006

Salaries, wages and benefits	494,154	462,320	986,225	923,072
Supplies	120,563	104,440	237,296	208,622
Rent	65,958	64,215	130,417	127,293
Other operating expenses	150,358	140,776	295,764	287,615
Depreciation	22,612	19,927	44,658	39,122
Interest expense	4,714	2,992	8,370	5,880
Investment income	(1,826)	(1,676)	(3,044)	(3,311)

	856,533	792,994	1,699,686	1,588,293

Income from continuing operations before reorganization items and income taxes	40,928	20,854	69,037	27,713
Reorganization items	(304)	–	(304)	–

Income from continuing operations before income taxes	41,232	20,854	69,341	27,713
Provision for income taxes	17,012	7,710	28,846	12,058

Income from continuing operations	24,220	13,144	40,495	15,655
Discontinued operations, net of income taxes:
Loss from operations	(1,388)	(20,555)	(3,823)	(36,190)
Loss on divestiture of operations	(1,063)	(36,019)	(1,063)	(36,019)

Net income (loss)	$21,769	$(43,430)	$35,609	$(56,554)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.68	$0.38	$1.14	$0.45
Discontinued operations:
Loss from operations	(0.04)	(0.59)	(0.11)	(1.04)
Loss on divestiture of operations	(0.03)	(1.04)	(0.03)	(1.04)

Net income (loss)	$0.61	$(1.25)	$1.00	$(1.63)

Diluted:
Income from continuing operations	$0.58	$0.38	$0.96	$0.45
Discontinued operations:
Loss from operations	(0.03)	(0.59)	(0.09)	(1.04)
Loss on divestiture of operations	(0.03)	(1.04)	(0.03)	(1.04)

Net income (loss)	$0.52	$(1.25)	$0.84	$(1.63)

Shares used in computing earnings (loss) per common share:
Basic	35,536	34,813	35,475	34,784
Diluted	41,913	34,828	42,333	34,798

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$65,069	$66,524
Cash – restricted	6,152	7,339
Insurance subsidiary investments	200,889	146,325
Accounts receivable less allowance for loss of $71,421 – June 30 and $93,403 – December 31	430,804	429,304
Inventories	32,497	29,984
Deferred tax assets	89,836	89,836
Assets held for sale	19,023	27,400
Other	42,160	46,375

	886,430	843,087

Property and equipment	713,020	671,850
Accumulated depreciation	(234,305)	(193,310)

	478,715	478,540

Goodwill	31,417	31,417
Insurance subsidiary investments	55,931	74,618
Deferred tax assets	92,335	92,093
Other	63,307	65,659

	$1,608,135	$1,585,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,157	$119,087
Salaries, wages and other compensation	219,509	214,113
Due to third party payors	15,872	31,406
Professional liability risks	72,729	83,725
Other accrued liabilities	82,730	88,333
Income taxes	59,560	36,684
Long-term debt due within one year	4,938	4,532

	569,495	577,880

Long-term debt	115,984	139,397
Professional liability risks	226,872	212,013
Deferred credits and other liabilities	56,307	58,559

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 36,560 shares – June 30 and 36,340 shares – December 31	9,140	9,085
Capital in excess of par value	588,780	585,394
Deferred compensation	(4,688)	(8,040)
Accumulated other comprehensive income (loss)	(142)	348
Retained earnings	46,387	10,778

	639,477	597,565

	$1,608,135	$1,585,414

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$21,769	$(43,430)	$35,609	$(56,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,613	20,526	44,659	40,609
Amortization of deferred compensation costs	1,535	984	3,278	2,237
Provision for doubtful accounts	5,134	6,678	13,250	12,966
Loss on divestiture of discontinued operations	1,063	36,019	1,063	36,019
Reorganization items	(304)	–	(304)	–
Other	5,040	910	4,938	1,416
Change in operating assets and liabilities:
Accounts receivable	39,247	64,373	(15,057)	11,057
Inventories and other assets	4,221	13,193	(5,247)	6,806
Accounts payable	(1,625)	1,202	(4,809)	(1,796)
Income taxes	13,823	(7,259)	23,735	(12,716)
Due to third party payors	(11,797)	3,104	(15,534)	6,655
Other accrued liabilities	15,543	48,231	6,481	76,166

Net cash provided by operating activities	116,262	144,531	92,062	122,865

Cash flows from investing activities:
Purchase of property and equipment	(17,657)	(17,477)	(35,538)	(28,042)
Acquisition of healthcare facilities	(8,346)	(63,795)	(8,346)	(63,795)
Sale of assets	6,514	7,659	6,884	7,659
Surety bond deposits	4,402	–	4,402	–
Purchase of insurance subsidiary investments	(4,767)	(88,626)	(14,543)	(119,021)
Sale of insurance subsidiary investments	8,209	24,177	13,881	26,510
Net change in insurance subsidiary cash and cash equivalents	(18,395)	63,755	(35,215)	(8,156)
Net change in other investments	2,628	2,645	4,405	(2,040)
Other	236	(1,702)	374	(2,035)

Net cash used in investing activities	(27,176)	(73,364)	(63,696)	(188,920)

Cash flows from financing activities:
Net change in revolving credit borrowings	63,100	–	80,000	–
Repayment of long-term debt	(101,615)	(116)	(102,647)	(228)
Payment of deferred financing costs	(3,355)	(1,276)	(3,355)	(2,872)
Issuance of common stock	3,049	–	3,516	–
Other	(3,023)	189	(7,335)	(4,778)

Net cash used in financing activities	(41,844)	(1,203)	(29,821)	(7,878)

Change in cash and cash equivalents	47,242	69,964	(1,455)	(73,933)
Cash and cash equivalents at beginning of period	17,827	100,173	66,524	244,070

Cash and cash equivalents at end of period	$65,069	$170,137	$65,069	$170,137

Supplemental information:
Interest payments	$3,469	$2,910	$6,741	$5,745
Income tax payments	2,319	2,100	2,717	2,118

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At June 30, 2004, the Company’s hospital division operated 70 hospitals in 24 states. The Company’s health services division operated 252 nursing centers in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 30 pharmacies in 19 states. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

During 2003, the Company effected certain strategic transactions to improve its future operating results. These transactions included the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”), the acquisition for resale of eight additional nursing centers and two hospitals (collectively, the “Ventas II Facilities”) formerly leased from Ventas, Inc. (“Ventas”) and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3.

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

Stock Split

On April 26, 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The new shares were distributed on May 27, 2004 to stockholders of record at the close of business on May 10, 2004. Share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements have been adjusted retroactively to reflect the stock split.

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003),” which replaces FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. The Company has adopted all of the provisions of FIN 46-R as of the first quarter ended March 31, 2004. The adoption of FIN 46-R did not have an impact on the presentation of the Company’s financial position, results of operations or liquidity.

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

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$21,769	$(43,430)	$35,609	$(56,554)
Adjustments:
Stock-based compensation expense included in reported net income (loss)	1,535	984	3,278	2,237
Stock-based compensation determined under fair value based method	(3,424)	(2,063)	(7,210)	(4,574)

Pro forma net income (loss)	$19,880	$(44,509)	$31,677	$(58,891)

Earnings (loss) per common share:
As reported:
Basic	$0.61	$(1.25)	$1.00	$(1.63)
Diluted	$0.52	$(1.25)	$0.84	$(1.63)
Pro forma:
Basic	$0.56	$(1.28)	$0.89	$(1.69)
Diluted	$0.46	$(1.28)	$0.73	$(1.69)

Comprehensive income

The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$21,769	$(43,430)	$35,609	$(56,554)
Net unrealized investment gains (losses), net of taxes	(638)	12	(490)	(135)

Comprehensive income (loss)	$21,131	$(43,418)	$35,119	$(56,689)

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

NOTE 2 – DIVESTITURES

Florida and Texas Divestiture

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DIVESTITURES (Continued)

Florida and Texas Divestiture (Continued)

The Company also completed the divestiture of its two Texas nursing center operations in the second quarter of 2003. The Company terminated the lease with respect to one facility and entered into a lease with a third party to transfer the operations of the other Texas facility acquired from Ventas. In the second quarter of 2004, the Company sold the remaining leased Texas facility to its new operator.

In the second quarter of 2003, the Company recorded a pretax loss of $58.6 million ($36.0 million net of income taxes) in connection with the Florida and Texas Divestiture, calculated as follows (in thousands):

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

Purchase and resale of Ventas II Facilities

In December 2003, the Company completed the acquisition of the Ventas II Facilities. In the second quarter of 2004, the Company sold two of the Ventas II Facilities for approximately $4 million in cash.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Notes 1 and 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. Assets and liabilities not sold at June 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$13,907	$60,680	$29,136	$123,931

Salaries, wages and benefits	9,986	39,803	22,007	80,362
Supplies	810	5,781	1,612	11,695
Rent	222	5,416	506	10,730
Other operating expenses	5,329	42,502	11,636	78,503
Depreciation	1	599	1	1,487
Investment income	(183)	3	(409)	–

	16,165	94,104	35,353	182,777

Loss from operations before income taxes	(2,258)	(33,424)	(6,217)	(58,846)
Income tax benefit	(870)	(12,869)	(2,394)	(22,656)

Loss from operations	(1,388)	(20,555)	(3,823)	(36,190)
Loss on divestiture of operations, net of income taxes	(1,063)	(36,019)	(1,063)	(36,019)

	$(2,451)	$(56,574)	$(4,886)	$(72,209)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Hospital division:
Hospitals	$2,124	$7,694	$4,355	$16,687
Ancillary services	(5)	1,482	(96)	3,242

	2,119	9,176	4,259	19,929

Health services division	11,820	49,154	24,941	98,880

Pharmacy division	(32)	2,350	(64)	5,122

	$13,907	$60,680	$29,136	$123,931

Operating income (loss):
Hospital division:
Hospitals	$(1,016)	$(1,438)	$(3,162)	$(1,672)
Ancillary services	35	(562)	(151)	(382)

	(981)	(2,000)	(3,313)	(2,054)

Health services division	(1,340)	(25,382)	(2,982)	(44,751)

Pharmacy division	103	(24)	176	176

	$(2,218)	$(27,406)	$(6,119)	$(46,629)

Rent:
Hospital division:
Hospitals	$43	$919	$100	$1,839
Ancillary services	(10)	213	(15)	414

	33	1,132	85	2,253

Health services division	186	4,193	374	8,291

Pharmacy division	3	91	47	186

	$222	$5,416	$506	$10,730

Depreciation:
Hospital division:
Hospitals	$–	$208	$–	$409
Ancillary services	–	(39)	–	80

	–	169	–	489

Health services division	1	417	1	971

Pharmacy division	–	13	–	27

	$1	$599	$1	$1,487

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	June 30, 2004	December 31, 2003
Current assets:
Property and equipment, net	$18,638	$26,912
Other	385	488

	19,023	27,400
Current liabilities (included in other accrued liabilities)	(1,068)	(1,439)

	$17,955	$25,961

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

For the second quarter and the six months ended June 30, 2004, the Company recorded income of approximately $3.9 million and $6.1 million, respectively, related to settlements of prior year hospital Medicare cost reports.

Operating results for the second quarter of 2004 included a credit of $5.9 million related to retroactive Medicaid rate increases in North Carolina.

Interest expense in the second quarter of 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit agreements. See Note 9.

Second quarter 2004 pretax income also included $0.6 million of investment income resulting from the recovery of certain surety deposits and a favorable adjustment of $0.3 million related to accrued reorganization costs.

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Medicare	$380,543	$337,062	$771,827	$670,708
Medicaid	298,124	261,817	565,922	520,883
Private and other	273,657	229,894	540,662	454,504

	952,324	828,773	1,878,411	1,646,095
Eliminations:
Pharmacy	(17,717)	(14,925)	(35,853)	(30,089)
Rehabilitation	(37,146)	–	(73,835)	–

	(54,863)	(14,925)	(109,688)	(30,089)

	$897,461	$813,848	$1,768,723	$1,616,006

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of warrants, stock options and non-vested restricted stock.

Share and per share data for all periods presented have been adjusted retroactively to reflect a 2-for-1 stock split (in the form of a 100% stock dividend) distributed on May 27, 2004 to stockholders of record at the close of business on May 10, 2004.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings (loss):
Income from continuing operations	$24,220	$13,144	$40,495	$15,655
Discontinued operations, net of income taxes:
Loss from operations	(1,388)	(20,555)	(3,823)	(36,190)
Loss on divestiture of operations	(1,063)	(36,019)	(1,063)	(36,019)

Net income (loss)	$21,769	$(43,430)	$35,609	$(56,554)

Shares used in the computation:
Weighted average shares outstanding – basic computation	35,536	34,813	35,475	34,784
Dilutive effect of warrants, stock options and non-vested restricted stock	6,377	15	6,858	14

Adjusted weighted average shares outstanding – diluted computation	41,913	34,828	42,333	34,798

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.68	$0.38	$1.14	$0.45
Discontinued operations:
Loss from operations	(0.04)	(0.59)	(0.11)	(1.04)
Loss on divestiture of operations	(0.03)	(1.04)	(0.03)	(1.04)

Net income (loss)	$0.61	$(1.25)	$1.00	$(1.63)

Diluted:
Income from continuing operations	$0.58	$0.38	$0.96	$0.45
Discontinued operations:
Loss from operations	(0.03)	(0.59)	(0.09)	(1.04)
Loss on divestiture of operations	(0.03)	(1.04)	(0.03)	(1.04)

Net income (loss)	$0.52	$(1.25)	$0.84	$(1.63)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA

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

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The information provided in Note 7 should be read in conjunction with the discussion and analysis contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Hospital division	$355,312	$338,360	$703,960	$670,222
Health services division	460,078	416,768	905,072	827,600
Rehabilitation division	52,588	8,795	105,287	17,297
Pharmacy division	84,346	64,850	164,092	130,976

	952,324	828,773	1,878,411	1,646,095
Eliminations:
Pharmacy	(17,717)	(14,925)	(35,853)	(30,089)
Rehabilitation	(37,146)	–	(73,835)	–

	(54,863)	(14,925)	(109,688)	(30,089)

	$897,461	$813,848	$1,768,723	$1,616,006

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations:
Operating income (loss):
Hospital division	$86,483	$75,455	$166,549	$145,993
Health services division	62,489	57,235	111,958	100,659
Rehabilitation division	7,265	(750)	15,784	(1,709)
Pharmacy division	7,729	6,133	15,338	12,835

Corporate:
Overhead	(30,356)	(28,354)	(57,190)	(55,067)
Insurance subsidiary	(1,224)	(3,407)	(3,001)	(6,014)

	(31,580)	(31,761)	(60,191)	(61,081)

	132,386	106,312	249,438	196,697
Reorganization items	304	–	304	–

Operating income	132,690	106,312	249,742	196,697
Rent	(65,958)	(64,215)	(130,417)	(127,293)
Depreciation	(22,612)	(19,927)	(44,658)	(39,122)
Interest, net	(2,888)	(1,316)	(5,326)	(2,569)

Income from continuing operations before income taxes	41,232	20,854	69,341	27,713
Provision for income taxes	17,012	7,710	28,846	12,058

	$24,220	$13,144	$40,495	$15,655

Rent:
Hospital division	$23,529	$23,706	$46,373	$46,990
Health services division	40,874	39,808	81,157	78,839
Rehabilitation division	708	95	1,319	164
Pharmacy division	790	547	1,452	1,177
Corporate	57	59	116	123

	$65,958	$64,215	$130,417	$127,293

Depreciation:
Hospital division	$8,712	$7,450	$17,176	$14,504
Health services division	6,951	6,569	13,844	12,942
Rehabilitation division	37	20	70	36
Pharmacy division	583	539	1,113	1,056
Corporate	6,329	5,349	12,455	10,584

	$22,612	$19,927	$44,658	$39,122

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$5,177	$4,133	$10,583	$6,955
Health services division	6,487	6,375	14,937	9,597
Rehabilitation division	56	47	103	98
Pharmacy division	1,075	522	1,848	1,138
Corporate:
Information systems	4,033	5,992	6,684	9,199
Other	829	408	1,383	1,055

	$17,657	$17,477	$35,538	$28,042

	June 30, 2004	December 31, 2003

Assets at end of period:
Hospital division	$509,762	$526,029
Health services division	391,494	379,435
Rehabilitation division	8,636	8,009
Pharmacy division	50,966	43,198
Corporate	647,277	628,743

	$1,608,135	$1,585,414

Goodwill:
Hospital division	$31,417	$31,417

NOTE 8 – INSURANCE RISKS

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

NOTE 8 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Professional liability:
Continuing operations	$20,580	$20,929	$43,501	$51,741
Discontinued operations	1,337	28,522	2,705	51,675

Workers compensation:
Continuing operations	$12,914	$11,897	$25,483	$23,648
Discontinued operations	589	1,470	1,122	2,940

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2004			December 31, 2003
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$132,946	$67,943	$200,889	$93,989	$52,336	$146,325
Reinsurance recoverables	571	–	571	896	–	896

	133,517	67,943	201,460	94,885	52,336	147,221
Non-current:
Insurance subsidiary investments	55,931	–	55,931	74,618	–	74,618
Reinsurance recoverables	5,349	–	5,349	5,858	–	5,858
Deposits	6,250	2,235	8,485	7,250	2,222	9,472
Other	8	21	29	9	35	44

	67,538	2,256	69,794	87,735	2,257	89,992

	$201,055	$70,199	$271,254	$182,620	$54,593	$237,213

Liabilities:
Allowance for insurance risks:
Current	$72,729	$18,042	$90,771	$83,725	$14,248	$97,973
Non-current	226,872	49,721	276,593	212,013	49,463	261,476

	$299,601	$67,763	$367,364	$295,738	$63,711	$359,449

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $316 million at June 30, 2004 and $311 million at December 31, 2003.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – LONG-TERM DEBT

On June 28, 2004, the Company entered into a five-year $300 million revolving credit facility (the “Credit Facility”) to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the Credit Facility. Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility. At June 30, 2004, the interest rate under the Credit Facility was 4.4%. The Credit Facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million. The Credit Facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. At June 30, 2004, the outstanding balance under the Credit Facility aggregated $80 million.

NOTE 10 – CONTINGENCIES

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 8.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $7 million at June 30, 2004.

Income taxes–The Internal Revenue Service is conducting its examination of the Company’s 2000 and 2001 federal income tax returns.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 11.

Ventas indemnification–On May 1, 1998, Ventas completed the spin-off of its healthcare operations to its shareholders through the distribution of the Company’s former common stock (the “Spin-off”). In connection with the Spin-off, liabilities arising from various legal proceedings and other actions were assumed by the Company and the Company agreed to indemnify Ventas against any losses, including any

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – CONTINGENCIES (Continued)

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

NOTE 11 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LITIGATION (Continued)

recused himself because of a possible conflict of interest. The case was then assigned to another judge, who has not yet ruled on the renewed motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002 in the United States District Court for the Western District of Kentucky, Louisville Division (the “District Court”) and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on June 18, 2004, the Jefferson Circuit Court entered a sua sponte order stating that the Sommerfeld consolidated derivative action would be dismissed within 30 days unless the plaintiffs filed a verified statement showing good cause why that case should not be dismissed. On July 12, 2004, the Sommerfeld plaintiffs’ counsel responded to that sua sponte order. The Sommerfeld consolidated derivative complaint attempts to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaint alleges that each of the individual defendants knew that the price of the Company’s common stock would dramatically decrease when the Company’s inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of the Company’s common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suit seeks to impose a constructive trust in favor of the Company for the amount of profits which each defendant or their firms may have received from their November 2001 sales of the Company’s common stock, as well as attorneys’ fees and other expenses. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LITIGATION (Continued)

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, and changes arising from the Medicare prospective payment system for long-term acute care hospitals and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and potential changes in nursing center Medicare reimbursement resulting from revised resource utilization groupings (“RUGs”) payments,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to successfully pursue its development activities and integrate operations of new facilities,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims, and

•	the Company’s ability to successfully dispose of unprofitable facilities.

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

General

The business segment data in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At June 30, 2004, the Company’s hospital division operated 70 hospitals (5,474 licensed beds) in 24 states. The Company’s health services division operated 252 nursing centers (32,589 licensed beds) in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 30 pharmacies in 19 states. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On January 1, 2004, the Company completed the Rehabilitation Services Reorganization. The historical operating results of the Company’s nursing center and rehabilitation services segments have not been restated to conform with the new business alignment.

During 2003, the Company effected certain strategic transactions to improve its future operating results. These transactions included the Florida and Texas Divestiture on June 30, 2003, the acquisition for resale of the Ventas II Facilities and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

For the second quarter and the six months ended June 30, 2004, the Company recorded income of approximately $4 million and $6 million, respectively, related to settlements of prior year hospital Medicare cost reports. In addition, the Company recorded approximately $6 million of income in the second quarter of 2004 related to retroactive nursing center Medicaid rate increases in North Carolina that were approved in April 2004. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $5 million for the second quarter of both 2004 and 2003 and totaled $13 million and $10 million for the six months ended June 30, 2004 and 2003, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in the accompanying unaudited condensed consolidated balance sheet aggregated $300 million at June 30, 2004 and $296 million at December 31, 2003. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $316 million at June 30, 2004 and $311 million at December 31, 2003.

During the past two years, the Company has recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into the limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, the Company funded approximately $5 million into its limited purpose insurance subsidiary in March 2004 and intends to fund an additional $10 million into its limited purpose insurance subsidiary by December 31, 2004 to satisfy fiscal 2003 funding requirements. In March 2003, the Company funded approximately $63 million into its limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2004 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $21 million for the second quarter of both 2004 and 2003 and $44 million and $52 million for the six months ended June 30, 2004 and 2003, respectively.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $68 million at June 30, 2004 and $64 million at December 31, 2003. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $12 million for the three months ended June 30, 2004 and 2003, respectively, and $25 million and $24 million for the six months ended June 30, 2004 and 2003, respectively.

See Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $182 million at June 30, 2004 and December 31, 2003.

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

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas. The receipt of the $14 million had no impact on the Company’s second quarter 2003 earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

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

Recent Developments

The Company has contracts with non-Kindred short-term acute care and other hospitals to operate long-term acute care hospitals within the host hospital. Under these arrangements, the Company leases space and purchases a limited amount of ancillary services from the host hospital and provides it with the option to discharge a portion of its clinically appropriate patients into the care of the Company’s hospital. These hospitals-in-hospitals (“HIHs”) also receive patients from general short-term acute care hospitals other than the host hospital. At June 30, 2004, the Company operated 59 free-standing hospitals (5,019 licensed beds) and 11 HIHs (455 licensed beds).

On August 2, 2004, CMS announced regulatory changes applicable to long-term acute care hospitals that are operated as an HIH. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural and urban medical centers.

The final rule establishes a four-year transition period. In the first year (beginning for cost reporting periods after October 1, 2004), HIHs are not subject to the Medicare payment limitation as long as the percent of Medicare admissions from the host hospital during the cost reporting period are less than the percentage of Medicare admissions from the host hospital for the fiscal 2004 cost reporting period (the “Base Year Percentage”). In the second year, the admission threshold will be the lesser of (a) the Base Year Percentage or (b) 75%. The third year admission threshold will be the lesser of (a) the Base Year Percentage or (b) 50% and the final year admission threshold will limit Medicare admissions from the host hospital to 25%. For eight of the Company’s HIHs, the first year of transition would not begin until September 1, 2005 because of their respective cost reporting periods.

Patients transferred once they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under the prospective payment system for long-term acute care hospitals (“LTAC PPS”). The final rules allow HIHs that are currently under development to qualify for the four-year transition if the HIH is certified as an acute care hospital before October 1, 2004 and is designated as a long-term acute care hospital before October 1, 2005. HIHs certified after October 1, 2004 will be subject to the 25% admission threshold immediately.

If the HIH’s admissions from the host hospital exceed 25% (or the applicable transition percentages) in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under the prospective payment system for short-term acute care hospitals.

The Company is continuing to evaluate the impact of the final regulations on its operations and is awaiting additional payment instructions to be issued by CMS. At this time, the Company does not believe that the new

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

rules will significantly impact its ongoing operations since only 8% of its existing hospital licensed beds would be subject to the new rules. For the second quarter of 2004, the Company’s HIHs generated revenues of approximately $23 million, operating income of approximately $5 million and pretax income of approximately $2 million. The Company also is considering the impact of the final regulations on its HIH development activities.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 5% to $356 million in the second quarter of 2004 from $338 million in the same period a year ago and 5% to $704 million for the six months ended June 30, 2004 from $670 million in the same period last year. Revenue growth in both periods was a result of growth in admissions and new hospital development. Revenues for the second quarter and six months ended June 30, 2004 included credits of $4 million and $6 million, respectively, related to settlements of prior year Medicare cost reports. On a same-store basis, revenues increased 1% in the second quarter of 2004 and 2% for the six months ended June 30, 2004 compared to the same periods a year ago.

In May 2004, CMS issued final regulations related to the annual update to long-term acute care reimbursement rates for patient discharges after July 1, 2004. These rate increases are expected to approximate 7% to 8% per Medicare admission. The application of the new payment rates to in-house Medicare hospital patients at June 30, 2004 increased second quarter 2004 hospital revenues by approximately $5 million.

Admissions rose 12% in the second quarter of 2004 and 9% for the first six months of 2004 compared to the respective prior year periods. On a same-store basis, admissions increased 5% in both the second quarter and six months ended June 30, 2004 compared to the respective periods in 2003. Declines in patient days in both periods resulted primarily from reduced average length of stay.

Hospital operating income rose 15% to $86 million in the second quarter of 2004 from $76 million in the second quarter of 2003. For the six months ended June 30, 2004, operating income rose 14% to $166 million from $146 million for the same period a year ago. Operating margins were 24.3% in the second quarter of 2004 compared to 22.3% in the second quarter of 2003. For the six months ended June 30, 2004, operating margins were 23.7% compared to 21.8% in the same period last year.

Growth in hospital operating income for the second quarter and six months ended June 30, 2004 was attributable to growth in admissions, improved labor cost efficiencies and settlements of prior year Medicare cost reports. Wage and benefit costs (including contract labor) increased 2% in both the second quarter and six months ended June 30, 2004 compared to the same periods in 2003, while average wage rates increased approximately 3% in each respective period from a year ago. Contract labor costs were relatively unchanged in the second quarter and six months ended June 30, 2004 compared to the same periods in 2003.

Professional liability costs were $5 million in the second quarter of 2004 and $11 million for the six months ended June 30, 2004, relatively unchanged from the same periods in 2003.

Effective July 1, 2004, the Company reorganized substantially all of the operations of its hospital pharmacy and rehabilitation departments by transferring the related personnel and operations to the Company’s pharmacy division and rehabilitation division.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division

Revenues increased 10% to $460 million in the second quarter of 2004 compared to $417 million in the same period a year ago. For the six months ended June 30, 2004, revenues increased 9% to $905 million compared to $828 million in the same period a year ago. Patient days on both a reported and same-store basis declined approximately 1% in the second quarter of 2004 compared to the second quarter of 2003. For the six months ended June 30, 2004, patient days on both a reported and same-store basis were relatively unchanged compared to the same period a year ago. Medicare census increased 2% in the second quarter of 2004 compared to the same period a year ago, while Medicaid and private census declined 1% and 2%, respectively, in the second quarter of 2004 compared to the same period a year ago. For the six months ended June 30, 2004, Medicare census increased 5% compared to the same period a year ago, while Medicaid and private census both declined 1% compared to the same period a year ago.

Aggregate revenues per patient day increased 11% in the second quarter of 2004 compared to the same period in 2003. For the six months ended June 30, 2004, aggregate revenues per patient day increased 10% compared to the same period in 2003. Medicare rates grew 10% in the second quarter and first six months of 2004 compared to the same periods last year, primarily as a result of rate adjustments that became effective on October 1, 2003. Medicaid rates grew 14% in the second quarter of 2004 compared to the same period a year ago and grew 9% for the six months ended June 30, 2004 compared to the same period a year ago. Medicaid rates in the second quarter of 2004 included the benefit of a retroactive Medicaid rate increase in North Carolina. Private rates grew 4% in both the second quarter and first six months of 2004 compared to the same periods a year ago.

Nursing center operating income increased 9% to $63 million in the second quarter of 2004 compared to $58 million in the second quarter of 2003. For the six months ended June 30, 2004, operating income increased 11% to $112 million compared to $101 million for the same period a year ago. Operating margins of 13.6% in the second quarter of 2004 were relatively unchanged from 13.7% in the second quarter of 2003. For the six months ended June 30, 2004, operating margins increased to 12.4% compared to 12.2% for the same period a year ago. The improvement in nursing center operating income for the second quarter and six months ended June 30, 2004 was primarily attributable to favorable reimbursement rates and continued operating efficiencies.

In connection with the Rehabilitation Services Reorganization, the Company transferred approximately 4,000 employees from its nursing centers to the new rehabilitation division. As a result, nursing center wage and benefit costs (including contract labor) declined 4% to $242 million in the second quarter of 2004 compared to $253 million for the same period a year ago. Average hourly wage rates declined 1% in the second quarter and first six months of 2004 compared to the same periods a year ago, while employee benefit costs declined 3% for the same periods. Intercompany charges for rehabilitation services provided by the rehabilitation division to the Company’s nursing centers in the second quarter and six months ended June 30, 2004 totaled $37 million and $74 million, respectively.

Professional liability costs totaled $16 million for the second quarter of both 2004 and 2003. For the six months ended June 30, 2004, professional liability costs totaled $33 million compared to $40 million for the same period a year ago.

Rehabilitation Division

Revenues increased to $52 million in the second quarter of 2004 from $9 million for the same period a year ago, while operating income totaled $7 million in the second quarter of 2004 compared to an operating loss of $1 million in the second quarter of 2003. For the six months ended June 30, 2004, revenues increased to $105 million from $17 million for the same period a year ago, while operating income totaled $16 million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division (Continued)

compared to an operating loss of $2 million for the same period a year ago. The increase in revenues and operating income in the second quarter and first six months of 2004 was primarily attributable to the Rehabilitation Services Reorganization. Intercompany revenues for services provided to the Company’s nursing centers totaled $37 million and $74 million in the second quarter and first six months of 2004, respectively.

Pharmacy Division

Revenues increased 30% to $84 million in the second quarter of 2004 compared to $65 million for the second quarter a year ago. For the six months ended June 30, 2004, revenues increased 25% to $164 million compared to $131 million for the same period a year ago. The increased revenues resulted primarily from growth in the number of non-affiliated customers, price increases and increased utilization of higher priced drugs. At June 30, 2004, the Company provided pharmacy services to nursing facilities containing 64,500 licensed beds, including 28,200 licensed beds that it operates. At June 30, 2003, the Company provided pharmacy services to nursing facilities containing 56,400 licensed beds, including 27,600 licensed beds that it operates.

Pharmacy operating income totaled $7 million in the second quarter of 2004 compared to $6 million in the same period a year ago. For the six months ended June 30, 2004, operating income totaled $15 million compared to $13 million in the same period a year ago. Operating margins were 9.2% in the second quarter of 2004 compared to 9.5% for the same period a year ago. For the six months ended June 30, 2004, operating margins were 9.3% compared to 9.8% for the same period a year ago. The cost of goods sold as a percentage of revenues rose to 65.5% in the second quarter of 2004 compared to 63.0% for the same period a year ago. For the six months ended June 30, 2004, the cost of goods sold as a percentage of revenues rose to 65.1% compared to 62.7% for the same period a year ago. The increase in the cost of goods sold ratio was primarily attributable to Medicaid reimbursement reductions in certain states and competitive customer pricing.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $30 million in the second quarter of 2004 compared to $28 million in the second quarter of 2003. For the six months ended June 30, 2004, corporate overhead aggregated $57 million compared to $55 million for the same period a year ago. As a percentage of consolidated revenues, corporate overhead totaled 3.4% in the second quarter of 2004 compared to 3.5% for the same period a year ago. For the six months ended June 30, 2004, as a percentage of consolidated revenues, corporate overhead totaled 3.2% compared to 3.4% for the same period a year ago.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $1 million in the second quarter of 2004 compared to $4 million in the second quarter of 2003. Corporate expenses included the operating losses of the limited purpose insurance subsidiary of $3 million and $6 million for the six months ended June 30, 2004 and 2003, respectively.

Capital Costs

Rent expense increased 3% to $66 million in the second quarter of 2004 compared to $64 million for the same period a year ago. For the six months ended June 30, 2004, rent expense increased 2% to $130 million compared to $127 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the master lease agreements with Ventas.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Depreciation expense increased 13% to $23 million in the second quarter of 2004 compared to $20 million for the same period a year ago. For the six months ended June 30, 2004, depreciation expense increased 14% to $45 million compared to $39 million for the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense aggregated $4 million in the second quarter of 2004 compared to $3 million for the same period a year ago. Interest expense in the second quarter of 2004 included a pretax charge of approximately $1 million resulting from the refinancing of the Company’s credit agreements. For the six months ended June 30, 2004, interest expense aggregated $8 million compared to $6 million for the same period a year ago. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $2 million in the second quarter of 2004 compared to $1 million for the same period a year ago. Investment income in the second quarter of 2004 included a credit of $0.6 million related to the recovery of certain surety deposits. Investment income totaled $3 million for both the six months ended June 30, 2004 and the same period a year ago.

Consolidated Results

The Company reported income from continuing operations before income taxes of $41 million for the second quarter of 2004 compared to $20 million for the second quarter of 2003. For the six months ended June 30, 2004, income from continuing operations before income taxes aggregated $69 million compared to $27 million for the same period a year ago. Income from continuing operations in the second quarter of 2004 aggregated $24 million compared to $12 million in the second quarter of 2003. For the second quarter of 2003, the income tax provision of $8 million included an income tax benefit of approximately $1 million resulting from a change in estimate of the 2003 annual income tax provision. For the six months ended June 30, 2004, income from continuing operations aggregated $40 million compared to $15 million for the same period a year ago.

Discontinued Operations

Net operating losses for discontinued operations decreased to $1 million in the second quarter of 2004 from $20 million in the second quarter of 2003. For the six months ended June 30, 2004, net operating losses for discontinued operations decreased to $3 million from $36 million for the same period a year ago. Professional liability costs in the second quarter of 2004 totaled $1 million compared to $28 million in the second quarter of 2003. For the six months ended June 30, 2004, professional liability costs totaled $2 million compared to $51 million for the same period last year. See Notes 3 and 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

Net losses associated with the divestiture of discontinued operations totaled approximately $1 million in the second quarter of 2004 and $36 million in the second quarter of 2003.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $92 million for the six months ended June 30, 2004 compared to $123 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity from operations to fund its ongoing capital expenditure program and finance acquisitions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Cash and cash equivalents totaled $65 million at June 30, 2004 compared to $67 million at December 31, 2003. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Credit Facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs. The Company expects that excess cash flows, if any, during the second half of 2004 will be used to fund its ongoing development activities or reduce borrowings under the Credit Facility. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

In June 2004, the Company entered into the Credit Facility to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the Credit Facility. Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility. At June 30, 2004, the interest rate under the Credit Facility was 4.4%. The Credit Facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million. The Credit Facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. At June 30, 2004, the outstanding balance under the Credit Facility aggregated $80 million. The Company was in compliance with the terms of its Credit Facility at June 30, 2004.

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas.

In December 2003, the Company completed the acquisition of the Ventas II Facilities for $85 million in cash. The Company disposed of two Ventas II Facilities for approximately $4 million in the second quarter of 2004. The Company intends to dispose of the remaining properties as soon as practicable. Net proceeds from the sale of the remaining properties are expected to approximate $19 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Capital expenditures totaled $36 million for the six months ended June 30, 2004 compared to $28 million for the six months ended June 30, 2003. Capital expenditures (excluding acquisitions) could approximate $100 million in 2004. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

In the second quarter of 2004, the Company paid $8 million to acquire a hospital. In the second quarter of 2003, the Company paid $64 million to Ventas and incurred certain debt obligations to acquire 15 nursing centers in Florida and one nursing center in Texas.

The Company’s capital expenditure program is financed generally through the use of operating cash flows. At June 30, 2004, the estimated cost to complete and equip construction in progress approximated $18 million.

The terms of the Credit Facility include certain covenants which limit the Company’s annual capital expenditures.

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

Most of the Company’s hospitals have been operating under the Medicare prospective payment system since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under the Medicare prospective payment system. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursement to the Company’s hospitals are based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control its operating costs. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of the Medicare prospective payment system on its hospital operating results and the Company can make no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can make no assurances that the new system will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from non-government third party payors.

Medicare payments to the Company’s nursing centers are based on certain RUGs developed by CMS that provide various levels of reimbursement based on patient acuity. These payment rates could be reduced in the future and may result in a substantial reduction in nursing center revenues and operating margins.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

Management believes that the Company’s operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

Litigation

The Company is a party to certain material litigation. See Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$802,158	$813,848	$837,035	$830,978	$871,262	$897,461

Salaries, wages and benefits	460,752	462,320	469,112	473,263	492,071	494,154
Supplies	104,182	104,440	107,701	113,293	116,733	120,563
Rent	63,078	64,215	64,783	64,230	64,459	65,958
Other operating expenses	146,839	140,776	144,368	131,524	145,406	150,358
Depreciation	19,195	19,927	20,407	21,328	22,046	22,612
Interest expense	2,888	2,992	1,054	3,388	3,656	4,714
Investment income	(1,635)	(1,676)	(1,333)	(1,491)	(1,218)	(1,826)

	795,299	792,994	806,092	805,535	843,153	856,533

Income from continuing operations before reorganization items and income taxes	6,859	20,854	30,943	25,443	28,109	40,928
Reorganization items	–	–	–	(1,010)	–	(304)

Income from continuing operations before income taxes	6,859	20,854	30,943	26,453	28,109	41,232
Provision for income taxes	4,348	7,710	12,629	10,968	11,834	17,012

Income from continuing operations	2,511	13,144	18,314	15,485	16,275	24,220
Discontinued operations, net of income taxes:
Loss from operations	(15,635)	(20,555)	(5,780)	(3,407)	(2,435)	(1,388)
Loss on divestiture of operations	–	(36,019)	(827)	(42,567)	–	(1,063)

Net income (loss)	$(13,124)	$(43,430)	$11,707	$(30,489)	$13,840	$21,769

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.07	$0.38	$0.53	$0.44	$0.46	$0.68
Discontinued operations:
Loss from operations	(0.45)	(0.59)	(0.17)	(0.10)	(0.07)	(0.04)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.21)	–	(0.03)

Net income (loss)	$(0.38)	$(1.25)	$0.34	$(0.87)	$0.39	$0.61

Diluted:
Income from continuing operations	$0.07	$0.38	$0.52	$0.38	$0.38	$0.58
Discontinued operations:
Loss from operations	(0.45)	(0.59)	(0.17)	(0.08)	(0.06)	(0.03)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.05)	–	(0.03)

Net income (loss)	$(0.38)	$(1.25)	$0.33	$(0.75)	$0.32	$0.52

Shares used in computing earnings (loss) per common share:
Basic	34,755	34,813	34,885	35,062	35,414	35,536
Diluted	34,767	34,828	35,143	40,685	42,721	41,913

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$331,862	$338,360	$341,368	$325,619	$348,648	$355,312
Health services division (a)	410,832	416,768	431,978	433,532	444,994	460,078
Rehabilitation division (a)	8,502	8,795	12,065	14,121	52,699	52,588
Pharmacy division	66,126	64,850	67,075	74,382	79,746	84,346

	817,322	828,773	852,486	847,654	926,087	952,324

Eliminations:
Pharmacy	(15,164)	(14,925)	(15,451)	(16,676)	(18,136)	(17,717)
Rehabilitation (a)	–	–	–	–	(36,689)	(37,146)

	(15,164)	(14,925)	(15,451)	(16,676)	(54,825)	(54,863)

	$802,158	$813,848	$837,035	$830,978	$871,262	$897,461

Income from continuing operations:
Operating income (loss):
Hospital division	$70,538	$75,455	$87,171	$73,702	$80,066	$86,483
Health services division (a)	43,424	57,235	54,944	64,436	49,469	62,489
Rehabilitation division (a)	(959)	(750)	261	(315)	8,519	7,265
Pharmacy division	6,702	6,133	6,150	7,508	7,609	7,729
Corporate:
Overhead	(26,713)	(28,354)	(28,670)	(28,898)	(26,834)	(30,356)
Insurance subsidiary	(2,607)	(3,407)	(4,002)	(3,535)	(1,777)	(1,224)

	(29,320)	(31,761)	(32,672)	(32,433)	(28,611)	(31,580)

	90,385	106,312	115,854	112,898	117,052	132,386
Reorganization items	–	–	–	1,010	–	304

Operating income	90,385	106,312	115,854	113,908	117,052	132,690
Rent	(63,078)	(64,215)	(64,783)	(64,230)	(64,459)	(65,958)
Depreciation	(19,195)	(19,927)	(20,407)	(21,328)	(22,046)	(22,612)
Interest, net	(1,253)	(1,316)	279	(1,897)	(2,438)	(2,888)

Income from continuing operations before income taxes	6,859	20,854	30,943	26,453	28,109	41,232
Provision for income taxes	4,348	7,710	12,629	10,968	11,834	17,012

	$2,511	$13,144	$18,314	$15,485	$16,275	$24,220

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$23,284	$23,706	$23,441	$22,753	$22,844	$23,529
Health services division (a)	39,031	39,808	40,459	40,530	40,283	40,874
Rehabilitation division (a)	69	95	123	185	611	708
Pharmacy division	630	547	698	703	662	790
Corporate	64	59	62	59	59	57

	$63,078	$64,215	$64,783	$64,230	$64,459	$65,958

Depreciation:
Hospital division	$7,054	$7,450	$7,684	$8,257	$8,464	$8,712
Health services division (a)	6,373	6,569	6,688	6,740	6,893	6,951
Rehabilitation division (a)	16	20	22	25	33	37
Pharmacy division	517	539	561	560	530	583
Corporate	5,235	5,349	5,452	5,746	6,126	6,329

	$19,195	$19,927	$20,407	$21,328	$22,046	$22,612

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$2,822	$4,133	$5,773	$13,388	$5,406	$5,177
Health services division (a)	3,222	6,375	9,768	9,804	8,450	6,487
Rehabilitation division (a)	51	47	35	11	47	56
Pharmacy division	616	522	815	2,254	773	1,075
Corporate:
Information systems	3,207	5,992	4,071	8,223	2,651	4,033
Other	647	408	361	1,551	554	829

	$10,565	$17,477	$20,823	$35,231	$17,881	$17,657

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	63	63	64	66	68	70
Number of licensed beds	5,076	5,098	5,129	5,219	5,323	5,474
Revenue mix % (a):
Medicare	60	59	62	63	66	64
Medicaid	8	8	7	8	7	8
Private and other	32	33	31	29	27	28
Admissions:
Medicare	6,612	6,346	6,053	6,681	6,900	6,816
Medicaid	648	604	670	661	715	820
Private and other	1,281	1,322	1,333	1,359	1,460	1,588

	8,541	8,272	8,056	8,701	9,075	9,224

Admissions mix %:
Medicare	77	77	75	77	76	74
Medicaid	8	7	8	7	8	9
Private and other	15	16	17	16	16	17
Patient days:
Medicare	216,266	214,116	193,069	191,904	207,052	201,580
Medicaid	31,764	32,470	31,362	29,488	27,754	29,293
Private and other	56,225	59,339	54,080	52,725	52,391	53,031

	304,255	305,925	278,511	274,117	287,197	283,904

Average length of stay:
Medicare	32.7	33.7	31.9	28.7	30.0	29.6
Medicaid	49.0	53.8	46.8	44.6	38.8	35.7
Private and other	43.9	44.9	40.6	38.8	35.9	33.4
Weighted average	35.6	37.0	34.6	31.5	31.6	30.8
Revenues per admission (a):
Medicare	$30,050	$31,594	$35,157	$30,987	$33,321	$33,397
Medicaid	40,547	44,766	36,974	37,825	33,228	32,952
Private and other	83,449	83,830	77,860	68,870	65,054	63,384
Weighted average	38,855	40,904	42,374	37,423	38,419	38,520
Revenues per patient day (a):
Medicare	$919	$936	$1,102	$1,079	$1,110	$1,129
Medicaid	827	833	790	848	856	922
Private and other	1,901	1,868	1,919	1,775	1,813	1,898
Weighted average	1,091	1,106	1,226	1,188	1,214	1,252
Medicare case mix index (discharged patients only)	N/A	N/A	N/A	1.20	1.26	1.25

Average daily census	3,381	3,362	3,027	2,980	3,156	3,120
Occupancy %	69.8	69.0	61.9	59.9	62.4	60.1

(a)	Includes income of $14 million in the third quarter of 2003, $2 million in the first quarter of 2004 and $4 million in the second quarter of 2004 related to certain Medicare reimbursement issues.
N/A	– not available.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	248	248	248	248	247	245
Managed	7	7	7	7	7	7

	255	255	255	255	254	252

Number of licensed beds:
Owned or leased	32,293	32,124	32,118	32,124	32,009	31,786
Managed	803	803	803	803	803	803

	33,096	32,927	32,921	32,927	32,812	32,589

Revenue mix %:
Medicare	33	33	32	33	36	33
Medicaid	48	48	50	48	46	49	(a)
Private and other	19	19	18	19	18	18
Patient days (excludes managed facilities):
Medicare	398,646	399,150	394,957	397,254	433,162	407,285
Medicaid	1,699,726	1,707,907	1,757,580	1,737,615	1,675,706	1,689,795
Private and other	410,378	418,824	422,529	426,890	407,684	409,346

	2,508,750	2,525,881	2,575,066	2,561,759	2,516,552	2,506,426

Patient day mix %:
Medicare	16	16	15	15	17	16
Medicaid	68	68	68	68	67	68
Private and other	16	16	17	17	16	16
Revenues per patient day:
Medicare	$338	$342	$344	$364	$372	$375
Medicaid	117	118	123	120	121	134	(a)
Private and other	188	189	188	190	197	197
Weighted average	164	165	168	169	177	184
Average daily census	27,875	27,757	27,990	27,845	27,654	27,543
Occupancy %	86.0	85.6	86.8	86.4	86.0	85.8

Rehabilitation data:
Revenue mix %:
Company-operated	N/A	N/A	N/A	N/A	70	71
Non-affiliated	N/A	N/A	N/A	N/A	30	29

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,804	27,566	27,886	28,280	28,188	28,164
Non-affiliated	28,365	28,848	29,507	33,127	35,102	36,385

	58,169	56,414	57,393	61,407	63,290	64,549

(a)	Includes income of $9 million related to prior period North Carolina provider tax program revenues. Prior period provider tax expense of $3 million related to this program was recorded in other operating expenses.
N/A	– not available.

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

The Company’s exposure to market risk relates to changes in the prime rate, federal funds rate and the London Interbank Offered Rate, which affect the interest paid on certain borrowings.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities								Fair value 6/30/04
	2004	2005	2006	2007	2008	Thereafter		Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$2,346	$5,311	$6,264	$7,338	$5,660	$12,880		$39,799	$39,799
Interest	2,095	3,778	3,143	2,399	1,646	2,376		15,437	–

	4,441	9,089	9,407	9,737	7,306	15,256		55,236	39,799
Other	26	63	67	71	76	820		1,123	1,076

	$4,467	$9,152	$9,474	$9,808	$7,382	$16,076		$56,359	$40,875

Average interest rate	10.9%	10.9%	10.9%	11.0%	10.9%	10.7%
Variable rate	$–	$–	$–	$–	$–	$80,000	(a)	$80,000	$78,800

(a)	Interest is payable, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Summary descriptions of various significant legal and regulatory activities follow.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002 in the United States District Court for the Western District of Kentucky, Louisville Division and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the United States District Court for the Western District of Kentucky, Louisville Division, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the United States District Court for the Western District of Kentucky, Louisville Division. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on June 18, 2004, the Jefferson Circuit Court entered a sua sponte order stating that the Sommerfeld consolidated derivative action would be dismissed within 30 days unless the plaintiffs filed a verified statement showing good cause why that case should not be dismissed. On July 12, 2004, the Sommerfeld plaintiffs’ counsel responded to that sua sponte order. The Sommerfeld consolidated derivative complaint attempts to assert a claim against the individual defendants for breach of fiduciary duties for insider selling and misappropriation of information. Specifically, the complaint alleges that each of the individual defendants knew that the price of the Company’s common stock would dramatically decrease when the Company’s inadequate reserves for professional liability risks were disclosed and that the individual defendants’ sales of the Company’s common stock with knowledge of this material non-public information constituted a breach of their fiduciary duties of loyalty and good faith. The suit seeks to impose a constructive trust in favor of the Company for the amount of profits which each defendant or their firms may have received from their November 2001 sales of the Company’s common stock, as well as attorneys’ fees and other expenses. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

PART II.    OTHER INFORMATION (Continued)

Item  1.    Legal Proceedings (Continued)

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

The Company’s Annual Meeting of Shareholders was held on May 18, 2004 in Louisville, Kentucky. At the meeting, shareholders elected a board of eight directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld
Thomas P. Cooper, M.D.	15,159,061	1,925,212
Paul J. Diaz	15,969,374	1,114,899
Michael J. Embler	15,693,131	1,391,142
Garry N. Garrison	15,395,246	1,689,027
Isaac Kaufman	15,705,131	1,379,142
John H. Klein	15,717,967	1,366,306
Edward L. Kuntz	15,630,714	1,453,559
Eddy J. Rogers, Jr.	15,809,731	1,274,542

In addition to electing directors, shareholders of the Company approved the following actions:

(a)	A proposal to approve the Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated, by the vote of 9,985,696 in favor, 4,799,160 against, 37,634 abstentions and 2,261,783 non-votes; and
(b)	A proposal to approve the Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated, by the vote of 10,364,933 in favor, 4,450,027 against, 7,530 abstentions and 2,261,783 non-votes.

All vote totals represent shares prior to the Company’s 2-for-1 stock split that was effective on May 27, 2004.

PART II.    OTHER INFORMATION (Continued)

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	$300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, J.P. Morgan Securities, Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

(b)	Reports on Form 8-K:

On April 27, 2004, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter ended March 31, 2004 and providing earnings guidance for 2004. On June 29, 2004, the Company filed a Current Report on Form 8-K announcing that it had entered into a five-year $300 million revolving credit facility to replace its former credit agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 6, 2004	/s/ PAUL J. DIAZ
Paul J. Diaz President and Chief Executive Officer

Date: August 6, 2004	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Senior Vice President and Chief Financial Officer