Form 10-Q
period 2004-09-30
KINDRED HEALTHCARE INC
filed 2004-11-05
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2004
Common stock, $0.25 par value	37,115,384 shares

1 of 46

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003	3

	Condensed Consolidated Balance Sheet — September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	45

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$889,435	$828,831	$2,643,783	$2,429,429

Salaries, wages and benefits	499,436	463,027	1,476,003	1,374,216
Supplies	122,151	107,152	358,516	314,688
Rent	66,805	64,248	196,262	190,495
Other operating expenses	146,452	142,381	438,442	426,021
Depreciation	23,176	20,065	67,401	58,616
Interest expense	2,535	1,054	10,905	6,934
Investment income	(1,605)	(1,333)	(4,649)	(4,644)

	858,950	796,594	2,542,880	2,366,326

Income from continuing operations before reorganization items and income taxes	30,485	32,237	100,903	63,103
Reorganization items	–	–	(304)	–

Income from continuing operations before income taxes	30,485	32,237	101,207	63,103
Provision for income taxes	12,063	13,127	41,441	26,399

Income from continuing operations	18,422	19,110	59,766	36,704
Discontinued operations, net of income taxes:
Income (loss) from operations	4,703	(6,576)	31	(44,705)
Loss on divestiture of operations	(7,557)	(827)	(8,620)	(36,846)

Net income (loss)	$15,568	$11,707	$51,177	$(44,847)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.51	$0.55	$1.68	$1.05
Discontinued operations:
Income (loss) from operations	0.13	(0.19)	–	(1.28)
Loss on divestiture of operations	(0.21)	(0.02)	(0.24)	(1.06)

Net income (loss)	$0.43	$0.34	$1.44	$(1.29)

Diluted:
Income from continuing operations	$0.44	$0.54	$1.41	$1.05
Discontinued operations:
Income (loss) from operations	0.11	(0.19)	–	(1.28)
Loss on divestiture of operations	(0.18)	(0.02)	(0.20)	(1.06)

Net income (loss)	$0.37	$0.33	$1.21	$(1.29)

Shares used in computing earnings (loss) per common share:
Basic	35,939	34,885	35,631	34,818
Diluted	42,293	35,143	42,322	34,853

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,739	$66,524
Cash – restricted	6,055	7,339
Insurance subsidiary investments	222,989	146,325
Accounts receivable less allowance for loss of $67,500 – September 30 and $93,403 – December 31	434,279	429,304
Inventories	33,068	29,984
Deferred tax assets	88,764	89,836
Assets held for sale	9,637	27,400
Other	38,040	46,375

	862,571	843,087

Property and equipment	730,166	671,850
Accumulated depreciation	(256,821)	(193,310)

	473,345	478,540

Goodwill	30,928	31,417
Insurance subsidiary investments	47,497	74,618
Deferred tax assets	109,123	92,093
Other	58,099	65,659

	$1,581,563	$1,585,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,510	$119,087
Salaries, wages and other compensation	232,854	214,113
Due to third party payors	20,869	31,406
Professional liability risks	78,176	83,725
Other accrued liabilities	79,266	88,333
Income taxes	62,531	36,684
Long-term debt due within one year	5,159	4,532

	586,365	577,880

Long-term debt	34,596	139,397
Professional liability risks	215,573	212,013
Deferred credits and other liabilities	61,426	58,559

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 37,096 shares – September 30 and 36,340 shares – December 31	9,274	9,085
Capital in excess of par value	621,606	585,394
Deferred compensation	(9,379)	(8,040)
Accumulated other comprehensive income	147	348
Retained earnings	61,955	10,778

	683,603	597,565

	$1,581,563	$1,585,414

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$15,568	$11,707	$51,177	$(44,847)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	23,192	20,947	67,851	61,556
Amortization of deferred compensation costs	1,919	1,643	5,197	3,880
Provision for doubtful accounts	4,554	6,265	17,804	19,231
Loss on divestiture of discontinued operations	7,557	827	8,620	36,846
Reorganization items	–	–	(304)	–
Other	(59)	(393)	4,879	1,023
Change in operating assets and liabilities:
Accounts receivable	(8,029)	(58,630)	(23,086)	(47,573)
Inventories and other assets	8,688	9,471	3,441	16,277
Accounts payable	271	(4,581)	(4,538)	(6,377)
Income taxes	14,815	8,202	38,550	(4,514)
Due to third party payors	4,997	(295)	(10,537)	6,360
Other accrued liabilities	8,328	(6,560)	14,809	69,606

Net cash provided by (used in) operating activities	81,801	(11,397)	173,863	111,468

Cash flows from investing activities:
Purchase of property and equipment	(22,390)	(20,823)	(57,928)	(48,865)
Acquisition of healthcare facilities	(11,814)	–	(20,160)	(63,795)
Sale of assets	17,674	59,215	24,558	66,874
Surety bond deposits	–	–	4,402	–
Purchase of insurance subsidiary investments	(24,236)	(27,233)	(38,779)	(146,254)
Sale of insurance subsidiary investments	15,297	20,263	29,178	46,773
Net change in insurance subsidiary cash and cash equivalents	(4,727)	12,704	(39,942)	4,548
Net change in other investments	–	(447)	4,405	(2,487)
Other	(340)	512	34	(1,523)

Net cash provided by (used in) investing activities	(30,536)	44,191	(94,232)	(144,729)

Cash flows from financing activities:
Net change in revolving credit borrowings	(80,000)	–	–	–
Repayment of long-term debt	(1,167)	(60,982)	(103,814)	(61,210)
Payment of deferred financing costs	(693)	–	(4,048)	(2,872)
Issuance of common stock	3,847	–	7,363	–
Other	(8,582)	(9,990)	(15,917)	(14,768)

Net cash used in financing activities	(86,595)	(70,972)	(116,416)	(78,850)

Change in cash and cash equivalents	(35,330)	(38,178)	(36,785)	(112,111)
Cash and cash equivalents at beginning of period	65,069	170,137	66,524	244,070

Cash and cash equivalents at end of period	$29,739	$131,959	$29,739	$131,959

Supplemental information:
Interest payments	$2,174	$3,292	$8,915	$9,037
Income tax payments	193	809	2,910	2,927

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At September 30, 2004, the Company’s hospital division operated 74 hospitals in 24 states. The Company’s health services division operated 249 nursing centers in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 31 pharmacies in 20 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

In July 2004, the Company purchased for resale three leased nursing centers. In addition, the Company allowed leases on three other nursing centers to expire during the first nine months of 2004. During 2003, the Company effected certain other strategic transactions to improve its future operating results. These transactions included the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”), the acquisition for resale of eight additional nursing centers and two hospitals (collectively, the “Ventas II Facilities”) formerly leased from Ventas, Inc. (“Ventas”) and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3.

In April 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of the Company’s Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”), as modified at the confirmation hearing by the United States Bankruptcy Court for the District of Delaware. In connection with its emergence, the Company changed its name to Kindred Healthcare, Inc.

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

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003),” which replaced FIN 46. FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications to the scope of FIN 46. Additionally, FIN 46-R also incorporates much of the guidance previously issued in the form of FASB Staff Positions. The Company adopted all of the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R did not have an impact on the Company’s financial position, results of operations or liquidity.

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

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$15,568	$11,707	$51,177	$(44,847)
Adjustments:
Stock-based compensation expense included in reported net income (loss)	1,919	1,643	5,197	3,880
Stock-based compensation determined under fair value based method	(3,855)	(3,107)	(11,065)	(7,681)

Pro forma net income (loss)	$13,632	$10,243	$45,309	$(48,648)

Earnings (loss) per common share:
As reported:
Basic	$0.43	$0.34	$1.44	$(1.29)
Diluted	$0.37	$0.33	$1.21	$(1.29)
Pro forma:
Basic	$0.38	$0.29	$1.27	$(1.40)
Diluted	$0.31	$0.29	$1.05	$(1.40)

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$15,568	$11,707	$51,177	$(44,847)
Net unrealized investment gains (losses), net of tax	289	(153)	(201)	(288)

Comprehensive income (loss)	$15,857	$11,554	$50,976	$(45,135)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other information (Continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except for the items discussed in Notes 2, 3 and 4, all such adjustments are of a normal and recurring nature.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – DIVESTITURES

Nursing center divestitures in 2004

During the third quarter of 2004, the Company purchased for resale three leased nursing centers in exchange for total consideration of $18.7 million. Based upon the expected net realizable value of these properties, the Company recorded a pretax loss of $12.3 million ($7.5 million net of income taxes). Two of the three nursing centers were sold in the third quarter for $7.2 million in cash.

During the first nine months of 2004, the Company allowed leases on three other nursing centers to expire. No gain or loss resulted from these transactions.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DIVESTITURES (Continued)

Florida and Texas Divestiture (Continued)

The Company also completed the divestiture of its two Texas nursing center operations in the second quarter of 2003. The Company terminated the lease with respect to one facility and entered into a lease with a third party to transfer the operations of the other Texas facility acquired from Ventas. In the second quarter of 2004, the Company sold the remaining leased Texas facility to the new operator.

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

Purchase and resale of Ventas II Facilities

In December 2003, the Company completed the acquisition of the Ventas II Facilities. During the nine months ended September 30, 2004, the Company sold five of the Ventas II Facilities for approximately $14.8 million in cash, including the sale of three facilities in the third quarter for approximately $10.5 million.

Other divestitures in 2003

In the third quarter of 2003, the Company wrote down the carrying value of a hospital division ancillary services business held for sale by $1.3 million ($0.8 million net of income taxes).

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Notes 1 and 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

consolidated statement of operations. Assets and liabilities not sold at September 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. At September 30, 2004, the Company held for sale five nursing centers and one hospital.

Net income from discontinued operations in the third quarter of 2004 included a favorable pretax adjustment of approximately $11 million ($6.8 million net of income taxes) resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$12,634	$32,367	$58,024	$172,213

Salaries, wages and benefits	9,443	23,514	41,110	115,768
Supplies	766	3,697	3,321	16,506
Rent	341	3,009	1,807	14,784
Other operating expenses	(5,415)	12,182	11,860	95,131
Depreciation	16	882	450	2,940
Interest expense	–	–	–	3
Investment income	(165)	(225)	(574)	(228)

	4,986	43,059	57,974	244,904

Income (loss) from operations before income taxes	7,648	(10,692)	50	(72,691)
Income tax provision (benefit)	2,945	(4,116)	19	(27,986)

Income (loss) from operations	4,703	(6,576)	31	(44,705)
Loss on divestiture of operations, net of income taxes	(7,557)	(827)	(8,620)	(36,846)

	$(2,854)	$(7,403)	$(8,589)	$(81,551)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Hospital division:
Hospitals	$1,816	$4,759	$6,171	$21,446
Ancillary services	(4)	1,389	(100)	4,631

	1,812	6,148	6,071	26,077

Health services division	10,823	23,805	52,018	138,600

Pharmacy division	(1)	2,414	(65)	7,536

	$12,634	$32,367	$58,024	$172,213

Operating income (loss):
Hospital division:
Hospitals	$(790)	$(2,654)	$(3,952)	$(4,326)
Ancillary services	8	6	(143)	(376)

	(782)	(2,648)	(4,095)	(4,702)

Health services division	8,534	(4,429)	5,564	(50,717)

Pharmacy division	88	51	264	227

	$7,840	$(7,026)	$1,733	$(55,192)

Rent:
Hospital division:
Hospitals	$28	$840	$128	$2,678
Ancillary services	(6)	234	(21)	648

	22	1,074	107	3,326

Health services division	318	1,844	1,652	11,181

Pharmacy division	1	91	48	277

	$341	$3,009	$1,807	$14,784

Depreciation:
Hospital division:
Hospitals	$–	$208	$–	$618
Ancillary services	–	107	–	187

	–	315	–	805

Health services division	16	553	450	2,094

Pharmacy division	–	14	–	41

	$16	$882	$450	$2,940

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2004	December 31, 2003
Current assets:
Property and equipment, net	$9,427	$26,912
Other	210	488

	9,637	27,400
Current liabilities (included in other accrued liabilities)	(303)	(1,439)

	$9,334	$25,961

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

The Company’s operating results from continuing operations for the third quarter and nine months ended September 30, 2004 and 2003 included certain adjustments discussed below.

2004 adjustments

Certain third party payments are subject to examination by agencies administering the various programs. Favorable settlements of prior year hospital Medicare cost reports aggregated $2.2 million, $3.9 million and $1.6 million in the first, second and third quarters of 2004, respectively.

In the third quarter of 2004, corporate overhead included a pretax charge of $3.4 million related to a terminated pension plan.

In the second quarter of 2004, the Company recorded pretax income of $5.9 million related to retroactive Medicaid rate increases in North Carolina, approximately one-half of which related to the fourth quarter of 2003 and one-half of which related to the first quarter of 2004.

Interest expense in the second quarter of 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit agreements. See Note 9.

Pretax income in the second quarter of 2004 included $0.6 million of investment income resulting from the recovery of certain surety deposits and a favorable adjustment of $0.3 million related to accrued reorganization costs.

2003 adjustments

During the third quarter of 2003, the Company recorded income of approximately $10 million related to settlements of prior year hospital Medicare cost reports.

On September 1, 2003, the Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”) became effective for all but two of the Company’s long-term acute care hospitals. The Company’s hospital operating results in the third quarter of 2003 included favorable Medicare reimbursement adjustments of approximately $3.8 million that resulted from the conversion to LTAC PPS.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

2003 adjustments (Continued)

Interest expense in the third quarter of 2003 included approximately $2.4 million of gains realized in connection with the prepayment of long-term debt.

Operating results in the first quarter of 2003 included a pretax charge of $7.9 million related to changes in estimates of prior year professional liability costs.

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Medicare	$369,586	$346,214	$1,135,827	$1,012,229
Medicaid	298,489	272,669	856,462	785,240
Private and other	295,607	225,106	833,550	676,700

	963,682	843,989	2,825,839	2,474,169
Eliminations:
Rehabilitation	(46,779)	–	(119,381)	–
Pharmacy	(27,468)	(15,158)	(62,675)	(44,740)

	(74,247)	(15,158)	(182,056)	(44,740)

	$889,435	$828,831	$2,643,783	$2,429,429

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Earnings (loss):
Income from continuing operations	$18,422	$19,110	$59,766	$36,704
Discontinued operations, net of income taxes:
Income (loss) from operations	4,703	(6,576)	31	(44,705)
Loss on divestiture of operations	(7,557)	(827)	(8,620)	(36,846)

Net income (loss)	$15,568	$11,707	$51,177	$(44,847)

Shares used in the computation:
Weighted average shares outstanding – basic computation	35,939	34,885	35,631	34,818
Dilutive effect of warrants, stock options and non-vested restricted stock	6,354	258	6,691	35

Adjusted weighted average shares outstanding – diluted computation	42,293	35,143	42,322	34,853

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.51	$0.55	$1.68	$1.05
Discontinued operations:
Income (loss) from operations	0.13	(0.19)	–	(1.28)
Loss on divestiture of operations	(0.21)	(0.02)	(0.24)	(1.06)

Net income (loss)	$0.43	$0.34	$1.44	$(1.29)

Diluted:
Income from continuing operations	$0.44	$0.54	$1.41	$1.05
Discontinued operations:
Income (loss) from operations	0.11	(0.19)	–	(1.28)
Loss on divestiture of operations	(0.18)	(0.02)	(0.20)	(1.06)

Net income (loss)	$0.37	$0.33	$1.21	$(1.29)

NOTE 7 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division primarily operates long-term acute care hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily to long-term care providers. The pharmacy division provides pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

On January 1, 2004, the Company reorganized its rehabilitation services business into a separate operating division by transferring its internal rehabilitation personnel from its nursing centers and consolidating them with its external rehabilitation business (the “Rehabilitation Services Reorganization”). The historical operating results of the Company’s nursing center and rehabilitation services segments were not restated to conform with the new business alignment.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

On July 1, 2004, the rehabilitation division and pharmacy division began providing services to the Company’s hospital division. Internal personnel from the hospital division were transferred to the rehabilitation division and pharmacy division in conjunction with the realignment of these services (the “Hospital Services Reorganization”).

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Hospital division	$356,260	$341,368	$1,060,220	$1,011,590
Health services division	449,674	423,481	1,338,492	1,235,166
Rehabilitation division	61,157	12,065	166,444	29,362
Pharmacy division	96,591	67,075	260,683	198,051

	963,682	843,989	2,825,839	2,474,169
Eliminations:
Rehabilitation	(46,779)	–	(119,381)	–
Pharmacy	(27,468)	(15,158)	(62,675)	(44,740)

	(74,247)	(15,158)	(182,056)	(44,740)

	$889,435	$828,831	$2,643,783	$2,429,429

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income from continuing operations:
Operating income (loss):
Hospital division	$79,616	$87,171	$246,165	$233,164
Health services division	57,978	55,361	169,924	157,556
Rehabilitation division	7,737	261	23,521	(1,448)
Pharmacy division	10,853	6,150	26,191	18,985
Corporate:
Overhead	(33,028)	(28,670)	(90,218)	(83,737)
Insurance subsidiary	(1,760)	(4,002)	(4,761)	(10,016)

	(34,788)	(32,672)	(94,979)	(93,753)

	121,396	116,271	370,822	314,504
Reorganization items	–	–	304	–

Operating income	121,396	116,271	371,126	314,504
Rent	(66,805)	(64,248)	(196,262)	(190,495)
Depreciation	(23,176)	(20,065)	(67,401)	(58,616)
Interest, net	(930)	279	(6,256)	(2,290)

Income from continuing operations before income taxes	30,485	32,237	101,207	63,103
Provision for income taxes	12,063	13,127	41,441	26,399

	$18,422	$19,110	$59,766	$36,704

Rent:
Hospital division	$24,262	$23,441	$70,635	$70,431
Health services division	40,923	39,924	121,120	117,717
Rehabilitation division	747	123	2,066	287
Pharmacy division	812	698	2,264	1,875
Corporate	61	62	177	185

	$66,805	$64,248	$196,262	$190,495

Depreciation:
Hospital division	$9,139	$7,684	$26,315	$22,188
Health services division	6,901	6,346	20,312	18,717
Rehabilitation division	38	22	108	58
Pharmacy division	603	561	1,716	1,617
Corporate	6,495	5,452	18,950	16,036

	$23,176	$20,065	$67,401	$58,616

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$8,867	$5,773	$19,450	$12,728
Health services division	7,074	9,768	22,011	19,365
Rehabilitation division	19	35	122	133
Pharmacy division	1,004	815	2,852	1,953
Corporate:
Information systems	4,251	4,071	10,935	13,270
Other	1,175	361	2,558	1,416

	$22,390	$20,823	$57,928	$48,865

	September 30, 2004	December 31, 2003
Assets at end of period:
Hospital division	$516,858	$526,029
Health services division	362,120	379,435
Rehabilitation division	8,790	8,009
Pharmacy division	55,459	43,198
Corporate	638,336	628,743

	$1,581,563	$1,585,414

Goodwill:
Hospital division	$30,928	$31,417

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Professional liability:
Continuing operations	$18,778	$20,644	$61,386	$71,278
Discontinued operations	(9,625)	3,407	(6,027)	56,189

Workers compensation:
Continuing operations	$12,568	$10,580	$37,654	$33,692
Discontinued operations	689	732	2,208	4,208

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2004			December 31, 2003
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$151,680	$71,309	$222,989	$93,989	$52,336	$146,325
Reinsurance recoverables	1,713	–	1,713	896	–	896

	153,393	71,309	224,702	94,885	52,336	147,221

Non-current:
Insurance subsidiary investments	47,497	–	47,497	74,618	–	74,618
Reinsurance recoverables	5,878	–	5,878	5,858	–	5,858
Deposits	6,250	1,702	7,952	7,250	2,222	9,472
Other	7	182	189	9	35	44

	59,632	1,884	61,516	87,735	2,257	89,992

	$213,025	$73,193	$286,218	$182,620	$54,593	$237,213

Liabilities:
Allowance for insurance risks:
Current	$78,176	$18,797	$96,973	$83,725	$14,248	$97,973
Non-current	215,573	51,590	267,163	212,013	49,463	261,476

	$293,749	$70,387	$364,136	$295,738	$63,711	$359,449

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $311 million at both September 30, 2004 and December 31, 2003.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – LONG-TERM DEBT

In June 2004, the Company entered into a five-year $300 million revolving credit facility (the “Credit Facility”) to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the Credit Facility. Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility. During the third quarter of 2004, the interest rate under the Credit Facility was 4.4%. The Credit Facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million. The Credit Facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. There were no outstanding borrowings under the Credit Facility at September 30, 2004.

NOTE 10 – LEASES

The following table sets forth rent expense by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Hospital division:
Buildings:
Ventas	$15,633	$15,104	$46,194	$44,631
Other landlords	3,488	2,411	9,182	7,166
Equipment	5,141	5,926	15,259	18,634

	24,262	23,441	70,635	70,431

Health services division:
Buildings:
Ventas	30,536	29,504	90,230	87,179
Other landlords	9,648	9,302	28,622	27,389
Equipment	739	1,118	2,268	3,149

	40,923	39,924	121,120	117,717

Rehabilitation division:
Equipment	747	123	2,066	287

Pharmacy division:
Buildings	706	616	1,959	1,631
Equipment	106	82	305	244

	812	698	2,264	1,875

Corporate:
Equipment	61	62	177	185

	$66,805	$64,248	$196,262	$190,495

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LEASES (Continued)

At September 30, 2004, the Company leased from Ventas 41 long-term acute care hospitals and 186 nursing centers.

Ventas has a one-time option to reset the rent and the related rent escalators under each of its master lease agreements with the Company (the “Master Lease Agreements”) to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a notice to the Company proposing the Fair Market Rental for the balance of the lease term (the “Reset Proposal Notice”). If the Company and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, the Company and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending the Company a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice (the “Reset Date”), which can be no later than July 19, 2007.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay the Company a reset fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements.

“Fair Market Rental” is generally defined under the Master Lease Agreements as the amount (including escalations) that a willing tenant would pay, and a willing landlord would accept, for leasing the leased properties for the term (including renewal terms). Fair Market Rental is to be determined on the basis of certain assumptions, including (1) all leased properties are in good condition and repair (given their respective ages and prevailing healthcare industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), (2) all leased properties are in material compliance with applicable laws and have all authorizations necessary for use as a nursing center or hospital, as applicable, and (3) the replacement cost of the leased properties are not determinative of Fair Market Rental. In addition, Fair Market Rental shall take into account market conditions, market levels of earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”), the ratio of market levels of EBITDARM to market levels of rent and the actual levels of EBITDARM at the applicable leased properties, as well as historical levels of EBITDARM at the applicable leased properties (including the EBITDARM of the leased properties measured as of April 20, 2001).

Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Lease Agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LEASES (Continued)

Additional information regarding the Master Lease Agreements is contained in the Company’s Form 10-K for the year ended December 31, 2003 and copies of the Master Lease Agreements filed with the SEC.

NOTE 11 – CONTINGENCIES

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 3, 4 and 8.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $7 million at September 30, 2004.

Income taxes–The Internal Revenue Service has proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company intends to contest.

Litigation–The Company is a party to certain material litigation and regulatory actions as well as various suits and claims arising in the ordinary course of business. See Note 12.

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

NOTE 12 – LITIGATION

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who issued an order on July 29, 2004, vacating the previous judge’s denial of the defendants’ motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002 in the United States District Court for the Western District of Kentucky, Louisville Division (the “District Court”) and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – LITIGATION (Continued)

Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the District Court, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the District Court. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on October 4, 2004, the parties entered into an agreement to settle the Sommerfeld consolidated derivative action under which the Company agreed to pay $60,000 of the plaintiffs’ legal fees. Additional information concerning the terms of the settlement agreement is available on the website of the Sommerfeld plaintiffs’ counsel at www.brodsky-smith.com. In December 2004, the Jefferson Circuit Court will conduct a hearing to determine whether to approve the settlement agreement and dismiss the Sommerfeld consolidated derivative action.

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

The Company is a healthcare services company that operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business. At September 30, 2004, the Company’s hospital division operated 74 hospitals (5,647 licensed beds) in 24 states. The Company’s health services division operated 249 nursing centers (31,973 licensed beds) in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 31 pharmacies in 20 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On January 1, 2004, the Company completed the Rehabilitation Services Reorganization. The historical operating results of the Company’s nursing center and rehabilitation services segments have not been restated to conform with the new business alignment.

On July 1, 2004, the Company completed the Hospital Services Reorganization.

In July 2004, the Company purchased for resale three leased nursing centers. In addition, the Company allowed leases on three other nursing centers to expire during the first nine months of 2004. During 2003, the Company effected certain other strategic transactions to improve its future operating results. These transactions included the Florida and Texas Divestiture, the acquisition for resale of the Ventas II Facilities and certain other dispositions and contract terminations. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Notes 2 and 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

In April 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

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

The Company recorded income of approximately $2 million and $10 million for the third quarter of 2004 and 2003, respectively, and $8 million and $10 million for the nine months ended September 30, 2004 and 2003, respectively, related to settlements of prior year hospital Medicare cost reports. In addition, the Company recorded approximately $6 million of income in the second quarter of 2004 related to retroactive nursing center Medicaid rate increases in North Carolina that were approved in April 2004. See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $4 million and $5 million for the third quarter of 2004 and 2003, respectively, and totaled $17 million and $15 million for the nine months ended September 30, 2004 and 2003, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks recorded in the accompanying unaudited condensed consolidated balance sheet aggregated $294 million at September 30, 2004 and $296 million at December 31, 2003. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $311 million at both September 30, 2004 and December 31, 2003.

In recent years, the Company has recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into the limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, the Company has funded approximately $12 million into its limited purpose insurance subsidiary through September 30, 2004 and intends to fund an additional $3 million by December 31, 2004 to satisfy fiscal 2003 funding requirements. In March 2003, the Company funded approximately $63 million into its limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2004 would impact the Company’s operating income by approximately $3 million. During the third quarter of 2004, the Company recorded a favorable change in estimate aggregating $11 million for professional liability reserves related to its former Florida and Texas nursing centers (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $18 million and $20 million for the third quarter of 2004 and 2003, respectively, and $61 million and $71 million for the nine months ended September 30, 2004 and 2003, respectively.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $70 million at September 30, 2004 and $64 million at December 31, 2003. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $11 million for the three months ended September 30, 2004 and 2003, respectively, and $38 million and $34 million for the nine months ended September 30, 2004 and 2003, respectively.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers, among other things, which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized. A valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $198 million at September 30, 2004 and $182 million at December 31, 2003.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by the Company, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with the Plan of Reorganization. Since the Company’s emergence from bankruptcy, goodwill has been reduced by $152 million related primarily to the recognition of pre-reorganization deferred tax assets. After the fresh-start accounting goodwill was eliminated in full in 2003, the excess was treated as an increase to capital in excess of par value.

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

In November 2004, the Internal Revenue Service proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company intends to contest. Management believes that the ultimate resolution of these issues will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Recent Developments

The Company has contracts with non-Kindred short-term acute care and other hospitals to operate long-term acute care hospitals within the host hospital. Under these arrangements, the Company leases space and purchases a limited amount of ancillary services from the host hospital and provides it with the option to discharge a portion of its clinically appropriate patients into the care of the Company’s hospital. These hospitals-in-hospitals (“HIHs”) also receive patients from general short-term acute care hospitals other than the host hospital. At September 30, 2004, the Company operated 60 free-standing hospitals (5,086 licensed beds) and 14 HIHs (561 licensed beds).

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

The final rule establishes a four-year transition period. In the first year (for cost report periods beginning on or after October 1, 2004), HIHs are not subject to the Medicare payment limitation as long as the percent of Medicare admissions from the host hospital during the cost reporting period are less than the percentage of Medicare admissions from the host hospital for the fiscal 2004 cost reporting period (the “Base Year Percentage”). In the second year, the admission threshold will be the lesser of (a) the Base Year Percentage or (b) 75%. The third year admission threshold will be the lesser of (a) the Base Year Percentage or (b) 50% and the final year admission threshold will limit Medicare admissions from the host hospital to 25%. For ten of the Company’s HIHs, the first year of transition would not begin until September 1, 2005 because of their respective cost reporting periods.

Patients transferred once they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. The final rules allow HIHs that are currently under development to qualify for the four-year transition if the HIH is certified as an acute care hospital before October 1, 2004 and is designated as a long-term acute care hospital before October 1, 2005. HIHs certified after October 1, 2004 will be subject to the 25% admission threshold immediately.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

The Company is continuing to evaluate the impact of the final regulations on its operations and is awaiting additional payment instructions to be issued by CMS. At this time, the Company does not believe that the new rules will significantly impact its ongoing operations since only 10% of its existing hospital licensed beds would be subject to the new rules. For the third quarter of 2004, the Company’s HIHs generated revenues of approximately $25 million, operating income of approximately $6 million and pretax income of approximately $3 million. The Company also is considering the impact of the final regulations on its HIH development activities.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 4% to $356 million in the third quarter of 2004 from $341 million in the same period a year ago and 5% to $1.1 billion for the nine months ended September 30, 2004 from $1.0 billion in the same period last year. Revenue growth in both periods was a result of growth in admissions and new hospital development. Revenues for the third quarter and nine months ended September 30, 2004 included income of $2 million and $8 million, respectively, related to settlements of prior year Medicare cost reports. Revenues for the third quarter of 2003 included income of approximately $10 million related to settlements of prior year Medicare cost reports and approximately $4 million of favorable Medicare reimbursement adjustments that resulted from the conversion to LTAC PPS. On a same-store basis, revenues increased 5% in the third quarter of 2004 and 3% for the nine months ended September 30, 2004 compared to the same periods a year ago.

Admissions rose 12% in the third quarter of 2004 and 10% for the first nine months of 2004 compared to the respective prior year periods. On a same-store basis, admissions increased 5% in both the third quarter and nine months ended September 30, 2004 compared to the respective periods in 2003. Declines in patient days in both periods resulted primarily from reduced average length of stay.

Hospital operating income declined 9% to $80 million in the third quarter of 2004 from $87 million in the third quarter of 2003. For the nine months ended September 30, 2004, operating income rose 6% to $246 million from $233 million for the same period a year ago. Operating margins were 22.3% in the third quarter of 2004 compared to 25.5% in the third quarter of 2003. For the nine months ended September 30, 2004, operating margins were 23.2% compared to 23.0% in the same period last year.

As previously discussed, favorable Medicare reimbursement adjustments increased hospital operating income by approximately $2 million and $14 million in the third quarter of 2004 and 2003, respectively, and by approximately $8 million and $14 million for the nine months ended September 30, 2004 and 2003, respectively. Operating income in the third quarter of 2004 was reduced by approximately $4 million in connection with the Hospital Services Reorganization. Excluding these items, growth in hospital operating income in both periods was primarily attributable to growth in admissions and related operating efficiencies. Aggregate operating costs per admission (including costs associated with the Hospital Services Reorganization) declined 3% in the third quarter of 2004 and 5% for the first nine months of 2004 compared to the respective periods last year.

Professional liability costs were $5 million in the third quarter of 2004 and $16 million for the nine months ended September 30, 2004, compared to $6 million and $18 million for the respective periods in 2003.

Health Services Division

Revenues increased 6% to $450 million in the third quarter of 2004 compared to $423 million in the same period a year ago and increased 8% to $1.3 billion for the nine months ended September 30, 2004 compared to $1.2 billion in the same period last year. The increase in revenues in both periods was primarily attributable to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

increases in rates, including a 6% increase in Medicare reimbursement that became effective on October 1, 2003. Overall occupancy rates declined approximately 1% in both the third quarter and nine months ended September 30, 2004 compared to the same periods in 2003.

Medicare patient days declined 3% in the third quarter of 2004 and increased 3% during the first nine months of 2004. Management believes that the decline in Medicare census in the third quarter of 2004 resulted generally from weaker Medicare census levels in short-term acute care hospitals from which most of the these patients are referred.

Nursing center operating income increased 5% to $58 million in the third quarter of 2004 compared to $56 million in the third quarter of 2003 and increased 8% to $170 million compared to $158 million for the same period last year. Operating margins of 12.9% in the third quarter of 2004 were relatively unchanged from 13.1% in the third quarter of 2003. For the nine months ended September 30, 2004, operating margins of 12.7% were relatively unchanged compared to 12.8% for the same period a year ago. The improvement in nursing center operating income for the third quarter of 2004 and nine months ended September 30, 2004 was primarily attributable to favorable reimbursement rates. Growth in overall operating expenses per patient day in both the third quarter of 2004 and the nine months ended September 30, 2004 compared to the same periods last year were approximately the same as the rates of growth in revenues per patient day.

In connection with the Rehabilitation Services Reorganization, the Company transferred approximately 4,000 employees from its nursing centers to the new rehabilitation division. As a result, nursing center wage and benefit costs (including contract labor) declined 5% to $242 million in the third quarter of 2004 compared to $256 million for the same period a year ago. Average hourly wage rates were relatively unchanged in the third quarter and first nine months of 2004 compared to the same periods a year ago, while employee benefit costs declined 6% and 4%, respectively, for the same periods. Intercompany charges for rehabilitation services provided by the rehabilitation division to the Company’s nursing centers in the third quarter and nine months ended September 30, 2004 totaled $36 million and $109 million, respectively.

Professional liability costs totaled $13 million for the third quarter of 2004 compared to $14 million for the same period a year ago. For the nine months ended September 30, 2004, professional liability costs totaled $45 million compared to $53 million for the same period a year ago.

Rehabilitation Division

Revenues increased to $61 million in the third quarter of 2004 from $13 million for the same period a year ago, while operating income totaled $8 million in the third quarter of 2004 compared to breakeven results in the third quarter of 2003. For the nine months ended September 30, 2004, revenues increased to $166 million from $30 million for the same period a year ago, while operating income totaled $24 million compared to an operating loss of $2 million for the same period a year ago. The increase in revenues and operating income in the third quarter and first nine months of 2004 was primarily attributable to the Rehabilitation Services Reorganization. Intercompany revenues for services provided to the Company’s nursing centers totaled $36 million and $109 million in the third quarter and first nine months of 2004, respectively. Intercompany revenues and operating income associated with the Hospital Services Reorganization aggregated $10 million and $1 million, respectively, in the third quarter of 2004.

Pharmacy Division

Revenues increased 44% to $97 million in the third quarter of 2004 compared to $67 million for the third quarter a year ago. For the nine months ended September 30, 2004, revenues increased 32% to $261 million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division (Continued)

compared to $198 million for the same period a year ago. Revenues associated with the Hospital Services Reorganization aggregated $10 million in the third quarter of 2004. Revenue increases in both the third quarter of 2004 and the nine months ended September 30, 2004 also resulted from growth in the number of non-affiliated customers, price increases and increased demand for higher priced drugs. At September 30, 2004, the Company provided pharmacy services to nursing centers containing 65,100 licensed beds, including 28,500 licensed beds that it operates. At September 30, 2003, the Company provided pharmacy services to nursing facilities containing 57,400 licensed beds, including 27,900 licensed beds that it operates.

Pharmacy operating income totaled $11 million in the third quarter of 2004 compared to $6 million in the same period a year ago. For the nine months ended September 30, 2004, operating income totaled $26 million compared to $19 million in the same period a year ago. Operating income associated with the Hospital Services Reorganization aggregated $2 million in the third quarter of 2004. Operating margins were 11.2% in the third quarter of 2004 compared to 9.2% for the same period a year ago. For the nine months ended September 30, 2004, operating margins were 10.0% compared to 9.6% for the same period a year ago. The cost of goods sold as a percentage of institutional pharmacy revenues rose to 65.3% in the third quarter of 2004 compared to 64.3% for the same period a year ago. For the nine months ended September 30, 2004, the cost of goods sold as a percentage of institutional pharmacy revenues rose to 65.2% compared to 63.2% for the same period a year ago. The increase in the cost of goods sold ratio was primarily attributable to Medicaid reimbursement reductions in certain states and competitive customer pricing. Despite the deterioration in the cost of goods sold ratio, aggregate pharmacy operating margins improved in both periods compared to last year primarily due to administrative cost efficiencies associated with volume growth and the favorable impact of the Hospital Services Reorganization.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $33 million in the third quarter of 2004 compared to $29 million in the third quarter of 2003. For the third quarter of 2004, corporate overhead included a pretax charge of $3 million related to a terminated pension plan. For the nine months ended September 30, 2004, corporate overhead aggregated $90 million compared to $84 million for the same period a year ago. As a percentage of consolidated revenues, corporate overhead totaled 3.7% in the third quarter of 2004 compared to 3.5% in the third quarter of 2003 and 3.4% for both respective nine-month periods.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million in the third quarter of 2004 compared to $4 million in the third quarter of 2003, and $5 million and $10 million for the nine months ended September 30, 2004 and 2003, respectively.

Capital Costs

Rent expense increased 4% to $67 million in the third quarter of 2004 compared to $64 million for the same period a year ago. For the nine months ended September 30, 2004, rent expense increased 3% to $196 million compared to $190 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements.

Depreciation expense increased 16% to $24 million in the third quarter of 2004 compared to $20 million for the same period a year ago. For the nine months ended September 30, 2004, depreciation expense increased 15% to $68 million compared to $59 million for the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Interest expense aggregated $3 million in the third quarter of 2004 compared to $1 million for the same period a year ago. Interest expense for the third quarter of 2003 included approximately $2 million of gains in connection with the prepayment of long-term debt. For the nine months ended September 30, 2004, interest expense aggregated $11 million compared to $7 million for the same period a year ago. Interest expense for the nine months ended September 30, 2004 included a pretax charge of approximately $1 million resulting from the refinancing of the Company’s credit agreements. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $2 million in the third quarter of 2004 compared to $1 million in the third quarter of 2003, and $5 million for both the nine months ended September 30, 2004 and 2003.

Consolidated Results

The Company reported income from continuing operations before income taxes of $30 million for the third quarter of 2004 compared to $32 million for the third quarter of 2003. For the nine months ended September 30, 2004, income from continuing operations before income taxes aggregated $101 million compared to $63 million for the same period a year ago. Income from continuing operations in the third quarter of 2004 aggregated $19 million compared to $20 million in the third quarter of 2003. For the nine months ended September 30, 2004, income from continuing operations aggregated $60 million compared to $37 million for the same period a year ago.

Discontinued Operations

Net income from discontinued operations aggregated $4 million in the third quarter of 2004 compared to operating losses of $7 million in the third quarter of 2003. For the nine months ended September 30, 2004, net operating results for discontinued operations were approximately breakeven compared to a loss of $45 million for the same period a year ago. Net income from discontinued operations in the third quarter of 2004 included a favorable pretax adjustment of approximately $11 million ($7 million net of income taxes) resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas. See Notes 3 and 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

Net losses associated with the divestiture of discontinued operations totaled approximately $8 million in the third quarter of 2004 and $1 million in the third quarter of 2003, and $9 million and $37 million for the respective nine-month periods.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $174 million for the nine months ended September 30, 2004 compared to $111 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity from operations to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $30 million at September 30, 2004 compared to $67 million at December 31, 2003. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Credit Facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs. During the third quarter of 2004, the Company repaid all $80 million of outstanding borrowings under the Credit Facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

As previously discussed, the Company has funded approximately $12 million into its limited purpose insurance subsidiary through September 30, 2004 and intends to fund an additional $3 million by December 31, 2004 to satisfy fiscal 2003 funding requirements. In March 2003, the Company funded approximately $63 million into its limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

In June 2004, the Company entered into the Credit Facility to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the Credit Facility. Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility. During the third quarter of 2004, the interest rate under the Credit Facility was 4.4%. The Credit Facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million. The Credit Facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. There were no outstanding borrowings under the Credit Facility at September 30, 2004. The Company was in compliance with the terms of its Credit Facility at September 30, 2004.

In April 2003, the Company received approximately $14 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for the 1996, 1997 and 1998 tax years that were shared with Ventas.

During the third quarter of 2004, the Company purchased for resale three leased nursing centers in exchange for total cash consideration of $12 million. Two of the three nursing centers were sold in the third quarter for $7 million in cash.

In December 2003, the Company completed the acquisition of the Ventas II Facilities for $85 million in cash. Aggregate cash proceeds from the sale of five of the Ventas II Facilities through September 30, 2004 approximated $15 million. The Company intends to dispose of the remaining properties as soon as practicable.

Capital Resources

Capital expenditures totaled $58 million for the nine months ended September 30, 2004 compared to $49 million for the nine months ended September 30, 2003. Capital expenditures (excluding acquisitions) could approximate $100 million in 2004. Management believes that its capital expenditure program is adequate to improve and equip existing facilities.

In the second quarter of 2004, the Company paid $8 million to acquire a hospital. In the second quarter of 2003, the Company paid $64 million to Ventas and incurred certain debt obligations to acquire 15 nursing centers in Florida and one nursing center in Texas.

The Company’s capital expenditure program is financed generally through the use of operating cash flows. At September 30, 2004, the estimated cost to complete and equip construction in progress approximated $38 million.

The terms of the Credit Facility include certain covenants which limit the Company’s annual capital expenditures.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s long-term acute care hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Most of the Company’s hospitals have been operating under the Medicare prospective payment system since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under the Medicare prospective payment system. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to the Company’s hospitals are based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control its operating costs. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of the Medicare prospective payment system on its hospital operating results and the Company can make no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can make no assurances that the new system will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from non-government third party payors.

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

Litigation

The Company is a party to certain material litigation. See Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$794,494	$806,104	$828,831	$822,535	$863,314	$891,034	$889,435

Salaries, wages and benefits	454,892	456,297	463,027	467,244	487,048	489,519	499,436
Supplies	103,676	103,860	107,152	112,708	116,248	120,117	122,151
Rent	62,554	63,693	64,248	63,699	63,975	65,482	66,805
Other operating expenses	144,529	139,111	142,381	129,556	143,490	148,500	146,452
Depreciation	18,944	19,607	20,065	20,997	21,768	22,457	23,176
Interest expense	2,888	2,992	1,054	3,388	3,656	4,714	2,535
Investment income	(1,635)	(1,676)	(1,333)	(1,491)	(1,218)	(1,826)	(1,605)

	785,848	783,884	796,594	796,101	834,967	848,963	858,950

Income from continuing operations before reorganization items and income taxes	8,646	22,220	32,237	26,434	28,347	42,071	30,485
Reorganization items	–	–	–	(1,010)	–	(304)	–

Income from continuing operations before income taxes	8,646	22,220	32,237	27,444	28,347	42,375	30,485
Provision for income taxes	5,036	8,236	13,127	11,349	11,926	17,452	12,063

Income from continuing operations	3,610	13,984	19,110	16,095	16,421	24,923	18,422
Discontinued operations, net of income taxes:
Income (loss) from operations	(16,734)	(21,395)	(6,576)	(4,017)	(2,581)	(2,091)	4,703
Loss on divestiture of operations	–	(36,019)	(827)	(42,567)	–	(1,063)	(7,557)

Net income (loss)	$(13,124)	$(43,430)	$11,707	$(30,489)	$13,840	$21,769	$15,568

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.10	$0.40	$0.55	$0.46	$0.46	$0.70	$0.51
Discontinued operations:
Income (loss) from operations	(0.48)	(0.61)	(0.19)	(0.12)	(0.07)	(0.06)	0.13
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.21)	–	(0.03)	(0.21)

Net income (loss)	$(0.38)	$(1.25)	$0.34	$(0.87)	$0.39	$0.61	$0.43

Diluted:
Income from continuing operations	$0.10	0.40	$0.54	$0.40	$0.38	$0.60	$0.44
Discontinued operations:
Income (loss) from operations	(0.48)	(0.61)	(0.19)	(0.10)	(0.06)	(0.05)	0.11
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.05)	–	(0.03)	(0.18)

Net income (loss)	$(0.38)	$(1.25)	$0.33	$(0.75)	$0.32	$0.52	$0.37

Shares used in computing earnings (loss) per common share:
Basic	34,755	34,813	34,885	35,062	35,414	35,536	35,939
Diluted	34,767	34,828	35,143	40,685	42,721	41,913	42,293

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$331,862	$338,360	$341,368	$325,619	$348,648	$355,312	$356,260
Health services division (a)	402,917	408,768	423,481	424,790	435,998	452,820	449,674
Rehabilitation division (a)	8,502	8,795	12,065	14,121	52,699	52,588	61,157	(b)
Pharmacy division	66,126	64,850	67,075	74,382	79,746	84,346	96,591	(b)

	809,407	820,773	843,989	838,912	917,091	945,066	963,682
Eliminations:
Rehabilitation (a)	–	–	–	–	(36,023)	(36,579)	(46,779	)(b)
Pharmacy	(14,913)	(14,669)	(15,158)	(16,377)	(17,754)	(17,453)	(27,468	)(b)

	(14,913)	(14,669)	(15,158)	(16,377)	(53,777)	(54,032)	(74,247)

	$794,494	$806,104	$828,831	$822,535	$863,314	$891,034	$889,435

Income from continuing operations:
Operating income (loss):
Hospital division	$70,538	$75,455	$87,171	$73,702	$80,066	$86,483	$79,616	(b)
Health services division (a)	44,436	57,759	55,361	64,565	48,945	63,001	57,978
Rehabilitation division (a)	(959)	(750)	261	(315)	8,519	7,265	7,737	(b)
Pharmacy division	6,702	6,133	6,150	7,508	7,609	7,729	10,853	(b)
Corporate:
Overhead	(26,713)	(28,354)	(28,670)	(28,898)	(26,834)	(30,356)	(33,028)
Insurance subsidiary	(2,607)	(3,407)	(4,002)	(3,535)	(1,777)	(1,224)	(1,760)

	(29,320)	(31,761)	(32,672)	(32,433)	(28,611)	(31,580)	(34,788)

	91,397	106,836	116,271	113,027	116,528	132,898	121,396
Reorganization items	–	–	–	1,010	–	304	–

Operating income	91,397	106,836	116,271	114,037	116,528	133,202	121,396
Rent	(62,554)	(63,693)	(64,248)	(63,699)	(63,975)	(65,482)	(66,805)
Depreciation	(18,944)	(19,607)	(20,065)	(20,997)	(21,768)	(22,457)	(23,176)
Interest, net	(1,253)	(1,316)	279	(1,897)	(2,438)	(2,888)	(930)

Income from continuing operations before income taxes	8,646	22,220	32,237	27,444	28,347	42,375	30,485
Provision for income taxes	5,036	8,236	13,127	11,349	11,926	17,452	12,063

	$3,610	$13,984	$19,110	$16,095	$16,421	$24,923	$18,422

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

(b)	Effective July 1, 2004, the Company completed the Hospital Services Reorganization. Revenues in the third quarter of 2004 associated with this new arrangement aggregated $10.3 million in the rehabilitation division and $9.4 million in the pharmacy division. This new arrangement reduced hospital division operating income by approximately $4.3 million while increasing rehabilitation division operating income by approximately $1.4 million and pharmacy division operating income by approximately $2.1 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$23,284	$23,706	$23,441	$22,753	$22,844	$23,529	$24,262
Health services division (a)	38,507	39,286	39,924	39,999	39,799	40,398	40,923
Rehabilitation division (a)	69	95	123	185	611	708	747
Pharmacy division	630	547	698	703	662	790	812
Corporate	64	59	62	59	59	57	61

	$62,554	$63,693	$64,248	$63,699	$63,975	$65,482	$66,805

Depreciation:
Hospital division	$7,054	$7,450	$7,684	$8,257	$8,464	$8,712	$9,139
Health services division (a)	6,122	6,249	6,346	6,409	6,615	6,796	6,901
Rehabilitation division (a)	16	20	22	25	33	37	38
Pharmacy division	517	539	561	560	530	583	603
Corporate	5,235	5,349	5,452	5,746	6,126	6,329	6,495

	$18,944	$19,607	$20,065	$20,997	$21,768	$22,457	$23,176

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$2,822	$4,133	$5,773	$13,388	$5,406	$5,177	$8,867
Health services division (a)	3,222	6,375	9,768	9,804	8,450	6,487	7,074
Rehabilitation division (a)	51	47	35	11	47	56	19
Pharmacy division	616	522	815	2,254	773	1,075	1,004
Corporate:
Information systems	3,207	5,992	4,071	8,223	2,651	4,033	4,251
Other	647	408	361	1,551	554	829	1,175

	$10,565	$17,477	$20,823	$35,231	$17,881	$17,657	$22,390

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	63	63	64	66	68	70	74
Number of licensed beds	5,076	5,098	5,129	5,219	5,323	5,474	5,647

Revenue mix % (a):
Medicare	60	59	62	63	66	64	63
Medicaid	8	8	7	8	7	8	8
Private and other	32	33	31	29	27	28	29

Admissions:
Medicare	6,612	6,346	6,053	6,681	6,900	6,816	6,675
Medicaid	648	604	670	661	715	820	796
Private and other	1,281	1,322	1,333	1,359	1,460	1,588	1,580

	8,541	8,272	8,056	8,701	9,075	9,224	9,051

Admissions mix %:
Medicare	77	77	75	77	76	74	74
Medicaid	8	7	8	7	8	9	9
Private and other	15	16	17	16	16	17	17

Patient days:
Medicare	216,266	214,116	193,069	191,904	207,052	201,580	191,383
Medicaid	31,764	32,470	31,362	29,488	27,754	29,293	30,504
Private and other	56,225	59,339	54,080	52,725	52,391	53,031	54,073

	304,255	305,925	278,511	274,117	287,197	283,904	275,960

Average length of stay:
Medicare	32.7	33.7	31.9	28.7	30.0	29.6	28.7
Medicaid	49.0	53.8	46.8	44.6	38.8	35.7	38.3
Private and other	43.9	44.9	40.6	38.8	35.9	33.4	34.2
Weighted average	35.6	37.0	34.6	31.5	31.6	30.8	30.5

Revenues per admission (a):
Medicare	$30,050	$31,594	$35,157	$30,987	$33,321	$33,397	$33,538
Medicaid	40,547	44,766	36,974	37,825	33,228	32,952	34,594
Private and other	83,449	83,830	77,860	68,870	65,054	63,384	66,366
Weighted average	38,855	40,904	42,374	37,423	38,419	38,520	39,361

Revenues per patient day (a):
Medicare	$919	$936	$1,102	$1,079	$1,110	$1,129	$1,170
Medicaid	827	833	790	848	856	922	903
Private and other	1,901	1,868	1,919	1,775	1,813	1,898	1,939
Weighted average	1,091	1,106	1,226	1,188	1,214	1,252	1,291

Medicare case mix index (discharged patients only)	N/A	N/A	N/A	1.20	1.26	1.25	1.21

Average daily census	3,381	3,362	3,027	2,980	3,156	3,120	3,000
Occupancy %	69.8	69.0	61.9	59.9	62.4	60.1	56.5

(a)	Includes income of $13.8 million in the third quarter of 2003, $2.2 million in the first quarter of 2004, $3.9 million in the second quarter of 2004 and $1.6 million in the third quarter of 2004 related to certain Medicare reimbursement issues.

N/A	– not available.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2003 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second		Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	242	242	242	242	242	242		242
Managed	7	7	7	7	7	7		7

	249	249	249	249	249	249		249

Number of licensed beds:
Owned or leased	31,361	31,192	31,187	31,193	31,193	31,189		31,170
Managed	803	803	803	803	803	803		803

	32,164	31,995	31,990	31,996	31,996	31,992		31,973

Revenue mix %:
Medicare	33	33	32	33	36	33		32
Medicaid	48	48	50	48	46	49	(a)	50
Private and other	19	19	18	19	18	18		18
Patient days (excludes managed facilities):
Medicare	391,660	391,920	387,342	388,940	423,649	400,487		377,563
Medicaid	1,662,372	1,668,785	1,718,954	1,701,819	1,642,585	1,657,812		1,701,837
Private and other	400,130	408,909	411,864	413,876	396,408	399,321		404,823

	2,454,162	2,469,614	2,518,160	2,504,635	2,462,642	2,457,620		2,484,223

Patient day mix %:
Medicare	16	16	16	16	17	16		15
Medicaid	68	68	68	68	67	68		69
Private and other	16	16	16	16	16	16		16

Revenues per patient day:
Medicare	$338	$342	$344	$364	$373	$376		$386
Medicaid	117	118	123	120	121	134	(a)	132
Private and other	189	190	190	191	198	200		197
Weighted average	164	165	168	170	177	184		181

Average daily census	27,268	27,139	27,371	27,224	27,062	27,007		27,002
Occupancy %	86.6	86.2	87.4	86.9	86.4	86.3		86.2

Rehabilitation data:
Revenue mix %:
Company-operated	N/A	N/A	N/A	N/A	70	71		76
Non-affiliated	N/A	N/A	N/A	N/A	30	29		24

Pharmacy data:
Number of institutional customer licensed beds at end of period:
Company-operated	29,804	27,566	27,886	28,280	28,188	28,164		28,476
Non-affiliated	28,365	28,848	29,507	33,127	35,102	36,385		36,671

	58,169	56,414	57,393	61,407	63,290	64,549		65,147

(a)	Includes income of $8.7 million related to prior period North Carolina provider tax program revenues. Prior period provider tax expense of $2.8 million related to this program was recorded in other operating expenses.

N/A	– not available.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/04
	2004	2005	2006	2007	2008	Thereafter	Total

Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$1,189	$5,311	$6,264	$7,338	$5,660	$12,880	$38,642	$38,642
Interest	1,031	3,778	3,143	2,399	1,646	2,376	14,373	–

	2,220	9,089	9,407	9,737	7,306	15,256	53,015	38,642
Other	16	63	67	71	76	820	1,113	1,046

	$2,236	$9,152	$9,474	$9,808	$7,382	$16,076	$54,128	$39,688

Average interest rate	10.9%	10.9%	10.9%	11.0%	10.9%	10.7%
Variable rate (a)	$–	$–	$–	$–	$–	$–	$–	$–

(a)	The Company has no outstanding variable rate long-term debt at September 30, 2004. Interest on borrowings under the Credit Facility is payable, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item  1.    Legal Proceedings

Summary descriptions of various significant legal and regulatory activities follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who issued an order on July 29, 2004, vacating the previous judge’s denial of the defendants’ motion to dismiss. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002 in the District Court and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading

PART II.    OTHER INFORMATION (Continued)

Item  1.    Legal Proceedings (Continued)

statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the District Court, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the District Court. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on October 4, 2004, the parties entered into an agreement to settle the Sommerfeld consolidated derivative action under which the Company agreed to pay $60,000 of the plaintiffs’ legal fees. Additional information concerning the terms of the settlement agreement is available on the website of the Sommerfeld plaintiffs’ counsel at www.brodsky-smith.com. In December 2004, the Jefferson Circuit Court will conduct a hearing to determine whether to approve the settlement agreement and dismiss the Sommerfeld consolidated derivative action.

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

PART II.    OTHER INFORMATION (Continued)

Item  6.    Exhibits

10.1	Amendment No. 1 to the Kindred 401(k) Plan dated July 1, 2004.

10.2	Amendment No. 1 to the Kindred & Affiliates 401(k) Plan dated July 1, 2004.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 5, 2004	/s/ PAUL J. DIAZ
Paul J. Diaz President and Chief Executive Officer

Date: November 5, 2004	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Senior Vice President and Chief Financial Officer