Form 10-K
period 2004-12-31
KINDRED HEALTHCARE INC
filed 2005-03-11
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14057

KINDRED HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1323993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

680 South Fourth Street Louisville, Kentucky	40202-2412
(Address of principal executive offices)	(Zip Code)

(502) 596-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.25 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Series A Warrants to Purchase Common Stock

Series B Warrants to Purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment of this Annual Report on Form 10-K.    ☐

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on Nasdaq on June 30, 2004, was approximately $794,637,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2005, there were 37,196,428 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2004, our hospital division operated 72 hospitals (5,569 licensed beds) in 24 states. Our health services division operated 249 nursing centers (31,973 licensed beds) in 29 states. We also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004. Our pharmacy division operated an institutional pharmacy business with 33 pharmacies in 22 states and a pharmacy management business servicing substantially all of our hospitals. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Stock Split.    On April 26, 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The new shares were distributed on May 27, 2004 to stockholders of record at the close of business on May 10, 2004. Share and per share data for all periods presented in this Annual Report on Form 10-K and in the accompanying audited consolidated financial statements have been adjusted retroactively to reflect the stock split.

Plan of Reorganization.    On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved our Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”). On April 20, 2001 (the “Effective Date”), we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of our Plan of Reorganization. In connection with our emergence, we changed our name to Kindred Healthcare, Inc. See “– Our Reorganization.”

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

Spin-off.    On May 1, 1998, Ventas, Inc. (“Ventas”) completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock (the “Spin-off”). Ventas retained ownership of substantially all of its real property and leases such real property to us. In anticipation of the Spin-off, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to our businesses as they were conducted by Ventas prior to the Spin-off.

Cautionary Statements.    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “– Cautionary Statements.”

Discontinued Operations

During 2004 and 2003, we effected certain strategic divestitures to improve our future operating results. In December 2004, we purchased for resale two hospitals formerly leased from Ventas. In July 2004, we purchased for resale three leased nursing centers from another landlord. In addition, we allowed leases on three other nursing centers to expire during 2004.

During 2003, we divested all of our Florida and Texas nursing center operations (the “Florida and Texas Divestiture”), acquired for resale eight additional nursing centers and two hospitals (collectively, the “Ventas II Facilities”) formerly leased from Ventas and completed certain other dispositions and contract terminations.

For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. At December 31, 2004, we held for sale three hospitals and three nursing centers. We expect to dispose of these facilities in 2005. See notes 2 and 3 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

During 2004, we were organized into four operating divisions: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates long-term acute care hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily to nursing centers and long-term acute care hospitals. The pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers and operates a pharmacy management business servicing substantially all of our hospitals. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiency objectives.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 72 hospitals with 5,569 licensed beds located in 24 states as of December 31, 2004. We operate the largest network of long-term acute care hospitals in the United States based on fiscal 2004 revenues of approximately $1.4 billion (before eliminations). As a result of our commitment to the long-term acute care business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s long-term acute care hospitals also provide outpatient services. Outpatient services may include diagnostic services, CT scanning, one-day surgery, laboratory, and X-ray. Effective July 1, 2004, we reorganized substantially all of our hospital pharmacy and rehabilitation departments by transferring the related personnel and operations to our pharmacy division and rehabilitation division, respectively (the “Hospital Services Reorganization”). The historical operating results of our hospital, pharmacy and rehabilitation services segments were not restated to conform with the new business alignment.

In our hospitals, we treat critically ill, medically complex patients who suffer from multiple organ system failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, metabolic brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. In particular, we have a core competency in treating patients with pulmonary disorders, wound care issues and infectious disease. Medically complex patients often are dependent on technology, such as mechanical ventilators, total parental nutrition, respiratory or cardiac monitors and dialysis machines for continued life support. Many of our patients may require ventilator care during their length of stay. During 2004, the average length of stay for patients in our hospitals was approximately 32 days. Although the hospital division’s patients range in age from pediatric to geriatric, approximately 70% of these patients are over 65 years of age.

Our hospital division patients generally have conditions which require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. Due to their severe medical conditions, these patients are not clinically appropriate for admission to a nursing center and their medical conditions are periodically or chronically unstable. Several of our hospitals also provide services such as wound care and post surgical care to patients that are less acute. By combining selected general short-term acute care services with the ability to care for medically complex patients, we believe that our long-term acute care hospitals provide our patients with high quality, cost-effective care.

Our long-term acute care hospitals employ a comprehensive program of care for their patients which draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, most of our patients receive individualized treatment plans in rehabilitation, skin integrity management and clinical pharmacology. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Hospital Division Strategy

Our goal is to be the leading operator of long-term acute care hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives. We continue to take steps to improve our quality indicators and maintain the quality of care at our hospitals, including:

•	attracting and retaining high quality professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel and to promote leadership and development training.

•	maintaining an integrated quality assurance and improvement program, administered by our chief medical officer, senior vice president of clinical operations, vice president of quality and risk management and director of quality management, which encompasses utilization review, quality improvement, infection control and risk management.

•	maintaining a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys.

•	maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations (the “Joint Commission”).

•	engaging quality councils at the divisional, regional and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

•	incorporating the clinical advice of our chief medical officer, medical advisory board and other physicians into our operational procedures.

•	monitoring licensure and certification compliance through a vice president for quality and risk management.

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based on the clinical needs of each hospital’s patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in census, and reducing the use of contract labor,

•	increasing the standardization of operating processes,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, and information systems,

•	managing pharmacy costs through the use of a medication control program and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•	Free-standing Hospitals – At December 31, 2004, we operated 58 free-standing hospitals (5,008 licensed beds) and we seek to add further free-standing hospitals in certain strategic markets. In 2004, we opened new free-standing hospitals in Corpus Christi, Texas (74 licensed beds) and Dayton, Ohio (67 licensed beds).

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate long-term acute care hospitals within the host hospital. Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These hospitals-in-hospitals (“HIHs”) also receive patients from general short-term acute care hospitals other than the host hospital. During 2004, we opened five new HIHs with a total of 181 licensed beds. We have announced the anticipated opening during 2005 of new HIHs in Ocala, Florida, which will contain 31 licensed beds, and in Oklahoma City, Oklahoma, which will contain 34 licensed beds. On August 2, 2004, the Centers for Medicare and Medicaid Services (“CMS”) announced regulatory changes applicable to long-term acute care hospitals that are operated as an HIH. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. We continue to evaluate the impact of the final regulations on our operations and are awaiting additional payment instructions to be issued by CMS. We expect that these new rules will slow the development of HIHs. However, we also believe opportunities continue for HIH development in several markets and in hospitals other than short-term acute care hospitals. See “– Governmental Regulation – Hospital Division.”

•	Same-Store Growth – We seek to expand capacity in existing hospitals based upon community demand and expanding market share. Since 2003, we have expanded existing capacity at four hospitals by 57 licensed beds.

•	Growing Through Disciplined Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. During the second quarter of 2004, we acquired a free-standing hospital in Modesto, California containing 100 licensed beds.

Expanding Breadth of Industry Leadership.    We are a leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we have developed and expanded other service areas such as wound care, post surgical care, acute rehabilitation and pain management where we believe opportunities exist to position our hospitals as centers of excellence in given markets. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services such as outpatient rehabilitation and surgery programs.

Increasing Patient Volume, Particularly Certain Higher Margin Commercial Patients.    We are implementing comprehensive sales and marketing strategies to grow same-store admissions. We generally receive higher reimbursement rates from commercial insurers than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process.

Improving Relationships with Referring Providers.    Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers. In order to maintain these relationships, we employ clinical liaisons who are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. The clinical liaisons also are responsible for educating healthcare professionals from referral sources about the unique nature of the services provided by our long-term acute care hospitals.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2004	2003	2002
Revenues	$1,398,658	$1,314,967	$1,218,424
Operating income	$328,950	$304,468	$257,574
Hospitals in operation at end of period	72	64	61
Licensed beds at end of period	5,569	5,141	4,975
Admissions	35,206	32,033	29,646
Patient days	1,119,882	1,156,395	1,155,184
Revenues per admission	$39,728	$41,050	$41,099
Revenues per patient day	$1,249	$1,137	$1,055
Average daily census	3,060	3,168	3,165
Average length of stay	31.8	36.1	39.0
Occupancy %	59.2	65.8	68.4
Assets at end of period	$515,353	$526,029	$538,171

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

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2004	70%	65%	11%	7%	19%	28%
Year ended December 31, 2003	70	62	11	8	19	30
Year ended December 31, 2002	70	60	11	9	19	31

For the year ended December 31, 2004, revenues of the hospital division totaled approximately $1.4 billion or 37% of our total revenues (before eliminations). For more information regarding the reimbursement for our services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2004:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	159	–	2	1	3
California	885	5	5	1	11
Colorado	68	–	1	–	1
Florida (1)	564	–	6	1	7
Georgia (1)	72	1	–	–	1
Illinois (1)	545	–	4	1	5
Indiana	105	–	1	1	2
Kentucky (1)	404	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	109	–	2	–	2
Michigan (1)	160	–	1	–	1
Missouri (1)	265	–	2	1	3
Nevada	184	1	1	1	3
New Jersey (1)	73	–	–	2	2
New Mexico	92	–	1	1	2
North Carolina (1)	124	–	1	–	1
Ohio	142	–	–	2	2
Oklahoma	59	–	1	–	1
Pennsylvania	229	–	2	3	5
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	852	2	6	4	12
Washington (1)	80	1	–	–	1
Wisconsin	62	1	–	–	1

Totals	5,569	11	39	22	72

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcome program which includes a review of its patient population measured against utilization and quality standards, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, our hospitals have integrated quality assessment and improvement programs administered by a director of quality management which encompasses quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

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

Hospital Division Management and Operations

Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Our hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, our hospitals have a multi-disciplinary team of healthcare professionals including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists, pharmacists, registered dietitians and social workers, to address the needs of medically complex patients.

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

A hospital chief executive supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital also employs a chief financial officer who monitors the financial matters of the hospital. In addition, each hospital employs either a chief operating officer or chief clinical officer to oversee the clinical operations of the hospital and a director of quality management to direct an integrated quality assurance program. We provide centralized services in the areas of information systems design and development, training, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to focus more time on patient care.

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

Hospital Division Competition

In each geographic market that we serve, there are general short-term acute care hospitals which provide services comparable to those offered by our hospitals. In addition, several of the markets in which the hospital division operates have other long-term acute care hospitals, some of which provide similar services to those provided by our hospital division. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

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

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective long-term care through the operation of a national network of 249 nursing centers (31,973 licensed beds) located in 29 states. We operate the third largest network of nursing centers in the United States based on our fiscal 2004 revenues of approximately $1.8 billion (before eliminations). Through our nursing centers, we provide patients and residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

Effective January 1, 2004, we reorganized our rehabilitation services business into a separate operating division by transferring our internal rehabilitation personnel from our nursing centers and consolidating them with our external rehabilitation business (the “Rehabilitation Services Reorganization”). The historical operating results of our nursing center and rehabilitation services segments were not restated to conform with the new business alignment.

At a number of our nursing centers, we offer specialized programs for residents suffering from Alzheimer’s disease and other dementias through our Reflections and Passages units. These units, which must meet specific certification criteria, provide quality care to these residents by dedicating to them discrete units run by teams of professionals that specialize in the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia, based on the specialization and size of our program for caring for these residents.

Consistent with industry trends, patients and residents admitted to our nursing centers are increasingly more acute and require a more extensive level of care. This is particularly true with our Medicare population. To appropriately care for a more frail and unstable population, we are taking steps to improve physician oversight and enhance the use of nurse practitioners.

We also monitor and enhance the quality of care at our nursing centers through the use of performance improvement committees as well as family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each facility to promote quality care. Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our accommodations, equipment, services, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Health Services Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our census and enhance our payor mix. In addition, we have implemented several initiatives to improve our quality and thereby enhance our profitability. The principal elements of our health services division strategy are:

Providing Quality, Clinical-Based Services.    The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services and enhance our ability to care for complex and higher acuity residents, we pursue initiatives to:

•	implement additional human resource programs to improve recruitment, retention, management development, succession planning and employee satisfaction,

•	expand the involvement of our medical directors and increase the use of nurse practitioners,

•	expand our therapy services, wound care, complex medical care and palliative care programs,

•	enhance our fine dining, activities and other customer service programs,

•	improve our processes to monitor and promote our resident care objectives and align financial incentives with quality care,

•	expand our Reflections and Passages units to care for residents with Alzheimer’s disease and other dementias,

•	maximize clinical outcomes by implementing the collaborative advice and recommendations of the chief medical officer, senior nursing staff and rehabilitation therapists, and

•	implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center administrators, admissions coordinators and/or the facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional and district marketing staffs. In order to increase awareness of our services and the provision of quality care, we:

•	direct a targeted marketing effort at the elderly population, which we believe is the fastest growing segment in the United States,

•	are expanding our number of admission coordinators and implementing community outreach programs,

•	offer internet access sites for each facility to increase the awareness and availability of our services,

•	are focusing our sales and marketing efforts on new service lines and specialty program development, and

•	are working to improve our relationships with existing local referral sources and identify and develop new referral sources.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. In our effort to improve operating efficiency we have:

•	centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance, and information systems,

•	implemented additional quality assurance, risk management and liability claims defense initiatives to address professional liability costs,

•	developed a management information system to aid in financial and clinical reporting as well as billing and collections, and

•	focused our efforts to hire and retain quality personnel.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2004	2003	2002
Revenues	$1,801,372	$1,659,956	$1,625,762
Operating income	$236,981	$222,121	$291,151
Nursing centers in operation at end of period:
Owned or leased	242	242	242
Managed	7	7	7
Licensed beds at end of period:
Owned or leased	31,170	31,193	31,380
Managed	803	803	803
Patient days (a)	9,880,410	9,946,571	10,033,801
Revenues per patient day (a)	$182	$167	$162
Average daily census (a)	26,996	27,251	27,490
Occupancy % (a)	86.2	86.8	86.9
Assets at end of period	$366,164	$379,435	$419,022

(a)	Excludes managed facilities.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private payment residents. Consistent with the nursing center industry, changes in the mix of the health services division’s resident population among these three categories significantly affect the profitability of our nursing center operations. Although Medicare and higher acuity residents generally produce the most revenue per patient day, profitability with respect to higher acuity residents is reduced by the costs associated with the higher level of nursing care and other services generally required by such residents. In addition, these residents usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2004	16%	33%	68%	49%	16%	18%
Year ended December 31, 2003	16	32	68	49	16	19
Year ended December 31, 2002	15	33	68	48	17	19

For the year ended December 31, 2004, revenues of the health services division totaled approximately $1.8 billion or 48% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2004:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	588	–	3	1	–	4
Arizona	823	–	5	1	–	6
California	2,262	4	11	3	1	19
Colorado	695	–	4	1	–	5
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	1,053	1	5	1	–	7
Idaho	862	1	8	–	–	9
Indiana	4,372	–	15	13	–	28
Kentucky (1)	1,707	1	11	2	–	14
Louisiana (1)	305	–	–	1	1	2
Maine (1)	779	–	10	–	–	10
Massachusetts (1)	3,499	–	27	2	3	32
Missouri (1)	220	–	–	2	–	2
Montana (1)	331	–	2	–	–	2
Nebraska (1)	163	–	1	–	–	1
Nevada	180	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,764	–	19	4	–	23
Ohio (1)	1,992	–	11	4	–	15
Oregon (1)	254	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	2,500	–	4	12	–	16
Utah	740	–	5	–	1	6
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	989	1	9	–	–	10
Wisconsin (1)	1,953	–	11	1	–	12
Wyoming	451	–	4	–	–	4

Totals	31,973	8	186	48	7	249

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director/administrator who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator (responsible for employee training), activities director, social services director and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our facilities with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance and accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies and permits facility staff to focus on the delivery of high quality nursing services.

Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into four geographic regions, each of which is headed by an operational senior vice president. These four operational senior vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are managed by the division’s chief medical officer and senior vice president of clinical operations. Regional and/or district staff support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance, sales and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by performance improvement committees as well as family satisfaction surveys. These committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit the nursing centers in their respective areas periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and in the surveys families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote quality resident care.

The health services division provides training programs for nursing center administrators, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

Health Services Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, their location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors are located in facilities that are newer than those we operate and may provide services that we do not offer. The industry includes government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to such residents are based generally on fixed rates), there is significant price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services primarily in long-term care settings, but our customers also include hospitals, school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers, including the hospitals and nursing centers that we operate. We provide rehabilitative services to 383 nursing centers, 76 hospitals and 68 other locations in 38 states under the name “Peoplefirst Rehabilitation.” Approximately 73% of the rehabilitation division’s revenues in 2004 were generated from contracts with our hospitals and nursing centers.

Our rehabilitation division employs over 5,000 therapists and had revenues of approximately $228 million (before eliminations) in 2004. We are organized into four geographic regions with significant customer concentrations in the southeast.

On January 1, 2004, we reorganized our rehabilitation services business into a separate operating division by completing the Rehabilitation Services Reorganization. On July 1, 2004, the rehabilitation division began providing services to our hospital division as part of the Hospital Services Reorganization. Internal personnel from the hospital division were transferred to the rehabilitation division in conjunction with the Hospital Services Reorganization. The historical operating results of our nursing center, hospital and rehabilitation services segments have not been restated to conform with these new business alignments.

Our rehabilitation division provides contract therapy services, including physical, occupational and speech therapies, to residents and patients of the nursing centers, assisted living facilities and hospitals. In addition to the standard physical, occupational and speech therapies we offer, we provide specialized rehabilitation programs designed to meet the specific needs of the residents and patients we serve. Our specialized care programs are designed to deal with dementias and Alzheimer’s disease, wound care, pain management, and pulmonary therapies. Other programs we offer include fall prevention and continence improvement.

We also provide our customers with the clinical expertise necessary to facilitate positive outcomes for their residents and patients. Clinical services we provide to our customers include medical record completion and documentation review, clinical audit processes, updates regarding reimbursement changes and clinical care strategies. We also offer our customers various marketing and management services to help strengthen their rehabilitation programs, including invoicing systems, reimbursement specialists and a claims tracking system.

We believe that outsourcing of therapy services allows our customers to fulfill the continuing need for full-time and part-time therapists and also offers our customers the ability to improve the quality of care provided to their residents and patients.

Rehabilitation Division Strategy

Our goals are to be a leading provider of contract rehabilitation services in the markets we serve and to increase our market share through the expansion of our rehabilitation programs, quality initiatives, and clinical, compliance and recruiting efforts. Our strategies for achieving these goals include:

Maintaining Quality Care and Customer Satisfaction.    Our rehabilitation division is committed to providing effective and efficient care to the residents and patients of the nursing centers, assisted living facilities and hospitals that we serve. In this regard, we have taken the following measures to improve the operating efficiency of our customers and to enhance and maintain the quality of care provided to their residents and patients:

•	We have developed specialized programs to promote the quality initiatives of our customers, including Alzheimer’s disease and other dementia programs, pain management and pulmonary therapies.

•	We promote the competencies of our therapists by providing formal training and implementing best practices.

•	We take an integrated approach of delivering our services as a key member of the customer’s interdisciplinary care team.

•	We have developed a proprietary nationwide clinical tracking system that allows us to access clinical documentation, provide quality assurance, identify industry trends, track patient outcomes and streamline invoicing and managing reporting.

Effective Recruiting and Retention of Qualified Therapists.    We believe that in order to provide the most effective and efficient care to the patients and residents we serve we must recruit and retain qualified therapists. We offer competitive incentive and recognition programs as well as continuing education opportunities to enhance quality patient care and the personal knowledge, growth and satisfaction of our therapists. We also are implementing several strategies to improve the effectiveness and speed of recruiting to enhance available revenue opportunities and support new contract growth.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the expansion of rehabilitation programs for the customers we currently serve and the development of additional external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We intend to increase our market share by demonstrating that the quality clinical care and strong customer services provided by Peoplefirst Rehabilitation will promote the quality and clinical objectives of our customers.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues
Company-operated	$165,987	$–	$–
Non-affiliated	62,439	43,483	34,296

	$228,426	$43,483	$34,296

Operating income (loss)	$31,431	$(1,763)	$(262)
Number of customer contracts:
Company-operated	317	–	–
Non-affiliated	210	216	243
Assets at end of period	$7,701	$8,009	$3,691

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for its services from the nursing centers, assisted living facilities and hospitals that we serve. The payments are based on negotiated patient per diem rates or a negotiated fee schedule based on the types of services rendered. For the year ended December 31, 2004, revenues of the rehabilitation division totaled approximately $228 million or 6% of our total revenues (before eliminations). As a provider of services to other healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and price for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2004:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	4	–	–	4	–
Arizona	3	–	6	–	–	9	–
Arkansas	–	–	–	2	–	–	2
California	11	3	19	13	–	30	16
Colorado	1	–	5	–	–	6	–
Connecticut	–	–	7	9	–	7	9
Florida	7	–	–	21	21	7	42
Georgia	1	–	7	8	–	8	8
Idaho	–	2	9	–	7	9	9
Illinois	5	1	–	1	5	5	7
Indiana	3	1	28	1	10	31	12
Iowa	–	1	–	–	–	–	1
Kentucky	2	1	14	10	1	16	12
Louisiana	1	–	1	–	–	2	–
Maine	–	–	10	3	–	10	3
Massachusetts	2	–	35	3	5	37	8
Michigan	1	–	–	–	–	1	–
Missouri	3	–	2	–	–	5	–
Mississippi	–	–	–	1	–	–	1
Montana	–	–	2	–	1	2	1
Nebraska	–	–	1	–	–	1	–
Nevada	3	–	2	1	1	5	2
New Hampshire	–	–	3	–	1	3	1
New Mexico	2	–	–	–	–	2	–
North Carolina	1	–	23	43	1	24	44
Ohio	–	–	15	1	1	15	2
Oklahoma	1	–	–	–	–	1	–
Oregon	–	–	2	–	–	2	–
Pennsylvania	3	–	1	–	4	4	4
Rhode Island	–	–	2	–	–	2	–
Tennessee	1	–	16	–	–	17	–
Texas	12	–	–	7	2	12	9
Utah	–	–	6	–	4	6	4
Vermont	–	–	2	4	–	2	4
Virginia	–	–	4	2	–	4	2
Washington	1	–	10	1	1	11	2
Wisconsin	1	–	12	–	–	13	–
Wyoming	–	2	4	–	3	4	5

Totals	65	11	252	131	68	317	210

Sales and Marketing

The rehabilitation division’s marketing and sales strategy focuses on the outsourcing needs of long-term care facilities and hospitals by emphasizing the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we can provide. The rehabilitation division’s new business efforts are led by the vice president of business development and five directors of business development in geographically defined regions.

Rehabilitation Division Management and Operations

Each of our rehabilitation programs is customized to meet the needs of our customers and their residents and patients. Generally, an on-site program manager who is also a therapist leads our rehabilitation programs and reports to an area rehabilitation director who has responsibility for the overall management of eight to twelve facilities.

The senior vice president of rehabilitation services manages the rehabilitation division. A regional rehabilitation director, each of whom reports to the senior vice president of rehabilitation services, leads each region. The division’s vice president of clinical services manages clinical issues and quality concerns of the rehabilitation division. We provide centralized services for the division in the areas of information systems, training, reimbursement expertise, legal advice, technical accounting support, and purchasing. We believe that this centralization improves efficiency and allows rehabilitation staff to focus on providing quality customer service.

Rehabilitation Division Competition

In each geographic market that we serve, there are national, regional and local rehabilitation service providers that provide services comparable to those offered by us. Some of our competitors may have greater financial and other resources and may be more established than us in the markets in which we compete. In addition, many long-term care facilities and hospitals may not elect to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes on its reputation for providing quality service, pricing and clinical expertise.

PHARMACY DIVISION

Our pharmacy division operates an institutional pharmacy business servicing long-term care facilities and a pharmacy management business servicing substantially all of our hospitals. Our pharmacy business provides a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers and hospitals that we operate. We primarily operate 33 institutional pharmacies in 22 states that serve approximately 66,200 patients and residents of long-term care facilities. We serve 729 facilities including skilled nursing centers (including 225 Kindred nursing centers), assisted living facilities, psychiatric hospitals and other institutional healthcare facilities. Over the past three years, we have increased substantially the number of non-affiliated beds we serve.

On July 1, 2004, the pharmacy division began providing pharmacy management services to our hospital division as part of the Hospital Services Reorganization. Internal pharmacy personnel from the hospital division were transferred to the pharmacy division in conjunction with the realignment of these services.

Our pharmacy division is the fourth largest institutional pharmacy company in the United States based on fiscal 2004 revenues of approximately $360 million (before eliminations). We are organized into five geographic regions with significant bed concentrations in California, Florida, Indiana, Massachusetts, North Carolina and Tennessee.

The pharmacy division’s core business is providing pharmaceutical dispensing services to residents of nursing centers and assisted living facilities. We purchase, repackage and dispense pharmaceuticals, both prescription and non-prescription, in accordance with physician orders and deliver such medication to the healthcare facility for administration to the resident. We typically service facilities within a 120-mile radius of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery and/or consultation.

Computerized resident medical records and documentation are critical to our distribution system. We can provide computerized physician orders and medication administration records for each resident on a monthly basis as requested. Data from these records are formulated into monthly management reports on resident care and quality assurance. This system improves efficiency in nursing time, reduces drug waste and lowers adverse drug reactions.

The pharmacy division also provides various supplemental healthcare services that complement our core pharmacy services. Federal and state regulations mandate that long-term care facilities maintain and improve the quality of resident care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The federal Omnibus Budget Reconciliation Act of 1987, as amended (“OBRA”), further standardized care by mandating additional standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Our clinical pharmacists work closely with the nursing staff and facility medical directors to ensure compliance with these regulations. We also offer a number of programs that assist long-term care facilities in enhancing care, reducing costs and complying with federal and state regulations.

Pharmacy Division Strategy

Our goal is to remain a highly reliable and efficient provider of institutional pharmacy services, which will enable us to expand our market share. Our strategies for achieving this goal include:

Maintaining Focus on Customer Satisfaction.    The pharmacy division differentiates its operations by focusing on supplying our customers with the most effective medication delivered in a timely manner. We have remained flexible to meet our customers’ needs while offering the same services as larger providers. We also are implementing a customer services program to improve our customer satisfaction.

Improving Operating Efficiency.    The pharmacy division is focused on improving operating efficiencies and controlling costs. To improve our operating efficiency, we:

•	have implemented management information systems that allow us to maintain service standards, achieve regulatory compliance and navigate the rapidly changing billing complexities of individual state Medicaid programs,

•	strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers, and

•	are initiating programs to reduce turnover and leverage newly expanded recruiting resources.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the development of additional pharmacies and the continued expansion of our services in existing markets:

•	New Pharmacies – During 2004, we opened two new pharmacies and anticipate opening two to four new pharmacies in 2005 to service new customers and markets.

•	External Pharmacy Business – During the past three years, we have increased the non-affiliated beds we service by approximately 52% and are aggressively pursuing continued growth in this area. We continue to devote appropriate resources to promote same-store growth.

•	Growing Through Disciplined Acquisitions – We look to acquire local or regional institutional pharmacy providers to expand our market penetration. During 2004, we acquired an institutional pharmacy business in Iowa servicing approximately 1,400 customer beds. During the first quarter of 2005, we acquired an institutional pharmacy business in Pennsylvania servicing approximately 7,800 customer beds and entered into an agreement to acquire an institutional pharmacy business in California servicing approximately 7,300 customer beds.

•	Expand our Pharmacy Management Services – As a result of the Hospital Services Reorganization, the pharmacy division provides pharmacy management services primarily to our hospitals and to a small number of unaffiliated hospitals. During 2005, we intend to develop a platform to grow our pharmacy management services contracts with unaffiliated hospitals.

Selected Pharmacy Division Operating Data

The following table sets forth certain operating and financial data for the pharmacy division (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues	$360,035	$272,433	$241,739
Operating income	$37,062	$26,493	$22,681
Institutional pharmacies in operation at end of period	33	30	30
Number of customer licensed beds at end of period:
Company-operated	28,634	28,280	29,966
Non-affiliated	37,561	33,127	28,873

Total	66,195	61,407	58,839

Assets at end of period	$60,146	$43,198	$43,085

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

The following table sets forth the approximate percentages of revenues derived from the payor sources indicated:

	Year ended December 31,
	2004	2003	2002
Medicare	21%	23%	21%
Medicaid	50	52	52
Private and other	29	25	27

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

In most states, Medicaid reimbursement is based on a discount from the “average wholesale price” plus a dispensing fee. Under the federal prospective payment system for nursing centers, Medicare Part A reimburses nursing centers on a fixed dollar per day basis for care (including the cost of pharmaceuticals) provided to residents in various acuity levels.

In December 2003, Congress enacted the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit under new Medicare Part D. On January 21, 2005, CMS issued final regulations on Medicare Part D. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents. See “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

For the year ended December 31, 2004, revenues of the pharmacy division totaled approximately $360 million or 9% of our total revenues (before eliminations). For more information regarding the reimbursement for our pharmacy services, see “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

Pharmacy Locations

The following table lists by state the number of institutional pharmacies we operated as of December 31, 2004. All of our pharmacy locations are leased.

State	Institutional pharmacies	Approximate square footage	Institutional beds serviced
Alabama	1	5,000	840
Arizona	1	3,550	2,231
California	4	34,750	13,699
Colorado	1	2,700	955
Connecticut	1	2,500	1,016
Florida	3	18,550	7,659
Georgia	1	6,350	282
Idaho	1	5,750	1,499
Indiana	2	20,550	6,177
Iowa	1	3,450	1,383
Maine	1	4,800	2,472
Massachusetts	1	12,950	5,603
Montana	1	300	223
Nevada	2	10,850	1,862
New Hampshire	1	7,500	1,117
North Carolina	3	20,000	4,593
Ohio	1	10,100	2,489
Tennessee	3	19,350	7,429
Utah	1	8,000	1,093
Virginia	1	7,950	824
Washington	1	2,800	1,063
Wisconsin	1	9,150	1,686

Totals	33	216,900	66,195

Sales and Marketing

The pharmacy division’s new business efforts are led by a vice president of sales and marketing and regional sales executives. Each sales executive is assigned to individual pharmacies within one of our five geographic regions and works closely with the pharmacy managers to understand the needs and opportunities in the local markets.

Historically, the pharmacy division’s strategy has primarily focused on adding beds from smaller independent nursing facilities or small regional chains rather than focusing on national chains. In 2003, as a result of newly identified opportunities, we created a director of national accounts position to pursue these larger group customer opportunities. These new opportunities usually develop because of service issues with a facility’s current pharmacy provider. The pharmacy division’s selling strategy emphasizes building relationships with facility level management, particularly the administrator and the director of nursing of the nursing center.

Although price is always a significant consideration, we believe that timely and effective service is a critical element in selecting a pharmacy provider. The pharmacy division is focused on remaining flexible to handle individual customer demands, while maintaining and increasing our capacity to offer a complete breadth of services comparable to that of our larger competitors.

Pharmacy Management Business

Effective July 1, 2004, we completed the Hospital Services Reorganization under which the pharmacy personnel related to our hospital division were transferred to the pharmacy division. Under this arrangement, the pharmacy division provides pharmacy management services primarily to our hospitals and to a limited number of unaffiliated hospitals. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. The pharmacy division also works with the hospitals to obtain and maintain applicable regulatory licenses, certifications and accreditations.

Pharmacy Division Management and Operations

Each of our pharmacy locations employs licensed pharmacists to meet the dispensing and consulting needs of our customers. A pharmacy manager is responsible for managing the day to day operations of each of our pharmacies, including financial oversight as well as clinical and quality management. We provide centralized services in the areas of information systems, training, reimbursement expertise, legal advice, technical accounting support, purchasing and facilities management to each of our pharmacies. We believe that this centralization improves efficiency and allows pharmacy staff to focus on providing quality customer service.

A divisional president, chief operating officer and a chief financial officer manage the pharmacy division. Each region is headed by a regional director of pharmacy operations, each of whom reports to the chief operating officer. The clinical issues and quality concerns of the pharmacy division are managed by the division’s vice president of clinical services.

Pharmacy Division Competition

As of December 31, 2004, our pharmacies served customers in geographic markets that are generally defined as a 120-mile radius of our pharmacy locations. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies which provide services comparable to those offered by our pharmacies. Some of our competitors may have greater financial and other resources and may be more established than our pharmacies in the markets in which we compete. The institutional pharmacy market is dominated by three large providers: Omnicare, Inc., PharMerica (a subsidiary of AmerisourceBergen) and NeighborCare, Inc. Together, these three companies account for more than half of the institutional pharmacy market. The remaining market is highly fragmented and is primarily comprised of smaller independent providers.

We believe our institutional pharmacies generally compete on service, pricing and clinical expertise.

OUR REORGANIZATION

As a result of decreased Medicare and Medicaid reimbursement rates introduced by the Balanced Budget Act of 1997 (the “Balanced Budget Act”) and other issues associated with our Company, we were unable to meet our then existing financial obligations, including rent payable to Ventas and debt service obligations under our then existing indebtedness. Accordingly, on September 13, 1999, we filed voluntary petitions for protection under the Bankruptcy Code. On March 1, 2001, the Bankruptcy Court approved our Plan of Reorganization. From the date of our bankruptcy filing until we emerged from bankruptcy on April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

Pursuant to our Plan of Reorganization, on the Effective Date of the Plan of Reorganization:

•	we issued to certain claimholders, including senior creditors and Ventas, in exchange for their claims:

•	an aggregate of $300 million of our former senior secured notes,

•	an aggregate of 30,000,000 shares of our common stock (as adjusted for the 2-for-1 stock split distributed in May 2004),

•	an aggregate of 2,000,000 Series A warrants, and

•	an aggregate of 5,000,000 Series B warrants,

•	we entered into a new $120 million revolving credit facility for working capital and other general corporate purposes,

•	we entered into amended and restated master lease agreements with Ventas covering 210 of the nursing centers and 44 of the hospitals that we operated,

•	we entered into a registration rights agreement with Ventas and each holder of 10% or more of our common stock following the exchange described above, providing such holders with certain shelf, demand and “piggy-back” registration rights, and

•	our then existing senior indebtedness and debt and equity securities were canceled.

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

MASTER LEASE AGREEMENTS

Under our Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right in December 2001 with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing. In September 2004, Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of one hospital and seven nursing centers (“Master Lease No. 1A”). The CMBS Lease and Master Lease No. 1A are in substantially the same form as the other Master Leases with certain modifications requested by Ventas’s lenders and required to be made by us pursuant to the Master Leases.

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as, the “Master Lease Agreements.”

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

From the effective date of the Master Lease Agreements through April 30, 2004, base rent equaled the current rent. Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $183 million. For the period from May 1, 2001 through April 30, 2004, annual aggregate base rent payable in cash escalated at an annual rate of 3 1/2% over the prior period base rent if certain revenue parameters were obtained. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $182 million for the year ended December 31, 2004, $186 million for the year ended December 31, 2003, and $184 million for the year ended December 31, 2002.

Each Master Lease Agreement provides for rent escalations beginning May 1, 2004 and each May 1 thereafter, if the patient revenues for the leased properties meet certain criteria measured upon the preceding calendar year revenues. As such, the annual aggregate base rent will escalate at an annual rate of 3 1/2%. As a result of the amendments to the Master Lease Agreements entered into in connection with the transactions with Ventas in 2003, all annual rent escalators will be payable in cash.

Reset Rights

Ventas has a one-time option to reset the rent and the related rent escalators under each of the Master Lease Agreements to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a notice to us proposing the Fair Market Rental (as described below) for the balance of the lease term (the “Reset Proposal Notice”). If we and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, we and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending us a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay us a reset fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements.

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

As discussed above, under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Leases.

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

Events of Default

Under each Master Lease Agreement, an “Event of Default” will be deemed to occur if, among other things:

•	we fail to pay rent or other amounts within five days after notice,

•	we fail to comply with covenants, which failure continues for 30 days or, so long as diligent efforts to cure such failure are being made, such longer period (not over 180 days) as is necessary to cure such failure,

•	certain bankruptcy or insolvency events occur, including filing a petition of bankruptcy or a petition for reorganization under the Bankruptcy Code,

•	an event of default arises from our failure to pay principal or interest on any indebtedness exceeding $50 million,

•	the maturity of any indebtedness exceeding $50 million is accelerated,

•	we cease to operate any leased property as a provider of healthcare services for a period of 30 days,

•	a default occurs under any guaranty of any lease or the indemnity agreements with Ventas,

•	we or our subtenant lose any required healthcare license, permit or approval or fail to comply with any legal requirements as determined by a final unappealable determination,

•	we fail to maintain insurance,

•	we create or allow to remain certain liens,

•	we breach any material representation or warranty,

•	a reduction occurs in the number of licensed beds in a facility, generally in excess of 10% (or less than 10% if we have voluntarily “banked” licensed beds) of the number of licensed beds in the applicable facility on the commencement date (a “licensed bed event of default”),

•	Medicare or Medicaid certification with respect to a participating facility is revoked and re-certification does not occur for 120 days (plus an additional 60 days in certain circumstances) (a “Medicare/Medicaid event of default”),

•	we become subject to regulatory sanctions as determined by a final unappealable determination and fail to cure such regulatory sanctions within the specified cure period for any facility,

•	we fail to cure a breach of any permitted encumbrance within the applicable cure period and, as a result, a real property interest or other beneficial property right of Ventas is at material risk of being terminated, or

•	we fail to cure the breach of any of the obligations of Ventas as lessee under any existing ground lease within the applicable cure period and, if such breach is a non-monetary, non-material breach, such existing ground lease is at material risk of being terminated.

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

Transactions with Ventas

In December 2004, we acquired two hospitals from Ventas. In the transaction, we paid $21 million to purchase the facilities and $0.5 million in lease termination fees. The annual rent of approximately $1 million on these facilities terminated on the closing of the transaction.

In June 2003, we acquired 15 Florida nursing centers and one Texas nursing center from Ventas for approximately $60 million and a $4 million lease termination fee. In addition, we amended the Master Lease Agreements to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements. The annual rent of approximately $9 million on the acquired facilities terminated upon the closing of the purchase transaction.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet. During 2004 and 2003, we paid $4 million and $2 million, respectively, of principal and $4 million and $2 million, respectively, of interest to Ventas under this arrangement.

In December 2003, we acquired the Ventas II Facilities (eight nursing centers and two hospitals). In connection with this transaction, we paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

GOVERNMENTAL REGULATION

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “– Hospital Division – Sources of Hospital Revenues,” “– Health Services Division – Sources of Nursing Center Revenues,” “– Rehabilitation Division – Sources of Rehabilitation Division Revenues” and “– Pharmacy Division – Sources of Pharmacy Revenues.”

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs. In addition, we cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations or liquidity. See “– Cautionary Statements – Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. We vigorously contest such sanctions where appropriate; however, these cases can involve significant legal expense and consume our resources.

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

HIPAA’s security regulations were finalized in February 2003. We will be required to comply with the HIPAA security regulations by April 20, 2005. The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. We have already taken several measures to comply with the HIPAA security regulations. Our HIPAA compliance committee oversees these efforts and we anticipate being in compliance with the HIPAA security regulations by April 20, 2005.

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

Certificates of Need and State Licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 12 states and nursing centers in 20 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our hospitals or nursing centers, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

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

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2004, 68 hospitals operated by the hospital division were certified as Medicare long-term acute care providers and one hospital has a pending Medicare certification. In addition, 61 hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

In addition, CMS is currently evaluating various certification criteria for designating a hospital as a long-term acute care hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as long-term acute care hospitals or may need to adjust their operations.

Joint Commission on Accreditation of Health Care Organizations.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2004, all of the hospitals operated by the hospital division were accredited by the Joint Commission or are in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may purchase, lease or otherwise acquire in the future.

Peer Review.    Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of hospitals and services. A quality improvement organization may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program. Denials by quality improvement organizations historically have not had a material adverse effect on the hospital division’s operating results.

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system. At December 31, 2004, we held for sale three hospitals operated as general short-term acute care facilities that were subject to the short-term acute care hospital prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups (“DRGs”). The DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Accordingly, the short-term prospective payment system creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. Hospitals that are certified by Medicare as general long-term acute care hospitals are excluded from the short-term prospective payment system. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long-term acute care hospitals.

Medicare Reimbursement of Long-term Acute Care Hospitals – The Medicare payment system for long-term acute care hospitals has changed from a reasonable-cost based payment system to a prospective payment system specifically for long-term acute care hospitals. On August 30, 2002, CMS issued final regulations for this prospective payment system for long-term acute care hospitals (“LTAC PPS”) that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system did not become effective for all but two of our long-term acute care hospitals until September 1, 2003.

LTAC PPS is based upon discharged-based DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in the new system: (a) short stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs plus 20%, or (3) the full DRG payment; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold per discharge.

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a long-term acute care hospital to another healthcare setting and are subsequently re-admitted to the long-term acute care hospital. The LTAC PPS payment rates also are subject to annual adjustments.

This system maintains long-term acute care hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as long-term acute care hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based on all patient discharges.

As previously noted, this system became effective for cost reporting periods beginning after October 1, 2002. As an alternative to the immediate adoption of LTAC PPS, long-term acute care hospitals could elect to phase in the new system over five years. These phase-in provisions have enabled providers to make the necessary operational changes over the next several years to support a smooth clinical and financial transition to the new payment system. Currently, all of our long-term acute care hospitals are paid the full federal rates under LTAC PPS.

Prior to the implementation of LTAC PPS, our hospitals received interim cash payments as a result of submitting interim and final patient bills twice each month. Under LTAC PPS, a provider will choose one of two methods of receiving interim cash payments: (1) by billing each patient at the earlier of the time of discharge or 60 days from the time of admission or (2) by electing a periodic interim payment methodology which estimates the total annual LTAC PPS reimbursement by hospital and converts that amount into a bi-weekly cash payment. We have elected the periodic interim payment method. In addition, each hospital must comply with regulations established by CMS regarding the timing and accuracy of claims submissions to maintain its eligibility to receive periodic interim payments.

We cannot predict the ultimate long-term impact of LTAC PPS. Based upon our experience to date, we believe that LTAC PPS may have a positive impact on our hospital operating results primarily due to expected reductions in average length of stay and more efficient delivery of healthcare services. These estimates are based upon current patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. As a result of these uncertainties, we cannot assure you that we will continue to experience a positive impact from LTAC PPS. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors.

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

Recent Developments – On August 2, 2004, CMS announced regulatory changes applicable to long-term acute care hospitals that are operated as an HIH. These regulatory changes also apply to free-standing LTACs located within 250 yards of an acute care hospital. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural and urban medical centers.

The final rule establishes a four-year transition period. In the first year (for cost report periods beginning on or after October 1, 2004), HIHs are not subject to the Medicare payment limitation as long as the percent of Medicare admissions from the host hospital during the cost reporting period are less than the percentage of Medicare admissions from the host hospital for the fiscal 2004 cost reporting period (the “Base Year Percentage”). In the second year, the admission threshold will be the lesser of (a) the Base Year Percentage or (b) 75%. The third year admission threshold will be the lesser of (a) the Base Year Percentage or (b) 50% and the final year admission threshold will limit Medicare admissions from the host hospital to 25%. For ten of our HIHs, the first year of transition would not begin until September 1, 2005 because of their respective cost reporting periods.

Patients transferred once they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. The final rules allow HIHs that were under development to qualify for the four-year transition if the HIH is certified as an acute care hospital before October 1, 2004 and is designated as a long-term acute care hospital before October 1, 2005. HIHs certified after October 1, 2004 will be subject to the 25% admission threshold immediately.

If the HIH’s admissions from the host hospital exceed 25% (or the applicable transition percentages) in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under the prospective payment system for short-term acute care hospitals.

We continue to evaluate the impact of the final regulations on our operations and await additional payment and regulatory instructions to be issued by CMS. We do not believe that the new rules will significantly impact our ongoing operations. We also are considering the impact of the final regulations as we pursue HIH development activities.

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

We believe that substantially all of our nursing centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, the nursing centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing center’s plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against the nursing center, including the imposition of fines, temporary suspension of admission of new residents to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center’s license.

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

Various legislative and regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balanced Budget Refinement Act (the “BBRA”) was enacted. Beginning on April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on certain therapy limitations for nursing center patients covered under Medicare Part B. From October 1, 2000 through September 30, 2002, the BBRA increased all PPS payment categories by 4%.

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised resource utilization grouping (“RUG”) payment system is established by CMS. The White House Administration previously announced that it will delay the establishment of a revised RUG classification system until 2005. On February 7, 2005, the White House Administration released its budget proposal for fiscal year 2006, proposing, among other things, to proceed with the refinement of the RUGs payment system. The proposed budget estimates that RUGs refinement will result in an annual savings to Medicare of approximately $1.5 billion in fiscal year 2006 and $10.1 billion over five years. The White House

Administration has not yet proposed a regulation to implement RUGs refinement and we cannot anticipate when RUGs refinement may be implemented. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $36 million and $33 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over a five-year period. Under BIPA, the nursing component for each RUG category increased by 16.66% over the existing rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also provided some relief from scheduled reductions to the annual inflation adjustments to the RUG payment rates through September 2002.

BIPA also extended the two-year moratorium on outpatient therapy limitations for nursing center patients under the BBRA through December 31, 2002. In February 2003, CMS instructed fiscal intermediaries to apply the therapy limitations for all outpatient rehabilitation services provided by skilled nursing centers in a prospective manner beginning with claims submitted for dates of service on or after July 1, 2003. In July 2003, CMS announced a delay in the implementation of the therapy limitations until September 1, 2003. For each subsequent year, the therapy limitation will be effective for the entire calendar year. The MMA further delayed implementation of these therapy limitations through calendar year 2005.

Our nursing centers received reimbursement under the BBRA (including amounts related to the 20% upward adjustment discussed above) of approximately $39 million, $36 million, and $45 million in 2004, 2003 and 2002, respectively. Revenues associated with BIPA aggregated approximately $28 million in 2002.

As previously discussed, certain Medicare reimbursement provisions under the BBRA and BIPA expired on October 1, 2002. Accordingly, Medicare reimbursement to our nursing centers declined by approximately $35 per patient day or $42 million per year in 2004 and 2003 compared to 2002.

In August 2003, CMS published a final rule implementing a 3.26% correction to the market basket adjustment to increase Medicare payment rates beginning on October 1, 2003. In addition, a 3% market basket increase also became effective on October 1, 2003. As a result, Medicare reimbursement to our nursing centers increased by approximately $19 per patient day or $30 million in 2004 and $7 million in the fourth quarter of 2003.

Beginning January 1, 2006, the MMA will implement a major expansion of the Medicare program through the introduction of a prescription drug benefit under new Medicare Part D. Under Medicare Part D, dual eligible patients will have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

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

As noted above, the MMA also will impact payments made by Medicaid programs for pharmaceuticals for certain dual eligible residents. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

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

The White House Administration also has proposed certain modifications to the federal component of Medicaid and other changes that could result in decreased reimbursement for services provided at our nursing centers.

Private Payment – The health services division seeks to maximize the number of private payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Private payment residents typically have financial resources (including insurance coverages) to pay for their monthly services and do not rely on government programs for support. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

Rehabilitation Division

General Regulations.    The rehabilitation division is subject to various federal and state regulations. Therapists and other healthcare professionals we employ are required to be individually licensed or certified under applicable state law. We take measures to ensure that our therapists and other healthcare professionals are properly licensed. In addition, we require our therapists and other employees to participate in continuing education programs. The failure to obtain, retain or renew any required license or certifications by our therapists, our other healthcare professionals or us could adversely affect our operations, including our financial results.

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the antifraud and anti-kickback laws discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit business corporations from practicing therapy services through therapists directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospital and other providers participating in Medicare, Medicaid and other federal healthcare programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of Rehabilitation Division Reimbursement

The rehabilitation division receives payment for its services from the skilled nursing centers, assisted living facilities and hospitals that we serve. The payments are based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

As noted above, various federal and state laws and regulations govern reimbursement to long-term care facilities, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties, which could adversely affect our operations, including our financial results. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services. The White House Administration also has proposed certain modifications to the federal component of Medicaid and other changes that could result in decreased reimbursement for services provided at nursing centers. Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and have a material adverse effect on our rehabilitation revenues and growth.

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

States generally require that the state board of pharmacy license a pharmacy operating within the state. Such licensure typically also applies to states where the operator does not have a pharmacy but delivers prescription pharmaceuticals to patients or residents across state lines. At December 31, 2004, we maintained the necessary licenses for each pharmacy we operate. In addition, our pharmacies are registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances. In addition, we believe that we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

Federal law and regulations contain a variety of requirements relating to the supply of prescription drugs under Medicaid. States are given authority, subject to certain standards, to limit or specify conditions for the coverage of certain drugs. Federal Medicaid law also establishes standards affecting pharmacy practice (including requirements for resident counseling, drug utilization and regimen reviews for Medicaid residents) and imposes requirements relating to prescription drugs furnished to Medicaid residents (including the establishment of “upper limits” on payment levels). Moreover, states have substantial discretion to set administrative, coverage, eligibility, and payment policies under their state Medicaid programs. Some states have enacted “freedom of choice” or “any willing provider” requirements, which may prohibit a nursing center from requiring their residents to purchase pharmacy or other ancillary services or supplies from a particular provider. Such laws may increase the competition that we face in providing services to residents of long-term care facilities.

The Medicare and Medicaid programs establish certain requirements for participation of providers and suppliers in the programs. Nursing centers and suppliers of medical equipment and supplies (which pass along a portion of their reimbursement to our institutional pharmacy division) are subject to specified standards.

Overview of Pharmacy Division Reimbursement

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The pharmacy division derives a substantial portion of its annual revenue from state Medicaid programs and from skilled nursing centers for residents covered by Medicare Part A. The balance is comprised of private pay, insurance and other payors (including managed care). The healthcare industry is experiencing the effects of cost containment efforts by federal and state governments and other third party payors to control utilization of pharmaceuticals and negotiate reduced payment schedules with providers. These cost containment measures, combined with increased pricing pressure from managed care payors and other customers, generally have resulted in reduced rates of reimbursement for the products and services we provide.

The sources and amounts of our revenues will be determined by a number of factors, including the case mix of our customers’ residents and the rates of reimbursement among payors. Changes in the case mix of the residents as well as the payor mix among private pay, Medicare and Medicaid may affect our profitability.

The Medicare program currently consists of three parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C. Under Medicare Part B, we are entitled to payment for products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs. In December 2003, Congress enacted the MMA, which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit under new Medicare Part D. As discussed below, the MMA, through Medicare Part D, will provide coverage for prescription drugs that are not otherwise covered by Medicare Part A or Part B.

Until the implementation of Medicare Part D on January 1, 2006, the reimbursement rates for pharmacy services under Medicaid will continue to be determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally have provided for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including the requirements related to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, we bill the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organization. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services are priced at the lower of “usual and customary” charges or costs (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.

Beginning in June 2004 and until Medicare Part D is effective, Medicare beneficiaries can receive assistance with their outpatient prescription drug costs through a new prescription drug discount card program, which gives enrollees access to negotiated discount prices for prescription drugs.

Under the new prescription drug benefit, effective as of January 1, 2006, Medicare beneficiaries will be enrolled in prescription drug plans offered by private prescription drug plans (“PDPs”), which will provide coverage for outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans will consist of both plans providing the drug benefit on a standalone basis through a PDP and “Medicare Advantage” plans providing drug coverage as a supplement to an existing medical benefit under the Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally will have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost for qualifying beneficiaries.

On January 21, 2005, CMS issued final regulations on Medicare Part D. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents.

Pursuant to the MMA, CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing centers. As a result, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. The MMA also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Dual eligible residents of nursing centers generally will be entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS will review the formularies of Part D Plans and has indicated that it will require their formularies to include the types of drugs most commonly needed by Medicare beneficiaries, and the plans’ formulary exceptions criteria provided for coverage of drugs determined by the plan to be medically appropriate for the enrollee.

Pursuant to the final rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements to be negotiated between us and the Part D Plan. We intend to negotiate such agreements with Part D Plans under which we would provide drugs and associated services to their enrollees. Until such agreements are negotiated, we will not be able to determine what changes there may be to the terms and conditions under which we provide drugs and services to Medicare beneficiaries who become enrollees of Part D Plans. Such changes could negatively impact the pricing and payment for our services.

CMS will be issuing sub-regulatory guidance on many aspects of the final rule throughout 2005 as the new program is implemented. Additionally, the U.S. Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and among other things, make recommendations regarding necessary actions and appropriate reimbursement to insure the provision of prescription drugs to Medicare beneficiaries in nursing centers is consistent with existing patient safety and quality of care standards. The results of this study are due to be reported to Congress by June 2005.

The MMA does not alter the federal reimbursement scheme for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s fixed per diem payments to nursing centers under PPS continue to include a portion attributable to the expected cost of drugs provided to such residents, and we will continue to receive reimbursement for drugs provided to such residents from the nursing center, in accordance with the terms of the agreements we have negotiated with each nursing center.

The MMA also reforms the Medicare Part B prescription drug payment methodology. With certain exceptions, in 2004, most Part B drugs were reimbursed at 85% of the April 1, 2003 average wholesale price. In 2005, Medicare Part B payment generally equals 106% of the lesser of (1) the wholesale acquisition cost of the product, or (2) the average sales price (“ASP”) of the product, with certain exceptions and adjustments. More significant reforms are planned for 2006, when most drugs will be reimbursed under either an ASP methodology or under a “competitive acquisition program.” Revenues for drugs dispensed under Medicare Part B are not significant in comparison to our total pharmacy revenues. The MMA also includes provisions that will institute administrative reforms designed to improve Medicare program operations. It is uncertain what impact the MMA legislative reforms or future Medicare reform legislation ultimately will have on our results of operations, financial position or liquidity.

We continue to review the final Medicare Part D regulations but we cannot assess the overall impact of MMA on our institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the sub-regulatory guidance from CMS, our ultimate relationships with the Part D Plans and the patient mix of our customers. This legislation may reduce revenue and impose additional costs to the industry. In addition, since CMS may issue additional federal regulations and guidance under MMA, we cannot assure you that MMA and the regulations promulgated under MMA will not have a material adverse effect on our institutional pharmacy business.

It is not possible to quantify at this time the effect of changes in legislation, the interpretation or administration of such legislation or any other governmental initiatives impacting our institutional pharmacy business and the business of our principal customers. Accordingly, we cannot assure you that the impact of any current or future healthcare legislation or regulation will not adversely affect our institutional pharmacy business.

CORPORATE INTEGRITY AGREEMENT

We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our hospitals, nursing centers, pharmacies, rehabilitation operations, and regional and corporate offices. We have retained sufficient flexibility under the Corporate Integrity Agreement to design and implement the agreement’s requirements to enable us to focus our efforts on developing improved systems and processes for providing quality care. Our failure to comply with the material terms of the agreement could lead to suspension or exclusion from further participation in federal healthcare programs. We believe that many of the requirements of the Corporate Integrity Agreement are necessary to achieve our patient care objectives and are similar to the procedures used by other healthcare providers to comply with existing laws and regulations.

The Corporate Integrity Agreement became effective on April 20, 2001 and applies to us and our managed entities. The Corporate Integrity Agreement also will apply to newly acquired facilities after a phase-in period of six months.

As required by the Corporate Integrity Agreement, we have engaged the Long Term Care Institute, Inc. to monitor and evaluate our quality improvement program and report its findings to the Office of Inspector General.

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

Long Term Care Institute, Inc. has assisted in program development and evaluates its integrity and effectiveness for the Office of Inspector General.

•	enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the Office of Inspector General.

•	notify the Office of Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program.

•	submit annual reports to the Office of Inspector General demonstrating compliance with the terms of the Corporate Integrity Agreement, including the findings of our internal audit and review program.

The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy any material breach in the time specified in the agreement, we can be excluded from participation in federal healthcare programs.

We submitted an implementation report to the Office of Inspector General in August 2001 and an annual report each year thereafter.

ADDITIONAL INFORMATION

Employees

As of December 31, 2004, we had approximately 38,000 full-time and 12,700 part-time and per diem employees. We had approximately 2,300 unionized employees under 19 collective bargaining agreements as of December 31, 2004.

The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. As a result, we are experiencing challenges in recruiting and retaining qualified staff due to this high demand. Our hospitals are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing and therapy personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

Our healthcare operations are primarily insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial insurance carriers. Effective January 1, 2003, Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk.

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

You also may read or obtain copies of this information in person or by mail from the Public Reference Room of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our filings with the SEC also are available to the public on the SEC’s website at http://www.sec.gov. You also may inspect reports, proxy statements and other information about us at the office of the NASD, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, are available free of charge on our website, through a link to the SEC’s website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, our corporate governance guidelines, code of conduct, and charters for our audit, compliance and quality, executive compensation, and nominating and governance committees of our board of directors are available on our website and upon request of the Company’s Corporate Secretary. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based on management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•	our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

•	our ability to meet our rental and debt service obligations,

•	adverse developments with respect to our results of operations or liquidity,

•	our ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, and changes arising from LTAC PPS, the MMA and potential changes in nursing center Medicare reimbursement resulting from revised RUGs payments,

•	national and regional economic conditions, particularly their effect on the availability and cost of labor, materials and other services,

•	our ability to control costs, particularly labor and employee benefit costs,

•	our ability to comply with the terms of our Corporate Integrity Agreement,

•	our ability to successfully pursue our development activities and successfully integrate new operations, including the realization of anticipated revenues, economics of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability claims,

•	our ability to successfully dispose of unprofitable facilities, and

•	our ability to ensure and maintain an effective system of internal control over financial reporting.

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2004, we derived approximately 70% of our total revenues from the Medicare and Medicaid programs and approximately 30% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “– Governmental Regulation.”

On August 2, 2004, CMS announced regulatory changes applicable to long-term acute care hospitals that are operated as an HIH. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. We continue to evaluate the impact of the final regulations on our operations and are awaiting additional payment and regulatory instructions to be issued by CMS. At this time, we expect that these new rules will slow the development of HIHs. See “– Governmental Regulation – Hospital Division.”

On August 30, 2002, CMS issued final regulations for LTAC PPS that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system did not become effective for all but two of our long-term acute care hospitals until September 1, 2003. See “– Governmental Regulation – Hospital Division.”

We have had only limited experience operating under LTAC PPS. Operating results under LTAC PPS are subject to changes in patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under LTAC PPS, Medicare reimbursement to our hospitals will be based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control our operating costs. As a result of these uncertainties, we cannot predict the ultimate long-term impact of LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors.

In addition, CMS is currently evaluating various certification criteria for designating a hospital as a long-term acute care hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as long-term acute care hospitals or may need to adjust their operations.

The MMA is likely to have a significant impact on our institutional pharmacy business. We provide services to patients and residents and are reimbursed by private pay, Medicare and Medicaid. Under the MMA, effective January 1, 2006, prescription drug coverage for certain Medicare beneficiaries known as dual eligibles (Medicare beneficiaries who are also eligible for Medicaid) will be shifted from Medicaid to Medicare. On January 21, 2005, CMS issued final regulations on Medicare Part D. Pursuant to the final rule, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements to be negotiated between us and the Part D Plan. We intend to negotiate such agreements with Part D Plans under which we would provide drugs and associated services to their enrollees. Until such agreements are negotiated, we will not be able to determine what changes there may be to the terms and conditions under which we provide drugs and services to Medicare beneficiaries who become enrollees of Part D Plans. Such changes could negatively impact the pricing and payment for our services.

CMS will be issuing sub-regulatory guidance on many aspects of the final rule throughout 2005 as the new program is implemented. Additionally, the U.S. Department of Health and Human Services is required to conduct a study of current standards of practice for pharmacy services provided to patients in long-term care settings, and among other things, make recommendations regarding necessary actions and appropriate reimbursement to insure the provision of prescription drugs to Medicare beneficiaries in nursing centers is consistent with existing patient safety and quality of care standards. The results of this study are due to be reported to Congress by June 2005.

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

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised RUGs payment system is established by CMS. The White House Administration previously announced that it will delay the establishment of a revised RUG classification system until 2005. On February 7, 2005, the White House Administration released its budget proposal for fiscal year 2006, proposing, among other things, to proceed with the refinement of the RUGs payment system. The proposed budget estimates that RUGs refinement will result in an annual savings to Medicare of approximately $1.5 billion in fiscal year 2006 and $10.1 billion over five years. The White House Administration has not yet proposed a regulation to implement RUGs refinement and we cannot anticipate when RUGs refinement may be implemented. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $36 million and $33 million for the years ended December 31, 2004, 2003 and 2002, respectively. The White House Administration also has proposed certain modifications to the federal component of Medicaid and other changes that could result in decreased reimbursement for services provided at our nursing centers.

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

We have experienced substantial increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorney’s fees. As a result, our professional liability costs have become expensive and can be unpredictable. Over the last few years, we have recorded significant costs for professional liability claims, particularly in our nursing center operations.

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

We currently lease 39 of our 72 hospitals and 186 of our 249 nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with a material provision of any of our Master Lease Agreements with Ventas would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

In addition, Ventas has a one-time option to reset the rent and the related rent escalators under each of the Master Lease Agreements to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a Reset Proposal Notice to us proposing the Fair Market Rental (as described below) for the balance of the lease term. If we and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, we and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third Independent Appraiser. The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending us a Final Exercise Notice.

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay us a reset fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements.

“Fair Market Rental” is generally defined under the Master Lease Agreements as the amount (including escalations) that a willing tenant would pay, and a willing landlord would accept, for leasing the leased properties for the term (including renewal terms). Fair Market Rental is to be determined on the basis of certain assumptions, including (1) all leased properties are in good condition and repair (given their respective ages and prevailing healthcare industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), (2) all leased properties are in material compliance with applicable laws and have all authorizations necessary for use as a nursing center or hospital, as applicable, and (3) the replacement cost of the leased properties are not determinative of Fair Market Rental. In addition, Fair Market Rental shall take into account market conditions, market levels of EBITDARM, the ratio of market levels of EBITDARM to market levels of rent and the actual levels of EBITDARM at the applicable leased properties, as well as historical levels of EBITDARM at the applicable leased properties (including the EBITDARM of the leased properties measured as of April 20, 2001).

As discussed above, under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Leases.

If the operations or value of our leased properties improve, the relevant “Fair Market Rental” likewise may increase over the current rental if the rent reset option is exercised. If Ventas were to exercise this rent reset option, the potential increase in our annual aggregate minimum rent payments could be so substantial as to have a material adverse effect on our financial position, results of operations and liquidity. See “– Master Lease Agreements.”

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under our revolving credit facility. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. See “– Master Lease Agreements.”

We could experience significant increases to our operating costs due to shortages of qualified nurses and other healthcare professionals.

The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. Our hospitals are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 56% of our consolidated revenues for the year ended December 31, 2004. Our ability to control labor costs will significantly affect our future operating results.

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

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings under our revolving credit facility. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, our capital structure and our revolving credit facility:

•	require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets, and

•	require us to maintain certain financial ratios at specified levels, thereby reducing our financial flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	increase our vulnerability to a downturn in general economic conditions or in our business.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations.

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

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. Furthermore, should we lose licenses for a number of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our revolving credit facility.

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

Acquisitions that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of long-term acute care hospitals, pharmacies, rehabilitation operations and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and information systems, or in realizing projected efficiencies and cost savings,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies, and

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

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

The long-term healthcare services industry is highly competitive. Our hospitals face competition from general short-term acute care hospitals and long-term acute care hospitals that provide services comparable to those offered by our hospitals. Many competing general short-term acute care hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation division competes with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources and may be more established than us in the markets in which we compete. Our institutional pharmacy services generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers.

The long-term healthcare services industry is divided into a variety of competitive areas that market similar services. These competitors include nursing centers, hospitals, extended care centers, assisted living facilities, hospice, home health agencies and similar institutions. Our facilities generally operate in communities that also are served by similar facilities operated by our competitors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax-exempt basis and that receive funds and charitable contributions unavailable to us. Our facilities compete based on factors such as our reputation for quality care; the commitment and expertise of our staff and physicians; the quality and comprehensiveness of our treatment programs; charges for services; and the physical appearance, location and condition of our facilities. Many of these competing companies have greater financial and other resources than us. We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. On April 20, 2001, our Corporate Integrity Agreement became effective. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our hospitals, nursing centers, pharmacies, rehabilitation operations and regional and corporate offices. We also are subject to extensive reporting requirements under the Corporate Integrity Agreement pursuant to which we must inform the Office of Inspector General of the U.S. Department of Health and Human Services of (1) the findings of our internal audit and review program, (2) any investigations or legal proceedings brought or conducted by any governmental entity involving an allegation that we have committed any crime or engaged in any fraudulent activity, (3) any billing, reporting or other practices or policies that have resulted in our receipt of any substantial overpayment under any federal healthcare program and the corresponding corrective plan that we have implemented, (4) certain “material deficiencies” as defined in the Corporate Integrity Agreement, and (5) other compliance-related matters addressed in the Corporate Integrity Agreement. The Corporate Integrity Agreement will be effective until April 2006. A material breach of the Corporate Integrity Agreement could subject us to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. See “– Corporate Integrity Agreement.”

The inability or failure of management to conclude that we maintained effective internal control over financial reporting, or the inability or failure of our independent auditor to issue a report attesting to management’s assessment of our internal control over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting, and our independent auditor is required to attest to management’s assessment of our internal control over financial reporting. Significant resources are required to establish that we are in full compliance with the newly adopted financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal control and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Item 2.    Properties

For information concerning the hospitals, nursing centers, and institutional pharmacies operated by us, see “Item 1 – Business – Hospital Division – Hospital Facilities,” “Item 1 – Business – Health Services Division – Nursing Center Facilities,” “Item 1 – Business – Pharmacy Division – Pharmacy Locations,” and “Item 1 –Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations.

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

Item 3.    Legal Proceedings

Summary descriptions of various significant litigation follow.

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

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against us and certain of our current and former officers and directors on October 16, 2002 in the U.S. District Court for the Western District of Kentucky, Louisville Division (the “District Court”) and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that we were successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against us in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading statements, the price of our common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the District Court, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the District Court. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on October 4, 2004, the parties entered into an agreement to settle the Sommerfeld consolidated derivative action under which we agreed to pay $60,000 of the plaintiffs’ legal fees. In December 2004, the Jefferson Circuit Court approved the settlement agreement and dismissed the Sommerfeld consolidated derivative action with prejudice.

We are a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of our business. We are unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. In addition, there can be no assurance that the U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies will not initiate additional investigations related to our businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on our financial position, results of operations and liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2005) and present and past positions of our current executive officers:

Name	Age	Position
Edward L. Kuntz	59	Executive Chairman of the Board
Paul J. Diaz	43	President and Chief Executive Officer
Richard A. Lechleiter	46	Executive Vice President and Chief Financial Officer
William M. Altman	45	Senior Vice President, Compliance and Government Programs
Frank J. Battafarano	54	Executive Vice President and President, Hospital Division
Lane M. Bowen	54	Executive Vice President and President, Health Services Division
Richard E. Chapman	56	Executive Vice President and Chief Administrative and Information Officer
Joseph L. Landenwich	40	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Mark A. McCullough	43	President, Pharmacy Division
M. Suzanne Riedman	53	Senior Vice President and General Counsel

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

Richard A. Lechleiter, a certified public accountant, has served as our Executive Vice President and Chief Financial Officer since February 2005. He served as Senior Vice President and Chief Financial Officer from February 2002 to February 2005. He served as Treasurer from July 1998 to December 2003 and also served as Vice President, Finance and Corporate Controller from April 1998 to February 2002. Mr. Lechleiter served as Vice President, Finance and Corporate Controller of our predecessor from November 1995 to April 1998. From June 1995 to November 1995, he was Director of Finance for our predecessor. Mr. Lechleiter was Vice President and Controller of Columbia/HCA Healthcare Corp. from September 1993 to May 1995, of Galen Health Care, Inc. from March 1993 to August 1993, and of Humana Inc. from September 1990 to February 1993.

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

Frank J. Battafarano has served as our Executive Vice President since February 2005 and as President, Hospital Division since November 1998. He served as our Vice President of Operations from April 1998 to

November 1998. He held the same position with our predecessor from February 1998 to April 1998. From May 1996 to January 1998, Mr. Battafarano served as Senior Vice President of the central regional office of our predecessor. From January 1992 to April 1996, he served as an executive director and hospital administrator for our predecessor.

Lane M. Bowen has served as our Executive Vice President since February 2005 and as President, Health Services Division since October 2002. He served as the Senior Vice President, Pacific Region of the Health Services Division from September 2001 to October 2002. From January 2001 to September 2001, Mr. Bowen served as Senior Vice President, South Region of the Health Services Division. From November 1995 to December 2000, he served as Executive Vice President and Chief Operating Officer of Life Care Centers of America, Inc., an operator of more than 200 skilled nursing centers.

Richard E. Chapman has served as our Executive Vice President and Chief Administrative and Information Officer since February 2005. He served as Chief Administrative and Information Officer and Senior Vice President from January 2001 to February 2005. From April 1998 to January 2001, he served as our Senior Vice President and Chief Information Officer. Mr. Chapman served as Senior Vice President and Chief Information Officer of our predecessor from October 1997 to April 1998. From March 1993 to October 1997, he was Senior Vice President of Information Systems of Columbia/HCA Healthcare Corp., Vice President of Galen Health Care, Inc. from March 1993 to August 1993, and Vice President of Humana Inc. from September 1988 to February 1993.

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

As noted above, Mr. Diaz served as Executive Vice President and Chief Operating Officer of Mariner Health until July 1998. On July 31, 1998, Paragon Health Network, Inc., the predecessor to Mariner Post-Acute Networks, Inc. (“Mariner Post-Acute”) acquired Mariner Health. Mariner Post-Acute and substantially all of its subsidiaries, including Mariner Health, filed voluntary petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 18, 2000.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

From November 8, 2001 through and including October 26, 2004, our common stock was quoted on the Nasdaq National Market under the ticker symbol “KIND.” Commencing on October 27, 2004, our common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on Nasdaq during 2003 and through and including October 26, 2004. Commencing on October 27, 2004, the prices in the table below represent the high and low sale prices for our common stock as reported on the NYSE. All prices in the table below have been adjusted to give retroactive effect to a 2-for-1 stock split in the form of a 100% stock dividend distributed in May 2004.

	Sales price of common stock
	High	Low
2004
First quarter	$30.65	$23.66
Second quarter	$26.50	$22.21
Third quarter	$27.00	$22.73
Fourth quarter	$30.26	$22.73

	High	Low
2003
First quarter	$9.65	$5.13
Second quarter	$10.18	$5.39
Third quarter	$18.74	$8.75
Fourth quarter	$26.84	$18.75

The prices noted above for all periods during which our common stock was quoted on Nasdaq represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Our debt instruments contain covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors. We have not paid any cash dividends on our common stock.

As of January 31, 2005, there were 538 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K for disclosures regarding our equity compensation plans.

Neither we nor any affiliate purchaser, as defined by Rule 10b-18 promulgated under the Exchange Act, have repurchased equity securities registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004.

As required by the NYSE listing standards in connection with the listing of our common stock on the NYSE on October 27, 2004, Paul J. Diaz, our President and Chief Executive Officer, certified that he was not aware of any violation by us of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Reorganized Company				Predecessor Company
	Year ended December 31,			Nine months ended December 31, 2001	Three months ended March 31, 2001	Year ended December 31, 2000
	2004	2003	2002
Statement of Operations Data:
Revenues	$3,531,223	$3,229,722	$3,065,863	$2,107,070	$678,723	$2,607,854

Salaries, wages and benefits	1,962,141	1,829,847	1,737,551	1,188,568	386,804	1,476,332
Supplies	479,220	424,248	395,752	272,093	86,844	343,835
Rent	261,930	252,770	245,729	177,223	70,508	281,664
Other operating expenses	586,229	550,494	476,825	312,421	109,575	424,318
Depreciation and amortization	90,238	78,921	66,744	47,480	16,577	65,670
Interest expense	12,814	10,312	12,020	14,690	13,985	60,354
Investment income	(6,431)	(6,122)	(9,610)	(9,258)	(1,913)	(5,379)

	3,386,141	3,140,470	2,925,011	2,003,217	682,380	2,646,794

Income (loss) from continuing operations before reorganization items and income taxes	145,082	89,252	140,852	103,853	(3,657)	(38,940)
Reorganization items	(304)	(1,010)	(5,520)	–	(111,543)	12,636

Income (loss) from continuing operations before income taxes	145,386	90,262	146,372	103,853	107,886	(51,576)
Provision for income taxes	59,463	37,639	60,982	44,174	500	2,000

Income (loss) from continuing operations	85,923	52,623	85,390	59,679	107,386	(53,576)
Discontinued operations, net of income taxes:
Income (loss) from operations	479	(48,546)	(50,637)	(8,024)	(58,201)	(11,175)
Loss on divestiture of operations	(15,822)	(79,413)	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	422,791	–

Net income (loss)	$70,580	$(75,336)	$34,753	$51,655	$471,976	$(64,751)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$2.40	$1.51	$2.46	$1.93	$1.52	$(0.78)
Discontinued operations:
Income (loss) from operations	0.01	(1.39)	(1.46)	(0.26)	(0.83)	(0.16)
Loss on divestiture of operations	(0.44)	(2.28)	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	6.02	–

Net income (loss)	$1.97	$(2.16)	$1.00	$1.67	$6.71	$(0.94)

Diluted:
Income (loss) from continuing operations	$2.03	$1.50	$2.37	$1.63	$1.50	$(0.78)
Discontinued operations:
Income (loss) from operations	0.01	(1.38)	(1.40)	(0.22)	(0.81)	(0.16)
Loss on divestiture of operations	(0.37)	(2.27)	–	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	5.90	–

Net income (loss)	$1.67	$(2.15)	$0.97	$1.41	$6.59	$(0.94)

Shares used in computing earnings (loss) per common share:
Basic	35,774	34,880	34,723	31,010	70,261	70,229
Diluted	42,403	35,047	36,001	36,516	71,656	70,229

Financial Position:
Working capital	$296,577	$265,207	$338,160	$316,847	$286,037	$267,161
Assets	1,593,293	1,585,414	1,644,178	1,508,874	1,330,022	1,334,414
Long-term debt	32,544	139,397	162,008	212,269	–	–
Liabilities subject to compromise	–	–	–	–	1,278,223	1,260,373
Stockholders’ equity (deficit)	719,785	597,565	631,628	590,481	(480,930)	(471,734)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2004, our hospital division operated 72 hospitals with 5,569 licensed beds in 24 states. In addition, our health services division operated 249 nursing centers with 31,973 licensed beds in 29 states. We also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004. Our pharmacy division operated an institutional pharmacy business with 33 pharmacies in 22 states and a pharmacy management business servicing substantially all of our hospitals.

From September 13, 1999 until April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On April 20, 2001, the Plan of Reorganization became effective and we emerged from bankruptcy.

Basis of Presentation

During 2004 and 2003, we completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

On January 1, 2004, we completed the Rehabilitation Services Reorganization. The historical operating results of our nursing center and rehabilitation services segments were not restated to conform with the new business alignment.

In April 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend that was distributed in May 2004. Share and per share data for all periods presented in the accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

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

Revenue recognition

We have agreements with third party payors that provide for payments to each of our operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon final settlements.

Favorable settlements of prior year hospital Medicare cost reports aggregated $8 million in 2004 and $10 million in 2003. In addition, the Company recorded approximately $3 million of income in 2004 related to prior year retroactive nursing center Medicaid rate increases in North Carolina.

We provide care to patients in our hospitals covered by Medicare supplemental insurance policies which generally become effective when a patient’s Medicare benefits are exhausted. Disputes related to the level of payments to our hospitals have arisen with private insurance companies issuing these policies as a result of different interpretations of policy provisions and federal and state laws governing the policies. We recorded provisions for loss aggregating $7 million in 2002 related to these disputes. In addition, we recorded income of approximately $12 million in 2002 in connection with a private insurance company settlement related to these disputes.

See note 6 of the notes to consolidated financial statements.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Medicare	$1,506,805	$1,355,771	$1,264,388
Medicaid	1,159,385	1,052,316	1,010,144
Private and other	1,122,301	882,752	845,689

	3,788,491	3,290,839	3,120,221
Eliminations:
Rehabilitation	(165,987)	–	–
Pharmacy	(91,281)	(61,117)	(54,358)

	(257,268)	(61,117)	(54,358)

	$3,531,223	$3,229,722	$3,065,863

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

The provision for doubtful accounts totaled $21 million for 2004, $22 million for 2003 and $10 million for 2002.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $287 million at December 31, 2004 and $296 million at December 31, 2003. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $302 million at December 31, 2004 and $311 million at December 31, 2003.

In 2003 and 2002, we recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into our limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, we funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements. In 2003, we funded approximately $63 million into our limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements. There are no additional funding requirements related to fiscal 2004.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2004 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $74 million for 2004, $88 million for 2003 and $62 million for 2002. Changes in estimates for prior year professional liability costs included in the current year provision for loss reduced 2004 professional liability costs for our continuing operations by approximately $14 million. While we expect that professional liability costs for 2005 may be higher than the costs recorded in 2004, we believe that the annual growth rates for professional liability costs appear to be moderating.

During 2004, we recorded a favorable change in estimate aggregating $18 million for professional liability reserves related to our former Florida and Texas nursing centers (included in discontinued operations).

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $72 million at December 31, 2004 and $64 million at December 31, 2003. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $49 million for 2004, $44 million for 2003 and $38 million for 2002.

See notes 6 and 10 of the notes to consolidated financial statements.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both our hospitals and nursing centers which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. We recognized deferred tax assets totaling $161 million at December 31, 2004 and $182 million at December 31, 2003.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $32 million in 2004 and $27 million in 2003 was treated as an increase to capital in excess of par value. Goodwill was reduced by $59 million in 2003 and $48 million in 2002.

In 2003, we received approximately $15 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for 1996, 1997 and 1998. The receipt of the $15 million had no impact on our earnings because fresh-start accounting rules adopted in connection with our emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

In November 2004, the Internal Revenue Service proposed certain adjustments to our 2000 and 2001 federal income tax returns which we intend to contest. The principal proposed adjustment relates to the manner of reduction of our tax attributes, primarily our net operating loss carryforwards, in connection with the emergence of our subsidiaries and us from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating our net operating loss carryforwards. However, we believe that the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations or liquidity.

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

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under a master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we ceased the amortization of goodwill beginning on January 1, 2002. In lieu of amortization, we are required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with our annual impairment test.

Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in our historical consolidated financial statements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. We are required to adopt SFAS 123R no later than July 1, 2005 under one of three transition methods. We expect to adopt SFAS 123R on July 1, 2005 and recognize compensation expense prospectively for non-vested stock options outstanding at June 30, 2005 and for all future stock option grants.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2004, we derived approximately 70% of our total revenues from the Medicare and Medicaid programs and approximately 30% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1 – Business – Cautionary Statements.”

Results of Operations – Continuing Operations

For the years ended December 31, 2004, 2003 and 2002

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2004	2003	2002
Revenues:
Hospital division	$1,398,658	$1,314,967	$1,218,424
Health services division (a)	1,801,372	1,659,956	1,625,762
Rehabilitation division (a)	228,426	43,483	34,296
Pharmacy division	360,035	272,433	241,739

	3,788,491	3,290,839	3,120,221
Eliminations:
Rehabilitation (a)	(165,987)	–	–
Pharmacy	(91,281)	(61,117)	(54,358)

	(257,268)	(61,117)	(54,358)

	$3,531,223	$3,229,722	$3,065,863

Operating income (loss):
Hospital division	$328,950	$304,468	$257,574
Health services division (a)	236,981	222,121	291,151
Rehabilitation division (a)	31,431	(1,763)	(262)
Pharmacy division	37,062	26,493	22,681
Corporate:
Overhead	(123,749)	(112,635)	(111,155)
Insurance subsidiary	(7,042)	(13,551)	(6,049)

	(130,791)	(126,186)	(117,204)

	503,633	425,133	453,940
Unusual transactions	–	–	1,795
Reorganization items	304	1,010	5,520

	$503,937	$426,143	$461,255

(a)	Financial data presented for periods prior to January 1, 2004 have not been restated to reflect the Rehabilitation Services Reorganization.

Operating data (Continued):

	Year ended December 31,
	2004	2003		2002
Hospital data:
End of period data:
Number of hospitals	72	64		61
Number of licensed beds	5,569	5,141		4,975

Revenue mix %:
Medicare	65	62		60
Medicaid	7	8		9
Private and other	28	30		31

Admissions:
Medicare	26,723	25,176		23,070
Medicaid	2,975	2,471		2,270
Private and other	5,508	4,386		4,306

	35,206	32,033		29,646

Admissions mix %:
Medicare	76	78		78
Medicaid	8	8		8
Private and other	16	14		14

Patient days:
Medicare	788,122	811,796		805,883
Medicaid	117,533	124,801		130,963
Private and other	214,227	219,798		218,338

	1,119,882	1,156,395		1,155,184

Average length of stay:
Medicare	29.5	32.2		34.9
Medicaid	39.5	50.5		57.7
Private and other	38.9	50.1		50.7
Weighted average	31.8	36.1		39.0

Revenues per admission:
Medicare	$33,762	$32,322		$31,644
Medicaid	34,462	41,536		48,510
Private and other	71,517	90,880		87,849
Weighted average	39,728	41,050		41,099

Revenues per patient day:
Medicare	$1,145	$1,002		$906
Medicaid	872	822		841
Private and other	1,839	1,813		1,733
Weighted average	1,249	1,137		1,055

Medicare case mix index (discharged patients only)	1.23	(a	)	(a	)

Average daily census	3,060	3,168		3,165

Occupancy %	59.2	65.8		68.4

(a)	Not available.

Operating data (Continued):

	Year ended December 31,
	2004	2003		2002
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	242	242		242
Managed	7	7		7

	249	249		249

Number of licensed beds:
Owned or leased	31,170	31,193		31,380
Managed	803	803		803

	31,973	31,996		32,183

Revenue mix %:
Medicare	33	32		33
Medicaid	49	49		48
Private and other	18	19		19

Patient days (a):
Medicare	1,582,481	1,559,862		1,508,002
Medicaid	6,687,206	6,751,930		6,791,462
Private and other	1,610,723	1,634,779		1,734,337

	9,880,410	9,946,571		10,033,801

Patient day mix %:
Medicare	16	16		15
Medicaid	68	68		68
Private and other	16	16		17

Revenues per patient day:
Medicare	$382	$347		$354
Medicaid	131	120		114
Private and other	198	190		182
Weighted average	182	167		162

Average daily census	26,996	27,251		27,490

Occupancy %	86.2	86.8		86.9

Rehabilitation data:
Revenue mix %:
Company-operated	73	(b	)	(b	)
Non-affiliated	27	(b	)	(b	)

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	28,634	28,280		29,966
Non-affiliated	37,561	33,127		28,873

	66,195	61,407		58,839

(a)	Excludes managed facilities.
(b)	Not available.

The Year in Review

After significantly repositioning our operations in 2003, we successfully executed several strategic and operational initiatives in 2004 to reduce employee turnover, accelerate our accounts receivable collections, improve the quality of our services and lower professional liability costs. We believe that these initiatives contributed substantially toward our business growth and resulted in higher operating income in each of our four divisions.

Our hospital division reported strong operating results in 2004 as we continued to successfully transition to LTAC PPS that became effective in late 2003. Continued improvements in our quality and customer service measures, along with new sales and marketing programs, contributed to 4% growth in our same-store admissions in 2004. We also reduced average length of stay and improved our operating efficiencies through more effective care management programs. In addition, we added eight hospitals with 422 licensed beds in 2004, expanding our capacity by approximately 8%. In 2005, we expect to add another five to seven hospitals in selected markets that should provide additional growth opportunities in the future.

In our health services division, we stabilized our nursing center operations in 2004, primarily through continued quality programs focused on employee recruitment and retention, staffing initiatives, improved training and education, and the streamlining of clinical policies and procedures. In addition, the continued focus on our expanded risk management and liability claims resources resulted in reduced professional liability claims inventory, stronger defense strategies and better assistance to local management when quality issues arose. We also expanded our alternative dispute resolution program in states that have historically represented higher professional liability exposure. We believe that our continued emphasis on quality and customer service may provide further opportunities to improve our clinical outcomes, increase our census and reduce our professional liability costs in the future.

In January 2004, we successfully launched Peoplefirst Rehabilitation as a new operating division, primarily servicing our own nursing centers. Our efforts in 2004 focused on establishing our management team, developing more effective therapist recruitment and retention programs, expanding our clinical expertise and providing the necessary infrastructure for future growth to non-affiliated customers. In addition, Peoplefirst Rehabilitation began providing services to our hospitals in the second half of 2004. Rehabilitation services represent a core competency in our organization and we believe that the strategic establishment of Peoplefirst Rehabilitation will lead to better clinical outcomes for residents and patients and provide future growth opportunities as we work to expand rehabilitation services beyond the Kindred portfolio.

Our pharmacy division reported significant growth in revenues and operating income in 2004 as we expanded our non-affiliated customer base primarily through sales and marketing efforts, continued focus on customer service and contract retention. During 2004, we also opened two institutional pharmacy locations and acquired another in the fourth quarter. Our pharmacy division also began providing pharmacy management services to our hospitals in the second half of 2004. In March 2005, we acquired an institutional pharmacy business currently servicing approximately 7,800 customer beds with annualized revenues of approximately $35 million. In March 2005, we also executed a definitive purchase agreement to acquire another institutional pharmacy business currently servicing approximately 7,300 customer beds with annualized revenues of approximately $50 million. In addition, we expect to add two to four institutional pharmacy locations in new markets in 2005.

In 2004, we continued to reposition our operating portfolio primarily through the divestiture of underperforming assets. During the year, we acquired for resale two hospitals and three nursing centers and allowed the leases for three other nursing centers to expire. We will continually evaluate our operations and may divest additional non-strategic or underperforming assets in the future.

In connection with our divestitures over the past two years, we retained our professional liability exposure related to these operations, most notably our former nursing center operations in Florida and Texas. During 2004, we revised our estimates of the reserves required to settle these claims that favorably impacted our discontinued operations.

Fiscal 2004 also was a year in which we significantly strengthened our financial position and improved our liquidity. While our consolidated revenues for the year increased 9%, our accounts receivable at December 31, 2004 declined by approximately $29 million since the beginning of the year. Operating cash flows for 2004 were $268 million, more than double the $119 million of operating cash flows reported in 2003. All of our bank debt was repaid in 2004 and we financed our acquisitions and development projects, along with our strategic divestiture program, from operating cash flows. To further strengthen our financial position, we have consistently maintained a fiscal policy of fully funding our limited purpose insurance subsidiary for professional liability and worker’s compensation claim settlements. At December 31, 2004, assets related to these insurance programs approximated $300 million.

During 2004, we refinanced our revolving credit facility to provide improved financial flexibility, more favorable terms and lower pricing. At December 31, 2004, there were no outstanding borrowings under our $300 million revolving credit facility and our capacity to finance future acquisitions aggregated $112 million.

Hospital Division

Revenues increased 6% in 2004 to $1.4 billion and 8% in 2003 to $1.3 billion, primarily as a result of growth in admissions, new hospital development and the impact of the 2002 acquisition of Specialty Healthcare Services, Inc. (“Specialty”), an operator of six long-term acute care hospitals. On a same-store basis, revenues increased 4% in 2004 and 6% in 2003. Revenues associated with the acquisition of Specialty approximated $114 million in 2004, $94 million in 2003 and $66 million in 2002.

Admissions rose 10% in 2004 compared to 2003 and 8% in 2003 compared to 2002, while patient days declined 3% in 2004 compared to 2003 and were relatively unchanged in 2003 compared to 2002. Average length of stay declined to 32 days in 2004 compared to 36 days in 2003 and 39 days in 2002. On a same-store basis, admissions rose 4% in 2004 and 6% in 2003 while patient days declined 7% in 2004 and 2% in 2003. Declines in patient days in 2004 resulted primarily from reduced average length of stay.

Hospital operating income rose 8% in 2004 to $329 million and 18% in 2003 to $305 million. Operating margins were 23.5% in 2004 compared to 23.2% in 2003 and 21.1% in 2002. Operating income associated with the Specialty acquisition aggregated $33 million in 2004, $20 million in 2003 and $9 million in 2002.

Hospital wage and benefit costs of $651 million in 2004 were relatively unchanged compared to 2003, while these costs increased 4% to $648 million in 2003 from $621 million in 2002. Average hourly wage rates grew 4% in 2004 compared to 2003 and 2% in 2003. Average wage rates in 2003 reflected a decline in contract labor costs to $23 million from $37 million in 2002. Employee benefit costs declined 2% in 2004 and grew 11% in 2003. Wage and benefit costs in 2004 were favorably impacted by the Hospital Services Reorganization.

As discussed in note 6 of the notes to consolidated financial statements, various third party reimbursement items favorably impacted hospital operating income by approximately $8 million in 2004, $14 million in 2003 and $12 million in 2002. In addition, operating income in 2004 was reduced by approximately $8 million in connection with the Hospital Services Reorganization. Excluding these items, growth in hospital operating income was primarily attributable to growth in admissions and related operating efficiencies, and the impact of the Specialty acquisition. Aggregate operating costs per admission (including costs associated with the Hospital Services Reorganization) declined 4% in 2004 and 3% in 2003.

Professional liability costs were $20 million in 2004, $23 million in 2003 and $17 million in 2002.

Health Services Division

Revenues increased 9% in 2004 to $1.8 billion and 2% in 2003 to $1.7 billion. The increase in revenues in both periods was primarily attributable to increases in rates. Aggregate revenues per patient day increased 9% in

2004 and 3% in 2003. Patient days declined slightly in 2004 and 2003 compared to prior periods. Medicare census increased 1% in 2004 and 3% in 2003 while private census declined 1% in 2004 and 6% in 2003.

Nursing center operating income increased 7% in 2004 to $237 million and declined 24% in 2003 to $222 million. Operating margins were 13.2% in 2004 compared to 13.4% in 2003 and 17.9% in 2002. Despite a decline in patient days, the improvement in nursing center operating income in 2004 was primarily attributable to favorable reimbursement rates and a decline in professional liability costs. Growth in operating expenses per patient day in 2004 compared to 2003 were approximately the same as the rate of growth in revenues per patient day. The decline in operating income in 2003 was primarily attributable to the reduction in Medicare funding, a substantial increase in professional liability costs and increases in the provision for doubtful accounts. Declines in overall patient volumes in 2003 also contributed to reductions in operating income.

In connection with the Rehabilitation Services Reorganization, we transferred approximately 4,000 employees from our nursing centers to the new rehabilitation division. As a result, nursing center wage and benefit costs declined 5% to $959 million in 2004. In 2003, nursing center wage and benefit costs increased 5% to $1 billion from $957 million in 2002. Average hourly wage rates were relatively unchanged in 2004 compared to 2003 and grew 5% in 2003, while employee benefit costs declined 6% in 2004 and grew 3% in 2003. Intercompany charges for rehabilitation services provided by the rehabilitation division to our nursing centers in 2004 totaled $145 million.

Professional liability costs totaled $54 million in 2004, $65 million in 2003 and $44 million in 2002.

Rehabilitation Division

Revenues increased to $228 million in 2004 from $43 million in 2003 and $34 million in 2002. Operating income totaled $32 million in 2004 compared to operating losses of $2 million in 2003 and $0.3 million in 2002. The increase in revenues and operating income in 2004 was primarily attributable to the Rehabilitation Services Reorganization and the Hospital Services Reorganization. The increase in revenues in 2003 was primarily attributable to increased services provided under existing contracts. Intercompany revenues for services provided to our nursing centers in 2004 totaled $145 million. Intercompany revenues and operating income associated with the Hospital Services Reorganization aggregated $21 million and $3 million, respectively, in 2004.

Pharmacy Division

Revenues increased 32% in 2004 to $360 million and 13% in 2003 to $272 million. Revenues associated with the Hospital Services Reorganization aggregated $19 million in 2004. In addition, the increase in revenues in both periods resulted from price increases, the growth in the number of non-affiliated customers and, in 2003, increased utilization of higher priced drugs. Beginning January 1, 2003, intercompany prices charged to Company-operated nursing centers (related primarily to Medicare-eligible patients) were based upon a fee-for-service arrangement to better reflect market rates and terms. Prior thereto, intercompany charges were based on a fixed per diem amount adjusted annually for inflation. Intercompany revenues from our nursing centers increased 18% to $72 million in 2004 compared to $61 million in 2003 and increased 12% in 2003 compared to $54 million in 2002. At December 31, 2004, we provided pharmacy services to nursing centers containing 66,200 licensed beds, including 28,600 licensed beds that we operate. The aggregate number of customer licensed beds that we serviced at December 31, 2003 totaled 61,400 compared to 58,800 at December 31, 2002.

Our pharmacy operating income totaled $37 million in 2004, $26 million in 2003 and $23 million in 2002. Operating income associated with the Hospital Services Reorganization aggregated $4 million in 2004. Operating margins were 10.3% in 2004, 9.7% in 2003 and 9.4% in 2002. The cost of goods sold as a percentage of revenues rose to 65.1% in 2004 from 63.7% in 2003 and 62.0% in 2002, primarily as a result of Medicaid reimbursement reductions in certain states, competitive customer pricing and, in 2003, the increased utilization of higher priced drugs. Despite the deterioration in the cost of goods sold ratio, aggregate pharmacy operating margins improved in 2004 and 2003 primarily due to administrative cost efficiencies associated with volume growth, and in 2004, the favorable impact of the Hospital Services Reorganization.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $124 million in 2004, $113 million in 2003 and $111 million in 2002. In 2004, corporate overhead included pretax charges of approximately $3 million related to a terminated pension plan and approximately $3 million related to the write-off of a cancelled clinical information system project. In 2003, special incentive compensation awards of approximately $2 million were recorded. In 2002, incentive compensation costs were reduced by approximately $6 million and certain operating expense accruals related to our information systems operations were adjusted, reducing corporate overhead by approximately $4 million. As a percentage of consolidated revenues, corporate overhead totaled 3.5% in both 2004 and 2003 and 3.6% in 2002.

Corporate expenses included the operating losses of our limited purpose insurance subsidiary of $7 million in 2004, $13 million in 2003 and $6 million in 2002. These losses increased in 2003 in connection with higher professional liability claims loss experience in our operating facilities.

Reorganization Items

Transactions related to our reorganization have been classified separately in our consolidated statement of operations. Operating results for 2004, 2003 and 2002 included pretax income of approximately $0.3 million, $1 million and $6 million, respectively, from changes in estimates for accrued professional and administrative costs related to our Plan of Reorganization.

Unusual Transactions

Operating results for 2002 included a $0.5 million lease termination charge for an unprofitable hospital and a $2 million gain on the sale of a building. These transactions were included in other operating expenses in the consolidated statement of operations.

Capital Costs

Rent expense increased 4% to $262 million in 2004 and 3% to $253 million in 2003. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements.

Depreciation expense increased to $90 million in 2004 from $79 million in 2003 and $67 million in 2002. The increase was primarily a result of our ongoing capital expenditure program.

Interest expense aggregated $13 million in 2004 compared to $10 million in 2003 and $12 million in 2002. Interest expense in 2004 included a pretax charge of approximately $1 million resulting from the refinancing of our credit agreements. Interest expense in both 2003 and 2002 was reduced by a $2 million gain from the prepayment of long-term debt. For accounting purposes, the $44 million present value rent obligation to Ventas incurred in connection with the Florida and Texas Divestiture bears interest at a rate of 11%.

Investment income related to our excess cash balances and insurance subsidiary investments totaled $6 million in both 2004 and 2003 and $10 million in 2002.

Income Taxes

The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items.

We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is “more likely than not” that the asset ultimately will be realizable. In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $32 million in 2004 and $27 million in 2003 was treated as an increase to capital in excess of par value. Since our emergence from bankruptcy, these items have resulted in a reduction of the deferred tax valuation allowance of approximately $196 million.

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

Our aggregate net operating loss carryforwards aggregated $280 million and $276 million at December 31, 2004 and 2003, respectively. The cumulative net operating losses attributable to our wholly owned limited purpose insurance subsidiary (included in the aggregate amounts discussed above) subject to separate utilization provisions approximated $32 million and $81 million at December 31, 2004 and 2003, respectively. These carryforwards expire in various amounts through 2023. See note 9 of the notes to consolidated financial statements.

Consolidated Results

Income from continuing operations before income taxes increased 61% to $145 million in 2004 from $90 million in 2003 and declined 38% in 2003 from $146 million in 2002. Income from continuing operations increased 63% to $86 million in 2004 compared to $53 million for 2003 and declined 38% in 2003 from $85 million in 2002.

Fourth Quarter Operating Results – Continuing Operations

Operating results for the fourth quarter of 2004 included a favorable pretax adjustment of approximately $6 million for professional liability costs, of which approximately $5 million was credited to our nursing center business, and a pretax charge of approximately $3 million related to the write-off of a clinical information system project that was cancelled in the fourth quarter.

Operating results for the fourth quarter of 2003 included a $4 million favorable adjustment for professional liability costs, of which approximately $3 million was credited to our nursing center business. In addition, special incentive compensation awards approximating $3 million were recorded in the fourth quarter of 2003, of which approximately $2 million was charged to corporate overhead. Changes in estimates for accrued professional and administrative costs related to our Plan of Reorganization increased fourth quarter 2003 operating income by approximately $1 million.

Discontinued Operations

Operating income for the discontinued businesses was $5 million in 2004 compared to operating losses of $56 million in 2003 and $53 million in 2002. Operating results for discontinued operations in 2004 included the effect of a favorable pretax adjustment of approximately $18 million ($11 million net of income taxes) resulting from a change in estimate for professional liability reserves related primarily to our former nursing centers in Florida and Texas. Professional liability costs approximated $60 million and $83 million in 2003 and 2002, respectively.

In December 2004, we purchased for resale two hospitals formerly leased from Ventas. We paid $21 million to purchase the facilities and $0.5 million in lease termination fees. The annual rent of approximately $1 million terminated upon the closing of the purchase transaction. Based upon the expected net realizable value of the two properties, we recorded a pretax loss of $13 million ($8 million net of income taxes).

In July 2004, we purchased for resale three leased nursing centers from another landlord in exchange for total consideration of $19 million. Based upon the expected net realizable value of these properties, we recorded a pretax loss of $12 million ($8 million net of income taxes).

During 2004, we also allowed leases on three other nursing centers to expire. No gain or loss resulted from these transactions.

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

See notes 3 and 10 of the notes to consolidated financial statements.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $268 million for 2004, $119 million for 2003 and $249 million for 2002. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our acquisitions and strategic divestiture activities.

Cash and cash equivalents totaled $69 million at December 31, 2004, while long-term debt aggregated $38 million. Based upon our existing cash levels, expected operating cash flows and capital spending (including pending acquisitions), and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Operating cash flows in 2004 and 2002 reflected a substantial improvement in collection of accounts receivable, particularly Medicare receivables in our hospitals. Operating cash flows in 2003 were negatively impacted by slower cash collections of hospital Medicare receivables resulting primarily from certain administrative issues with our third party fiscal intermediary and the transition of our hospitals to LTAC PPS. In 2003, we received approximately $15 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for prior years.

As previously discussed, we funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements. We also funded approximately $63 million into our limited purpose insurance subsidiary in 2003 to satisfy fiscal 2002 funding requirements. There are no additional funding requirements related to fiscal 2004.

In June 2004, we entered into a five-year $300 million revolving credit facility to refinance our existing credit agreements. In connection with the refinancing, we prepaid in full the outstanding balance of our senior secured notes with borrowings under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest, at our option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on our adjusted leverage ratio as defined in the revolving credit facility. During 2004, the interest rate under the revolving credit facility was 4.4%. The revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all our subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million, of which approximately $112 million was available at December 31, 2004. The revolving credit facility also allows us, to a limited extent, to pay cash dividends and to repurchase our common stock. There were no outstanding borrowings under the revolving credit facility at December 31, 2004.

The terms of our revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. At December 31, 2004, we were in compliance with the terms of our revolving credit facility.

In connection with the Florida and Texas Divestiture, we amended our Master Lease Agreements with Ventas to pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%. For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet.

Based on historical experience, our operating cash flows vary significantly within interim periods of a given fiscal year. During the first quarter of each year, increases in accounts receivable (including the timing of cost report settlements), the funding of certain insurance costs and the payment of annual incentive compensation awards significantly reduce our cash levels. As a result, we expect to utilize our revolving credit facility in the first quarter of 2005 and at other times during 2005 to fund our working capital needs.

Future payments due under long-term debt agreements, lease obligations and certain other contractual commitments as of December 31, 2004 follows (in thousands):

	Payments due by period
Year	Ventas debt obligation (a)	Other long-term debt				Letters of credit and guarantees of indebtedness	Total
			Non-cancelable operating leases
			Ventas (b)	Other	Total
2005	$8,923	$64	$183,468	$58,388	$241,856	$216	$251,059
2006	9,236	67	183,468	54,705	238,173	974	248,450
2007	9,559	71	183,468	47,900	231,368	–	240,998
2008	7,122	76	150,839	45,643	196,482	–	203,680
2009	5,985	81	134,525	39,848	174,373	4,309	184,748
Thereafter	9,016	733	162,870	107,656	270,526	–	280,275

	$49,841	$1,092	$998,638	$354,140	$1,352,778	$5,499	$1,409,210

(a)	In connection with the Florida and Texas Divestiture, we agreed to pay incremental rent aggregating $64 million in varying amounts, generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%. For accounting purposes, the $44 million present value rent obligation was recorded as long-term debt in our consolidated balance sheet. The amounts listed in the table above represent the remaining undiscounted obligation to be paid to Ventas and include total interest to be paid of approximately $13 million.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

Capital Resources

Excluding acquisitions, capital expenditures totaled $92 million in 2004 and $84 million in both 2003 and 2002. Excluding acquisitions, capital expenditures could approximate $120 million to $130 million in 2005. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in all periods were financed through internally generated funds. At December 31, 2004, the estimated cost to complete and equip construction in progress approximated $42 million.

Acquisitions during 2004 and 2003 related primarily to certain hospital acquisitions and our strategic divestiture activities in which we acquired previously leased facilities for resale. In 2002, we expended $46 million to acquire Specialty.

Other Information

Effects of Inflation and Changing Prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting our ability to recover our cost increases through increased pricing of our healthcare services. Medicare revenues in our long-term acute care hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which we operate nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Most of our hospitals have been operating under LTAC PPS since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to our hospitals are based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control our operating costs. As a result of these uncertainties, we cannot predict the ultimate long-term impact of LTAC PPS on our hospital operating results and we can make no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we can make no assurances that the new system will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from non-government third party payors.

Medicare payments to our nursing centers are based on certain RUGs payment rates developed by CMS that provide various levels of reimbursement based on patient acuity. These payment rates could be reduced in the future and may result in a substantial reduction in nursing center revenues and operating margins. The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA will remain in effect until a revised RUGs payment system is established by CMS. The White House Administration previously announced that it will delay the establishment of a revised RUG classification system until 2005. On February 7, 2005, the White House Administration released its budget proposal for fiscal year 2006, proposing, among other things, to proceed with the refinement of the RUGs payment system. The White House Administration also has proposed certain modifications to the federal component of Medicaid and other changes that could result in decreased reimbursement for services provided at our nursing centers.

On January 21, 2005, CMS issued final regulations on Medicare Part D. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents.

We continue to review the final Medicare Part D regulations but we cannot assess the overall impact of MMA on our institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the sub-regulatory guidance from CMS, our ultimate relationships with the Part D Plans and the patient mix of our customers. This legislation may reduce revenue and impose additional costs to the industry. In addition, since CMS may issue additional federal regulations and guidance under MMA, we cannot assure you that MMA and the regulations promulgated under MMA will not have a material adverse effect on our institutional pharmacy business.

Management believes that our operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

Litigation

We are a party to certain material litigation. See note 20 of the notes to consolidated financial statements.

Related Party Transactions

Dr. Thomas P. Cooper, one of our directors, is the Chairman, Chief Executive Officer, and a shareholder of Vericare, Inc. (“Vericare”). Vericare has contracts to provide mental health services to 15 of our nursing centers. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. We do not pay Vericare for these services under the contracts nor does Vericare make any payments to us related to these services.

The son of Edward L. Kuntz, our Executive Chairman, was employed by the firm of Reed Smith LLP from October 2002 to December 2004. We paid approximately $600,000 for legal services rendered by the law firm of Reed Smith LLP during 2004. The fees paid to Reed Smith represent approximately 2% of the legal fees paid by us in 2004. It is anticipated that Reed Smith will provide legal services to us in the future.

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

Our exposure to market risk relates to changes in the prime rate, federal funds rate and the London Interbank Offered Rate which affect the interest paid on certain borrowings.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/04
	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas rent obligation:
Principal	$5,218	$6,154	$7,209	$5,510	$4,889	$7,754	$36,734	$36,734
Interest	3,705	3,082	2,350	1,612	1,096	1,262	13,107	–

	8,923	9,236	9,559	7,122	5,985	9,016	49,841	36,734
Other	64	67	71	76	81	733	1,092	1,077

	$8,987	$9,303	$9,630	$7,198	$6,066	$9,749	$50,933	$37,811

Average interest rate	10.9%	10.9%	11.0%	10.9%	10.9%	10.6%
Variable rate (a)	$–	$–	$–	$–	$–	$–	$–	$–

(a)	We have no outstanding variable rate long-term debt at December 31, 2004. Interest on borrowings under our revolving credit facility is payable, at our option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on our adjusted leverage ratio as defined in the revolving credit facility.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-36 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during our quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our consolidated financial statements.

Item 9B.    Other Information

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)    Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the Stockholders Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated as of April 1, 2002. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

4.2	Warrant Agreement, dated as of April 20, 2001, between the Company and Wells Fargo Bank Minnesota, National Association, as Warrant Agent (including forms of Series A Warrant Certificate and Series B Warrant Certificate, respectively). Exhibit 4.1 to the Company’s Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	$300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, J. P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred 401(k) Plan. Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred and Affiliates 401(k) Plan. Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Kindred 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated). Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Amendment No. 1 to the Kindred 401(k) Plan dated July 1, 2004. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.6	Kindred and Affiliates 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated). Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7	Amendment No. 1 to the Kindred & Affiliates 401(k) Plan dated July 1, 2004. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.12	Form of Indemnification Agreement between the Company and each member of its Board of Directors dated October 29, 2001. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13*	Kindred Deferred Compensation Plan, Amended & Restated effective as of January 1, 2005. Exhibit 99.1 to the Company’s Form 8-K dated as of October 27, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15*	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.16*	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17*	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18*	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19*	Company’s 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.20*	Amendment No. One to the Company’s Long-Term Incentive Plan, dated effective as of June 21, 2001. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21*	Amendment No. Two to the Company’s Long-Term Incentive Plan, dated effective as of December 16, 2003. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22*	Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23*	Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.24*	Employment Agreement dated as of March 24, 2003 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25*	Employment Agreement dated as of October 28, 2003 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26*	Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28*	Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32*	Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.35*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41*	Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42*	Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43*	Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.49	Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52	Master Lease Agreement dated as of December 12, 2001 by and among Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	Letter Agreement dated June 5, 2002 between Ventas Realty, Limited Partnership, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54	Second Specific Property Lease Amendment by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated May 14, 2003. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.60	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of June 30, 2003. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated November 5, 2003. Exhibit 10.78 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.79 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64	Master Lease No. 1 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.80 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.81 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66	Master Lease No. 2 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.82 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.83 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69	Master Lease No. 4 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.85 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003. Exhibit 10.86 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.71	CMBS Master Lease Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003. Exhibit 10.87 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72	Master Lease Agreement No. 1A, dated as of September 8, 2004, by and among Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants.

10.73	Lease Severance and Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., and Ventas Realty, Limited Partnership.

10.74	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620) by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.75	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693) by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.76	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership.

10.77	Operations Transfer Agreement dated as of June 18, 2003 between Kindred Healthcare Operating, Inc., Kindred Nursing Centers South, L.L.C., Kindred Nursing Centers East, L.L.C., Senior Health Management, LLC, Florida Institute for Long Term Care, LLC, FI – Bay Pointe, LLC, FI – Boca Raton, LLC, FI – Broward Nursing, LLC, FI – Cape Coral, LLC, FI – Carrolwood Care, LLC, FI – Casa Mora, LLC, FI – Evergreen Woods, LLC, FI – Highland Pines, LLC, FI – Highland Terrace, LLC, FI – Palm Beaches, LLC, FI – Pompano Rehab, LLC, FI – Sanford Rehab, LLC, FI – Tampa, LLC, FI – The Abbey, LLC, FI – The Oaks, LLC, FI – Titusville, LLC, FI – Waldemere, LLC, FI – Windsor Woods, LLC, and FI – Winkler Court, LLC. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78	Agreement of Sale between Kindred Healthcare Operating, Inc., Kindred Nursing Centers East, L.L.C. and Kindred Nursing Centers South, L.L.C. and WKTM – Florida, LLC dated as of June 18, 2003. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80	Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc. and State Street Bank and Trust Company, as Escrow Agent. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.81	Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street Bank and Trust Company, N.A., as Trustee, dated April 20, 2001. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.82	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.83*	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.84*	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.85*	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.86*	Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated. Appendix B to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.87	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-36 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 11, 2005

KINDRED HEALTHCARE, INC.

/s/    Paul J. Diaz

By:

Paul J. Diaz

President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	March 11, 2005

/s/ Michael J. Embler Michael J. Embler	Director	March 11, 2005

/s/ Garry N. Garrison Garry N. Garrison	Director	March 11, 2005

/s/ Isaac Kaufman Isaac Kaufman	Director	March 11, 2005

/s/ John H. Klein John H. Klein	Director	March 11, 2005

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	March 11, 2005

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	March 11, 2005

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ John J. Lucchese John J. Lucchese	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 11, 2005

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Kindred Healthcare, Inc.:

We have completed an integrated audit of Kindred Healthcare, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 11, 2005

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues	$3,531,223	$3,229,722	$3,065,863

Salaries, wages and benefits	1,962,141	1,829,847	1,737,551
Supplies	479,220	424,248	395,752
Rent	261,930	252,770	245,729
Other operating expenses	586,229	550,494	476,825
Depreciation	90,238	78,921	66,744
Interest expense	12,814	10,312	12,020
Investment income	(6,431)	(6,122)	(9,610)

	3,386,141	3,140,470	2,925,011

Income from continuing operations before reorganization items and income taxes	145,082	89,252	140,852
Reorganization items	(304)	(1,010)	(5,520)

Income from continuing operations before income taxes	145,386	90,262	146,372
Provision for income taxes	59,463	37,639	60,982

Income from continuing operations	85,923	52,623	85,390
Discontinued operations, net of income taxes:
Income (loss) from operations	479	(48,546)	(50,637)
Loss on divestiture of operations	(15,822)	(79,413)	–

Net income (loss)	$70,580	$(75,336)	$34,753

Earnings (loss) per common share:
Basic:
Income from continuing operations	$2.40	$1.51	$2.46
Discontinued operations:
Income (loss) from operations	0.01	(1.39)	(1.46)
Loss on divestiture of operations	(0.44)	(2.28)	–

Net income (loss)	$1.97	$(2.16)	$1.00

Diluted:
Income from continuing operations	$2.03	$1.50	$2.37
Discontinued operations:
Income (loss) from operations	0.01	(1.38)	(1.40)
Loss on divestiture of operations	(0.37)	(2.27)	–

Net income (loss)	$1.67	$(2.15)	$0.97

Shares used in computing earnings (loss) per common share:
Basic	35,774	34,880	34,723
Diluted	42,403	35,047	36,001

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$69,128	$66,524
Cash–restricted	6,054	7,339
Insurance subsidiary investments	238,856	146,325
Accounts receivable less allowance for loss of $60,320 – 2004 and $93,403 – 2003	400,517	429,304
Inventories	35,025	29,984
Deferred tax assets	70,137	89,836
Assets held for sale	22,672	27,400
Other	31,954	46,375

	874,343	843,087
Property and equipment, at cost:
Land	30,537	29,053
Buildings	355,179	310,611
Equipment	349,221	303,168
Construction in progress	30,649	29,018

	765,586	671,850
Accumulated depreciation	(273,880)	(193,310)

	491,706	478,540

Goodwill	31,582	31,417
Insurance subsidiary investments	41,651	74,618
Deferred tax assets	91,180	92,093
Other	62,831	65,659

	$1,593,293	$1,585,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,176	$119,087
Salaries, wages and other compensation	230,056	214,113
Due to third party payors	33,910	31,406
Professional liability risks	82,609	83,725
Other accrued liabilities	76,985	88,333
Income taxes	26,748	36,684
Long-term debt due within one year	5,282	4,532

	577,766	577,880

Long-term debt	32,544	139,397
Professional liability risks	204,713	212,013
Deferred credits and other liabilities	58,485	58,559

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 37,189 shares – December 31, 2004 and 36,340 shares – December 31, 2003	9,297	9,085
Capital in excess of par value	636,015	585,394
Deferred compensation	(7,353)	(8,040)
Accumulated other comprehensive income	468	348
Retained earnings	81,358	10,778

	719,785	597,565

	$1,593,293	$1,585,414

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2001	35,366	$8,841	$544,669	$(14,764)	$80	$51,655	$590,481
Comprehensive income:
Net income						34,753	34,753
Net unrealized investment gains, net of income taxes					380		380

Comprehensive income							35,133
Repurchase of common stock, at cost	(55)	(14)	(738)			(294)	(1,046)
Deferred compensation amortization				6,778			6,778
Other	(13)	(3)	(734)	1,019			282

Balances, December 31, 2002	35,298	8,824	543,197	(6,967)	460	86,114	631,628
Comprehensive loss:
Net loss						(75,336)	(75,336)
Net unrealized investment losses, net of income taxes					(112)		(112)

Comprehensive loss							(75,448)
Grant of non-vested restricted stock	544	137	6,905	(7,042)			–
Issuance of common stock in connection with employee benefit plans	498	124	7,757				7,881
Deferred compensation amortization				5,828			5,828
Pre-emergence deferred tax valuation allowance adjustment			26,562				26,562
Other			973	141			1,114

Balances, December 31, 2003	36,340	9,085	585,394	(8,040)	348	10,778	597,565
Comprehensive income:
Net income						70,580	70,580
Net unrealized investment gains, net of income taxes					120		120

Comprehensive income							70,700
Grant of non-vested restricted stock	271	68	6,493	(6,561)			–
Issuance of common stock in connection with employee benefit plans	578	144	8,634				8,778
Deferred compensation amortization				7,217			7,217
Pre-emergence deferred tax valuation allowance adjustment			32,093				32,093
Other			3,401	31			3,432

Balances, December 31, 2004	37,189	$9,297	$636,015	$(7,353)	$468	$81,358	$719,785

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$70,580	$(75,336)	$34,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,474	83,301	71,356
Amortization of deferred compensation costs	7,217	5,828	6,778
Provision for doubtful accounts	23,222	29,575	13,551
Deferred income taxes	45,981	(8,500)	(17,608)
Loss on divestiture of discontinued operations	15,822	79,413	–
Unusual transactions	–	–	(1,795)
Reorganization items	(304)	(1,010)	(5,520)
Other	7,632	1,278	1,224
Change in operating assets and liabilities:
Accounts receivable	2,541	(52,977)	(3,063)
Inventories and other assets	5,368	19,403	(11,303)
Accounts payable	(5,136)	(3,624)	11,887
Income taxes	10,347	11,585	45,519
Due to third party payors	2,504	6,229	(12,108)
Other accrued liabilities	(9,119)	24,130	115,008

Net cash provided by operating activities	268,129	119,295	248,679

Cash flows from investing activities:
Purchase of property and equipment	(92,388)	(84,096)	(84,071)
Acquisition of healthcare facilities	(58,212)	(149,266)	(45,931)
Sale of assets	29,826	66,741	752
Surety bond deposits	4,402	1,766	9,676
Purchase of insurance subsidiary investments	(113,033)	(156,774)	(4,494)
Sale of insurance subsidiary investments	75,918	61,940	3,703
Net change in insurance subsidiary cash and cash equivalents	(23,511)	22,477	(31,718)
Net change in other investments	4,405	1,059	6,166
Other	189	(353)	64

Net cash used in investing activities	(172,404)	(236,506)	(145,853)

Cash flows from financing activities:
Repayment of long-term debt	(105,023)	(62,219)	(50,570)
Payment of deferred financing costs	(5,120)	(3,677)	(1,375)
Issuance of common stock	8,778	7,881	159
Other	8,244	(2,320)	2,231

Net cash used in financing activities	(93,121)	(60,335)	(49,555)

Change in cash and cash equivalents	2,604	(177,546)	53,271
Cash and cash equivalents at beginning of period	66,524	244,070	190,799

Cash and cash equivalents at end of period	$69,128	$66,524	$244,070

Supplemental information:
Interest payments	$10,412	$12,072	$14,961
Income tax payments	3,435	4,163	1,371
Rental payments to Ventas, Inc.	182,324	185,737	184,327

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting Entity

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States.

On April 20, 2001, the Company and its subsidiaries emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of the Company’s Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”), as modified at the confirmation hearing by the United States Bankruptcy Court for the District of Delaware. In connection with its emergence, the Company changed its name to Kindred Healthcare, Inc. The Company reflected the terms of the Plan of Reorganization in its consolidated financial statements by adopting the fresh-start accounting provisions of the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Under fresh-start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values.

Basis of Presentation

The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

During 2004 and 2003, the Company effected certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the consolidated statement of operations for all periods presented. See Note 3 for a summary of discontinued operations.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

Stock Split

On April 26, 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The new shares were distributed on May 27, 2004 to stockholders of record at the close of business on May 10, 2004. Share and per share data for all periods presented in the consolidated financial statements have been adjusted retroactively to reflect the stock split.

Impact of Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. The Company is required to adopt

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of Recent Accounting Pronouncement (Continued)

SFAS 123R no later than July 1, 2005 under one of three transition methods. The Company expects to adopt SFAS 123R on July 1, 2005 and recognize compensation expense prospectively for non-vested stock options outstanding at June 30, 2005 and for all future stock option grants.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Medicare	$1,506,805	$1,355,771	$1,264,388
Medicaid	1,159,385	1,052,316	1,010,144
Private and other	1,122,301	882,752	845,689

	3,788,491	3,290,839	3,120,221
Eliminations:
Rehabilitation	(165,987)	–	–
Pharmacy	(91,281)	(61,117)	(54,358)

	(257,268)	(61,117)	(54,358)

	$3,531,223	$3,229,722	$3,065,863

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance Subsidiary Investments

The Company maintains investments, consisting principally of money market funds, mortgage backed securities, corporate bonds, commercial paper, U.S. Treasury notes and equities, for the payment of claims and expenses related to professional liability and workers compensation claims. These investments have been categorized as available-for-sale and are reported at fair value. The Company’s insurance subsidiary investments are classified in the consolidated balance sheet based upon their expected maturities. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income. See Note 11.

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

Property and Equipment

Depreciation expense, computed by the straight-line method, was $90.2 million for 2004, $78.9 million for 2003 and $66.7 million for 2002. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from 5 to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company ceased amortizing goodwill beginning on January 1, 2002. In lieu of amortization, the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with the annual impairment test.

To the extent the Company realizes net deferred tax assets or resolves certain income tax examination contingencies related to the pre-reorganization period, goodwill recorded in connection with fresh-start accounting is reduced accordingly. In 2003, the Company reduced goodwill by $59.1 million related primarily to the recognition of such deferred tax assets. As a result of the reductions recorded in 2003, the fresh-start accounting goodwill was eliminated in full.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

Changes in the carrying amount of goodwill follow (in thousands):

	Hospital division	Health services division	Pharmacy division	Total
Balances, January 1, 2003	$55,168	$31,045	$2,046	$88,259
Purchase price adjustments related to the Specialty Acquisition (as defined)	2,301	–	–	2,301
Pre-emergence income tax examination resolutions	(6,394)	(7,598)	(508)	(14,500)
Pre-emergence deferred tax valuation allowance adjustment	(19,658)	(23,447)	(1,538)	(44,643)

Balances, December 31, 2003	31,417	–	–	31,417
Pharmacy acquisition	–	–	705	705
Purchase price adjustments related to the Specialty Acquisition	(540)	–	–	(540)

Balances, December 31, 2004	$30,877	$–	$705	$31,582

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

Insurance Risks

Provisions for loss for professional liability risks and workers compensation risks are substantially based upon independent actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 6 and 10.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Earnings per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of outstanding warrants as well as stock options and non-vested restricted stock issued under various incentive compensation plans.

Stock Option Accounting

The Company follows APB 25 and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options.

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net income (loss), as reported	$70,580	$(75,336)	$34,753
Adjustments:
Stock-based employee compensation expense included in reported net income (loss)	4,564	5,828	6,778
Stock-based employee compensation expense determined under fair value based method	(11,073)	(11,368)	(10,797)

Pro forma net income (loss)	$64,071	$(80,876)	$30,734

Earnings (loss) per common share:
As reported:
Basic	$1.97	$(2.16)	$1.00
Diluted	$1.67	$(2.15)	$0.97

Pro forma:
Basic	$1.79	$(2.32)	$0.89
Diluted	$1.48	$(2.31)	$0.85

NOTE 2 – DIVESTITURES

During 2004 and 2003, the Company effected certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the consolidated statement of operations for all periods presented.

Assets not sold at December 31, 2004 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the consolidated balance sheet. At December 31, 2004, the Company held for sale three hospitals and three nursing centers, the estimated net realizable value of which approximated $21 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

A summary of the Company’s divestiture transactions follows.

2004 divestitures

In December 2004, the Company purchased for resale two hospitals formerly leased from the Company’s largest landlord, Ventas, Inc. (“Ventas”). The Company paid $21.1 million to purchase the facilities and $0.5 million in lease termination fees. The annual rent of approximately $1.2 million terminated upon the closing of the purchase transaction. Based upon the expected net realizable value of the two properties, the Company recorded a pretax loss of $13.3 million ($8.2 million net of income taxes).

In July 2004, the Company purchased for resale three leased nursing centers from another landlord in exchange for total consideration of $18.7 million. Based upon the expected net realizable value of these properties, the Company recorded a pretax loss of $12.3 million ($7.5 million net of income taxes).

During 2004, the Company allowed leases on three other nursing centers to expire. No gain or loss resulted from these transactions.

2003 divestitures

Florida and Texas nursing center divestiture

In June 2003, the Company completed the divestiture of all of its Florida and Texas nursing center operations (the “Florida and Texas Divestiture”). In connection with the Florida and Texas Divestiture, the Company acquired 15 Florida nursing centers and one Texas nursing center from Ventas for approximately $60 million and a $4 million lease termination fee. In addition, the Company amended its Master Lease Agreements (as defined) with Ventas to: (1) pay incremental rent aggregating $64 million in varying amounts generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%, (2) provide that all annual escalators under the Master Lease Agreements will be paid in cash at all times, and (3) expand certain cooperation and information sharing provisions of the Master Lease Agreements. In connection with the Florida and Texas Divestiture, the Company recorded a pretax loss of $60.6 million ($37.3 million net of income taxes). The annual rent of approximately $9 million on the acquired facilities terminated upon the closing of the purchase transaction.

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in the Company’s consolidated balance sheet.

Purchase of ten unprofitable facilities for resale

In December 2003, the Company acquired for resale ten unprofitable facilities (eight nursing centers and two hospitals) formerly leased from Ventas (collectively, the “Ventas II Facilities”). In connection with this transaction, the Company paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. In connection with the acquisition of the Ventas II Facilities, the Company recorded a pretax loss of $67.0 million ($41.2 million net of income taxes). The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

Other divestitures in 2003

In the fourth quarter of 2003, the Company allowed two nursing center operating leases to expire and canceled two hospital pulmonary management agreements. In addition, the Company disposed of an ancillary

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

2003 divestitures (Continued)

Other divestitures in 2003 (Continued)

services business in the hospital division and terminated two pharmacy infusion therapy partnerships. Pretax losses associated with these transactions aggregated $1.5 million ($0.9 million net of income taxes).

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the consolidated statement of operations.

Discontinued operations in 2004 included favorable pretax adjustments of approximately $18 million ($11.1 million net of income taxes) resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues	$85,363	$227,089	$302,548

Salaries, wages and benefits	58,180	149,398	186,889
Supplies	6,769	22,593	28,425
Rent	3,415	18,734	24,832
Other operating expenses	15,730	111,373	140,158
Depreciation	1,236	4,380	4,612
Interest expense	4	13	33
Investment income	(750)	(465)	(64)

	84,584	306,026	384,885

Income (loss) from operations before income taxes	779	(78,937)	(82,337)
Income tax provision (benefit)	300	(30,391)	(31,700)

Income (loss) from operations	479	(48,546)	(50,637)
Loss on divestiture of operations, net of income taxes	(15,822)	(79,413)	–

	$(15,343)	$(127,959)	$(50,637)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
Hospital division:
Hospitals	$28,074	$49,818	$57,875
Ancillary services	(99)	5,559	7,553

	27,975	55,377	65,428
Health services division	57,460	162,617	228,369
Pharmacy division	(72)	9,095	8,751

	$85,363	$227,089	$302,548

Operating income (loss):
Hospital division:
Hospitals	$(2,743)	$(1,505)	$2,865
Ancillary services	(128)	(402)	259

	(2,871)	(1,907)	3,124
Health services division	7,239	(54,466)	(56,639)
Pharmacy division	316	98	591

	$4,684	$(56,275)	$(52,924)

Rent:
Hospital division:
Hospitals	$1,576	$4,724	$5,411
Ancillary services	(54)	784	916

	1,522	5,508	6,327
Health services division	1,829	12,863	18,178
Pharmacy division	64	363	327

	$3,415	$18,734	$24,832

Depreciation:
Hospital division:
Hospitals	$786	$1,514	$1,329
Ancillary services	–	198	580

	786	1,712	1,909
Health services division	450	2,619	2,635
Pharmacy division	–	49	68

	$1,236	$4,380	$4,612

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2004	2003
Current assets:
Property and equipment, net	$18,793	$26,912
Other	3,879	488

	22,672	27,400
Current liabilities (included in other accrued liabilities)	(1,245)	(1,439)

	$21,427	$25,961

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – SPECIALTY ACQUISITION

In April 2002, the Company acquired all of the outstanding stock of Specialty Healthcare Services, Inc. (“Specialty”), a private operator of six long-term acute care hospitals (the “Specialty Acquisition”). The operating results of Specialty have been included in the consolidated financial statements of the Company since the date of acquisition. A summary of the Specialty Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill	$63,123
Fair value of liabilities assumed	(16,350)

Net assets acquired	46,773
Cash acquired	(842)

Net cash paid in 2002	45,931
Settlement of working capital and resolution of contingencies in 2003	1,431

Total cash paid	$47,362

The Specialty Acquisition was financed through the use of existing cash. The cost of the Specialty Acquisition resulted from negotiations with the sellers that were based upon both the historical and expected future cash flows of the enterprise. The purchase price paid in excess of the fair value of identifiable net assets acquired aggregated $30.9 million at December 31, 2004.

NOTE 5 – REORGANIZATION ITEMS AND UNUSUAL TRANSACTIONS

Reorganization Items

Transactions related to the Plan of Reorganization have been classified separately in the consolidated statement of operations. Operating results for 2004, 2003 and 2002 included income of $0.3 million, $1.0 million and $5.5 million, respectively, resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

Unusual Transactions

Operating results for 2002 included a $0.5 million lease termination charge for an unprofitable hospital and a $2.3 million gain on the sale of a building. These transactions were included in other operating expenses in the consolidated statement of operations.

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Fourth Quarter 2004

Operating results for the fourth quarter of 2004 included a favorable pretax adjustment of $6.0 million related to a change in estimate for professional liability costs and a pretax charge of $3.3 million related to the write-off of a clinical information system project that was cancelled in the fourth quarter.

Third Quarter 2004

Operating results for the third quarter of 2004 included favorable pretax settlements of prior year hospital Medicare cost reports of $1.6 million and a pretax charge of $3.4 million related to a terminated pension plan.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Second Quarter 2004

Operating results for the second quarter of 2004 included favorable pretax settlements of prior year hospital Medicare cost reports of $3.9 million and pretax income of $3.0 million related to prior year retroactive nursing center Medicaid rate increases in North Carolina.

Pretax income in the second quarter of 2004 included $0.6 million of investment income resulting from the recovery of certain surety deposits.

First Quarter 2004

Operating results for the first quarter of 2004 included favorable pretax settlements of prior year hospital Medicare cost reports of $2.2 million.

Fourth Quarter 2003

Operating results for the fourth quarter of 2003 included a favorable pretax adjustment of $3.6 million related to a change in estimate for professional liability costs and a pretax charge of $3.0 million related to special incentive compensation awards.

Third Quarter 2003

During the third quarter of 2003, the Company recorded pretax income of $10.0 million related to settlements of prior year hospital Medicare cost reports.

On October 1, 2002, the final regulations for a Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”) became effective. Because of the Company’s Medicare cost reporting periods, this new payment system did not become effective for all but two of the Company’s long-term acute care hospitals until September 1, 2003. The Company’s hospital operating results in the third quarter of 2003 included favorable pretax Medicare reimbursement adjustments of $3.8 million that resulted from the conversion to LTAC PPS.

First Quarter 2003

Operating results for the first quarter of 2003 included a pretax charge of $7.9 million related to a change in estimate for prior year professional liability costs, most of which related to the Company’s nursing center business.

Fourth Quarter 2002

On October 1, 2002, certain Medicare reimbursements expired. Accordingly, Medicare reimbursement to the Company’s nursing centers declined by $12.9 million in the fourth quarter of 2002.

On October 1, 2002, the provision under the Balanced Budget Act of 1997 reducing allowable hospital capital expenditures by 15% expired. As a result, hospital Medicare revenues increased by $2.4 million in the fourth quarter of 2002.

Based upon the results of the regular quarterly independent actuarial valuation, the Company recorded additional professional liability costs of $8.1 million in the fourth quarter of 2002, most of which related to the Company’s nursing center business.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Fourth Quarter 2002 (Continued)

In addition, incentive compensation costs were reduced by $8.8 million in the fourth quarter and certain operating expense accruals related to the Company’s information systems operations were adjusted, reducing operating expenses by $3.6 million in the fourth quarter of 2002.

Third Quarter 2002

In September 2002, the Company received $12.1 million in connection with a settlement of claims from a private insurance company that issued Medicare supplemental insurance policies to patients treated by the Company’s hospitals in prior years. The $12.1 million receipt was recorded as income because the disputed amounts for these services had previously been fully reserved in the Company’s financial statements.

In the third quarter of 2002, the Company recorded $21.5 million of additional professional liability costs above its normal provision. The additional costs were required based upon the results of the regular quarterly independent actuarial valuation. Substantially all of the additional costs were related to the Company’s nursing center operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – EARNINGS PER SHARE

A computation of the earnings per common share follows (in thousands, except per share amounts).

	Year ended December 31,
	2004	2003	2002
Earnings (loss):
Income from continuing operations	$85,923	$52,623	$85,390
Discontinued operations, net of income taxes:
Income (loss) from operations	479	(48,546)	(50,637)
Loss on divestiture of operations	(15,822)	(79,413)	–

Net income (loss)	$70,580	$(75,336)	$34,753

Shares used in the computation:
Weighted average shares outstanding – basic computation	35,774	34,880	34,723
Dilutive effect of certain securities:
Warrants	5,194	–	1,059
Employee stock options	916	123	182
Non-vested restricted stock	519	44	37

Adjusted weighted average shares outstanding – diluted computation	42,403	35,047	36,001

Earnings (loss) per common share:
Basic:
Income from continuing operations	$2.40	$1.51	$2.46
Discontinued operations:
Income (loss) from operations	0.01	(1.39)	(1.46)
Loss on divestiture of operations	(0.44)	(2.28)	–

Net income (loss)	$1.97	$(2.16)	$1.00

Diluted:
Income from continuing operations	$2.03	$1.50	$2.37
Discontinued operations:
Income (loss) from operations	0.01	(1.38)	(1.40)
Loss on divestiture of operations	(0.37)	(2.27)	–

Net income (loss)	$1.67	$(2.15)	$0.97

NOTE 8 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates long-term acute care hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily to nursing centers and long-term acute care hospitals. The pharmacy division provides pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

On January 1, 2004, the Company reorganized its rehabilitation services business into a separate operating division by transferring its internal rehabilitation personnel from its nursing centers and consolidating them with

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

its external rehabilitation business. The historical operating results of the Company’s nursing center and rehabilitation services segments were not restated to conform with the new business alignment.

On July 1, 2004, the rehabilitation division and pharmacy division began providing services to the Company’s hospital division. Internal personnel from the hospital division were transferred to the rehabilitation division and pharmacy division in conjunction with the realignment of these services.

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenues:
Hospital division	$1,398,658	$1,314,967	$1,218,424
Health services division	1,801,372	1,659,956	1,625,762
Rehabilitation division	228,426	43,483	34,296
Pharmacy division	360,035	272,433	241,739

	3,788,491	3,290,839	3,120,221
Eliminations:
Rehabilitation	(165,987)	–	–
Pharmacy	(91,281)	(61,117)	(54,358)

	(257,268)	(61,117)	(54,358)

	$3,531,223	$3,229,722	$3,065,863

Income from continuing operations:
Operating income (loss):
Hospital division	$328,950	$304,468	$257,574
Health services division	236,981	222,121	291,151
Rehabilitation division	31,431	(1,763)	(262)
Pharmacy division	37,062	26,493	22,681
Corporate:
Overhead	(123,749)	(112,635)	(111,155)
Insurance subsidiary	(7,042)	(13,551)	(6,049)

	(130,791)	(126,186)	(117,204)

	503,633	425,133	453,940
Unusual transactions	–	–	1,795
Reorganization items	304	1,010	5,520

Operating income	503,937	426,143	461,255
Rent	(261,930)	(252,770)	(245,729)
Depreciation	(90,238)	(78,921)	(66,744)
Interest, net	(6,383)	(4,190)	(2,410)

Income before income taxes	145,386	90,262	146,372
Provision for income taxes	59,463	37,639	60,982

	$85,923	$52,623	$85,390

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2004	2003	2002
Rent:
Hospital division	$93,631	$91,760	$91,488
Health services division	162,184	157,716	151,036
Rehabilitation division	2,839	472	128
Pharmacy division	3,044	2,578	2,863
Corporate	232	244	214

	$261,930	$252,770	$245,729

Depreciation:
Hospital division	$35,077	$29,753	$25,751
Health services division	27,602	25,126	22,805
Rehabilitation division	159	83	43
Pharmacy division	2,434	2,177	1,739
Corporate	24,966	21,782	16,406

	$90,238	$78,921	$66,744

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$30,147	$26,116	$26,633
Health services division	36,703	29,169	24,002
Rehabilitation division	368	144	125
Pharmacy division	4,829	4,207	3,491
Corporate:
Information systems	15,827	21,493	25,576
Other	4,514	2,967	4,244

	$92,388	$84,096	$84,071

Assets at end of period:
Hospital division	$515,353	$526,029
Health services division	366,164	379,435
Rehabilitation division	7,701	8,009
Pharmacy division	60,146	43,198
Corporate	643,929	628,743

	$1,593,293	$1,585,414

Goodwill:
Hospital division	$30,877	$31,417
Pharmacy division	705	–

	$31,582	$31,417

NOTE 9 – INCOME TAXES

The provision for income taxes is based upon management’s estimate of taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$24,947	$46,518	$56,905
State	4,056	7,558	9,251

	29,003	54,076	66,156
Deferred	30,460	(16,437)	(5,174)

	$59,463	$37,639	$60,982

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Income tax expense at federal rate	$50,885	$31,592	$51,230
State income tax expense, net of federal income tax expense	5,089	3,159	5,123
Other items, net	3,489	2,888	4,629

	$59,463	$37,639	$60,982

A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$–	$7,655	$–	$5,738
Insurance	42,987	–	47,709	–
Accounts receivable allowances	57,745	–	79,653	–
Compensation	32,097	–	30,731	–
Net operating losses	107,900	–	106,138	–
Assets held for sale	12,141	–	26,201	–
Other	53,851	–	63,748	–

	306,721	$7,655	354,180	$5,738

Reclassification of deferred tax liabilities	(7,655)		(5,738)

Net deferred tax assets	299,066		348,442
Valuation allowance	(137,749)		(166,513)

	$161,317		$181,929

Deferred income taxes totaling $70.1 million and $89.8 million at December 31, 2004 and 2003, respectively, were classified as current assets, and deferred income taxes totaling $91.2 million and $92.1 million at December 31, 2004 and 2003, respectively, were classified as noncurrent assets.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by the Company, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $32.1 million in 2004 and $26.6 million in 2003 was treated as an increase to capital in excess of par value and a reduction in the deferred tax valuation allowance.

In 2003, the Company received $14.5 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for 1996, 1997 and 1998. The receipt of the $14.5 million had no impact on the Company’s earnings because fresh-start accounting rules adopted in connection with the Company’s emergence from bankruptcy required that this transaction be recorded as a reduction of goodwill.

In connection with its Plan of Reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company is required, beginning with its 2002 taxable year, to reduce certain tax attributes including (a) net operating loss carryforwards (“NOLs”), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on April 20, 2001 constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company’s NOLs and tax credits generated prior to the ownership change may be subject to certain limitations.

The Company had NOLs of $280.3 million and $275.7 million (after the reductions in the attributes discussed above) at December 31, 2004 and 2003, respectively. The cumulative NOLs attributable to the Company’s wholly owned limited purpose insurance subsidiary (included in the aggregate amounts discussed above) which are subject to separate utilization provisions totaled $32.4 million and $80.8 million at December 31, 2004 and 2003, respectively. The NOLs expire in various amounts through 2023.

In November 2004, the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company intends to contest. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, management believes the ultimate resolution of these issues will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Professional liability:
Continuing operations	$74,144	$88,352	$61,589
Discontinued operations	(10,721)	59,437	83,338

Workers compensation:
Continuing operations	$49,054	$43,837	$38,247
Discontinued operations	3,327	5,032	6,056

A summary of the assets and liabilities related to insurance risks included in the consolidated balance sheet at December 31 follows (in thousands):

	2004			2003
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$172,266	$66,590	$238,856	$93,989	$52,336	$146,325
Reinsurance recoverables	2,103	–	2,103	896	–	896

	174,369	66,590	240,959	94,885	52,336	147,221
Non-current:
Insurance subsidiary investments	41,651	–	41,651	74,618	–	74,618
Reinsurance recoverables	8,306	–	8,306	5,858	–	5,858
Deposits	6,750	1,705	8,455	7,250	2,222	9,472
Other	6	160	166	9	35	44

	56,713	1,865	58,578	87,735	2,257	89,992

	$231,082	$68,455	$299,537	$182,620	$54,593	$237,213

Liabilities:
Allowance for insurance risks:
Current	$82,609	$23,571	$106,180	$83,725	$14,248	$97,973
Non-current	204,713	48,724	253,437	212,013	49,463	261,476

	$287,322	$72,295	$359,617	$295,738	$63,711	$359,449

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $302 million at December 31, 2004 and $311 million at December 31, 2003.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2004				2003
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents	$132,282	$–	$–	$132,282	$108,771	$–	$–	$108,771
Mortgage backed securities	82,508	123	(298)	82,333	56,673	397	(176)	56,894
Corporate bonds	37,332	6	(268)	37,070	32,898	15	(148)	32,765
Commercial paper	15,071	–	(4)	15,067	5,449	1	–	5,450
U.S. Treasury notes	7,806	143	(41)	7,908	12,276	69	(28)	12,317
Equities	5,109	801	(63)	5,847	4,363	424	(41)	4,746

	$280,108	$1,073	$(674)	$280,507	$220,430	$906	$(393)	$220,943

The fair value of the Company’s insurance subsidiary investments available-for-sale at December 31, 2004 by expected maturity date follows (in thousands):

Fair value
Within one year	$238,856
One year to five years	37,988
After five years	3,663

$280,507

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Interest income	$4,815	$4,252	$3,988
Net premium and discount amortization	(964)	(763)	(256)
Net gain on sale of investments	16	27	77
Investment expenses	(108)	(114)	(25)

	$3,759	$3,402	$3,784

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2004	2003
Credit Facility due 2009 (LIBOR plus 2% to 2.75% or prime plus 1% to 1.75%)	$–	$–
Senior secured notes due 2008	–	100,500
Present value rent obligation to Ventas (see note 2)	36,734	41,921
Other	1,092	1,508

Total debt, average life of 8 years (weighted average rate 10.9%)	37,826	143,929
Amounts due within one year	(5,282)	(4,532)

Long-term debt	$32,544	$139,397

In June 2004, the Company entered into a five-year $300 million revolving credit facility (the “Credit Facility”) to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the Credit Facility. Amounts borrowed under the Credit Facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Credit Facility. During 2004, the interest rate under the Credit Facility was 4.4%. The Credit Facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The Credit Facility constitutes a working capital facility for general corporate purposes and permits acquisitions and investments in healthcare facilities and companies up to an aggregate of $150 million, of which approximately $112 million was available at December 31, 2004. The Credit Facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock.

The terms of the Credit Facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of the Credit Facility at December 31, 2004.

Other Information

Interest expense in 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit agreements. Interest expense for 2003 and 2002 included $2.4 million and $2.3 million, respectively, of pretax gains realized in connection with the prepayment of long-term debt.

The following table summarizes scheduled maturities of long-term debt for the years 2005 through 2009:

	Ventas rent obligation
	Principal	Interest	Total	Other	Total
2005	$5,218	$3,705	$8,923	$64	$8,987
2006	6,154	3,082	9,236	67	9,303
2007	7,209	2,350	9,559	71	9,630
2008	5,510	1,612	7,122	76	7,198
2009	4,889	1,096	5,985	81	6,066

The estimated fair value of the Company’s long-term debt at December 31, 2004 and 2003 approximated the respective carrying amounts.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2004	2003	2002
Hospital division:
Buildings:
Ventas	$60,634	$58,583	$57,130
Other landlords	12,562	9,740	8,152
Equipment	20,435	23,437	26,206

	93,631	91,760	91,488
Health services division:
Buildings:
Ventas	120,766	116,682	112,736
Other landlords	38,393	36,726	34,968
Equipment	3,025	4,308	3,332

	162,184	157,716	151,036
Rehabilitation division:
Buildings	68	50	74
Equipment	2,771	422	54

	2,839	472	128

Pharmacy division:
Buildings	2,650	2,262	2,409
Equipment	394	316	454

	3,044	2,578	2,863
Corporate:
Buildings	203	182	145
Equipment	29	62	69

	232	244	214

	$261,930	$252,770	$245,729

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2005	$183,468	$58,388	$241,856
2006	183,468	54,705	238,173
2007	183,468	47,900	231,368
2008	150,839	45,643	196,482
2009	134,525	39,848	174,373
Thereafter	162,870	107,656	270,526

At December 31, 2004, the Company leased from Ventas 39 long-term acute care hospitals and 186 nursing centers.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES (Continued)

Ventas has a one-time option to reset the rent and the related rent escalators under each of its original master lease agreements with the Company (the “Master Lease Agreements”) to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a notice to the Company proposing the Fair Market Rental (as described below) for the balance of the lease term (the “Reset Proposal Notice”). If the Company and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, the Company and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending the Company a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

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

As discussed above, under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Leases.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CONTINGENCIES

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 3, 6 and 10.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $5 million at December 31, 2004.

Income taxes–The IRS has proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company intends to contest. See Note 9.

Litigation–The Company is a party to certain material litigation as well as various suits and claims arising in the ordinary course of business. See Note 20.

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

NOTE 15 – CAPITAL STOCK

In April 2002, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 39 million to 175 million. The stockholders also approved an additional 3.2 million shares of common stock in May 2004 and 2.4 million shares of common stock in April 2002 that could be issued under the Company’s incentive compensation plans.

Plan Descriptions

Since its emergence from bankruptcy, the Company has adopted plans under which up to 10 million restricted stock awards and options to purchase common stock may be granted to officers, directors and key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant.

Unearned compensation related to restricted stock and discounted stock options is amortized over the vesting period. Compensation expense related to these awards approximated $7.2 million for 2004, $5.8 million for 2003 and $6.8 million for 2002.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Plan Descriptions (Continued)

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2001	1,940,200	$16.00 to $29.50	$17.08
Granted	1,086,000	6.39 to 26.00	16.36
Exercised	(9,934)	16.00	16.00
Canceled	(279,064)	15.91 to 29.50	18.23

Balances, December 31, 2002	2,737,202	6.39 to 29.50	16.68
Granted	1,159,556	6.79 to 25.17	12.48
Exercised	(498,134)	6.39 to 19.07	15.82
Canceled	(418,616)	6.39 to 29.50	16.26

Balances, December 31, 2003	2,980,008	6.39 to 29.50	15.25
Granted	720,786	23.89 to 29.72	25.34
Exercised	(577,802)	6.39 to 24.53	15.19
Canceled	(256,759)	6.39 to 29.72	16.77

Balances, December 31, 2004	2,866,233	$ 6.39 to $29.72	$17.67

A summary of stock options outstanding at December 31, 2004 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2004	Weighted average exercise price
$6.39 to $11.04	822,943	8 years	$10.55	214,379	$10.53
$15.91 to $20.00	1,214,136	6 years	17.20	676,636	16.90
$22.80 to $29.72	829,154	9 years	25.41	78,568	26.19

	2,866,233	8 years	17.67	969,583	16.25

Shares of common stock available for future grants were 4,032,753, 1,568,098 and 2,852,864 at December 31, 2004, 2003 and 2002, respectively.

Warrants

In connection with the Plan of Reorganization, the Company issued 2 million Series A warrants and 5 million Series B warrants that expire in April 2006. Each Series A warrant allows the holder to purchase two shares of common stock at a price of $30.00. Each Series B warrant allows the holder to purchase two shares of common stock at a price of $33.33. At December 31, 2004, there were outstanding 1,998,083 Series A warrants and 4,996,035 Series B warrants.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Statement No. 123 Data (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 is included in Note 1. The fair value of such options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.93% for 2004, 3.63% for 2003 and 4.30% for 2002; no dividend yield; expected term of seven years; and volatility factors of the expected market price of the common stock of .57 for 2004, .61 for 2003 and .47 for 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair value of options granted during 2004, 2003 and 2002 under a Black-Scholes valuation model was $15.44, $7.96 and $8.68, respectively.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $8.7 million for 2004, $10.0 million for 2003 and $11.0 million for 2002. Amounts equal to retirement plan expense are funded annually.

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2004	2003
Patient accounts	$33,993	$38,169
Taxes other than income	26,074	23,113
Other	16,918	27,051

	$76,985	$88,333

NOTE 18 – RELATED PARTY TRANSACTIONS

Dr. Thomas P. Cooper, a director of the Company, is the Chairman, Chief Executive Officer, and a shareholder of Vericare, Inc. (“Vericare”). Vericare has contracts to provide mental health services to 15 of the Company’s nursing centers. Under these contracts, Vericare bills the individual resident or the appropriate third party payor for the services provided by Vericare. The Company does not pay Vericare for these services under the contracts nor does Vericare make any payments to the Company related to these services.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – RELATED PARTY TRANSACTIONS (Continued)

The son of Edward L. Kuntz, Executive Chairman of the Company, was employed by the firm of Reed Smith LLP from October 2002 to December 2004. The Company paid approximately $600,000 for legal services rendered by the law firm of Reed Smith LLP during 2004. The fees paid to Reed Smith represent approximately 2% of the legal fees paid by the Company in 2004.

NOTE 19 – FAIR VALUE DATA

A summary of fair value data at December 31 follows (in thousands):

	2004		2003
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$69,128	$69,128	$66,524	$66,524
Cash–restricted	6,054	6,054	7,339	7,339
Insurance subsidiary investments	280,507	280,507	220,943	220,943
Tax refund escrow investments	238	238	742	742
Long-term debt, including amounts due within one year	37,826	37,811	143,929	144,021

NOTE 20 – LITIGATION

Summary descriptions of various significant litigation follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiffs’ failure to make a

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – LITIGATION (Continued)

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

Three shareholder derivative suits entitled Elizabeth Sommerfeld v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 08476; Ilse Denchfield v. Kindred Healthcare, Inc., et al., Civil Action No. 02 CI 09475; and Fedorka v. Edward L. Kuntz, et al., Civil Action No. 03 CI 02015, were filed in November 2002, December 2002 and March 2003, respectively, in the Jefferson Circuit Court in Kentucky. The complaints in those lawsuits are nearly identical to the complaint in a putative class action lawsuit entitled Massachusetts State Carpenters Pension Fund v. Kindred Healthcare, Inc., et al, Civil Action No. 3:02CV-600-J, which was filed against the Company and certain of the Company’s current and former officers and directors on October 16, 2002 in the U.S. District Court for the Western District of Kentucky, Louisville Division (the “District Court”) and was dismissed with prejudice on January 12, 2004. Specifically, the derivative suits allege that from August 14, 2001 to October 10, 2002 the defendants violated Sections 10(b) and 20(a) of the Exchange Act by, among other things, issuing to the investing public a series of allegedly false and misleading statements that inaccurately indicated that the Company was successfully emerging from bankruptcy and implementing a growth plan. In particular, the complaint alleges that these statements were materially false and misleading because they failed to disclose that the 2001 Florida tort reform legislation had resulted in a marked increase in claims against the Company in Florida, and also because the statements reflected a materially understated reserve for professional liability costs. The complaints further allege that as a result of the purportedly false and misleading statements, the price of the Company’s common stock was artificially inflated, the investing public was deceptively induced to purchase the stock at those inflated prices, and the defendants profited by selling shares at those prices. In May 2003, the Fedorka plaintiffs voluntarily dismissed their state court derivative lawsuit and refiled that lawsuit in the District Court, Civil Action No. 3:03CV-272-S. On May 14, 2003, a separate but nearly identical derivative lawsuit, Tin Win v. Edward L. Kuntz, et al., Civil Action No. 3:03CV-292-J, also was filed in the District Court. On May 12, 2003, the Jefferson Circuit Court entered an order consolidating the Sommerfeld and Denchfield derivative actions and staying all proceedings in the consolidated derivative action pending the District Court’s ruling on the defendants’ motion to dismiss the consolidated putative class action. On July 24, 2003, the District Court entered a similar order concerning the Fedorka and Win federal derivative actions. After the District Court’s dismissal of the Massachusetts State Carpenters Pension Fund putative class action became final in February 2004, the plaintiffs in the consolidated Fedorka and Win federal derivative action voluntarily dismissed that consolidated derivative action, with prejudice. Subsequently, on October 4, 2004, the parties entered into an agreement to settle the Sommerfeld consolidated derivative action under which the Company agreed to pay $60,000 of the plaintiffs’ legal fees. In December 2004, the Jefferson Circuit Court approved the settlement agreement and dismissed the Sommerfeld consolidated derivative action with prejudice.

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. In addition, there can be no assurance that the U.S. Department of Justice, the Centers for Medicare and Medicaid Services or other federal and state enforcement and regulatory agencies will not initiate additional investigations related to the Company’s businesses in the future, nor can there be any assurance that the resolution of any litigation or investigations, either individually or in the aggregate, would not have a material adverse effect on the Company’s financial position, results of operations and liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 – SUBSEQUENT EVENTS

On March 1, 2005, the Company announced the execution of a definitive agreement to acquire the assets of Skilled Care Pharmacy (“SCP”), an operator of two institutional pharmacies. The business to be acquired currently generates annualized revenues of approximately $50 million and serves approximately 7,300 customer beds. The final closing is expected to take place on or about March 31, 2005 and is subject to customary conditions to closing, including the receipt of required regulatory approvals.

On March 2, 2005, the Company announced that its pharmacy division acquired the assets of Pharmacy Partners, Inc. (“PPI”), an operator of two institutional pharmacies. The business being acquired currently generates annualized revenues of approximately $35 million and serves approximately 7,800 customer beds.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2004 (a)
	First	Second	Third	Fourth
Revenues	$858,015	$885,819	$884,254	$903,135

Net income:
Income from continuing operations	16,533	25,054	18,527	25,809
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,693)	(2,222)	4,598	796
Loss on divestiture of operations	–	(1,063)	(7,557)	(7,202)
Net income	13,840	21,769	15,568	19,403

Earnings per common share:
Basic:
Income from continuing operations	0.47	0.70	0.51	0.71
Discontinued operations:
Income (loss) from operations	(0.08)	(0.06)	0.13	0.02
Loss on divestiture of operations	–	(0.03)	(0.21)	(0.20)
Net income	0.39	0.61	0.43	0.53

Diluted:
Income from continuing operations	0.38	0.60	0.44	0.61
Discontinued operations:
Income (loss) from operations	(0.06)	(0.05)	0.11	0.02
Loss on divestiture of operations	–	(0.03)	(0.18)	(0.17)
Net income	0.32	0.52	0.37	0.46

Shares used in computing earnings per common share:
Basic	35,414	35,536	35,939	36,200
Diluted	42,721	41,913	42,293	42,639

Market prices (b):
High	30.65	26.50	27.00	30.26
Low	23.66	22.21	22.73	22.73

	2003 (a)
	First	Second	Third	Fourth
Revenues	$789,295	$800,607	$823,318	$816,502

Net income (loss):
Income from continuing operations	3,782	13,888	19,083	15,870
Discontinued operations, net of income taxes:
Loss from operations	(16,906)	(21,299)	(6,549)	(3,792)
Loss on divestiture of operations	–	(36,019)	(827)	(42,567)
Net income (loss)	(13,124)	(43,430)	11,707	(30,489)

Earnings (loss) per common share:
Basic:
Income from continuing operations	0.11	0.40	0.55	0.45
Discontinued operations:
Loss from operations	(0.49)	(0.61)	(0.19)	(0.11)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.21)
Net income (loss)	(0.38)	(1.25)	0.34	(0.87)

Diluted:
Income from continuing operations	0.11	0.40	0.54	0.39
Discontinued operations:
Loss from operations	(0.49)	(0.61)	(0.19)	(0.09)
Loss on divestiture of operations	–	(1.04)	(0.02)	(1.05)
Net income (loss)	(0.38)	(1.25)	0.33	(0.75)

Shares used in computing earnings (loss) per common share:
Basic	34,755	34,813	34,885	35,062
Diluted	34,767	34,828	35,143	40,685

Market prices (b):
High	9.65	10.18	18.74	26.84
Low	5.13	5.39	8.75	18.75

(a)	See note 6 of the notes to consolidated financial statements for a discussion of certain quarterly adjustments.
(b)	Kindred common stock has traded on the New York Stock Exchange since October 27, 2004 under the ticker symbol “KND.” From November 8, 2001 through and including October 26, 2004, Kindred common stock traded on the Nasdaq National Market under the ticker symbol “KIND.”

KINDRED HEALTHCARE, INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	Balance at beginning of period	Additions		Deductions or payments	Balance at end of period
		Charged to costs and expenses	Acquisitions
Allowance for loss on accounts receivable:
Year ended December 31, 2002	$108,891	$13,551	$–	$(26,490)	$95,952
Year ended December 31, 2003	95,952	29,575	–	(32,124)	93,403
Year ended December 31, 2004	93,403	23,222	–	(56,305)	60,320

Allowance for deferred taxes:
Year ended December 31, 2002	$263,307	$–	$2,483	$(30,929)	$234,861
Year ended December 31, 2003	234,861	–	–	(68,348)	166,513
Year ended December 31, 2004	166,513	–	–	(28,764)	137,749