Form 10-Q
period 2005-03-31
KINDRED HEALTHCARE, INC
filed 2005-05-04
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2005
Common stock, $0.25 par value	38,426,884 shares

1 of 40

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues	$939,989	$858,015

Salaries, wages and benefits	515,020	484,049
Supplies	128,283	115,496
Rent	67,996	63,619
Other operating expenses	152,167	142,321
Depreciation and amortization	24,114	21,561
Interest expense	2,000	3,654
Investment income	(2,348)	(1,214)

	887,232	829,486

Income from continuing operations before reorganization items and income taxes	52,757	28,529
Reorganization items	(1,371)	–

Income from continuing operations before income taxes	54,128	28,529
Provision for income taxes	21,868	11,996

Income from continuing operations	32,260	16,533
Income (loss) from discontinued operations, net of income taxes	4,630	(2,693)

Net income	$36,890	$13,840

Earnings per common share:
Basic:
Income from continuing operations	$0.89	$0.47
Income (loss) from discontinued operations	0.13	(0.08)

Net income	$1.02	$0.39

Diluted:
Income from continuing operations	$0.73	$0.38
Income (loss) from discontinued operations	0.10	(0.06)

Net income	$0.83	$0.32

Shares used in computing earnings per common share:
Basic	36,312	35,414
Diluted	44,410	42,721

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,571	$69,128
Cash – restricted	5,874	6,054
Insurance subsidiary investments	251,850	238,856
Accounts receivable less allowance for loss of $65,237 – March 31, 2005 and $60,320 – December 31, 2004	463,278	400,517
Inventories	36,497	35,025
Deferred tax assets	70,137	70,137
Assets held for sale	16,343	22,672
Other	44,286	31,954

	903,836	874,343

Property and equipment	786,340	765,586
Accumulated depreciation	(297,629)	(273,880)

	488,711	491,706

Goodwill	41,960	31,582
Insurance subsidiary investments	44,442	41,651
Deferred tax assets	91,437	91,180
Other	105,884	62,831

	$1,676,270	$1,593,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,876	$122,176
Salaries, wages and other compensation	233,999	230,056
Due to third party payors	23,331	33,910
Professional liability risks	79,115	82,609
Other accrued liabilities	75,340	76,985
Income taxes	52,068	26,748
Long-term debt due within one year	5,506	5,282

	581,235	577,766

Long-term debt	56,304	32,544
Professional liability risks	203,006	204,713
Deferred credits and other liabilities	60,901	58,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,273 shares – March 31, 2005 and 37,189 shares – December 31, 2004	9,568	9,297
Capital in excess of par value	654,120	636,015
Deferred compensation	(7,118)	(7,353)
Accumulated other comprehensive income	6	468
Retained earnings	118,248	81,358

	774,824	719,785

	$1,676,270	$1,593,293

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$36,890	$13,840
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,114	22,046
Amortization of deferred compensation costs	1,912	1,743
Provision for doubtful accounts	4,987	8,116
Reorganization items	(1,371)	–
Other	(186)	(102)
Change in operating assets and liabilities:
Accounts receivable	(59,132)	(54,304)
Inventories and other assets	(10,359)	(9,468)
Accounts payable	(2,445)	(3,184)
Income taxes	25,332	9,912
Due to third party payors	(10,579)	(3,737)
Other accrued liabilities	8,791	(9,062)

Net cash provided by (used in) operating activities	17,954	(24,200)

Cash flows from investing activities:
Purchase of property and equipment	(17,963)	(17,881)
Acquisition of institutional pharmacy	(27,600)	–
Acquisition deposit	(31,500)	–
Sale of assets	1,055	370
Purchase of insurance subsidiary investments	(113,884)	(9,776)
Sale of insurance subsidiary investments	84,591	5,672
Net change in insurance subsidiary cash and cash equivalents	13,111	(16,820)
Net change in other investments	–	1,777
Other	(99)	138

Net cash used in investing activities	(92,289)	(36,520)

Cash flows from financing activities:
Net change in revolving credit borrowings	25,200	16,900
Repayment of long-term debt	(1,216)	(1,032)
Issuance of common stock	16,699	467
Other	(19,905)	(4,312)

Net cash provided by financing activities	20,778	12,023

Change in cash and cash equivalents	(53,557)	(48,697)
Cash and cash equivalents at beginning of period	69,128	66,524

Cash and cash equivalents at end of period	$15,571	$17,827

Supplemental information:
Interest payments	$1,034	$3,272
Income tax payments (refunds)	(566)	398

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At March 31, 2005, the Company’s hospital division operated 73 hospitals in 24 states. The Company’s health services division operated 249 nursing centers in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 36 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

During 2004 and 2003, the Company completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2.

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

Impact of Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) approved a new rule that delays the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company expects to adopt SFAS 123R on January 1, 2006 and recognize compensation expense prospectively for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants.

Stock Option Accounting

As discussed above, the Company currently follows APB 25 and related interpretations in accounting for its employee stock options.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock Option Accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net income, as reported	$36,890	$13,840
Adjustments:
Stock-based employee compensation expense included in reported net income	1,191	1,106
Stock-based employee compensation expense determined under fair value based method	(2,927)	(2,780)

Pro forma net income	$35,154	$12,166

Earnings per common share:
As reported:
Basic	$1.02	$0.39
Diluted	$0.83	$0.32
Pro forma:
Basic	$0.97	$0.34
Diluted	$0.77	$0.28

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$36,890	$13,840
Net unrealized investment gains (losses), net of income taxes	(462)	148

Comprehensive income	$36,428	$13,988

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004 filed with the SEC on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s customary accounting practices. Management believes that financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as otherwise disclosed, all such adjustments are of a normal and recurring nature.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These changes did not have any impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2005, the Company held for sale three hospitals and one nursing center.

Discontinued operations for the first quarter of 2005 included a favorable pretax adjustment of $9.6 million ($5.9 million net of income taxes) resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2005	2004
Revenues	$6,519	$29,525

Salaries, wages and benefits	4,465	20,045
Supplies	936	2,047
Rent	230	1,123
Other operating expenses (income)	(6,475)	10,432
Depreciation	–	485
Interest expense	–	2
Investment income	(165)	(230)

	(1,009)	33,904

Income (loss) from operations before income taxes	7,528	(4,379)
Income tax provision (benefit)	2,898	(1,686)

Income (loss) from operations	$4,630	$(2,693)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2005	2004
Revenues:
Hospital division:
Hospitals	$5,641	$7,531
Ancillary services	6	(91)

	5,647	7,440

Health services division	872	22,117

Pharmacy division	–	(32)

	$6,519	$29,525

Operating income (loss):
Hospital division:
Hospitals	$12	$(1,767)
Ancillary services	6	(186)

	18	(1,953)

Health services division	7,567	(1,119)

Pharmacy division	8	73

	$7,593	$(2,999)

Rent:
Hospital division:
Hospitals	$50	$413
Ancillary services	–	(5)

	50	408

Health services division	180	671

Pharmacy division	–	44

	$230	$1,123

Depreciation:
Hospital division:
Hospitals	$–	$207
Ancillary services	–	–

	–	207

Health services division	–	278

Pharmacy division	–	–

	$–	$485

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	March 31, 2005	December 31, 2004
Current assets:
Property and equipment, net	$15,706	$18,793
Other	637	3,879

	16,343	22,672
Current liabilities (included in other accrued liabilities)	(286)	(1,245)

	$16,057	$21,427

NOTE 3 – REORGANIZATION ITEMS

Transactions related to the Plan of Reorganization have been classified separately in the accompanying unaudited condensed consolidated statement of operations. Operating results for the first quarter of 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs in connection with the completion of legal proceedings related to the Plan of Reorganization in March 2005.

NOTE 4 – PHARMACY ACQUISITIONS

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc. (“PPI”), an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The operating results of PPI have been included in the accompanying unaudited condensed consolidated financial statements of the Company since the date of acquisition. The transaction was financed through the use of existing cash. A preliminary summary of the PPI Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$31,358
Fair value of liabilities assumed	(3,758)

Net cash paid	$27,600

The purchase price of the assets acquired in the PPI Acquisition resulted from negotiations with PPI and its shareholders that were based upon both the historical and expected future cash flows of the enterprise. Goodwill recorded in connection with the PPI Acquisition aggregated $10.2 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to $1.4 million may occur through September 2006 as a result of contingent consideration in accordance with the acquisition agreement.

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy (the “SCP Acquisition”), an operator of two institutional pharmacies in California. In connection with the acquisition, the Company funded an acquisition deposit of $31.5 million for the SCP Acquisition on March 31, 2005. The deposit is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2005.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2005	2004
Medicare	$414,016	$386,824
Medicaid	287,389	263,721
Private and other	318,586	261,247

	1,019,991	911,792
Eliminations:
Rehabilitation	(49,545)	(36,023)
Pharmacy	(30,457)	(17,754)

	(80,002)	(53,777)

	$939,989	$858,015

The Company recorded income of approximately $2.9 million in the first quarter of 2005 and $2.2 million in the first quarter of 2004 related to settlements of prior year hospital Medicare cost reports.

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of warrants, employee stock options and non-vested restricted stock.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Earnings:
Income from continuing operations	$32,260	$16,533
Income (loss) from discontinued operations, net of income taxes	4,630	(2,693)

Net income	$36,890	$13,840

Shares used in the computation:
Weighted average shares outstanding – basic computation	36,312	35,414
Dilutive effect of certain securities:
Warrants	6,550	5,672
Employee stock options	985	1,091
Non-vested restricted stock	563	544

Adjusted weighted average shares outstanding – diluted computation	44,410	42,721

Earnings per common share:
Basic:
Income from continuing operations	$0.89	$0.47
Income (loss) from discontinued operations	0.13	(0.08)

Net income	$1.02	$0.39

Diluted:
Income from continuing operations	$0.73	$0.38
Income (loss) from discontinued operations	0.10	(0.06)

Net income	$0.83	$0.32

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2005	2004
Revenues:
Hospital division	$393,040	$343,349
Health services division	454,047	435,998
Rehabilitation division	64,947	52,699
Pharmacy division	107,957	79,746

	1,019,991	911,792
Eliminations:
Rehabilitation	(49,545)	(36,023)
Pharmacy	(30,457)	(17,754)

	(80,002)	(53,777)

	$939,989	$858,015

Income from continuing operations:
Operating income (loss):
Hospital division	$101,801	$79,687
Health services division	53,021	48,945
Rehabilitation division	9,711	8,519
Pharmacy division	11,454	7,609
Corporate:
Overhead	(29,115)	(26,834)
Insurance subsidiary	(2,353)	(1,777)

	(31,468)	(28,611)

	144,519	116,149
Reorganization items	1,371	–

Operating income	145,890	116,149
Rent	(67,996)	(63,619)
Depreciation and amortization	(24,114)	(21,561)
Interest, net	348	(2,440)

Income from continuing operations before income taxes	54,128	28,529
Provision for income taxes	21,868	11,996

	$32,260	$16,533

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2005	2004
Rent:
Hospital division	$24,717	$22,488
Health services division	41,486	39,799
Rehabilitation division	800	611
Pharmacy division	926	662
Corporate	67	59

	$67,996	$63,619

Depreciation and amortization:
Hospital division	$9,554	$8,257
Health services division	7,822	6,615
Rehabilitation division	54	33
Pharmacy division	926	530
Corporate	5,758	6,126

	$24,114	$21,561

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$8,235	$5,406
Health services division	6,957	8,450
Rehabilitation division	2	47
Pharmacy division	1,075	773
Corporate:
Information systems	1,462	2,651
Other	232	554

	$17,963	$17,881

	March 31, 2005	December 31, 2004
Assets at end of period:
Hospital division	$551,568	$515,353
Health services division	376,016	366,164
Rehabilitation division	7,843	7,701
Pharmacy division	128,924	60,146
Corporate	611,919	643,929

	$1,676,270	$1,593,293

Goodwill:
Hospital division	$30,877	$30,877
Pharmacy division	11,083	705

	$41,960	$31,582

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2005	2004
Professional liability:
Continuing operations	$21,972	$22,410
Discontinued operations	(9,133)	1,879

Workers compensation:
Continuing operations	$13,126	$12,341
Discontinued operations	138	761

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2005			December 31, 2004
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$169,846	$82,004	$251,850	$172,266	$66,590	$238,856
Reinsurance recoverables	3,466	–	3,466	2,103	–	2,103

	173,312	82,004	255,316	174,369	66,590	240,959

Non-current:
Insurance subsidiary investments	44,442	–	44,442	41,651	–	41,651
Reinsurance recoverables	7,537	–	7,537	8,306	–	8,306
Deposits	7,250	1,708	8,958	6,750	1,705	8,455
Other	5	149	154	6	160	166

	59,234	1,857	61,091	56,713	1,865	58,578

	$232,546	$83,861	$316,407	$231,082	$68,455	$299,537

Liabilities:
Allowance for insurance risks:
Current	$79,115	$24,522	$103,637	$82,609	$23,571	$106,180
Non-current	203,006	50,565	253,571	204,713	48,724	253,437

	$282,121	$75,087	$357,208	$287,322	$72,295	$359,617

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $296.2 million at March 31, 2005 and $302.3 million at December 31, 2004.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended March 31,
	2005	2004
Hospital division:
Buildings:
Ventas, Inc. (“Ventas”)	$15,504	$14,813
Other landlords	3,572	2,799
Equipment	5,641	4,876

	24,717	22,488
Health services division:
Buildings:
Ventas	30,879	29,503
Other landlords	9,897	9,542
Equipment	710	754

	41,486	39,799
Rehabilitation division:
Buildings	15	19
Equipment	785	592

	800	611
Pharmacy division:
Buildings	777	563
Equipment	149	99

	926	662
Corporate:
Buildings	55	51
Equipment	12	8

	67	59

	$67,996	$63,619

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – LEASES (Continued)

Under the Plan of Reorganization, the Company assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, the aggregate lease obligations remain unchanged. Ventas exercised this severance right in December 2001 with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing. In September 2004, Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of one hospital and seven nursing centers (“Master Lease No. 1A”). The CMBS Lease and Master Lease No. 1A are in substantially the same form as the other Master Leases with certain modifications requested by Ventas’s lenders and required to be made by the Company pursuant to the Master Leases.

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as, the “Master Lease Agreements.” At March 31, 2005, the Company leased from Ventas 39 long-term acute care hospitals and 186 nursing centers.

Ventas has a one-time option to reset the rent and the related rent escalators under each of its original Master Leases with the Company to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Leases.

Generally, the Master Leases provide that Ventas can initiate the rent reset procedure under each Master Lease at any time between January 20, 2006 and July 19, 2007 by delivering a notice to the Company proposing the Fair Market Rental (as described below) for the balance of the lease term (the “Reset Proposal Notice”). If the Company and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, the Company and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental and the annual rent escalator, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending the Company a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Leases. Provided that Ventas exercises its reset right in accordance with the Master Leases, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay the Company a reset fee equal to a prorated portion of $5 million based upon the proportion of base rent payable under the Master Lease(s) with respect to which rent is reset to the total base rent payable under all of the Master Leases.

“Fair Market Rental” is generally defined under the Master Leases as the amount (including escalations) that a willing tenant would pay, and a willing landlord would accept, for leasing the leased properties for the term (including renewal terms). Fair Market Rental is to be determined on the basis of certain assumptions, including (1) all leased properties are in good condition and repair (given their respective ages and prevailing healthcare industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), (2) all leased properties are in material compliance with

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – LEASES (Continued)

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

As discussed above, under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Leases.

Additional information regarding the Master Lease Agreements is contained in the Company’s Form 10-K for the year ended December 31, 2004 and copies of the Master Lease Agreements filed with the SEC.

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 2 and 8.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $5.4 million at March 31, 2005.

Income taxes–In November 2004, the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its net operating loss carryforwards (“NOLs”), in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs.

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

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who issued an order on July 29, 2004, vacating the previous judge’s denial of the defendants’ motion to dismiss. The parties completed their briefing on the renewed motion to dismiss in January 2005 and are awaiting the court’s ruling on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Lease Agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from the Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), and potential changes in nursing center Medicare reimbursement resulting from revised resource utilization groupings (“RUGs”) payments,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At March 31, 2005, the Company’s hospital division operated 73 hospitals (5,603 licensed beds) in 24 states. The Company’s health services division operated 249 nursing centers (31,973 licensed beds) in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 36 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On July 1, 2004, the Company completed the Hospital Services Reorganization.

During 2004 and 2003, the Company effected certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In April 2001, the Company and its subsidiaries emerged from proceedings under the Bankruptcy Code pursuant to the terms of the Plan of Reorganization.

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

The Company recorded income of approximately $3 million in the first quarter of 2005 and $2 million in the first quarter of 2004 related to settlements of prior year hospital Medicare cost reports. See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $5 million and $8 million in the first quarter of 2005 and 2004, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $282 million at March 31, 2005 and $287 million at December 31, 2004. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $296 million at March 31, 2005 and $302 million at December 31, 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2005 would impact the Company’s operating income by approximately $3 million. During the first quarter of 2005, the Company recorded a favorable pretax change in estimate aggregating approximately $10 million for professional liability reserves related to its former Florida and Texas nursing centers (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $22 million in the first quarter of both 2005 and 2004.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $75 million at March 31, 2005 and $72 million at December 31, 2004. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $12 million in the first quarter of 2005 and 2004, respectively.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling approximately $161 million at March 31, 2005 and December 31, 2004.

In November 2004, the IRS proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, management believes that the ultimate resolution of these issues will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under the master lease agreement as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease agreement are aggregated for purposes of evaluating the carrying values of long-lived assets.

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2004 in connection with the annual impairment test.

Recent Developments

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. These payment rates could be reduced in the future and may result in a substantial reduction in nursing center revenues and operating margins. The 20% upward adjustment in the payment rates for the care of higher acuity patients under the Balanced Budget Refinement Act (the “BBRA”) will remain in effect until a revised RUGs payment system is established by CMS. The White House Administration (the “Administration”) previously announced that it will delay the establishment of the revised RUG classification system until 2005. On February 7, 2005, the Administration released its budget proposal for fiscal year 2006, proposing, among other things, to proceed with the refinement of the RUGs payment system. The proposed budget estimates that RUGs refinement will result in an annual savings to Medicare of approximately $1.5 billion in fiscal year 2006 and $10.1 billion over five years. The Administration has not yet proposed a regulation to implement RUGs refinement and the Company cannot anticipate when RUGs refinement may be implemented. Nursing center revenues associated with the 20% upward adjustment approximated $10 million in the first quarter of both 2005 and 2004. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $36 million, and $33 million for the years ended December 31, 2004, 2003, and 2002, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Developments (Continued)

In addition, CMS recently issued proposed rules that could result in a material reduction in Medicare payments to the Company’s hospitals. On April 25, 2005, CMS published the proposed updates to the weights for diagnosis related groups (“DRGs”) and the geometric length-of-stay thresholds that are scheduled to take effect for Medicare discharges under LTAC PPS occurring on or after October 1, 2005. CMS has estimated that these proposed changes would result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.7%. Based upon its recent historical discharges, the Company has estimated that the impact of these proposed changes could reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annualized basis. These proposed rules are subject to a 60-day comment period. If the proposed rules were implemented, the potential reduction in Medicare revenues to the Company’s hospitals would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 14% to $393 million in the first quarter of 2005 from $343 million in the same period a year ago. Revenue growth resulted primarily from growth in admissions and new hospital development. On a same-store basis, revenues increased 10% in the first quarter of 2005 compared to the same period a year ago.

Admissions rose 11% in the first quarter of 2005 compared to the same period a year ago, while patient days rose 3% in the first quarter of 2005 compared to the same period last year. Average length of stay declined to 30 days in the first quarter of 2005 compared to 33 days in the same period a year ago. On a same-store basis, admissions increased 5% in the first quarter of 2005 compared to the same period a year ago, while patient days decreased 2% in the first quarter of 2005 compared to the same period a year ago.

Hospital wage and benefit costs of $168 million for the first quarter of 2005 declined 1% from $170 million compared to the same period a year ago. Average hourly wage rates grew 4% for the first quarter of 2005 compared to the same period a year ago. Wage and benefit costs for the first quarter of 2005 were favorably impacted by the Hospital Services Reorganization.

Hospital operating income increased 28% to $102 million in the first quarter of 2005 from $79 million in the same period a year ago. Operating margins were 25.9% in the first quarter of 2005 compared to 23.2% in the first quarter of 2004.

As previously discussed in Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements, favorable Medicare reimbursement adjustments increased hospital operating income by approximately $3 million in the first quarter of 2005 and $2 million in the first quarter of 2004. In addition, operating income in the first quarter of 2005 was reduced by approximately $4 million in connection with the Hospital Services Reorganization. Excluding these items, growth in hospital operating income in both periods was primarily attributable to growth in admissions (particularly private and commercial admissions) and related operating efficiencies. Aggregate operating costs per admission, including costs associated with the Hospital Services Reorganization, declined 1% in the first quarter of 2005 compared to the same period a year ago.

Professional liability costs were $6 million in the first quarter of both 2005 and 2004.

Health Services Division

Revenues increased 4% to $454 million in the first quarter of 2005 compared to $436 million in the same period a year ago, primarily as a result of increased reimbursement rates. Aggregate revenues per patient day increased 6% in the first quarter of 2005 compared to the same period a year ago. Aggregate patient days

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

declined 2% in the first quarter of 2005 compared to the same period a year ago. Medicare and private patient days declined 5% and 1%, respectively, in the first quarter of 2005 compared to the same period a year ago.

Nursing center wage and benefit costs increased 3% to $244 million in the first quarter of 2005 compared to $237 million for the same period a year ago. Average hourly wage rates increased 4% in the first quarter of 2005 compared to the same period a year ago, while employee benefit costs increased 1% for the same periods.

Nursing center operating income increased 8% to $53 million in the first quarter of 2005 compared to $49 million in the first quarter of 2004. Operating margins were 11.7% in the first quarter of 2005 compared to 11.2% in the first quarter of 2004. Despite a decline in patient days, nursing center operating income for the first quarter of 2005 improved primarily due to favorable reimbursement rates and operating efficiencies. Growth in overall operating expenses per patient day was slightly less than the rates of growth in revenues per patient day in the first quarter of 2005 compared to the same period last year.

Professional liability costs were $16 million in the first quarter of both 2005 and 2004.

Rehabilitation Division

Revenues increased 23% to $65 million in the first quarter of 2005 from $53 million for the same period a year ago, while operating income increased 14% to $10 million in the first quarter of 2005 from $9 million for the same period a year ago. The increase in revenues in the first quarter of 2005 was primarily attributable to the Hospital Services Reorganization. The increase in operating income in the first quarter of 2005 was primarily attributable to the Hospital Services Reorganization and a decrease in the provision for doubtful accounts. Intercompany revenues for services provided to the Company’s nursing centers totaled $39 million and $36 million in the first quarters of 2005 and 2004, respectively. Intercompany revenues and operating income associated with the Hospital Services Reorganization aggregated $11 million and $1 million, respectively, in the first quarter of 2005.

Pharmacy Division

Revenues increased 35% to $108 million in the first quarter of 2005 compared to $80 million for the same period a year ago. Revenues associated with the Hospital Services Reorganization aggregated $10 million in the first quarter of 2005. In addition, the increase in revenues in the first quarter of 2005 resulted from growth in the number of non-affiliated customers, price increases and the PPI Acquisition on March 2, 2005. At March 31, 2005, the Company provided pharmacy services to nursing centers containing 75,800 licensed beds, including 29,100 licensed beds that it operates. At March 31, 2004, the Company provided pharmacy services to nursing centers containing 63,300 licensed beds, including 28,200 licensed beds that it operates. Revenues associated with the PPI Acquisition totaled $3 million in the first quarter of 2005.

Pharmacy operating income increased 51% to $11 million in the first quarter of 2005 from $8 million in the same period a year ago. Operating income associated with the Hospital Services Reorganization aggregated $2 million in the first quarter of 2005. Operating margins were 10.6% in the first quarter of 2005 compared to 9.5% for the same period a year ago. The cost of goods sold as a percentage of institutional pharmacy revenues was 64.6% in the first quarter of 2005 compared to 64.7% for the same period a year ago. Aggregate pharmacy operating margins improved compared to the same period last year primarily due to administrative cost efficiencies associated with volume growth and the favorable impact of the Hospital Services Reorganization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $29 million in the first quarter of 2005 compared to $27 million for the same period a year ago. As a percentage of consolidated revenues, corporate overhead totaled 3.1% in the first quarter of both 2005 and 2004.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million in the first quarter of both 2005 and 2004.

Reorganization Items

Operating results for the first quarter of 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs in connection with the completion of legal proceedings related to the Plan of Reorganization in March 2005.

Capital Costs

Rent expense increased 7% to $68 million in the first quarter of 2005 compared to $64 million for the same period a year ago. A substantial portion of the increase resulted from contractual inflation increases, including those associated with the Master Lease Agreements, and growth in the number of hospitals operated by the Company.

Depreciation and amortization expense increased 12% to $24 million in the first quarter of 2005 compared to $21 million for the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense declined to $2 million in the first quarter of 2005 compared to $3 million for the same period a year ago. The decline was primarily a result of the repayment of long-term debt in 2004.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $2 million in the first quarter of 2005 compared to $1 million for the same period a year ago.

Consolidated Results

Income from continuing operations before income taxes increased 90% to $54 million for the first quarter of 2005 compared to $29 million for the same period a year ago. Income from continuing operations in the first quarter of 2005 increased 95% to $32 million compared to $17 million for the same period a year ago.

Discontinued Operations

Net income from discontinued operations aggregated $5 million in the first quarter of 2005 compared to a net loss of $3 million for the same period a year ago. Net income from discontinued operations in the first quarter of 2005 included a favorable pretax adjustment of approximately $10 million ($6 million net of income taxes) resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas. See Notes 2 and 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $18 million for the three months ended March 31, 2005 compared to cash flows used in operations of $24 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and, in the first quarter of 2005, finance acquisitions.

Cash and cash equivalents totaled $16 million at March 31, 2005 compared to $69 million at December 31, 2004. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs.

Long-term debt at March 31, 2005 aggregated $56 million (including $25 million of borrowings under the Company’s revolving credit facility). Excluding future acquisitions, the Company expects that operating cash flows over the remainder of 2005 will be sufficient to repay all outstanding revolving credit borrowings existing at March 31, 2005. The Company was in compliance with the terms of its revolving credit facility at March 31, 2005.

Capital Resources

Excluding acquisitions, capital expenditures totaled $18 million in the first quarter of both 2005 and 2004. Capital expenditures (excluding acquisitions) could approximate $120 million to $130 million in 2005. Management believes that its capital expenditure program is adequate to improve and equip existing facilities and complete its construction in progress. The Company’s capital expenditure program is financed generally through the use of operating cash flows. At March 31, 2005, the estimated cost to complete and equip construction in progress approximated $48 million.

In the first quarter of 2005, the Company completed the PPI Acquisition at a cost of $28 million and funded a deposit of $32 million related to the SCP Acquisition. The Company financed these two pharmacy acquisitions through the use of operating cash flows and the Company’s revolving credit facility.

The terms of the revolving credit facility include certain covenants which limit the Company’s acquisitions and annual capital expenditures.

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s long-term acute care hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based on fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. These payment rates could be reduced in the future and may result in a substantial reduction in nursing center revenues and operating margins. The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

will remain in effect until a revised RUGs payment system is established by CMS. The Administration previously announced that it will delay the establishment of a revised RUG classification system until 2005. On February 7, 2005, the Administration released its budget proposal for fiscal year 2006, proposing, among other things, to proceed with the refinement of the RUGs payment system. The proposed budget estimates that RUGs refinement will result in an annual savings to Medicare of approximately $1.5 billion in fiscal year 2006 and $10.1 billion over five years. The Administration has not yet proposed a regulation to implement RUGs refinement and the Company cannot anticipate when RUGs refinement may be implemented. Nursing center revenues associated with the 20% upward adjustment approximated $10 million in the first quarter of both 2005 and 2004. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $36 million, and $33 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Most of the Company’s hospitals have been operating under LTAC PPS since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to the Company’s hospitals are based on a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control its operating costs. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of LTAC PPS on its hospital operating results and the Company can make no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can make no assurances that LTAC PPS will not have a material adverse effect on revenues from private and commercial third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from private and commercial third party payors.

In addition, CMS recently issued proposed rules that could result in a material reduction in Medicare payments to the Company’s hospitals. On April 25, 2005, CMS published the proposed updates to the weights for DRGs and the geometric length-of-stay thresholds that are scheduled to take effect for Medicare discharges under LTAC PPS occurring on or after October 1, 2005. CMS has estimated that these proposed changes would result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.7%. Based upon its recent historical discharges, the Company has estimated that the impact of these proposed changes could reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annualized basis. These proposed rules are subject to a 60-day comment period. If the proposed rules were implemented, the potential reduction in Medicare revenues to the Company’s hospitals would have a material adverse effect on the Company’s financial position, results of operations and liquidity.

In January 2005, CMS issued final regulations on Medicare Part D which will be effective on January 1, 2006. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that the Company serves whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents.

The Company continues to review the final Medicare Part D regulations but it cannot assess the overall impact of MMA on its institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the sub-regulatory guidance from CMS, the Company’s ultimate relationships with the private

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

prescription drug plans which will provide coverage for prescription drugs under Medicare Part D and the patient mix of its customers. This legislation may reduce revenue and impose additional costs to the industry. In addition, since CMS may issue additional federal regulations and guidance under MMA, there can be no assurance that MMA and the regulations promulgated under MMA will not have a material adverse effect on the Company’s institutional pharmacy business.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2004 Quarters					First Quarter 2005
	First	Second	Third	Fourth	Year
Revenues	$858,015	$885,819	$884,254	$903,135	$3,531,223	$939,989

Salaries, wages and benefits	484,049	486,542	496,678	494,872	1,962,141	515,020
Supplies	115,496	119,442	121,409	122,873	479,220	128,283
Rent	63,619	65,121	66,441	66,749	261,930	67,996
Other operating expenses	142,321	147,300	145,177	151,431	586,229	152,167
Depreciation and amortization	21,561	22,241	22,960	23,476	90,238	24,114
Interest expense	3,654	4,713	2,535	1,912	12,814	2,000
Investment income	(1,214)	(1,823)	(1,603)	(1,791)	(6,431)	(2,348)

	829,486	843,536	853,597	859,522	3,386,141	887,232

Income from continuing operations before reorganization items and income taxes	28,529	42,283	30,657	43,613	145,082	52,757
Reorganization items	–	(304)	–	–	(304)	(1,371)

Income from continuing operations before income taxes	28,529	42,587	30,657	43,613	145,386	54,128
Provision for income taxes	11,996	17,533	12,130	17,804	59,463	21,868

Income from continuing operations	16,533	25,054	18,527	25,809	85,923	32,260
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,693)	(2,222)	4,598	796	479	4,630
Loss on divestiture of operations	–	(1,063)	(7,557)	(7,202)	(15,822)	–

Net income	$13,840	$21,769	$15,568	$19,403	$70,580	$36,890

Earnings per common share:
Basic:
Income from continuing operations	$0.47	$0.70	$0.51	$0.71	$2.40	$0.89
Discontinued operations:
Income (loss) from operations	(0.08)	(0.06)	0.13	0.02	0.01	0.13
Loss on divestiture of operations	–	(0.03)	(0.21)	(0.20)	(0.44)	–

Net income	$0.39	$0.61	$0.43	$0.53	$1.97	$1.02

Diluted:
Income from continuing operations	$0.38	$0.60	$0.44	$0.61	$2.03	$0.73
Discontinued operations:
Income (loss) from operations	(0.06)	(0.05)	0.11	0.02	0.01	0.10
Loss on divestiture of operations	–	(0.03)	(0.18)	(0.17)	(0.37)	–

Net income	$0.32	$0.52	$0.37	$0.46	$1.67	$0.83

Shares used in computing earnings per common share:
Basic	35,414	35,536	35,939	36,200	35,774	36,312
Diluted	42,721	41,913	42,293	42,639	42,403	44,410

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2004 Quarters						First Quarter 2005
	First	Second	Third		Fourth	Year
Revenues:
Hospital division	$343,349	$350,097	$350,852		$354,360	$1,398,658	$393,040
Health services division	435,998	452,820	449,674		462,880	1,801,372	454,047
Rehabilitation division	52,699	52,588	61,157	(a)	61,982	228,426	64,947
Pharmacy division	79,746	84,346	96,591	(a)	99,352	360,035	107,957

	911,792	939,851	958,274		978,574	3,788,491	1,019,991
Eliminations:
Rehabilitation	(36,023)	(36,579)	(46,642	)(a)	(46,743)	(165,987)	(49,545)
Pharmacy	(17,754)	(17,453)	(27,378	)(a)	(28,696)	(91,281)	(30,457)

	(53,777)	(54,032)	(74,020)		(75,439)	(257,268)	(80,002)

	$858,015	$885,819	$884,254		$903,135	$3,531,223	$939,989

Income from continuing operations:
Operating income (loss):
Hospital division	$79,687	$86,120	$79,210	(a)	$83,933	$328,950	$101,801
Health services division	48,945	63,001	57,978		67,057	236,981	53,021
Rehabilitation division	8,519	7,265	7,737	(a)	7,910	31,431	9,711
Pharmacy division	7,609	7,729	10,853	(a)	10,871	37,062	11,454
Corporate:
Overhead	(26,834)	(30,356)	(33,028)		(33,531)	(123,749)	(29,115)
Insurance subsidiary	(1,777)	(1,224)	(1,760)		(2,281)	(7,042)	(2,353)

	(28,611)	(31,580)	(34,788)		(35,812)	(130,791)	(31,468)

	116,149	132,535	120,990		133,959	503,633	144,519
Reorganization items	–	304	–		–	304	1,371

Operating income	116,149	132,839	120,990		133,959	503,937	145,890
Rent	(63,619)	(65,121)	(66,441)		(66,749)	(261,930)	(67,996)
Depreciation and amortization	(21,561)	(22,241)	(22,960)		(23,476)	(90,238)	(24,114)
Interest, net	(2,440)	(2,890)	(932)		(121)	(6,383)	348

Income from continuing operations before income taxes	28,529	42,587	30,657		43,613	145,386	54,128
Provision for income taxes	11,996	17,533	12,130		17,804	59,463	21,868

	$16,533	$25,054	$18,527		$25,809	$85,923	$32,260

(a)	Effective July 1, 2004, the rehabilitation division and pharmacy division began providing services to the Company’s hospital division as a result of the Hospital Services Reorganization. Revenues in the third quarter of 2004 associated with these new arrangements aggregated $10.3 million in the rehabilitation division and $9.4 million in the pharmacy division. These new arrangements reduced hospital division operating income in the third quarter of 2004 by approximately $4.1 million while increasing rehabilitation division operating income by approximately $1.4 million and pharmacy division operating income by approximately $2.1 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2004 Quarters					First Quarter 2005
	First	Second	Third	Fourth	Year
Rent:
Hospital division	$22,488	$23,168	$23,898	$24,077	$93,631	$24,717
Health services division	39,799	40,398	40,923	41,064	162,184	41,486
Rehabilitation division	611	708	747	773	2,839	800
Pharmacy division	662	790	812	780	3,044	926
Corporate	59	57	61	55	232	67

	$63,619	$65,121	$66,441	$66,749	$261,930	$67,996

Depreciation and amortization:
Hospital division	$8,257	$8,496	$8,923	$9,401	$35,077	$9,554
Health services division	6,615	6,796	6,901	7,290	27,602	7,822
Rehabilitation division	33	37	38	51	159	54
Pharmacy division	530	583	603	718	2,434	926
Corporate	6,126	6,329	6,495	6,016	24,966	5,758

	$21,561	$22,241	$22,960	$23,476	$90,238	$24,114

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$5,406	$5,177	$8,867	$10,697	$30,147	$8,235
Health services division	8,450	6,487	7,074	14,692	36,703	6,957
Rehabilitation division	47	56	19	246	368	2
Pharmacy division	773	1,075	1,004	1,977	4,829	1,075
Corporate:
Information systems	2,651	4,033	4,251	4,892	15,827	1,462
Other	554	829	1,175	1,956	4,514	232

	$17,881	$17,657	$22,390	$34,460	$92,388	$17,963

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters					First Quarter 2005
	First	Second	Third	Fourth	Year
Hospital data:
End of period data:
Number of hospitals	66	68	72	72		73
Number of licensed beds	5,245	5,396	5,569	5,569		5,603

Revenue mix % (a):
Medicare	67	64	63	63	65	65
Medicaid	7	8	8	7	7	6
Private and other	26	28	29	30	28	29

Admissions:
Medicare	6,780	6,674	6,550	6,719	26,723	7,397
Medicaid	682	789	763	741	2,975	727
Private and other	1,243	1,401	1,369	1,495	5,508	1,564

	8,705	8,864	8,682	8,955	35,206	9,688

Admissions mix %:
Medicare	78	75	75	75	76	76
Medicaid	8	9	9	8	8	8
Private and other	14	16	16	17	16	16

Patient days:
Medicare	206,256	200,628	190,466	190,772	788,122	207,670
Medicaid	27,670	29,228	30,435	30,200	117,533	26,660
Private and other	51,856	52,640	53,571	56,160	214,227	61,052

	285,782	282,496	274,472	277,132	1,119,882	295,382

Average length of stay:
Medicare	30.4	30.1	29.1	28.4	29.5	28.1
Medicaid	40.6	37.0	39.9	40.8	39.5	36.7
Private and other	41.7	37.6	39.1	37.6	38.9	39.0
Weighted average	32.8	31.9	31.6	30.9	31.8	30.5

Revenues per admission (a):
Medicare	$33,722	$33,902	$33,963	$33,466	$33,762	$34,750
Medicaid	34,701	34,102	35,889	33,155	34,462	30,295
Private and other	73,248	69,184	73,784	70,188	71,517	72,872
Weighted average	39,443	39,497	40,411	39,571	39,728	40,570

Revenues per patient day (a):
Medicare	$1,109	$1,128	$1,168	$1,179	$1,145	$1,238
Medicaid	855	921	900	814	872	826
Private and other	1,756	1,841	1,886	1,868	1,839	1,867
Weighted average	1,202	1,239	1,278	1,279	1,249	1,331

Medicare case mix index (discharged patients only)	1.26	1.25	1.21	1.19	1.23	1.22

Average daily census	3,140	3,104	2,983	3,012	3,060	3,282
Occupancy %	63.1	60.7	57.0	56.3	59.2	61.2

(a)	Includes income of $2.9 million in the first quarter of 2005, $2.2 million in the first quarter of 2004, $3.9 million in the second quarter of 2004 and $1.6 million in the third quarter of 2004 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters						First Quarter 2005
	First	Second		Third	Fourth	Year
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	242	242		242	242		242
Managed	7	7		7	7		7

	249	249		249	249		249

Number of licensed beds:
Owned or leased	31,193	31,189		31,170	31,170		31,170
Managed	803	803		803	803		803

	31,996	31,992		31,973	31,973		31,973

Revenue mix %:
Medicare	36	33		32	32	33	34
Medicaid	46	49	(a)	50	50	49	48
Private and other	18	18		18	18	18	18
Patient days (excludes managed facilities):
Medicare	423,649	400,487		377,563	380,782	1,582,481	402,845
Medicaid	1,642,585	1,657,812		1,701,837	1,684,972	6,687,206	1,616,789
Private and other	396,408	399,321		404,823	410,171	1,610,723	393,593

	2,462,642	2,457,620		2,484,223	2,475,925	9,880,410	2,413,227

Patient day mix %:
Medicare	17	16		15	15	16	17
Medicaid	67	68		69	68	68	67
Private and other	16	16		16	17	16	16

Revenues per patient day:
Medicare Part A	$331	$331		$336	$345	$336	$348
Total Medicare (including Part B)	373	376		386	394	382	389
Medicaid	121	134	(a)	132	137	131	134
Private and other	198	200		197	198	198	206
Weighted average	177	184		181	187	182	188

Average daily census	27,062	27,007		27,002	26,912	26,996	26,814
Occupancy %	86.4	86.3		86.2	86.0	86.2	85.7

Rehabilitation data:
Revenue mix %:
Company-operated	70	71		76	75	73	76
Non-affiliated	30	29		24	25	27	24

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	28,188	28,164		28,476	28,634		29,105
Non-affiliated	35,102	36,385		36,671	37,561		46,745

	63,290	64,549		65,147	66,195		75,850

(a)	Includes income of $4.5 million related to prior year North Carolina provider tax program revenues recorded in the second quarter. Prior year provider tax expense of $1.5 million related to this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/05
	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$4,017	$6,154	$7,209	$5,510	$4,889	$7,754	$35,533	$35,533
Interest	2,726	3,082	2,350	1,612	1,096	1,262	12,128	–

	6,743	9,236	9,559	7,122	5,985	9,016	47,661	35,533
Other	49	67	71	76	81	733	1,077	1,047

	$6,792	$9,303	$9,630	$7,198	$6,066	$9,749	$48,738	$36,580

Average interest rate	10.9%	10.9%	11.0%	10.9%	10.9%	10.6%
Variable rate (a)	$–	$–	$–	$–	$25,200	$–	$25,200	$25,200

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item  1.    Legal Proceedings

Summary descriptions of various significant litigation follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. The Company also has argued that it is an improper party to this lawsuit. In March 2004, the judge who had been presiding over this lawsuit recused himself because of a possible conflict of interest. The case was then assigned to another judge, who issued an order on July 29, 2004, vacating the previous judge’s denial of the defendants’ motion to dismiss. The parties completed their briefing on the renewed motion to dismiss in January 2005 and are awaiting the court’s ruling on that motion. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

PART II.    OTHER INFORMATION (Continued)

Item 6. Exhibits

10.1	Amendment No. 2 to the Kindred 401(k) Plan dated as of March 8, 2005.

10.2	Amendment No. 2 to the Kindred & Affiliates 401(k) Plan dated March 8, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 4, 2005	/s/ PAUL J. DIAZ
Paul J. Diaz President and Chief Executive Officer

Date: May 4, 2005	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Executive Vice President and Chief Financial Officer