Form 10-Q
period 2005-06-30
KINDRED HEALTHCARE, INC
filed 2005-08-04
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2005
Common stock, $0.25 par value	38,671,316 shares

1 of 44

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$1,045,923	$885,819	$1,985,912	$1,743,834

Salaries, wages and benefits	542,416	486,542	1,057,436	970,591
Supplies	146,043	119,442	274,326	234,938
Rent	69,579	65,121	137,575	128,740
Other operating expenses	179,200	147,300	331,367	289,621
Depreciation and amortization	25,586	22,241	49,700	43,802
Interest expense	2,439	4,713	4,439	8,367
Investment income	(3,031)	(1,823)	(5,379)	(3,037)

	962,232	843,536	1,849,464	1,673,022

Income from continuing operations before reorganization items and income taxes	83,691	42,283	136,448	70,812
Reorganization items	–	(304)	(1,371)	(304)

Income from continuing operations before income taxes	83,691	42,587	137,819	71,116
Provision for income taxes	33,673	17,533	55,541	29,529

Income from continuing operations	50,018	25,054	82,278	41,587
Discontinued operations, net of income taxes:
Income (loss) from operations	13,402	(2,222)	18,032	(4,915)
Gain (loss) on divestiture of operations	2,647	(1,063)	2,647	(1,063)

Net income	$66,067	$21,769	$102,957	$35,609

Earnings per common share:
Basic:
Income from continuing operations	$1.33	$0.70	$2.23	$1.17
Discontinued operations:
Income (loss) from operations	0.36	(0.06)	0.49	(0.14)
Gain (loss) on divestiture of operations	0.07	(0.03)	0.07	(0.03)

Net income	$1.76	$0.61	$2.79	$1.00

Diluted:
Income from continuing operations	$1.08	$0.60	$1.81	$0.98
Discontinued operations:
Income (loss) from operations	0.29	(0.05)	0.40	(0.11)
Gain (loss) on divestiture of operations	0.06	(0.03)	0.06	(0.03)

Net income	$1.43	$0.52	$2.27	$0.84

Shares used in computing earnings per common share:
Basic	37,495	35,536	36,907	35,475
Diluted	46,367	41,913	45,456	42,333

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,369	$69,128
Cash – restricted	5,552	6,054
Insurance subsidiary investments	206,561	238,856
Accounts receivable less allowance for loss of $69,201 – June 30, 2005 and $60,320 – December 31, 2004	572,528	400,517
Inventories	40,549	35,025
Deferred tax assets	70,137	70,137
Assets held for sale	10,336	22,672
Other	30,785	31,954

	969,817	874,343

Property and equipment	821,638	765,586
Accumulated depreciation	(323,745)	(273,880)

	497,893	491,706

Goodwill	59,335	31,582
Insurance subsidiary investments	64,156	41,651
Deferred tax assets	91,466	91,180
Other	84,920	62,831

	$1,767,587	$1,593,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,142	$122,176
Salaries, wages and other compensation	249,091	230,056
Due to third party payors	18,031	33,910
Professional liability risks	69,678	82,609
Other accrued liabilities	99,189	76,985
Income taxes	92,188	26,748
Long-term debt due within one year	5,737	5,282

	643,056	577,766

Long-term debt	29,571	32,544
Professional liability risks	187,629	204,713
Deferred credits and other liabilities	62,108	58,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,709 shares – June 30, 2005 and 37,189 shares – December 31, 2004	9,677	9,297
Capital in excess of par value	662,873	636,015
Deferred compensation	(9,687)	(7,353)
Accumulated other comprehensive income (loss)	(30)	468
Retained earnings	182,390	81,358

	845,223	719,785

	$1,767,587	$1,593,293

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$66,067	$21,769	$102,957	$35,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,586	22,613	49,700	44,659
Amortization of deferred compensation costs	2,084	1,535	3,996	3,278
Provision for doubtful accounts	4,487	5,134	9,474	13,250
(Gain) loss on divestiture of discontinued operations	(2,647)	1,063	(2,647)	1,063
Reorganization items	–	(304)	(1,371)	(304)
Other	(1,012)	5,040	(1,198)	4,938
Change in operating assets and liabilities:
Accounts receivable	(106,228)	39,247	(165,360)	(15,057)
Inventories and other assets	4,840	4,221	(5,519)	(5,247)
Accounts payable	2,708	(1,625)	263	(4,809)
Income taxes	38,552	13,823	63,884	23,735
Due to third party payors	(5,300)	(11,797)	(15,879)	(15,534)
Other accrued liabilities	9,534	15,543	18,325	6,481

Net cash provided by operating activities	38,671	116,262	56,625	92,062

Cash flows from investing activities:
Purchase of property and equipment	(28,598)	(17,657)	(46,561)	(35,538)
Acquisition of healthcare facilities	(46,277)	(8,346)	(73,877)	(8,346)
Acquisition deposit	31,500	–	–	–
Sale of assets	10,049	6,514	11,104	6,884
Surety bond deposits	2,700	4,402	2,700	4,402
Purchase of insurance subsidiary investments	(91,312)	(4,767)	(205,196)	(14,543)
Sale of insurance subsidiary investments	105,771	8,209	190,362	13,881
Net change in insurance subsidiary cash and cash equivalents	11,286	(18,395)	24,397	(35,215)
Net change in other investments	3,719	2,628	3,719	4,405
Other	(94)	236	(193)	374

Net cash used in investing activities	(1,256)	(27,176)	(93,545)	(63,696)

Cash flows from financing activities:
Net change in revolving credit borrowings	(25,200)	63,100	–	80,000
Repayment of long-term debt	(1,302)	(101,615)	(2,518)	(102,647)
Payment of deferred financing costs	(165)	(3,355)	(203)	(3,355)
Issuance of common stock	6,036	3,049	22,735	3,516
Other	1,014	(3,023)	(18,853)	(7,335)

Net cash (used in) provided by financing activities	(19,617)	(41,844)	1,161	(29,821)

Change in cash and cash equivalents	17,798	47,242	(35,759)	(1,455)
Cash and cash equivalents at beginning of period	15,571	17,827	69,128	66,524

Cash and cash equivalents at end of period	$33,369	$65,069	$33,369	$65,069

Supplemental information:
Interest payments	$1,477	$3,469	$2,511	$6,741
Income tax payments	3,512	2,319	2,946	2,717

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. (“Kindred” or the “Company”) through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At June 30, 2005, the Company’s hospital division operated 73 hospitals in 24 states. The Company’s health services division operated 248 nursing centers in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 38 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

During 2004 and 2003, the Company completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2.

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

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock Option Accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$66,067	$21,769	$102,957	$35,609
Adjustments:
Stock-based employee compensation expense included in reported net income	1,287	976	2,478	2,082
Stock-based employee compensation expense determined under fair value based method	(3,100)	(2,522)	(6,027)	(5,302)

Pro forma net income	$64,254	$20,223	$99,408	$32,389

Earnings per common share:
As reported:
Basic	$1.76	$0.61	$2.79	$1.00
Diluted	$1.43	$0.52	$2.27	$0.84
Pro forma:
Basic	$1.71	$0.57	$2.69	$0.91
Diluted	$1.34	$0.47	$2.12	$0.75

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$66,067	$21,769	$102,957	$35,609
Net unrealized investment losses, net of income taxes	(36)	(638)	(498)	(490)

Comprehensive income	$66,031	$21,131	$102,459	$35,119

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These changes did not have any impact on the Company’s financial position, results of operations or liquidity.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2005, the Company held for sale two hospitals and one nursing center.

Discontinued operations included a favorable pretax adjustment of $23.0 million for the second quarter of 2005 and $32.6 million for the six months ended June 30, 2005 resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas.

Net gains associated with the divestiture of discontinued operations totaled $2.7 million in the second quarter of 2005 compared to net losses of $1.1 million in the second quarter of 2004.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$3,048	$26,378	$9,567	$55,903

Salaries, wages and benefits	1,723	17,598	6,188	37,643
Supplies	560	1,935	1,496	3,982
Rent	197	1,060	427	2,183
Other operating expenses (income)	(21,058)	9,212	(27,533)	19,644
Depreciation	–	372	–	857
Interest expense	–	–	–	2
Investment income	(167)	(186)	(332)	(416)

	(18,745)	29,991	(19,754)	63,895

Income (loss) from operations before income taxes	21,793	(3,613)	29,321	(7,992)
Income tax provision (benefit)	8,391	(1,391)	11,289	(3,077)

Income (loss) from operations	13,402	(2,222)	18,032	(4,915)
Gain (loss) on divestiture of operations, net of income taxes	2,647	(1,063)	2,647	(1,063)

	$16,049	$(3,285)	$20,679	$(5,978)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Hospital division:
Hospitals	$3,083	$7,337	$8,724	$14,868
Ancillary services	5	(5)	11	(96)

	3,088	7,332	8,735	14,772

Health services division	(40)	19,078	832	41,195

Pharmacy division	–	(32)	–	(64)

	$3,048	$26,378	$9,567	$55,903

Operating income (loss):
Hospital division:
Hospitals	$145	$(653)	$157	$(2,420)
Ancillary services	5	35	11	(151)

	150	(618)	168	(2,571)

Health services division	21,671	(1,852)	29,238	(2,971)

Pharmacy division	2	103	10	176

	$21,823	$(2,367)	$29,416	$(5,366)

Rent:
Hospital division:
Hospitals	$31	$404	$81	$817
Ancillary services	–	(9)	–	(14)

	31	395	81	803

Health services division	166	662	346	1,333

Pharmacy division	–	3	–	47

	$197	$1,060	$427	$2,183

Depreciation:
Hospital division:
Hospitals	$–	$216	$–	$423
Ancillary services	–	–	–	–

	–	216	–	423

Health services division	–	156	–	434

Pharmacy division	–	–	–	–

	$–	$372	$–	$857

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	June 30, 2005	December 31, 2004
Current assets:
Property and equipment, net	$9,813	$18,793
Other	523	3,879

	10,336	22,672
Current liabilities (included in other accrued liabilities)	(121)	(1,245)

	$10,215	$21,427

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the second quarter of 2005 included pretax income of $54.6 million related primarily to the settlement of a prior year hospital Medicare cost report issue which was under appeal. For the six months ended June 30, 2005, the Company recorded pretax income of approximately $57.5 million related to the settlement of prior year hospital Medicare cost report issues. For the second quarter and six months ended June 30, 2004, the Company recorded pretax income of approximately $3.9 million and $6.1 million, respectively, related to settlements of prior year hospital Medicare cost reports.

Operating results for the second quarter of 2005 also included pretax charges of $15.0 million related to a special recognition payment to non-executive caregivers and employees and $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,863	$–
Health services division	9,215	–
Rehabilitation division	1,039	–
Pharmacy division	658	–
Corporate	225	5,000

	$15,000	$5,000

Operating results for the second quarter of 2005 also included pretax income of $15.9 million related to recently approved retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2.1 million related to the first quarter of 2005 and approximately $13.8 million related to prior years. Operating results for the second quarter of 2004 included pretax income of $5.9 million related to retroactive nursing center Medicaid rate increases in the state of North Carolina, approximately one-half of which related to the first quarter of 2004 and one-half of which related to the fourth quarter of 2003.

Interest expense in the second quarter of 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit facilities.

Second quarter 2004 pretax income also included $0.6 million of investment income resulting from the recovery of certain surety deposits.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – REORGANIZATION ITEMS

Transactions related to the Plan of Reorganization have been classified separately in the accompanying unaudited condensed consolidated statement of operations. Operating results for the six months ended June 30, 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs in connection with the completion of legal proceedings related to the Plan of Reorganization in March 2005. Operating results for the second quarter of 2004 included a favorable adjustment of $0.3 million related to accrued reorganization costs.

NOTE 5 – PHARMACY ACQUISITIONS

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Acquisition aggregated $10.7 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to $1.0 million may occur through September 2006 as a result of contingent consideration in accordance with the acquisition agreement.

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Acquisition”). The transaction was financed through the use of existing cash and the Company’s revolving credit facility. Goodwill recorded in connection with the SCP Acquisition aggregated $16.6 million. The purchase price also included acquired identifiable intangible assets totaling $10.4 million that will be amortized over approximately 13 years.

A preliminary summary of both the PPI Acquisition and the SCP Acquisition follows (in thousands):

	PPI Acquisition	SCP Acquisition
Fair value of assets acquired, including goodwill and other intangible assets	$31,086	$37,479
Fair value of liabilities assumed	(214)	(773)

Net cash paid	$30,872	$36,706

The purchase price of the assets acquired in both the PPI Acquisition and the SCP Acquisition resulted from negotiations with each respective seller and their shareholders that were based upon both the historical and expected future cash flows of the enterprise.

The operating results of these acquisitions have been included in the accompanying unaudited condensed consolidated financial statements of the Company since the respective acquisition dates.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Medicare	$468,309	$376,767	$882,325	$763,591
Medicaid	341,154	294,046	628,543	557,767
Private and other	318,387	269,038	636,973	530,285

	1,127,850	939,851	2,147,841	1,851,643
Eliminations:
Rehabilitation	(50,137)	(36,579)	(99,682)	(72,602)
Pharmacy	(31,790)	(17,453)	(62,247)	(35,207)

	(81,927)	(54,032)	(161,929)	(107,809)

	$1,045,923	$885,819	$1,985,912	$1,743,834

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Earnings:
Income from continuing operations	$50,018	$25,054	$82,278	$41,587
Discontinued operations, net of income taxes:
Income (loss) from operations	13,402	(2,222)	18,032	(4,915)
Gain (loss) on divestiture of operations	2,647	(1,063)	2,647	(1,063)

Net income	$66,067	$21,769	$102,957	$35,609

Shares used in the computation:
Weighted average shares outstanding – basic computation	37,495	35,536	36,907	35,475
Dilutive effect of certain securities:
Warrants	7,201	4,905	6,937	5,305
Employee stock options	1,146	917	1,069	1,005
Non-vested restricted stock	525	555	543	548

Adjusted weighted average shares outstanding – diluted computation	46,367	41,913	45,456	42,333

Earnings per common share:
Basic:
Income from continuing operations	$1.33	$0.70	$2.23	$1.17
Discontinued operations:
Income (loss) from operations	0.36	(0.06)	0.49	(0.14)
Gain (loss) on divestiture of operations	0.07	(0.03)	0.07	(0.03)

Net income	$1.76	$0.61	$2.79	$1.00

Diluted:
Income from continuing operations	$1.08	$0.60	$1.81	$0.98
Discontinued operations:
Income (loss) from operations	0.29	(0.05)	0.40	(0.11)
Gain (loss) on divestiture of operations	0.06	(0.03)	0.06	(0.03)

Net income	$1.43	$0.52	$2.27	$0.84

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

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The information provided in Note 8 should be read in conjunction with the discussion and analysis contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Hospital division	$434,562	$350,097	$827,602	$693,446
Health services division	496,074	452,820	950,121	888,818
Rehabilitation division	65,365	52,588	130,312	105,287
Pharmacy division	131,849	84,346	239,806	164,092

	1,127,850	939,851	2,147,841	1,851,643
Eliminations:
Rehabilitation	(50,137)	(36,579)	(99,682)	(72,602)
Pharmacy	(31,790)	(17,453)	(62,247)	(35,207)

	(81,927)	(54,032)	(161,929)	(107,809)

	$1,045,923	$885,819	$1,985,912	$1,743,834

Income from continuing operations:
Operating income (loss):
Hospital division	$134,263	$86,120	$236,064	$165,807
Health services division	64,383	63,001	117,404	111,946
Rehabilitation division	6,989	7,265	16,700	15,784
Pharmacy division	13,298	7,729	24,752	15,338
Corporate:
Overhead	(38,052)	(30,356)	(67,167)	(57,190)
Insurance subsidiary	(2,617)	(1,224)	(4,970)	(3,001)

	(40,669)	(31,580)	(72,137)	(60,191)

	178,264	132,535	322,783	248,684
Reorganization items	–	304	1,371	304

Operating income	178,264	132,839	324,154	248,988
Rent	(69,579)	(65,121)	(137,575)	(128,740)
Depreciation and amortization	(25,586)	(22,241)	(49,700)	(43,802)
Interest, net	592	(2,890)	940	(5,330)

Income from continuing operations before income taxes	83,691	42,587	137,819	71,116
Provision for income taxes	33,673	17,533	55,541	29,529

	$50,018	$25,054	$82,278	$41,587

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Rent:
Hospital division	$25,244	$23,168	$49,961	$45,656
Health services division	42,225	40,398	83,711	80,197
Rehabilitation division	817	708	1,617	1,319
Pharmacy division	1,169	790	2,095	1,452
Corporate	124	57	191	116

	$69,579	$65,121	$137,575	$128,740

Depreciation and amortization:
Hospital division	$9,836	$8,496	$19,390	$16,753
Health services division	8,287	6,796	16,109	13,411
Rehabilitation division	56	37	110	70
Pharmacy division	1,521	583	2,447	1,113
Corporate	5,886	6,329	11,644	12,455

	$25,586	$22,241	$49,700	$43,802

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$11,289	$5,177	$19,524	$10,583
Health services division	10,986	6,487	17,943	14,937
Rehabilitation division	96	56	98	103
Pharmacy division	1,506	1,075	2,581	1,848
Corporate:
Information systems	4,171	4,033	5,633	6,684
Other	550	829	782	1,383

	$28,598	$17,657	$46,561	$35,538

	June 30, 2005	December 31, 2004
Assets at end of period:
Hospital division	$607,098	$515,353
Health services division	411,711	366,164
Rehabilitation division	8,071	7,701
Pharmacy division	149,468	60,146
Corporate	591,239	643,929

	$1,767,587	$1,593,293

Goodwill:
Hospital division	$30,877	$30,877
Pharmacy division	28,458	705

	$59,335	$31,582

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

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of approximately $30 million from its limited purpose insurance subsidiary during the second quarter of 2005 to be used for general corporate purposes.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Professional liability:
Continuing operations	$20,497	$20,176	$42,469	$42,586
Discontinued operations	(22,548)	1,741	(31,681)	3,620

Workers compensation:
Continuing operations	$12,653	$12,697	$25,779	$25,038
Discontinued operations	137	806	275	1,567

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2005			December 31, 2004
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$119,732	$86,829	$206,561	$172,266	$66,590	$238,856
Reinsurance recoverables	2,871	–	2,871	2,103	–	2,103

	122,603	86,829	209,432	174,369	66,590	240,959

Non-current:
Insurance subsidiary investments	64,156	–	64,156	41,651	–	41,651
Reinsurance recoverables	7,978	–	7,978	8,306	–	8,306
Deposits	7,250	1,711	8,961	6,750	1,705	8,455
Other	5	125	130	6	160	166

	79,389	1,836	81,225	56,713	1,865	58,578

	$201,992	$88,665	$290,657	$231,082	$68,455	$299,537

Liabilities:
Allowance for insurance risks:
Current	$69,678	$23,923	$93,601	$82,609	$23,571	$106,180
Non-current	187,629	52,091	239,720	204,713	48,724	253,437

	$257,307	$76,014	$333,321	$287,322	$72,295	$359,617

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $270.7 million at June 30, 2005 and $302.3 million at December 31, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Hospital division:
Buildings:
Ventas, Inc. (“Ventas”)	$15,851	$15,159	$31,355	$29,972
Other landlords	3,681	2,893	7,253	5,692
Equipment	5,712	5,116	11,353	9,992

	25,244	23,168	49,961	45,656
Health services division:
Buildings:
Ventas	31,565	30,191	62,444	59,694
Other landlords	9,838	9,432	19,735	18,974
Equipment	822	775	1,532	1,529

	42,225	40,398	83,711	80,197
Rehabilitation division:
Buildings	20	18	35	37
Equipment	797	690	1,582	1,282

	817	708	1,617	1,319
Pharmacy division:
Buildings	999	690	1,776	1,253
Equipment	170	100	319	199

	1,169	790	2,095	1,452
Corporate:
Buildings	112	48	167	99
Equipment	12	9	24	17

	124	57	191	116

	$69,579	$65,121	$137,575	$128,740

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – LEASES (Continued)

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as, the “Master Lease Agreements.” At June 30, 2005, the Company leased from Ventas 39 long-term acute care hospitals and 186 nursing centers.

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 2 and 9.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $5.4 million at June 30, 2005.

Income taxes–In November 2004, the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its net operating loss carryforwards (“NOLs”), in connection with the Company’s emergence from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs.

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

NOTE 12 – LITIGATION

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

(Unaudited)

NOTE 12 – LITIGATION (Continued)

Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based on the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. This is a final order from which the plaintiff has until August 25, 2005 to appeal. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2005, the Company announced the completion of certain amendments to its revolving credit facility. The amendments (a) increase the amount permitted for acquisitions and certain investments by the Company from $150 million to $400 million, (b) provide the Company with the additional flexibility to repurchase up to $150 million of its common stock and warrants, and (c) increase the Company’s permitted capital expenditures in each fiscal year. The amendments also expand the borrowing base of the revolving credit facility to include certain additional real estate holdings. In addition, the amendments clarify certain regulatory issues and expand certain representations and covenants of the Company, none of which are expected to impact the Company’s financial flexibility.

The Company also announced on August 2, 2005 that its Board of Directors has authorized up to $100 million in common stock and warrant repurchases. The Company intends to finance any repurchases from operating cash flows or borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Lease Agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), and changes in nursing center Medicare reimbursement resulting from revised resource utilization groupings (“RUGs”) payments,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal control over financial reporting.

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

The Company through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At June 30, 2005, the Company’s hospital division operated 73 hospitals (5,603 licensed beds) in 24 states. The Company’s health services division operated 248 nursing centers (31,880 licensed beds) in 29 states. The Company’s pharmacy division operated an institutional pharmacy business with 38 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On July 1, 2004, the Company completed the Hospital Services Reorganization.

During 2004 and 2003, the Company effected certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Operating results for the second quarter of 2005 included pretax income of $55 million related primarily to the settlement of a prior year hospital Medicare cost report issue which was under appeal. For the six months ended June 30, 2005, the Company recorded pretax income of approximately $58 million related to the settlement of prior year hospital Medicare cost report issues. For the second quarter and six months ended June 30, 2004, the Company recorded pretax income of approximately $4 million and $6 million, respectively, related to settlements of prior year hospital Medicare cost reports.

Operating results for the second quarter of 2005 also included pretax income of $16 million related to recently approved retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2 million related to the first quarter of 2005 and approximately $14 million related to prior years. Operating results for the second quarter of 2004 included pretax income of $6 million related to retroactive nursing center Medicaid rate increases in the state of North Carolina, approximately one-half of which related to the first quarter of 2004 and one-half of which related to the fourth quarter of 2003.

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

The provision for doubtful accounts totaled $4 million and $5 million for the second quarter of 2005 and 2004, respectively and totaled $9 million and $13 million for the six months ended June 30, 2005 and 2004, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $257 million at June 30, 2005 and $287 million at December 31, 2004. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at June 30, 2005 and $302 million at December 31, 2004.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2005 would impact the Company’s operating income by approximately $3 million. During the second quarter and six months ended June 30, 2005, the Company recorded a favorable pretax change in estimate aggregating approximately $23 million and $33 million, respectively, for professional liability reserves related to its former nursing centers in Florida and Texas (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $21 million in the second quarter of 2005 and 2004, respectively, and $42 million and $43 million for the six months ended June 30, 2005 and 2004, respectively.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $76 million at June 30, 2005 and $72 million at December 31, 2004. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million for the second quarter of both 2005 and 2004, and $26 million and $25 million for the six months ended June 30, 2005 and 2004, respectively.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling approximately $161 million at June 30, 2005 and December 31, 2004.

In November 2004, the IRS proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the Company’s emergence from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, management believes at this time that the ultimate resolution of these issues will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Developments

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005. Based upon current Part A Medicare payment rates, the Company expects that these rates will increase from approximately $348 per patient day to approximately $358 per patient day on October 1, 2005.

In addition, the final rules increase the indexing of RUGs categories, expand the total RUGs categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the Balanced Budget Refinement Act (the “BBRA”). These changes are expected to reduce Medicare Part A per diem rates to the Company’s nursing centers from $358 per patient day to approximately $343 per patient day beginning on January 1, 2006.

On April 25, 2005, CMS published the proposed rules related to the weights for diagnosis related groups (“DRGs”) and the geometric length-of-stay thresholds that would take effect for hospital Medicare discharges occurring on or after October 1, 2005. Following a public comment period, CMS issued these rules in their final form on August 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.2%. The Company expects these changes to reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annual basis based upon the Company’s historical Medicare patient volumes.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 24% to $435 million in the second quarter of 2005 from $351 million in the same period a year ago and 19% to $828 million for the six months ended June 30, 2005 from $694 million in the same period last year. Revenue growth in both periods resulted primarily from the previously discussed $55 million Medicare settlement, growth in admissions and new hospital development. On a same-store basis, revenues increased 7% in the second quarter of 2005 and 9% for the six months ended June 30, 2005 compared to the same periods a year ago.

Admissions rose 6% in the second quarter of 2005 and 9% for the six months ended June 30, 2005 compared to the respective prior year periods, while patient days rose 4% in both the second quarter and six months ended June 30, 2005 compared to the same periods a year ago. On a same-store basis, admissions increased 4% in both the second quarter and six months ended June 30, 2005 compared to the respective prior year periods, while patient days increased 1% in the second quarter of 2005 and were relatively unchanged for the six months ended June 30, 2005 compared to the respective prior year periods as a result of reduced length of stay.

Hospital wage and benefit costs increased 3% to $175 million for the second quarter of 2005 compared to $169 million in the same period last year and increased 1% to $343 million for the six months ended June 30, 2005 compared to $339 million reported in the same period last year. Average hourly wage rates grew 4% for both the second quarter and six months ended June 30, 2005 compared to the respective prior year periods. Wage and benefit costs for the second quarter and six months ended June 30, 2005 were favorably impacted by the Hospital Services Reorganization.

Hospital operating income increased 56% to $134 million in the second quarter of 2005 from $87 million in the same period a year ago and increased 42% to $236 million for the six months ended June 30, 2005 from $166 million in the same period a year ago.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, favorable Medicare reimbursement settlements increased hospital operating income by approximately $55 million and $4 million in the second quarter of 2005 and 2004, respectively, and $58 million and $6 million for the six months ended June 30, 2005 and 2004, respectively. Operating income in the second quarter of 2005 was reduced by $4 million related to a special recognition payment to the Company’s non-executive caregivers and employees. Excluding the Medicare reimbursement settlements and special recognition payment, operating margins were 22.0% and 23.7% in the second quarter and six months ended June 30, 2005, respectively, compared to 23.8% and 23.2% in the same prior year periods. Growth in hospital operating income in both periods was primarily attributable to growth in admissions (particularly private and commercial admissions) and generally favorable reimbursement rates. Operating income in the second quarter and six months ended June 30, 2005 was reduced by approximately $4 million and $8 million, respectively, in connection with the Hospital Services Reorganization. Aggregate operating costs per admission, including costs associated with the Hospital Services Reorganization, increased 7% and 3% in the second quarter and six months ended June 30, 2005, respectively, compared to the same prior year periods.

Professional liability costs were $5 million in the second quarter of both 2005 and 2004 and $11 million for both six-month periods ended June 30, 2005 and 2004.

Excluding the Medicare reimbursement settlements and special recognition payment, the rate of growth in hospital operating income slowed in the second quarter of 2005 primarily as a result of various operating issues at five hospitals related to admissions and non-government revenues that negatively impacted overall divisional results.

Health Services Division

Revenues increased 10% to $496 million in the second quarter of 2005 compared to $453 million in the same period a year ago and increased 7% to $950 million for the six months ended June 30, 2005 from $889 million in the same period last year. Revenues increased primarily as a result of recently approved retroactive Medicaid rate increases in the state of Indiana and generally favorable reimbursement rates.

As previously discussed, the Company’s nursing centers recorded favorable retroactive Medicaid rate increases in the second quarter of 2005 and 2004. Retroactive rate increases in the state of Indiana for periods prior to April 1, 2005 increased second quarter 2005 nursing center revenues by approximately $32 million. In the second quarter of 2004, similar rate increases in the state of North Carolina increased nursing center revenues by approximately $9 million. The Company also recorded the related provider tax expense associated with these programs aggregating $16 million and $3 million (included in other operating expenses) in the second quarter of 2005 and 2004, respectively.

Excluding the previously discussed retroactive Medicaid rate increases, aggregate revenues per patient day increased 6% in both the second quarter and six months ended June 30, 2005 compared to the respective prior year periods. Aggregate patient days declined 2% in both the second quarter and six months ended June 30, 2005 compared to the respective prior year periods.

Nursing center wage and benefit costs increased 8% to $256 million in the second quarter of 2005 compared to $237 million for the same period a year ago and increased 5% to $500 million for the six months ended June 30, 2005 compared to $474 million for the same period a year ago. Wage and benefit costs for the second

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

quarter of 2005 included $9 million related to a special recognition payment to the Company’s non-executive caregivers and employees. Average hourly wage rates increased 4% in both the second quarter and six months ended June 30, 2005 compared to the same periods a year ago, while employee benefit costs increased 1% in the respective periods.

Nursing center operating income increased 2% to $64 million in the second quarter of 2005 compared to $63 million in the second quarter of 2004 and increased 5% to $117 million for the six months ended June 30, 2005 compared to $112 million in the same period a year ago. Excluding the impact of the retroactive Medicaid rate increases and special recognition payment, operating margins were 12.4% and 12.2% in the second quarter and six months ended June 30, 2005, respectively, compared to 12.9% and 12.3% in the same periods last year. Excluding the impact of the retroactive Medicaid rate increases and special recognition payment, nursing center operating income was relatively unchanged in the second quarter of 2005 compared to the same period last year and increased 4% for the respective six month periods. Despite a decline in patient days, adjusted nursing center operating income for the first half of 2005 improved primarily due to favorable reimbursement rates and operating efficiencies.

Professional liability costs were $15 million and $16 million in the second quarter of 2005 and 2004, respectively, and $31 million and $32 million for the six months ended June 30, 2005 and 2004, respectively.

Rehabilitation Division

Revenues increased 24% to $65 million in the second quarter of 2005 from $52 million for the same period a year ago and increased 24% to $130 million for the six months ended June 30, 2005 from $105 million for the same period a year ago. Operating income decreased 4% in the second quarter of 2005 compared to the same period a year ago and increased 6% for the six months ended June 30, 2005 compared to the same period a year ago. The increase in revenues in the second quarter and six months ended June 30, 2005 was primarily attributable to the Hospital Services Reorganization. Intercompany revenues for services provided to the Company’s nursing centers totaled $39 million and $37 million in the second quarter of 2005 and 2004, respectively, and $78 million and $73 million for the six months ended June 30, 2005 and 2004, respectively. Intercompany revenues and operating income associated with the Hospital Services Reorganization aggregated $11 million and $1 million, respectively, in the second quarter of 2005 and $22 million and $2 million, respectively, for the six months ended June 30, 2005. Operating income for the second quarter of 2005 included a $1 million charge related to a special recognition payment to the Company’s non-executive caregivers and employees. The Company continues to face challenges related to wage pressures, recruitment costs and retention of therapists in a highly competitive marketplace.

Pharmacy Division

Revenues increased 56% to $132 million in the second quarter of 2005 compared to $84 million for the same period a year ago and increased 46% to $240 million for the six months ended June 30, 2005 compared to $164 million for the same period a year ago. Revenues associated with the Hospital Services Reorganization aggregated $12 million and $22 million in the second quarter and six months ended June 30, 2005, respectively. In addition, the increase in revenues in the second quarter of 2005 and six months ended June 30, 2005 resulted from acquisitions, growth in the number of non-affiliated customers and price increases. At June 30, 2005, the Company provided pharmacy services to nursing centers containing 84,800 licensed beds, including 28,700 licensed beds that it operates. At June 30, 2004, the Company provided pharmacy services to nursing centers containing 64,500 licensed beds, including 28,200 licensed beds that it operates. Aggregate revenues associated

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division (Continued)

with both the PPI Acquisition and the SCP Acquisition totaled $25 million and $28 million in the second quarter and six months ended June 30, 2005, respectively.

Pharmacy operating income increased 72% to $14 million in the second quarter of 2005 from $7 million in the same period a year ago and increased 61% to $25 million for the six months ended June 30, 2005 from $15 million for the same period a year ago. Operating income associated with the Hospital Services Reorganization aggregated $2 million and $4 million in the second quarter and six months ended June 30, 2005, respectively. Aggregate operating income associated with both the PPI Acquisition and the SCP Acquisition totaled $3 million in both the second quarter and six months ended June 30, 2005. Operating income for the second quarter of 2005 included a $1 million charge related to a special recognition payment to the Company’s non-executive caregivers and employees. Excluding the special recognition payment, operating margins were 10.6% in both the second quarter and six months ended June 30, 2005 compared to 9.2% and 9.3% in the respective prior year periods. The cost of goods sold as a percentage of institutional pharmacy revenues was 65.1% and 64.9% in the second quarter and six months ended June 30, 2005, respectively, compared to 65.5% and 65.1% in the respective prior year periods. Aggregate pharmacy operating margins improved compared to the same period last year primarily due to administrative cost efficiencies associated with volume growth and the favorable impact of the Hospital Services Reorganization.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $38 million and $67 million in the second quarter and six months ended June 30, 2005, respectively, compared to $30 million and $57 million in the respective prior year periods. Corporate overhead for the second quarter of 2005 included a $5 million charge related to a charitable donation. As a percentage of consolidated revenues, corporate overhead totaled 3.6% and 3.4% in the second quarter and six months ended June 30, 2005, respectively, and 3.4% and 3.3% in the respective prior year periods.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $3 million and $5 million in the second quarter and six months ended June 30, 2005, respectively, and $1 million and $3 million in the respective prior year periods.

Reorganization Items

Operating results for the six months ended June 30, 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs in connection with the completion of legal proceedings related to the Plan of Reorganization in March 2005. Operating results for the second quarter of 2004 included a favorable adjustment of $0.3 million related to accrued reorganization costs.

Capital Costs

Rent expense increased 7% to $70 million in the second quarter of 2005 compared to $65 million for the same period a year ago and increased 7% to $138 million for the six months ended June 30, 2005 compared to $129 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements, and growth in the number of leased hospitals operated by the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Depreciation and amortization expense increased 15% to $25 million in the second quarter of 2005 compared to $23 million for the same period a year ago and increased 13% to $49 million for the six months ended June 30, 2005 compared to $44 million for the same period a year ago. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense aggregated $2 million in the second quarter of 2005 compared to $4 million for the same period a year ago and $4 million for the six months ended June 30, 2005 compared to $8 million for the same period a year ago. The decline in both periods was primarily a result of the repayment of long-term debt in 2004. In addition, interest expense in the second quarter of 2004 included a pretax charge of approximately $1 million resulting from the refinancing of the Company’s credit facilities.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $3 million in the second quarter of 2005 compared to $2 million for the same period a year ago and $5 million for the six months ended June 30, 2005 compared to $3 million for the same period a year ago. Investment income in the second quarter of 2004 included a credit of $0.6 million related to the recovery of certain surety deposits.

Consolidated Results

Income from continuing operations before income taxes totaled $84 million for the second quarter of 2005 compared to $42 million for the same period a year ago and $138 million for the six months ended June 30, 2005 compared to $71 million for the same period a year ago. Income from continuing operations in the second quarter of 2005 aggregated $50 million compared to $25 million for the same period a year ago and $82 million for the six months ended June 30, 2005 compared to $42 million for the same period a year ago.

Discontinued Operations

Net income from discontinued operations aggregated $13 million in the second quarter of 2005 compared to a net loss of $2 million for the same period a year ago. Net income from discontinued operations aggregated $18 million for the six months ended June 30, 2005 compared to a net loss of $5 million for the same period in 2004. Net income from discontinued operations included a favorable pretax adjustment of $23 million ($14 million net of income taxes) for the second quarter of 2005 and $33 million ($20 million net of income taxes) for the six months ended June 30, 2005 resulting from a change in estimate for professional liability reserves related to the Company’s former nursing centers in Florida and Texas. See Notes 2 and 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

Net gains associated with the divestiture of discontinued operations totaled $3 million in the second quarter of 2005 compared to net losses of $1 million in the second quarter of 2004.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $57 million for the six months ended June 30, 2005 compared to $92 million for the same period a year ago. Operating cash flows were negatively impacted in the first six months of 2005 by growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Cash and cash equivalents totaled $33 million at June 30, 2005 compared to $69 million at December 31, 2004. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term and long-term liquidity needs. There were no outstanding borrowings under the revolving credit facility at June 30, 2005.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of approximately $30 million from its limited purpose insurance subsidiary during the second quarter of 2005 to be used for general corporate purposes. These proceeds were used primarily to repay borrowings under the revolving credit facility.

The Company expects to receive the cash proceeds from the $55 million favorable hospital prior year Medicare cost report settlement recorded in the second quarter of 2005 on or before April 30, 2006.

On August 2, 2005, the Company announced the completion of certain amendments to its revolving credit facility. The amendments (a) increase the amount permitted for acquisitions and certain investments by the Company from $150 million to $400 million, (b) provide the Company with the additional flexibility to repurchase up to $150 million of its common stock and warrants, and (c) increase the Company’s permitted capital expenditures in each fiscal year. The amendments also expand the borrowing base of the revolving credit facility to include certain additional real estate holdings. In addition, the amendments clarify certain regulatory issues and expand certain representations and covenants of the Company, none of which are expected to impact the Company’s financial flexibility. The Company was in compliance with the terms of its revolving credit facility at June 30, 2005.

The Company also announced on August 2, 2005 that its Board of Directors has authorized up to $100 million in common stock and warrant repurchases. The Company intends to finance any repurchases from operating cash flows or borrowings under its revolving credit facility.

Capital Resources

Excluding acquisitions, capital expenditures totaled $47 million for the six months ended June 30, 2005 compared to $36 million for the six months ended June 30, 2004. Capital expenditures (excluding acquisitions) could approximate $120 million to $130 million in 2005. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of operating cash flows. At June 30, 2005, the estimated cost to complete and equip construction in progress approximated $46 million.

For the six months ended June 30, 2005, the Company acquired a hospital and completed both the PPI Acquisition and the SCP Acquisition at a total cost of $74 million. The Company financed these acquisitions through the use of operating cash flows and the Company’s revolving credit facility.

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

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005. Based upon current Part A Medicare payment rates, the Company expects that these rates will increase from approximately $348 per patient day to approximately $358 per patient day on October 1, 2005.

In addition, the final rules increase the indexing of RUGs categories, expand the total RUGs categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA. These changes are expected to reduce Medicare Part A per diem rates to the Company’s nursing centers from $358 per patient day to approximately $343 per patient day beginning on January 1, 2006.

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

On April 25, 2005, CMS published the proposed rules related to the weights for DRGs and the geometric length-of-stay thresholds that would take effect for hospital Medicare discharges occurring on or after October 1, 2005. Following a public comment period, CMS issued these rules in their final form on August 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.2%. The Company expects these changes to reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annual basis based upon the Company’s historical Medicare patient volumes.

In January 2005, CMS issued final regulations on MMA which will be effective on January 1, 2006. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that the Company serves whose drug costs are currently

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a payor for the pharmacy services provided to these residents.

The Company continues to review the final MMA regulations but it cannot assess the overall impact of MMA on its institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the sub-regulatory guidance from CMS, the Company’s ultimate relationships with the private prescription drug plans which will provide coverage for prescription drugs under MMA and the patient mix of its customers. This legislation may reduce revenue and impose additional costs to the industry. In addition, since CMS may issue additional federal regulations and guidance related to the MMA, there can be no assurance that the MMA and related regulations promulgated under it will not have a material adverse effect on the Company’s institutional pharmacy business.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$858,015	$885,819	$884,254	$903,135	$939,989	$1,045,923

Salaries, wages and benefits	484,049	486,542	496,678	494,872	515,020	542,416
Supplies	115,496	119,442	121,409	122,873	128,283	146,043
Rent	63,619	65,121	66,441	66,749	67,996	69,579
Other operating expenses	142,321	147,300	145,177	151,431	152,167	179,200
Depreciation and amortization	21,561	22,241	22,960	23,476	24,114	25,586
Interest expense	3,654	4,713	2,535	1,912	2,000	2,439
Investment income	(1,214)	(1,823)	(1,603)	(1,791)	(2,348)	(3,031)

	829,486	843,536	853,597	859,522	887,232	962,232

Income from continuing operations before reorganization items and income taxes	28,529	42,283	30,657	43,613	52,757	83,691
Reorganization items	–	(304)	–	–	(1,371)	–

Income from continuing operations before income taxes	28,529	42,587	30,657	43,613	54,128	83,691
Provision for income taxes	11,996	17,533	12,130	17,804	21,868	33,673

Income from continuing operations	16,533	25,054	18,527	25,809	32,260	50,018
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,693)	(2,222)	4,598	796	4,630	13,402
Gain (loss) on divestiture of operations	–	(1,063)	(7,557)	(7,202)	–	2,647

Net income	$13,840	$21,769	$15,568	$19,403	$36,890	$66,067

Earnings per common share:
Basic:
Income from continuing operations	$0.47	$0.70	$0.51	$0.71	$0.89	$1.33
Discontinued operations:
Income (loss) from operations	(0.08)	(0.06)	0.13	0.02	0.13	0.36
Gain (loss) on divestiture of operations	–	(0.03)	(0.21)	(0.20)	–	0.07

Net income	$0.39	$0.61	$0.43	$0.53	$1.02	$1.76

Diluted:
Income from continuing operations	$0.38	$0.60	$0.44	$0.61	$0.73	$1.08
Discontinued operations:
Income (loss) from operations	(0.06)	(0.05)	0.11	0.02	0.10	0.29
Gain (loss) on divestiture of operations	–	(0.03)	(0.18)	(0.17)	–	0.06

Net income	$0.32	$0.52	$0.37	$0.46	$0.83	$1.43

Shares used in computing earnings per common share:
Basic	35,414	35,536	35,939	36,200	36,312	37,495
Diluted	42,721	41,913	42,293	42,639	44,410	46,367

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2004 Quarters					2005 Quarters
	First	Second	Third		Fourth	First	Second
Revenues:
Hospital division	$343,349	$350,097	$350,852		$354,360	$393,040	$434,562	(b)
Health services division	435,998	452,820	449,674		462,880	454,047	496,074	(c)
Rehabilitation division	52,699	52,588	61,157	(a)	61,982	64,947	65,365
Pharmacy division	79,746	84,346	96,591	(a)	99,352	107,957	131,849

	911,792	939,851	958,274		978,574	1,019,991	1,127,850
Eliminations:
Rehabilitation	(36,023)	(36,579)	(46,642	)(a)	(46,743)	(49,545)	(50,137)
Pharmacy	(17,754)	(17,453)	(27,378	)(a)	(28,696)	(30,457)	(31,790)

	(53,777)	(54,032)	(74,020)		(75,439)	(80,002)	(81,927)

	$858,015	$885,819	$884,254		$903,135	$939,989	$1,045,923

Income from continuing operations:
Operating income (loss):
Hospital division	$79,687	$86,120	$79,210	(a)	$83,933	$101,801	$134,263	(b,d)
Health services division	48,945	63,001	57,978		67,057	53,021	64,383	(c,d)
Rehabilitation division	8,519	7,265	7,737	(a)	7,910	9,711	6,989	(d)
Pharmacy division	7,609	7,729	10,853	(a)	10,871	11,454	13,298	(d)
Corporate:
Overhead	(26,834)	(30,356)	(33,028)		(33,531)	(29,115)	(38,052	)(d,e)
Insurance subsidiary	(1,777)	(1,224)	(1,760)		(2,281)	(2,353)	(2,617)

	(28,611)	(31,580)	(34,788)		(35,812)	(31,468)	(40,669)

	116,149	132,535	120,990		133,959	144,519	178,264
Reorganization items	–	304	–		–	1,371	–

Operating income	116,149	132,839	120,990		133,959	145,890	178,264
Rent	(63,619)	(65,121)	(66,441)		(66,749)	(67,996)	(69,579)
Depreciation and amortization	(21,561)	(22,241)	(22,960)		(23,476)	(24,114)	(25,586)
Interest, net	(2,440)	(2,890)	(932)		(121)	348	592

Income from continuing operations before income taxes	28,529	42,587	30,657		43,613	54,128	83,691
Provision for income taxes	11,996	17,533	12,130		17,804	21,868	33,673

	$16,533	$25,054	$18,527		$25,809	$32,260	$50,018

(a)	Effective July 1, 2004, the rehabilitation division and pharmacy division began providing services to the Company’s hospital division. Revenues in the third quarter of 2004 associated with these new arrangements aggregated $10.3 million in the rehabilitation division and $9.4 million in the pharmacy division. These new arrangements reduced hospital division operating income in the third quarter of 2004 by approximately $4.1 million while increasing rehabilitation division operating income by approximately $1.4 million and pharmacy division operating income by approximately $2.1 million.
(b)	Includes income of approximately $54.6 million related primarily to the settlement of a prior year hospital Medicare cost report issue which was under appeal.
(c)	Includes revenues of $32.2 million and operating income of $15.9 million for periods prior to April 1, 2005 related to recently approved retroactive Medicaid rate increases in the state of Indiana.
(d)	Includes a special employee recognition payment of approximately $15.0 million allocated to the hospital division ($3.9 million), health services division ($9.2 million), rehabilitation division ($1.0 million), pharmacy division ($0.7 million) and corporate office ($0.2 million).
(e)	Includes a charge of $5.0 million related to a charitable donation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$22,488	$23,168	$23,898	$24,077	$24,717	$25,244
Health services division	39,799	40,398	40,923	41,064	41,486	42,225
Rehabilitation division	611	708	747	773	800	817
Pharmacy division	662	790	812	780	926	1,169
Corporate	59	57	61	55	67	124

	$63,619	$65,121	$66,441	$66,749	$67,996	$69,579

Depreciation and amortization:
Hospital division	$8,257	$8,496	$8,923	$9,401	$9,554	$9,836
Health services division	6,615	6,796	6,901	7,290	7,822	8,287
Rehabilitation division	33	37	38	51	54	56
Pharmacy division	530	583	603	718	926	1,521
Corporate	6,126	6,329	6,495	6,016	5,758	5,886

	$21,561	$22,241	$22,960	$23,476	$24,114	$25,586

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$5,406	$5,177	$8,867	$10,697	$8,235	$11,289
Health services division	8,450	6,487	7,074	14,692	6,957	10,986
Rehabilitation division	47	56	19	246	2	96
Pharmacy division	773	1,075	1,004	1,977	1,075	1,506
Corporate:
Information systems	2,651	4,033	4,251	4,892	1,462	4,171
Other	554	829	1,175	1,956	232	550

	$17,881	$17,657	$22,390	$34,460	$17,963	$28,598

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	66	68	72	72	73	73
Number of licensed beds	5,245	5,396	5,569	5,569	5,603	5,603

Revenue mix % (a):
Medicare	67	64	63	63	65	71
Medicaid	7	8	8	7	6	6
Private and other	26	28	29	30	29	23

Admissions:
Medicare	6,780	6,674	6,550	6,719	7,397	7,080
Medicaid	682	789	763	741	727	823
Private and other	1,243	1,401	1,369	1,495	1,564	1,528

	8,705	8,864	8,682	8,955	9,688	9,431

Admissions mix %:
Medicare	78	75	75	75	76	75
Medicaid	8	9	9	8	8	9
Private and other	14	16	16	17	16	16

Patient days:
Medicare	206,256	200,628	190,466	190,772	207,670	209,670
Medicaid	27,670	29,228	30,435	30,200	26,660	28,361
Private and other	51,856	52,640	53,571	56,160	61,052	55,622

	285,782	282,496	274,472	277,132	295,382	293,653

Average length of stay:
Medicare	30.4	30.1	29.1	28.4	28.1	29.6
Medicaid	40.6	37.0	39.9	40.8	36.7	34.5
Private and other	41.7	37.6	39.1	37.6	39.0	36.4
Weighted average	32.8	31.9	31.6	30.9	30.5	31.1

Revenues per admission (a):
Medicare	$33,722	$33,902	$33,963	$33,466	$34,750	$43,798
Medicaid	34,701	34,102	35,889	33,155	30,295	30,887
Private and other	73,248	69,184	73,784	70,188	72,872	64,824
Weighted average	39,443	39,497	40,411	39,571	40,570	46,078

Revenues per patient day (a):
Medicare	$1,109	$1,128	$1,168	$1,179	$1,238	$1,479
Medicaid	855	921	900	814	826	896
Private and other	1,756	1,841	1,886	1,868	1,867	1,781
Weighted average	1,202	1,239	1,278	1,279	1,331	1,480

Medicare case mix index (discharged patients only)	1.26	1.25	1.21	1.19	1.22	1.25

Average daily census	3,140	3,104	2,983	3,012	3,282	3,227
Occupancy %	63.1	60.7	57.0	56.3	61.2	59.9

(a)	Includes income of $2.9 million in the first quarter of 2005, $54.6 million in the second quarter of 2005, $2.2 million in the first quarter of 2004, $3.9 million in the second quarter of 2004 and $1.6 million in the third quarter of 2004 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters					2005 Quarters
	First	Second		Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	242	242		242	242	242	243
Managed	7	7		7	7	7	5

	249	249		249	249	249	248

Number of licensed beds:
Owned or leased	31,193	31,189		31,170	31,170	31,170	31,275
Managed	803	803		803	803	803	605

	31,996	31,992		31,973	31,973	31,973	31,880

Revenue mix %:
Medicare	36	33		32	32	34	32
Medicaid	46	49	(a)	50	50	48	51	(b)
Private and other	18	18		18	18	18	17

Patient days (excludes managed facilities):
Medicare	423,649	400,487		377,563	380,782	402,845	405,335
Medicaid	1,642,585	1,657,812		1,701,837	1,684,972	1,616,789	1,619,439
Private and other	396,408	399,321		404,823	410,171	393,593	391,861

	2,462,642	2,457,620		2,484,223	2,475,925	2,413,227	2,416,635

Patient day mix %:
Medicare	17	16		15	15	17	17
Medicaid	67	68		69	68	67	67
Private and other	16	16		16	17	16	16

Revenues per patient day:
Medicare Part A	$331	$331		$336	$345	$348	$347
Total Medicare (including Part B)	373	376		386	394	389	390
Medicaid	121	134	(a)	132	137	134	158	(b)
Private and other	198	200		197	198	206	210
Weighted average	177	184		181	187	188	205

Average daily census	27,062	27,007		27,002	26,912	26,814	26,556
Occupancy %	86.4	86.3		86.2	86.0	85.7	84.9

Rehabilitation data:
Revenue mix %:
Company-operated	70	71		76	75	76	77
Non-affiliated	30	29		24	25	24	23

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	28,188	28,164		28,476	28,634	29,105	28,649
Non-affiliated	35,102	36,385		36,671	37,561	46,745	56,112

	63,290	64,549		65,147	66,195	75,850	84,761

(a)	Includes income of $8.7 million for periods prior to April 1, 2004 related to retroactive Medicaid rate increases in the state of North Carolina. Related provider tax expense of $2.8 million under this program was recorded in other operating expenses.
(b)	Includes income of $32.2 million for periods prior to April 1, 2005 related to recently approved retroactive Medicaid rate increases in the state of Indiana. Related provider tax expense of $16.3 million under this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/05
	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$2,731	$6,154	$7,209	$5,510	$4,889	$7,754	$34,247	$34,247
Interest	1,781	3,082	2,350	1,612	1,096	1,262	11,183	–

	4,512	9,236	9,559	7,122	5,985	9,016	45,430	34,247
Other	33	67	71	76	81	733	1,061	1,017

	$4,545	$9,303	$9,630	$7,198	$6,066	$9,749	$46,491	$35,264

Average interest rate	10.9%	10.9%	11.0%	10.9%	10.9%	10.6%
Variable rate (a)	$–	$–	$–	$–	$–	$–	$–	$–

(a)	The Company has no outstanding variable rate long-term debt at June 30, 2005. Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based on the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item  1.    Legal Proceedings

Summary descriptions of various significant litigation follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based on the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based on the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. This is a final order from which the plaintiff has until August 25, 2005 to appeal. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

PART II.    OTHER INFORMATION (Continued)

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 26, 2005 in Louisville, Kentucky. At the meeting, shareholders elected a board of eight directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld
Thomas P. Cooper, M.D.	35,087,963	231,325
Paul J. Diaz	35,044,740	274,548
Michael J. Embler	34,779,031	540,257
Garry N. Garrison	35,134,531	184,757
Isaac Kaufman	35,134,381	184,907
John H. Klein	34,998,064	321,224
Edward L. Kuntz	33,422,278	1,897,010
Eddy J. Rogers, Jr.	35,133,925	185,363

In addition to electing directors, shareholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2005 by the vote of 35,314,220 in favor, 3,552 against, 1,516 abstentions and no non-votes.

Item 6.    Exhibits

10.1	Amendment No. 1 and Consent dated as of August 2, 2005, under the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formally known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 2, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 4, 2005	/s/ PAUL J. DIAZ
Paul J. Diaz President and Chief Executive Officer

Date: August 4, 2005	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter Executive Vice President and Chief Financial Officer