Form 10-Q
period 2005-09-30
KINDRED HEALTHCARE, INC
filed 2005-11-04
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2005
Common stock, $0.25 par value	38,975,694 shares

1 of 45

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004	3

	Condensed Consolidated Balance Sheet — September 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$973,265	$879,105	$2,949,432	$2,612,432

Salaries, wages and benefits	534,159	493,365	1,584,313	1,457,596
Supplies	146,431	121,016	419,979	355,204
Rent	69,404	66,065	206,245	194,093
Other operating expenses	164,829	143,972	492,631	430,661
Depreciation and amortization	26,717	22,846	76,154	66,435
Interest expense	1,931	2,535	6,370	10,902
Investment income	(2,472)	(1,603)	(7,851)	(4,640)

	940,999	848,196	2,777,841	2,510,251

Income from continuing operations before reorganization items and income taxes	32,266	30,909	171,591	102,181
Reorganization items	–	–	(1,371)	(304)

Income from continuing operations before income taxes	32,266	30,909	172,962	102,485
Provision for income taxes	13,055	12,226	69,704	41,932

Income from continuing operations	19,211	18,683	103,258	60,553
Discontinued operations, net of income taxes:
Income (loss) from operations	290	4,442	16,553	(756)
Loss on divestiture of operations	(3,147)	(7,557)	(500)	(8,620)

Net income	$16,354	$15,568	$119,311	$51,177

Earnings per common share:
Basic:
Income from continuing operations	$0.50	$0.52	$2.77	$1.70
Discontinued operations:
Income (loss) from operations	0.01	0.12	0.44	(0.02)
Loss on divestiture of operations	(0.08)	(0.21)	(0.01)	(0.24)

Net income	$0.43	$0.43	$3.20	$1.44

Diluted:
Income from continuing operations	$0.42	$0.44	$2.26	$1.43
Discontinued operations:
Income (loss) from operations	0.01	0.11	0.36	(0.02)
Loss on divestiture of operations	(0.07)	(0.18)	(0.01)	(0.20)

Net income	$0.36	$0.37	$2.61	$1.21

Shares used in computing earnings per common share:
Basic	38,013	35,939	37,279	35,631
Diluted	46,033	42,293	45,648	42,322

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,110	$69,128
Cash – restricted	5,134	6,054
Insurance subsidiary investments	197,334	238,856
Accounts receivable less allowance for loss of $67,559 – September 30, 2005 and $60,320 – December 31, 2004	574,730	400,517
Inventories	41,328	35,025
Deferred tax assets	74,203	70,137
Assets held for sale	17,559	22,672
Other	29,628	31,954

	978,026	874,343

Property and equipment	846,120	765,586
Accumulated depreciation	(348,227)	(273,880)

	497,893	491,706

Goodwill	58,698	31,582
Insurance subsidiary investments	85,074	41,651
Deferred tax assets	107,641	91,180
Other	86,225	62,831

	$1,813,557	$1,593,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,157	$122,176
Salaries, wages and other compensation	241,926	230,056
Due to third party payors	23,833	33,910
Professional liability risks	73,129	82,609
Other accrued liabilities	99,320	76,985
Income taxes	110,229	26,748
Long-term debt due within one year	5,976	5,282

	666,570	577,766

Long-term debt	27,969	32,544
Professional liability risks	185,744	204,713
Deferred credits and other liabilities	61,496	58,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,991 shares – September 30, 2005 and 37,189 shares – December 31, 2004	9,748	9,297
Capital in excess of par value	681,799	636,015
Deferred compensation	(16,455)	(7,353)
Accumulated other comprehensive income (loss)	(266)	468
Retained earnings	196,952	81,358

	871,778	719,785

	$1,813,557	$1,593,293

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$16,354	$15,568	$119,311	$51,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,826	23,192	76,526	67,851
Amortization of deferred compensation costs	2,665	1,919	6,661	5,197
Provision for doubtful accounts	3,725	4,554	13,199	17,804
Loss on divestiture of discontinued operations	3,147	7,557	500	8,620
Reorganization items	–	–	(1,371)	(304)
Other	(1,257)	(59)	(2,455)	4,879
Change in operating assets and liabilities:
Accounts receivable	(6,048)	(8,029)	(171,408)	(23,086)
Inventories and other assets	(1,380)	8,688	(6,899)	3,441
Accounts payable	(1,267)	271	(1,004)	(4,538)
Income taxes	10,784	14,815	74,668	38,550
Due to third party payors	5,802	4,997	(10,077)	(10,537)
Other accrued liabilities	(8,813)	8,328	9,512	14,809

Net cash provided by operating activities	50,538	81,801	107,163	173,863

Cash flows from investing activities:
Purchase of property and equipment	(33,552)	(22,390)	(80,113)	(57,928)
Acquisition of healthcare facilities	(42)	(11,814)	(73,919)	(20,160)
Sale of assets	92	17,674	11,196	24,558
Surety bond deposits	–	–	2,700	4,402
Purchase of insurance subsidiary investments	(61,620)	(24,236)	(266,816)	(38,779)
Sale of insurance subsidiary investments	52,795	15,297	243,157	29,178
Net change in insurance subsidiary cash and cash equivalents	(3,445)	(4,727)	20,952	(39,942)
Net change in other investments	(250)	–	3,469	4,405
Other	(713)	(340)	(906)	34

Net cash used in investing activities	(46,735)	(30,536)	(140,280)	(94,232)

Cash flows from financing activities:
Net change in revolving credit borrowings	–	(80,000)	–	–
Repayment of long-term debt	(1,363)	(1,167)	(3,881)	(103,814)
Payment of deferred financing costs	(168)	(693)	(371)	(4,048)
Issuance of common stock	976	3,847	23,711	7,363
Other	1,493	(8,582)	(17,360)	(15,917)

Net cash provided by (used in) financing activities	938	(86,595)	2,099	(116,416)

Change in cash and cash equivalents	4,741	(35,330)	(31,018)	(36,785)
Cash and cash equivalents at beginning of period	33,369	65,069	69,128	66,524

Cash and cash equivalents at end of period	$38,110	$29,739	$38,110	$29,739

Supplemental information:
Interest payments	$2,513	$2,174	$5,024	$8,915
Income tax payments	2,452	193	5,398	2,910

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States (collectively, “Kindred” or the “Company”). At September 30, 2005, the Company’s hospital division operated 73 hospitals in 24 states. The Company’s health services division operated 245 nursing centers in 28 states. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

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

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock option accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$16,354	$15,568	$119,311	$51,177
Adjustments:
Stock-based employee compensation expense included in reported net income	1,639	1,210	4,117	3,292
Stock-based employee compensation expense determined under fair value based method	(3,668)	(2,803)	(9,695)	(8,105)

Pro forma net income	$14,325	$13,975	$113,733	$46,364

Earnings per common share:
As reported:
Basic	$0.43	$0.43	$3.20	$1.44
Diluted	$0.36	$0.37	$2.61	$1.21
Pro forma:
Basic	$0.38	$0.39	$3.05	$1.30
Diluted	$0.31	$0.32	$2.46	$1.07

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$16,354	$15,568	$119,311	$51,177
Net unrealized investment gains (losses), net of income taxes	(236)	289	(734)	(201)

Comprehensive income	$16,118	$15,857	$118,577	$50,976

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

NOTE 2 – DIVESTITURES

During the third quarter of 2005, the Company disposed of an unprofitable leased nursing center and designated two owned nursing centers as held for sale. The pretax loss associated with these transactions totaled $5.1 million ($3.2 million net of income taxes).

During the third quarter of 2004, the Company purchased for resale three leased nursing centers in exchange for total consideration of $18.7 million. Based upon the expected net realizable value of these properties, the Company recorded a pretax loss of $12.3 million ($7.5 million net of income taxes).

For the nine months ended September 30, 2005, the Company recorded pretax losses associated with the divestiture of discontinued operations of $0.8 million ($0.5 million net of income taxes) compared to pretax losses of $14.0 million ($8.6 million net of income taxes) in the same period a year ago.

During the first nine months of 2004, the Company allowed leases on three other nursing centers to expire. No gain or loss resulted from these transactions.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Notes 1 and 2 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2005, the Company held for sale two hospitals and three nursing centers.

Discontinued operations included a favorable pretax adjustment of $4.1 million and $11.0 million for the third quarter of 2005 and 2004, respectively, and $36.7 million and $11.0 million for the nine months ended September 30, 2005 and 2004, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$6,837	$23,853	$27,610	$91,661

Salaries, wages and benefits	4,091	15,515	17,562	59,522
Supplies	786	1,904	3,065	6,638
Rent	215	1,081	1,376	3,976
Other operating expenses (income)	1,221	(2,050)	(21,292)	21,917
Depreciation	109	346	372	1,416
Interest expense	–	–	–	3
Investment income	(56)	(167)	(388)	(583)

	6,366	16,629	695	92,889

Income (loss) from operations before income taxes	471	7,224	26,915	(1,228)
Income tax provision (benefit)	181	2,782	10,362	(472)

Income (loss) from operations	290	4,442	16,553	(756)
Loss on divestiture of operations, net of income taxes	(3,147)	(7,557)	(500)	(8,620)

	$(2,857)	$(3,115)	$16,053	$(9,376)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Hospital division:
Hospitals	$1,402	$7,226	$10,126	$22,094
Ancillary services	–	(4)	11	(100)

	1,402	7,222	10,137	21,994

Health services division	5,435	16,632	17,473	69,732

Pharmacy division	–	(1)	–	(65)

	$6,837	$23,853	$27,610	$91,661

Operating income (loss):
Hospital division:
Hospitals	$(469)	$(384)	$(312)	$(2,804)
Ancillary services	9	8	20	(143)

	(460)	(376)	(292)	(2,947)

Health services division	1,199	8,772	28,557	6,267

Pharmacy division	–	88	10	264

	$739	$8,484	$28,275	$3,584

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Rent:
Hospital division:
Hospitals	$33	$392	$114	$1,209
Ancillary services	2	(7)	2	(21)

	35	385	116	1,188
Health services division	180	695	1,260	2,740
Pharmacy division	–	1	–	48

	$215	$1,081	$1,376	$3,976

Depreciation:
Hospital division:
Hospitals	$–	$216	$–	$639
Ancillary services	–	–	–	–

	–	216	–	639
Health services division	109	130	372	777
Pharmacy division	–	–	–	–

	$109	$346	$372	$1,416

A summary of the net assets held for sale follows (in thousands):

	September 30, 2005	December 31, 2004
Current assets:
Property and equipment, net	$16,835	$18,793
Other	724	3,879

	17,559	22,672
Current liabilities (included in other accrued liabilities)	(381)	(1,245)

	$17,178	$21,427

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the third quarter and nine months ended September 30, 2005 included pretax income of $5.9 million and $63.4 million, respectively, related to the settlement of prior year hospital Medicare cost reports. For the third quarter and nine months ended September 30, 2004, the Company recorded pretax income of $1.6 million and $7.7 million, respectively, related to the settlement of prior year hospital Medicare cost reports.

Operating results for the third quarter of 2005 included costs associated with Hurricane Katrina and Hurricane Rita which reduced hospital pretax income by $2.1 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Operating results for the nine months ended September 30, 2005 included pretax charges of $14.2 million (including a $0.7 million favorable adjustment recorded in the third quarter of 2005) related to a special recognition payment to non-executive caregivers and employees and $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,703	$–
Health services division	8,576	–
Rehabilitation division	1,024	–
Pharmacy division	697	–
Corporate	216	5,000

	$14,216	$5,000

Operating results for the nine months ended September 30, 2005 included pretax income of $16.6 million related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which $14.5 million related to prior years. Operating results for the nine months ended September 30, 2004 included pretax income of $5.9 million related to similar increases in the state of North Carolina, approximately one-half of which related to a prior year. Retroactive revenues and related provider tax expense associated with these transactions have been reflected in the accompanying unaudited condensed consolidated statement of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$709	$–	$32,941	$8,726
Other operating expenses	–	–	16,343	2,848

	$709	$–	$16,598	$5,878

Corporate overhead for the third quarter of 2004 included a $3.4 million pretax charge related to a terminated pension plan.

Interest expense for the nine months ended September 30, 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit facilities. Investment income for the nine months ended September 30, 2004 included a credit of $0.6 million resulting from the recovery of certain surety deposits.

NOTE 5 – REORGANIZATION ITEMS

Transactions related to the Plan of Reorganization have been classified separately in the accompanying unaudited condensed consolidated statement of operations. Operating results for the nine months ended September 30, 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs in connection with the completion of legal proceedings related to the Plan of Reorganization. Operating results for the nine months ended September 30, 2004 included a favorable adjustment of $0.3 million related to accrued reorganization costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – PHARMACY ACQUISITIONS

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Acquisition aggregated $11.0 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to $0.8 million may occur through September 2006 as a result of contingent consideration in accordance with the acquisition agreement.

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Acquisition”). The transaction was financed through the use of existing cash and the Company’s revolving credit facility. Goodwill recorded in connection with the SCP Acquisition aggregated $16.7 million. The purchase price also included acquired identifiable intangible assets totaling $10.4 million that will be amortized over approximately 13 years.

A preliminary summary of both the PPI Acquisition and the SCP Acquisition follows (in thousands):

	PPI Acquisition	SCP Acquisition
Fair value of assets acquired, including goodwill and other intangible assets	$31,085	$37,480
Fair value of liabilities assumed	(213)	(732)

Net cash paid	$30,872	$36,748

The purchase price of the assets acquired in both the PPI Acquisition and the SCP Acquisition resulted from negotiations with each of the respective sellers that were based upon both the historical and expected future cash flows of the respective enterprises.

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

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Medicare	$406,553	$366,073	$1,284,988	$1,125,135
Medicaid	322,237	295,412	945,082	847,613
Private and other	328,322	290,979	963,677	819,455

	1,057,112	952,464	3,193,747	2,792,203
Eliminations:
Rehabilitation	(51,452)	(46,089)	(150,093)	(117,495)
Pharmacy	(32,395)	(27,270)	(94,222)	(62,276)

	(83,847)	(73,359)	(244,315)	(179,771)

	$973,265	$879,105	$2,949,432	$2,612,432

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Earnings:
Income from continuing operations	$19,211	$18,683	$103,258	$60,553
Discontinued operations, net of income taxes:
Income (loss) from operations	290	4,442	16,553	(756)
Loss on divestiture of operations	(3,147)	(7,557)	(500)	(8,620)

Net income	$16,354	$15,568	$119,311	$51,177

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,013	35,939	37,279	35,631
Dilutive effect of certain securities:
Warrants	6,752	5,019	6,875	5,210
Employee stock options	931	856	1,022	957
Non-vested restricted stock	337	479	472	524

Adjusted weighted average shares outstanding – diluted computation	46,033	42,293	45,648	42,322

Earnings per common share:
Basic:
Income from continuing operations	$0.50	$0.52	$2.77	$1.70
Discontinued operations:
Income (loss) from operations	0.01	0.12	0.44	(0.02)
Loss on divestiture of operations	(0.08)	(0.21)	(0.01)	(0.24)

Net income	$0.43	$0.43	$3.20	$1.44

Diluted:
Income from continuing operations	$0.42	$0.44	$2.26	$1.43
Discontinued operations:
Income (loss) from operations	0.01	0.11	0.36	(0.02)
Loss on divestiture of operations	(0.07)	(0.18)	(0.01)	(0.20)

Net income	$0.36	$0.37	$2.61	$1.21

NOTE 9 – BUSINESS SEGMENT DATA

As described in Note 1, the Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Hospital division	$389,776	$350,852	$1,217,378	$1,044,298
Health services division	466,618	443,864	1,405,533	1,320,778
Rehabilitation division	65,553	61,157	195,865	166,444
Pharmacy division	135,165	96,591	374,971	260,683

	1,057,112	952,464	3,193,747	2,792,203
Eliminations:
Rehabilitation	(51,452)	(46,089)	(150,093)	(117,495)
Pharmacy	(32,395)	(27,270)	(94,222)	(62,276)

	(83,847)	(73,359)	(244,315)	(179,771)

	$973,265	$879,105	$2,949,432	$2,612,432

Income from continuing operations:
Operating income (loss):
Hospital division	$90,728	$79,210	$326,792	$245,017
Health services division	50,073	57,740	169,357	169,221
Rehabilitation division	7,913	7,737	24,613	23,521
Pharmacy division	14,455	10,853	39,207	26,191
Corporate:
Overhead	(32,631)	(33,028)	(99,798)	(90,218)
Insurance subsidiary	(2,692)	(1,760)	(7,662)	(4,761)

	(35,323)	(34,788)	(107,460)	(94,979)

	127,846	120,752	452,509	368,971
Reorganization items	–	–	1,371	304

Operating income	127,846	120,752	453,880	369,275
Rent	(69,404)	(66,065)	(206,245)	(194,093)
Depreciation and amortization	(26,717)	(22,846)	(76,154)	(66,435)
Interest, net	541	(932)	1,481	(6,262)

Income from continuing operations before income taxes	32,266	30,909	172,962	102,485
Provision for income taxes	13,055	12,226	69,704	41,932

	$19,211	$18,683	$103,258	$60,553

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Rent:
Hospital division	$25,366	$23,898	$75,327	$69,554
Health services division	41,916	40,547	124,893	120,032
Rehabilitation division	817	747	2,434	2,066
Pharmacy division	1,226	812	3,321	2,264
Corporate	79	61	270	177

	$69,404	$66,065	$206,245	$194,093

Depreciation and amortization:
Hospital division	$10,579	$8,923	$29,969	$25,676
Health services division	8,522	6,787	24,368	19,985
Rehabilitation division	57	38	167	108
Pharmacy division	1,525	603	3,972	1,716
Corporate	6,034	6,495	17,678	18,950

	$26,717	$22,846	$76,154	$66,435

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$11,634	$8,867	$31,158	$19,450
Health services division	14,488	7,074	32,431	22,011
Rehabilitation division	17	19	115	122
Pharmacy division	1,562	1,004	4,143	2,852
Corporate:
Information systems	5,580	4,251	11,213	10,935
Other	271	1,175	1,053	2,558

	$33,552	$22,390	$80,113	$57,928

	September 30, 2005	December 31, 2004
Assets at end of period:
Hospital division	$609,905	$515,353
Health services division	420,712	366,164
Rehabilitation division	6,802	7,701
Pharmacy division	150,335	60,146
Corporate	625,803	643,929

	$1,813,557	$1,593,293

Goodwill:
Hospital division	$29,862	$30,877
Pharmacy division	28,836	705

	$58,698	$31,582

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Professional liability:
Continuing operations	$19,025	$18,342	$59,845	$59,951
Discontinued operations	(2,894)	(9,189)	(32,926)	(4,592)

Workers compensation:
Continuing operations	$11,934	$12,352	$37,094	$37,006
Discontinued operations	430	905	1,324	2,856

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2005			December 31, 2004
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$106,250	$91,084	$197,334	$172,266	$66,590	$238,856
Reinsurance recoverables	3,076	–	3,076	2,103	–	2,103

	109,326	91,084	200,410	174,369	66,590	240,959

Non-current:
Insurance subsidiary investments	85,074	–	85,074	41,651	–	41,651
Reinsurance recoverables	8,518	–	8,518	8,306	–	8,306
Deposits	7,250	1,715	8,965	6,750	1,705	8,455
Other	4	117	121	6	160	166

	100,846	1,832	102,678	56,713	1,865	58,578

	$210,172	$92,916	$303,088	$231,082	$68,455	$299,537

Liabilities:
Allowance for insurance risks:
Current	$73,129	$24,573	$97,702	$82,609	$23,571	$106,180
Non-current	185,744	53,165	238,909	204,713	48,724	253,437

	$258,873	$77,738	$336,611	$287,322	$72,295	$359,617

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $272.1 million at September 30, 2005 and $302.3 million at December 31, 2004.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of approximately $30 million from its limited purpose insurance subsidiary during the second quarter of 2005.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Hospital division:
Buildings:
Ventas, Inc. (“Ventas”)	$15,851	$15,331	$47,206	$45,303
Other landlords	3,628	3,487	10,881	9,179
Equipment	5,887	5,080	17,240	15,072

	25,366	23,898	75,327	69,554
Health services division:
Buildings:
Ventas	31,565	30,536	94,009	90,230
Other landlords	9,624	9,281	28,636	27,560
Equipment	727	730	2,248	2,242

	41,916	40,547	124,893	120,032
Rehabilitation division:
Buildings	18	16	53	53
Equipment	799	731	2,381	2,013

	817	747	2,434	2,066
Pharmacy division:
Buildings	1,025	706	2,801	1,959
Equipment	201	106	520	305

	1,226	812	3,321	2,264
Corporate:
Buildings	74	54	241	153
Equipment	5	7	29	24

	79	61	270	177

	$69,404	$66,065	$206,245	$194,093

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

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as, the “Master Lease Agreements.” At September 30, 2005, the Company leased from Ventas 39 long-term acute care hospitals and 186 nursing centers.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LEASES (Continued)

Ventas has a one-time option to reset the rent and the related rent escalators under each of its original Master Leases with the Company to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Leases.

Generally, the Master Leases provide that Ventas can initiate the rent reset procedure under each Master Lease at any time between January 20, 2006 and July 19, 2007 by delivering a notice to the Company proposing the Fair Market Rental (as described below) for the balance of the lease term (the “Reset Proposal Notice”). If the Company and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, the Company and Ventas each must select an independent appraiser. These two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental and the annual rent escalator, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending the Company a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rent reset option, in which event the rent and existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Leases. Provided that Ventas exercises its rent reset right in accordance with the Master Leases, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

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

As previously discussed, under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. However, for purposes of the rent reset right, the additional leases are disregarded and the Fair Market Rental is determined for each of the four original Master Leases.

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 3 and 10.

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $5.3 million at September 30, 2005.

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

NOTE 13 – LITIGATION

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

(Unaudited)

NOTE 13 – LITIGATION (Continued)

Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted the defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky. The parties currently are awaiting the Court of Appeals’ order setting a briefing schedule. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

NOTE 14 – SUBSEQUENT EVENTS

Commonwealth acquisition

On October 24, 2005, the Company announced that it had signed a definitive agreement (the “Agreement”) to acquire the operations of the long-term acute care hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (collectively, “Commonwealth”) for a total purchase price of $125 million in cash.

Commonwealth operates five freestanding hospitals and one hospital-in-hospital with a total of 421 hospital beds. Three of these hospitals also operate co-located subacute units and traditional skilled nursing units with a total of 168 beds. In addition, the Company will acquire the operations of nine skilled nursing facilities containing 1,316 beds and four assisted living facilities with a total of 215 beds. In the transaction, the Company also will acquire Commonwealth’s right to develop 95 additional hospital beds in Massachusetts. All of Commonwealth’s facilities are located in Massachusetts except for two freestanding assisted living facilities located in Maine.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Commonwealth acquisition (Continued)

The transaction is subject to several regulatory approvals and other conditions to closing, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The transaction is expected to close in the first quarter of 2006.

The foregoing description of the Commonwealth transaction does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which has been filed with the SEC.

The Agreement has been filed with the SEC to provide investors with information regarding its terms. Except for their status as the contractual documents that establish and govern legal relations among the parties, the Agreement is not intended to be a source of factual, business or operational information about the parties.

The representations, warranties and covenants made by the parties in the Agreement are qualified, including by the information in the schedules referenced in the Agreement that the parties delivered in connection with the execution of the Agreement. Representations and warranties may be used as a tool to allocate risks between the respective parties to the Agreement, including where the parties do not have complete knowledge of all facts, instead of establishing these matters as facts. Furthermore, they may be subject to standards of materiality applicable to the contracting parties, which may differ from those applicable to investors. These representations and warranties may or may not have been accurate as of any specific date and do not purport to be accurate as of the date of this filing. Accordingly, they should not be relied upon as statements of factual information.

The Company also announced that it has entered into a non-binding term sheet to purchase the real estate associated with four of Commonwealth’s freestanding hospitals from an affiliate of Health Care REIT, Inc. (“HCN”) for $80 million in cash. In addition, the Company will enter into a new master lease with HCN to lease the nine Commonwealth skilled nursing facilities and the two assisted living facilities for an initial annual rental of approximately $10.7 million with an annual rent escalator that should approximate 2 1/2%. The Company anticipates that the transaction with HCN would close simultaneously with the Commonwealth closing.

The transaction with HCN is subject to a number of conditions including, without limitation, entering into definitive agreements, the receipt of certain other approvals and the successful closing of the Commonwealth transaction.

Pharmacy acquisition

On November 1, 2005, the Company acquired the assets of RXPERTS, Inc. (“RXPERTS”), an operator of an institutional pharmacy in Illinois. RXPERTS currently provides services to approximately 8,600 customer beds and generates annualized revenues of approximately $45 million. The cost of the transaction approximated $35 million and was financed through the use of existing cash.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Lease Agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for long-term acute care hospitals (“LTAC PPS”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), and changes in nursing center Medicare reimbursement resulting from revised resource utilization groupings (“RUGs”) payments,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to comply with the terms of its Corporate Integrity Agreement,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal controls over financial reporting.

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

The Company through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At September 30, 2005, the Company’s hospital division operated 73 hospitals (5,603 licensed beds) in 24 states. The Company’s health services division operated 245 nursing centers (31,323 licensed beds) in 28 states. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 23 states and a pharmacy management business servicing substantially all of the Company’s hospitals. The Company also operated a contract rehabilitation services business which began operating as a separate division on January 1, 2004.

On July 1, 2004, the Company completed the Hospital Services Reorganization.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

Operating results for the third quarter and nine months ended September 30, 2005 included revenues of approximately $5 million and $63 million, respectively, related to the settlement of prior year hospital Medicare cost reports. For the third quarter and nine months ended September 30, 2004, the Company recorded revenues of approximately $2 million and $8 million, respectively, related to the settlement of prior year hospital Medicare cost reports.

Operating results for the nine months ended September 30, 2005 also included revenues of $33 million (including a $1 million favorable adjustment recorded in the third quarter of 2005) related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $29 million related to prior years. Operating results for the nine months ended September 30, 2004 included revenues of $9 million related to retroactive nursing center Medicaid rate increases in the state of North Carolina, approximately one-half of which related to a prior year.

See Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $3 million and $4 million for the third quarter of 2005 and 2004, respectively, and totaled $12 million and $16 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $259 million at September 30, 2005 and $287 million at December 31, 2004. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $272 million at September 30, 2005 and $302 million at December 31, 2004.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2005 would impact the Company’s operating income by approximately $3 million. During the third quarter of 2005 and 2004, the Company recorded a favorable pretax change in estimate aggregating approximately $4 million and $11 million, respectively, and $37 million and $11 million for the nine months ended September 30, 2005 and 2004, respectively, for professional liability reserves related primarily to its former nursing centers in Florida and Texas (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $19 million and $18 million in the third quarter of 2005 and 2004, respectively, and $60 million for the nine months ended September 30, 2005 and 2004.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $78 million at September 30, 2005 and $72 million at December 31, 2004. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million for the third quarter of both 2005 and 2004 and $37 million for both nine month periods ended September 30, 2005 and 2004.

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

There are significant uncertainties with respect to professional liability costs and future government payments to both the Company’s hospitals and nursing centers which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling approximately $182 million at September 30, 2005 and $161 million at December 31, 2004.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recent Developments

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005. Based upon current Part A Medicare payment rates, the Company expects that these rates will increase from approximately $350 per patient day to approximately $360 per patient day on October 1, 2005.

In addition, the final rules increase the indexing of RUGs categories, expand the total RUGs categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the Balanced Budget Refinement Act (the “BBRA”). These changes are expected to reduce Medicare Part A per diem rates to the Company’s nursing centers from $360 per patient day to approximately $345 per patient day beginning on January 1, 2006.

On August 1, 2005, CMS published the final rules related to the weights for diagnosis related groups (“DRGs”) and the geometric length-of-stay thresholds that take effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.2%. The Company expects these changes to reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annual basis based upon the Company’s historical Medicare patient volumes.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 11% to $389 million in the third quarter of 2005 from $350 million in the same period a year ago and 17% to $1.2 billion for the nine months ended September 30, 2005 from $1.0 billion in the same period last year. Revenue growth in both periods resulted primarily from growth in admissions, new hospital development and the previously discussed Medicare cost report settlements. On a same-store basis, revenues increased 7% in the third quarter of 2005 and 8% for the nine months ended September 30, 2005 compared to the same periods a year ago.

Admissions rose 9% in both the third quarter and nine months ended September 30, 2005 compared to the respective prior year periods, while patient days rose 3% in both the third quarter and nine months ended September 30, 2005 compared to the same periods a year ago as a result of reduced length of stay. On a same-store basis, admissions increased 6% in the third quarter of 2005 and 5% for the nine months ended September 30, 2005 compared to the respective prior year periods, while patient days were relatively unchanged in both the third quarter and nine months ended September 30, 2005 compared to the respective prior year periods.

Hospital wage and benefit costs increased 10% to $171 million for the third quarter of 2005 compared to $156 million in the same period last year and increased 4% to $514 million for the nine months ended September 30, 2005 compared to $495 million reported in the same period last year. Wage and benefit costs for the nine month period ended September 30, 2005 included $3 million related to a special recognition payment to the Company’s non-executive caregivers and employees. Average hourly wage rates grew 3% and 4% for the third quarter and nine months ended September 30, 2005, respectively, compared to the same periods a year ago. The Hospital Services Reorganization that took effect on July 1, 2004 had the effect of reducing hospital wage and benefit costs and increasing other hospital operating expenses.

Hospital operating income increased 15% to $91 million in the third quarter of 2005 from $79 million in the same period a year ago and increased 33% to $327 million for the nine months ended September 30, 2005 from $245 million in the same period a year ago.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

Excluding the items discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, hospital operating income grew 12% in the third quarter and 13% for the nine months ended September 30, 2005 compared to the same periods last year. Growth in hospital operating income in both periods was primarily attributable to growth in admissions, operating efficiencies and generally favorable reimbursement rates. Operating income in the third quarter and nine months ended September 30, 2005 was reduced by approximately $5 million and $13 million, respectively, compared to $4 million in both the third quarter and nine months ended September 30, 2004, in connection with the Hospital Services Reorganization. Aggregate operating costs per admission, including costs associated with the Hospital Services Reorganization, increased 1% and 2% in the third quarter and nine months ended September 30, 2005, respectively, compared to the same prior year periods.

Professional liability costs were $5 million in the third quarter of both 2005 and 2004 and $16 million for both nine month periods ended September 30, 2005 and 2004.

Health Services Division

Revenues increased 5% to $466 million in the third quarter of 2005 compared to $444 million in the same period a year ago and increased 6% to $1.4 billion for the nine months ended September 30, 2005 from $1.3 billion in the same period last year. Revenues increased primarily as a result of generally favorable reimbursement rates.

Excluding the previously discussed retroactive Medicaid rate increases, aggregate revenues per patient day increased 7% in the third quarter of 2005 and 6% for the nine months ended September 30, 2005 compared to the respective prior year periods. Aggregate patient days declined 1% in the third quarter of 2005 and 2% for the nine months ended September 30, 2005 compared to the respective prior year periods.

Nursing center wage and benefit costs increased 5% to $252 million in the third quarter of 2005 compared to $239 million for the same period a year ago and increased 5% to $745 million for the nine months ended September 30, 2005 compared to $707 million for the same period a year ago. Wage and benefit costs for the nine month period ended September 30, 2005 included $9 million related to a special recognition payment to the Company’s non-executive caregivers and employees. Average hourly wage rates increased 5% in the third quarter and 4% for the nine months ended September 30, 2005 compared to the same periods a year ago, while employee benefit costs increased 1% in the respective periods.

Nursing center operating income declined 13% to $50 million in the third quarter of 2005 compared to $58 million in the third quarter of 2004 and was relatively unchanged at $169 million for the nine months ended September 30, 2005 compared to the same period a year ago. Excluding the items discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements, nursing center operating income declined 15% and 2% for the third quarter and nine months ended September 30, 2005, respectively, compared to the same periods last year. Despite generally favorable reimbursement rates, adjusted nursing center operating income for the third quarter of 2005 declined primarily due to a decline in census and an increase in wage and contract labor costs in connection with the Company’s efforts to improve the quality of its services. Aggregate operating costs per patient day increased 10% in the third quarter of 2005 compared to the same period last year.

Professional liability costs were $13 million in the third quarter of both 2005 and 2004, and $43 million and $44 million for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division

Revenues increased 7% to $66 million in the third quarter of 2005 from $61 million for the same period a year ago and increased 18% to $196 million for the nine months ended September 30, 2005 from $166 million for the same period a year ago. Revenues derived from unaffiliated customers aggregated $15 million in the third quarter of both 2005 and 2004, and $46 million and $48 million for the nine months ended September 30, 2005 and 2004, respectively.

Operating income increased 2% in the third quarter of 2005 compared to the same period a year ago and increased 5% for the nine months ended September 30, 2005 compared to the same period a year ago. The Company continues to face challenges related to wage pressures, recruitment costs and retention of therapists in a highly competitive marketplace.

Pharmacy Division

Revenues increased 40% to $135 million in the third quarter of 2005 compared to $97 million for the same period a year ago and increased 44% to $375 million for the nine months ended September 30, 2005 compared to $261 million for the same period a year ago. The increase in revenues in both periods resulted primarily from acquisitions, price increases and, for the first nine months of 2005, same-store growth in the number of non-affiliated customers. At September 30, 2005, the Company provided pharmacy services to nursing centers containing 83,900 licensed beds, including 28,700 licensed beds that it operates. At September 30, 2004, the Company provided pharmacy services to nursing centers containing 65,100 licensed beds, including 28,500 licensed beds that it operates. Aggregate revenues associated with both the PPI Acquisition and the SCP Acquisition totaled $25 million and $53 million in the third quarter and nine months ended September 30, 2005, respectively.

Pharmacy operating income increased 33% to $14 million in the third quarter of 2005 from $11 million in the same period a year ago and increased 50% to $39 million for the nine months ended September 30, 2005 from $26 million for the same period a year ago. Aggregate operating income associated with both the PPI Acquisition and the SCP Acquisition totaled $2 million in the third quarter of 2005 and $5 million for the nine months ended September 30, 2005. The cost of goods sold as a percentage of institutional pharmacy revenues was 65.9% and 65.3% in the third quarter and nine months ended September 30, 2005, respectively, compared to 65.3% and 65.2% in the respective prior year periods. Operating income for the nine months ended September 30, 2005 was favorably impacted by the Hospital Services Reorganization.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $33 million and $100 million in the third quarter and nine months ended September 30, 2005, respectively, compared to $33 million and $90 million in the respective prior year periods. Corporate overhead for the nine months ended September 30, 2005 included a $5 million charge related to a charitable donation, while corporate overhead for the third quarter of 2004 included a $3 million charge related to a terminated pension plan. As a percentage of consolidated revenues, corporate overhead totaled 3.4% in both the third quarter and nine months ended September 30, 2005 compared to 3.8% and 3.5% in the respective prior year periods.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $3 million and $8 million in the third quarter and nine months ended September 30, 2005, respectively, and $2 million and $5 million in the same periods a year ago.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs

Rent expense increased to $69 million in the third quarter of 2005 compared to $66 million for the same period a year ago and increased to $206 million for the nine months ended September 30, 2005 compared to $194 million for the same period a year ago. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements, and growth in the number of leased hospitals operated by the Company as a result of the Company’s ongoing development activities.

Depreciation and amortization expense increased to $27 million in the third quarter of 2005 compared to $23 million for the same period a year ago and increased to $76 million for the nine months ended September 30, 2005 compared to $66 million for the same period a year ago. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program.

Interest expense aggregated $2 million in the third quarter of 2005 compared to $3 million for the same period a year ago and $6 million for the nine months ended September 30, 2005 compared to $11 million for the same period a year ago. The decline in both periods was primarily a result of the repayment of long-term debt in 2004.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $3 million in the third quarter of 2005 compared to $2 million for the same period a year ago and $8 million for the nine months ended September 30, 2005 compared to $5 million for the same period last year.

Consolidated Results

Income from continuing operations before income taxes totaled $32 million for the third quarter of 2005 compared to $31 million for the same period a year ago and $173 million for the nine months ended September 30, 2005 compared to $103 million for the same period a year ago. Net income from continuing operations in the third quarter of 2005 was unchanged at $19 million compared to the same period a year ago and $103 million for the nine months ended September 30, 2005 compared to $61 million for the same period a year ago.

The aggregate effect of the items discussed in Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements increased net income from continuing operations by $3 million in the third quarter of 2005 and reduced net income from continuing operations by $1 million for the third quarter of 2004. For the first nine months of 2005 and 2004, these items increased net income from continuing operations by $36 million and $4 million, respectively.

Discontinued Operations

Net income from discontinued operations aggregated $0.3 million in the third quarter of 2005 compared to $4 million for the same period a year ago. Net income from discontinued operations aggregated $17 million for the nine months ended September 30, 2005 compared to a net loss of $1 million for the same period in 2004. Net income from discontinued operations included a favorable pretax adjustment of $4 million and $11 million for the third quarter of 2005 and 2004, respectively, and $37 million and $11 million for the nine months ended September 30, 2005 and 2004, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas. See Notes 3 and 10 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Discontinued Operations (Continued)

Net losses associated with the divestiture of discontinued operations totaled $4 million in the third quarter of 2005 compared to $8 million in the third quarter of 2004 and $0.5 million for the nine months ended September 30, 2005 compared to $9 million for the same period a year ago.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $107 million for the nine months ended September 30, 2005 compared to $174 million for the same period a year ago. Operating cash flows were negatively impacted in the first nine months of 2005 by growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $38 million at September 30, 2005 compared to $69 million at December 31, 2004. Based upon existing cash levels, expected operating cash flows and capital spending, and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy expected short-term liquidity needs. The Company is currently reviewing various debt financing alternatives with respect to the recently announced Commonwealth transaction and related real estate purchases. There were no outstanding borrowings under the revolving credit facility at September 30, 2005.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of approximately $30 million from its limited purpose insurance subsidiary during the second quarter of 2005. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

The Company expects to receive the remaining cash proceeds from a $55 million favorable hospital prior year Medicare cost report settlement recorded in the second quarter of 2005 on or before April 30, 2006. Through September 30, 2005, the Company had received approximately $3 million in cash proceeds related to this settlement.

In August 2005, the Company announced the completion of certain amendments to its revolving credit facility. The amendments (a) increase the amount permitted for acquisitions and certain investments by the Company from $150 million to $400 million, (b) provide the Company with the additional flexibility to repurchase up to $150 million of its common stock and warrants, and (c) increase the Company’s permitted capital expenditures in each fiscal year. The amendments also expand the borrowing base of the revolving credit facility to include certain additional real estate holdings. In addition, the amendments clarify certain regulatory issues and expand certain representations and covenants of the Company, none of which are expected to impact the Company’s financial flexibility. The Company was in compliance with the terms of its revolving credit facility at September 30, 2005.

The Company also announced in August 2005 that its Board of Directors has authorized up to $100 million in common stock and warrant repurchases. The Company intends to finance any repurchases from operating cash flows or borrowings under its revolving credit facility. No equity repurchases were made in the third quarter of 2005.

Capital Resources

Excluding acquisitions, capital expenditures totaled $80 million for the nine months ended September 30, 2005 compared to $58 million for the nine months ended September 30, 2004. Capital expenditures (excluding

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

acquisitions) could approximate $120 million to $130 million in 2005. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of operating cash flows. At September 30, 2005, the estimated cost to complete and equip construction in progress approximated $48 million.

During the first nine months of 2005, the Company expended $74 million for acquisitions. The Company financed these acquisitions primarily through the use of operating cash flows.

The terms of the revolving credit facility include certain covenants which limit the Company’s acquisitions and annual capital expenditures.

Other Information

Effects of Inflation and Changing Prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in the Company’s long-term acute care hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Medicare payments to the Company’s nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005. Based upon current Part A Medicare payment rates, the Company expects that these rates will increase from approximately $350 per patient day to approximately $360 per patient day on October 1, 2005.

In addition, the final rules increase the indexing of RUGs categories, expand the total RUGs categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA. These changes are expected to reduce Medicare Part A per diem rates to the Company’s nursing centers from $360 per patient day to approximately $345 per patient day beginning on January 1, 2006.

Most of the Company’s hospitals have been operating under LTAC PPS since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to the Company’s hospitals are based upon a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control its operating costs. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of LTAC PPS on its hospital operating results and the Company can provide no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can provide no assurances that LTAC PPS will not have a material adverse effect on revenues from private and commercial third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from private and commercial third party payors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

On August 1, 2005, CMS published the final rules related to the weights for DRGs and the geometric length-of-stay thresholds that take effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to long-term acute care hospitals of approximately 4.2%. The Company expects these changes to reduce Medicare revenues to the Company’s hospitals between $35 million to $40 million on an annual basis based upon the Company’s historical Medicare patient volumes.

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

Litigation

The Company is a party to certain material litigation. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$852,922	$880,405	$879,105	$898,013	$934,994	$1,041,173	$973,265

Salaries, wages and benefits	480,918	483,313	493,365	491,512	511,451	538,703	534,159
Supplies	115,128	119,060	121,016	122,488	127,905	145,643	146,431
Rent	63,264	64,764	66,065	66,365	67,620	69,221	69,404
Other operating expenses	140,940	145,749	143,972	150,129	150,415	177,387	164,829
Depreciation and amortization	21,458	22,131	22,846	23,352	23,983	25,454	26,717
Interest expense	3,654	4,713	2,535	1,912	2,000	2,439	1,931
Investment income	(1,214)	(1,823)	(1,603)	(1,791)	(2,348)	(3,031)	(2,472)

	824,148	837,907	848,196	853,967	881,026	955,816	940,999

Income from continuing operations before reorganization items and income taxes	28,774	42,498	30,909	44,046	53,968	85,357	32,266
Reorganization items	–	(304)	–	–	(1,371)	–	–

Income from continuing operations before income taxes	28,774	42,802	30,909	44,046	55,339	85,357	32,266
Provision for income taxes	12,090	17,616	12,226	17,972	22,334	34,315	13,055

Income from continuing operations	16,684	25,186	18,683	26,074	33,005	51,042	19,211
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,844)	(2,354)	4,442	531	3,885	12,378	290
Gain (loss) on divestiture of operations	–	(1,063)	(7,557)	(7,202)	–	2,647	(3,147)

Net income	$13,840	$21,769	$15,568	$19,403	$36,890	$66,067	$16,354

Earnings per common share:
Basic:
Income from continuing operations	$0.47	$0.71	$0.52	$0.72	$0.91	$1.36	$0.50
Discontinued operations:
Income (loss) from operations	(0.08)	(0.07)	0.12	0.01	0.11	0.33	0.01
Gain (loss) on divestiture of operations	–	(0.03)	(0.21)	(0.20)	–	0.07	(0.08)

Net income	$0.39	$0.61	$0.43	$0.53	$1.02	$1.76	$0.43

Diluted:
Income from continuing operations	$0.39	$0.60	$0.44	$0.61	$0.74	$1.10	$0.42
Discontinued operations:
Income (loss) from operations	(0.07)	(0.05)	0.11	0.02	0.09	0.27	0.01
Gain (loss) on divestiture of operations	–	(0.03)	(0.18)	(0.17)	–	0.06	(0.07)

Net income	$0.32	$0.52	$0.37	$0.46	$0.83	$1.43	$0.36

Shares used in computing earnings per common share:
Basic	35,414	35,536	35,939	36,200	36,312	37,495	38,013
Diluted	42,721	41,913	42,293	42,639	44,410	46,367	46,033

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$343,349	$350,097	$350,852	$354,360	$393,040	$434,562	$389,776
Health services division	430,207	446,707	443,864	457,051	448,327	490,588	466,618
Rehabilitation division	52,699	52,588	61,157	61,982	64,947	65,365	65,553
Pharmacy division	79,746	84,346	96,591	99,352	107,957	131,849	135,165

	906,001	933,738	952,464	972,745	1,014,271	1,122,364	1,057,112
Eliminations:
Rehabilitation	(35,416)	(35,990)	(46,089)	(46,149)	(48,998)	(49,643)	(51,452)
Pharmacy	(17,663)	(17,343)	(27,270)	(28,583)	(30,279)	(31,548)	(32,395)

	(53,079)	(53,333)	(73,359)	(74,732)	(79,277)	(81,191)	(83,847)

	$852,922	$880,405	$879,105	$898,013	$934,994	$1,041,173	$973,265

Income from continuing operations:
Operating income (loss):
Hospital division	$79,687	$86,120	$79,210	$83,933	$101,801	$134,263	$90,728
Health services division	48,732	62,749	57,740	66,982	53,725	65,559	50,073
Rehabilitation division	8,519	7,265	7,737	7,910	9,711	6,989	7,913
Pharmacy division	7,609	7,729	10,853	10,871	11,454	13,298	14,455
Corporate:
Overhead	(26,834)	(30,356)	(33,028)	(33,531)	(29,115)	(38,052)	(32,631)
Insurance subsidiary	(1,777)	(1,224)	(1,760)	(2,281)	(2,353)	(2,617)	(2,692)

	(28,611)	(31,580)	(34,788)	(35,812)	(31,468)	(40,669)	(35,323)

	115,936	132,283	120,752	133,884	145,223	179,440	127,846
Reorganization items	–	304	–	–	1,371	–	–

Operating income	115,936	132,587	120,752	133,884	146,594	179,440	127,846
Rent	(63,264)	(64,764)	(66,065)	(66,365)	(67,620)	(69,221)	(69,404)
Depreciation and amortization	(21,458)	(22,131)	(22,846)	(23,352)	(23,983)	(25,454)	(26,717)
Interest, net	(2,440)	(2,890)	(932)	(121)	348	592	541

Income from continuing operations before income taxes	28,774	42,802	30,909	44,046	55,339	85,357	32,266
Provision for income taxes	12,090	17,616	12,226	17,972	22,334	34,315	13,055

	$16,684	$25,186	$18,683	$26,074	$33,005	$51,042	$19,211

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$22,488	$23,168	$23,898	$24,077	$24,717	$25,244	$25,366
Health services division	39,444	40,041	40,547	40,680	41,110	41,867	41,916
Rehabilitation division	611	708	747	773	800	817	817
Pharmacy division	662	790	812	780	926	1,169	1,226
Corporate	59	57	61	55	67	124	79

	$63,264	$64,764	$66,065	$66,365	$67,620	$69,221	$69,404

Depreciation and amortization:
Hospital division	$8,257	$8,496	$8,923	$9,401	$9,554	$9,836	$10,579
Health services division	6,512	6,686	6,787	7,166	7,691	8,155	8,522
Rehabilitation division	33	37	38	51	54	56	57
Pharmacy division	530	583	603	718	926	1,521	1,525
Corporate	6,126	6,329	6,495	6,016	5,758	5,886	6,034

	$21,458	$22,131	$22,846	$23,352	$23,983	$25,454	$26,717

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$5,406	$5,177	$8,867	$10,697	$8,235	$11,289	$11,634
Health services division	8,450	6,487	7,074	14,692	6,957	10,986	14,488
Rehabilitation division	47	56	19	246	2	96	17
Pharmacy division	773	1,075	1,004	1,977	1,075	1,506	1,562
Corporate:
Information systems	2,651	4,033	4,251	4,892	1,462	4,171	5,580
Other	554	829	1,175	1,956	232	550	271

	$17,881	$17,657	$22,390	$34,460	$17,963	$28,598	$33,552

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	66	68	72	72	73	73	73
Number of licensed beds	5,245	5,396	5,569	5,569	5,603	5,603	5,603

Revenue mix % (a):
Medicare	67	64	63	63	65	71	65
Medicaid	7	8	8	7	6	6	7
Private and other	26	28	29	30	29	23	28

Admissions:
Medicare	6,780	6,674	6,550	6,719	7,397	7,080	7,106
Medicaid	682	789	763	741	727	823	845
Private and other	1,243	1,401	1,369	1,495	1,564	1,528	1,495

	8,705	8,864	8,682	8,955	9,688	9,431	9,446

Admissions mix %:
Medicare	78	75	75	75	76	75	75
Medicaid	8	9	9	8	8	9	9
Private and other	14	16	16	17	16	16	16

Patient days:
Medicare	206,256	200,628	190,466	190,772	207,670	209,670	197,725
Medicaid	27,670	29,228	30,435	30,200	26,660	28,361	30,489
Private and other	51,856	52,640	53,571	56,160	61,052	55,622	53,535

	285,782	282,496	274,472	277,132	295,382	293,653	281,749

Average length of stay:
Medicare	30.4	30.1	29.1	28.4	28.1	29.6	27.8
Medicaid	40.6	37.0	39.9	40.8	36.7	34.5	36.1
Private and other	41.7	37.6	39.1	37.6	39.0	36.4	35.8
Weighted average	32.8	31.9	31.6	30.9	30.5	31.1	29.8

Revenues per admission (a):
Medicare	$33,722	$33,902	$33,963	$33,466	$34,750	$43,798	$35,871
Medicaid	34,701	34,102	35,889	33,155	30,295	30,887	32,385
Private and other	73,248	69,184	73,784	70,188	72,872	64,824	71,913
Weighted average	39,443	39,497	40,411	39,571	40,570	46,078	41,264

Revenues per patient day (a):
Medicare	$1,109	$1,128	$1,168	$1,179	$1,238	$1,479	$1,289
Medicaid	855	921	900	814	826	896	898
Private and other	1,756	1,841	1,886	1,868	1,867	1,781	2,008
Weighted average	1,202	1,239	1,278	1,279	1,331	1,480	1,383

Medicare case mix index
(discharged patients only)	1.26	1.25	1.21	1.19	1.22	1.25	1.20

Average daily census	3,140	3,104	2,983	3,012	3,282	3,227	3,062
Occupancy %	63.1	60.7	57.0	56.3	61.2	59.9	56.9

(a)	Includes income of $2.9 million in the first quarter of 2005, $54.6 million in the second quarter of 2005, $5.9 million in the third quarter of 2005, $2.2 million in the first quarter of 2004, $3.9 million in the second quarter of 2004 and $1.6 million in the third quarter of 2004 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2004 Quarters					2005 Quarters
	First	Second		Third	Fourth	First	Second		Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	239	239		239	239	239	240		240
Managed	7	7		7	7	7	5		5

	246	246		246	246	246	245		245

Number of licensed beds:
Owned or leased	30,678	30,674		30,655	30,655	30,655	30,760		30,718
Managed	803	803		803	803	803	605		605

	31,481	31,477		31,458	31,458	31,458	31,365		31,323

Revenue mix %:
Medicare	36	33		32	32	34	32		32
Medicaid	46	49	(a)	50	50	48	51	(b)	50
Private and other	18	18		18	18	18	17		18
Patient days (excludes managed facilities):
Medicare	418,158	394,623		372,407	375,656	398,022	401,018		382,949
Medicaid	1,614,389	1,629,300		1,673,423	1,656,819	1,589,879	1,592,735		1,626,122
Private and other	390,379	393,447		399,505	404,504	388,457	387,235		399,709

	2,422,926	2,417,370		2,445,335	2,436,979	2,376,358	2,380,988		2,408,780

Patient day mix %:
Medicare	17	16		15	15	17	17		16
Medicaid	67	68		69	68	67	67		67
Private and other	16	16		16	17	16	16		17
Revenues per patient day:
Medicare Part A	$331	$331		$335	$346	$347	$347		$350
Total Medicare (including Part B)	373	375		385	394	389	390		395
Medicaid	122	135	(a)	132	138	134	159	(b)	143
Private and other	199	200		197	199	206	210		205
Weighted average	178	185		182	188	189	206		194
Average daily census	26,626	26,565		26,580	26,489	26,404	26,165		26,182
Occupancy %	86.5	86.3		86.2	86.1	85.8	85.0		85.1
Rehabilitation data:
Revenue mix %:
Company-operated	70	71		76	75	76	77		78
Non-affiliated	30	29		24	25	24	23		22
Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	28,188	28,164		28,476	28,634	29,105	28,649		28,649
Non-affiliated	35,102	36,385		36,671	37,561	46,745	56,112		55,201

	63,290	64,549		65,147	66,195	75,850	84,761		83,850

(a)	Includes income of $8.7 million for periods prior to April 1, 2004 related to retroactive Medicaid rate increases in the state of North Carolina. Related provider tax expense of $2.8 million under this program was recorded in other operating expenses.
(b)	Includes income of $32.2 million for periods prior to April 1, 2005 related to retroactive Medicaid rate increases in the state of Indiana. Related provider tax expense of $16.3 million under this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/05
	2005	2006	2007	2008	2009	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$1,384	$6,154	$7,209	$5,510	$4,889	$7,754	$32,900	$32,900
Interest	872	3,082	2,350	1,612	1,096	1,262	10,274	–

	2,256	9,236	9,559	7,122	5,985	9,016	43,174	32,900
Other	17	67	71	76	81	733	1,045	987

	$2,273	$9,303	$9,630	$7,198	$6,066	$9,749	$44,219	$33,887

Average interest rate	10.9%	10.9%	11.0%	10.9%	10.9%	10.6%
Variable rate (a)	$–	$–	$–	$–	$–	$–	$–	$–

(a)	The Company had no outstanding variable rate long-term debt at September 30, 2005. Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

Summary descriptions of various significant litigation follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The complaint alleges that certain of the Company’s and Ventas’s former executive officers during a specified time frame violated Sections 10(b) and 20(a) of the Exchange Act, by, among other things, issuing to the investing public a series of false and misleading statements concerning Ventas’s then current operations and the inherent value of its common stock. The complaint further alleges that as a result of these purported false and misleading statements concerning Ventas’s revenues and successful acquisitions, the price of its common stock was artificially inflated. In particular, the complaint alleges that the defendants issued false and misleading financial statements during the first, second and third calendar quarters of 1997 which misrepresented and understated the impact that changes in Medicare reimbursement policies would have on Ventas’s core services and profitability. The complaint further alleges that the defendants issued a series of materially false statements concerning the purportedly successful integration of Ventas’s acquisitions and prospective earnings per share for 1997 and 1998, which the defendants knew lacked any reasonable basis and were not being achieved. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted the defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky. The parties currently are awaiting the Court of Appeals’ order setting a briefing schedule. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

PART II.    OTHER INFORMATION (Continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

	(a)	(b)		(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31)	_	$	_	_	$100,000,000 (1)

Month #2 (August 1-August 31)	_		_	_	$100,000,000 (1)

Month #3 (September 1-September 30)	_		_	_	$100,000,000 (1)

Total	_	$	_	_	$100,000,000 (1)

The terms of the Company’s revolving credit facility include certain covenants and restrictions which limit the Company’s ability to pay dividends on shares of the Company’s common stock.

(1)	On August 2, 2005, the Company announced that its Board of Directors had authorized up to $100 million in common stock and warrant repurchases. As of September 30, 2005, up to $100 million of the Company’s common stock, $0.25 par value, and the Company’s Series A Warrants and Series B Warrants may yet be purchased under the repurchase program. The Company’s Board of Directors did not establish an expiration date for the repurchase program.

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities (individually and collectively, “Buyer”), those entities listed on Schedule P thereto as selling entities (“Sellers”) and Jeffrey A. Goldshine, Douglas B. Noble, and MaryCatherine Rumsey (“Signatory Owners”), and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc. (“Buyer Guarantor”). Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. file No. 001-14057) is hereby incorporated by reference.

10.1	Amendment No. 1 and Consent dated as of August 2, 2005, under the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 2, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Employment Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Change-in-Control Severance Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a) and 15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 4, 2005	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 4, 2005	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer