Form 10-K
period 2005-12-31
KINDRED HEALTHCARE, INC
filed 2006-03-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2005, was approximately $1,195,564,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2006, there were 37,331,738 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2005, our hospital division operated 74 long-term acute care (“LTAC”) hospitals (5,694 licensed beds) in 24 states. Our health services division operated 242 nursing centers (30,869 licensed beds) in 28 states. We also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. Our pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of our hospitals. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Commonwealth Transaction.    On February 28, 2006, we acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (collectively, “Commonwealth”) for a total purchase price of $125 million in cash (the “Commonwealth Transaction”).

Commonwealth’s operations included five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 hospital beds. Three of these hospitals also operate co-located subacute units and traditional skilled nursing units with a total of 168 beds. In addition, we acquired the operations of nine skilled nursing facilities containing 1,316 beds and four assisted living facilities with a total of 215 beds. Two of these assisted living facilities share campuses with a Commonwealth skilled nursing facility. In the transaction, we also acquired Commonwealth’s right to develop 95 additional LTAC beds in Massachusetts. All of the Commonwealth facilities are located in Massachusetts except for two freestanding assisted living facilities located in Maine.

In connection with the Commonwealth Transaction, we entered into a new master lease with an affiliate of Health Care REIT, Inc. (“HCN”) to lease four of the Commonwealth freestanding LTAC hospitals for an initial aggregate annual rental of approximately $6.3 million with a contingent annual rent escalator that should approximate 2.5%. We also acquired a two-year option to purchase the real estate related to the four freestanding LTAC hospitals from HCN for approximately $72.4 million. We made an initial payment of approximately $7.7 million to HCN at closing in connection with the hospital master lease. Substantially all of the $7.7 million payment will be amortized over the life of the hospital master lease. In addition, we entered into a new master lease with HCN to lease the nine Commonwealth skilled nursing facilities and the two co-located assisted living facilities for an initial aggregate annual rental of $10.7 million with a contingent annual rent escalator that should approximate 2.5%. Both master leases have a 15-year term with one 15-year renewal.

Plan of Reorganization.    On March 1, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) approved our Fourth Amended Joint Plan of Reorganization (the “Plan of Reorganization”). On April 20, 2001 (the “Effective Date”), we emerged from proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) pursuant to the terms of our Plan of Reorganization. In connection with our emergence, we changed our name to Kindred Healthcare, Inc. See “– Our 2001 Reorganization.”

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

Risk Factors.    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Item 1A – Risk Factors.”

Discontinued Operations

In recent years, we completed certain strategic divestitures to improve our future operating results. During 2005, we disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center.

During 2004, we purchased for resale two hospitals formerly leased from Ventas and three leased nursing centers from another landlord. In addition, we allowed leases on three other nursing centers to expire.

During 2003, we divested all of our Florida and Texas nursing center operations (the “Florida and Texas Divestiture”), acquired for resale eight additional nursing centers and two hospitals (collectively, the “Ventas II Facilities”) formerly leased from Ventas and completed certain other dispositions and contract terminations.

For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. At December 31, 2005, we held for sale two hospitals and one nursing center. We expect to dispose of these facilities in 2006. See notes 2 and 3 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

During 2005, we were organized into four operating divisions: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. The pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers and operates a pharmacy management business servicing substantially all of our hospitals. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiency objectives.

HOSPITAL DIVISION

Our hospital division provides LTAC services to medically complex patients through the operation of a national network of 74 hospitals with 5,694 licensed beds located in 24 states as of December 31, 2005. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2005 revenues of approximately $1.6 billion (before eliminations). As a result of our commitment to the LTAC business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s LTAC hospitals also provide outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery, laboratory, and X-ray.

In our hospitals, we treat critically ill, medically complex patients who suffer from multiple organ system failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, metabolic brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. In particular, we have a core competency in treating patients with pulmonary disorders, wound care issues and infectious disease. Medically complex patients often are dependent on technology, such as mechanical ventilators, total parenteral nutrition, respiratory or cardiac monitors and dialysis machines for continued life support. Many of our patients may require ventilator care during their length of stay. During 2005, the average length of stay for patients in our hospitals was approximately 30 days. Approximately 75% of our hospital patients are over 65 years of age.

Our hospital division patients generally have conditions which require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. Due to their severe medical conditions, these patients are not clinically appropriate for admission to a nursing center and their medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex patients, we believe that our LTAC hospitals provide our patients with high quality, cost-effective care.

Our LTAC hospitals employ a comprehensive program of care for their patients which draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, most of our patients receive individualized treatment plans in rehabilitation, skin integrity management and clinical pharmacology. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Effective July 1, 2004, we reorganized substantially all of our hospital pharmacy and rehabilitation departments by transferring the related personnel and operations to our pharmacy division and rehabilitation division, respectively (the “Hospital Services Reorganization”). The historical operating results of our hospital, pharmacy and rehabilitation services segments were not restated to conform with this business realignment.

Recent Developments

On January 19, 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “Proposed Medicare Payment Rule”). Based upon our historical Medicare patient volumes, we expect that the Proposed Medicare Payment Rule would reduce Medicare revenues to our hospitals associated with short stay outliers and high cost outliers between $115 million and $120 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Proposed Medicare Payment Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million in annual revenues. The Proposed Medicare Payment Rule would be effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The Proposed Medicare Payment Rule is subject to a 60-day public comment period, and as such, is subject to change.

We are working in consultation with our trade associations and other advocacy groups during the 60-day public comment period to demonstrate the significant negative impact that the Proposed Medicare Payment Rule would have on our shared goal with CMS of ensuring that Medicare beneficiaries who need LTAC hospital services receive high quality care in the most appropriate setting. We also are continuing to evaluate the impact that the Proposed Medicare Payment Rule could have on our hospital operations and our hospital development activities. Depending on the final rule from CMS, we will evaluate our operational alternatives to mitigate the potential impact of these reimbursement reductions. If the Proposed Medicare Payment Rule becomes effective in its proposed form, it will have a material adverse effect on our financial position, results of operations and liquidity.

Hospital Division Strategy

Our goal is to be the leading operator of LTAC hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We continue to take steps to improve our quality indicators and maintain the quality of care at our hospitals, including:

•	attracting and retaining high quality professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel and to promote leadership and development training. We continue to devote additional resources to improve our recruitment and retention.

•	maintaining an integrated quality assurance and improvement program, administered by our chief medical officer, senior vice president of clinical operations, vice president of quality and risk management and director of quality management, which encompasses utilization review, quality improvement, infection control and risk management.

•	maintaining a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys.

•	maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission on Accreditation of Health Care Organizations (the “Joint Commission”).

•	engaging quality councils at the divisional, regional and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

•	incorporating the clinical advice of our chief medical officer, medical advisory board and other physicians into our operational procedures.

•	implementing an integrated risk management plan to improve quality and expand existing patient safety initiatives.

•	monitoring licensure and certification compliance through a vice president for quality and risk management.

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based upon the clinical needs of each hospital’s patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in census, and reducing the use of contract labor,

•	increasing the standardization of operating processes and procedures,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	managing pharmacy costs through the use of a medication control program and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital and oversight by our pharmacy division,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, and information systems, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•	Freestanding Hospitals – At December 31, 2005, we operated 58 freestanding hospitals (5,068 licensed beds) and we intend to add further freestanding hospitals in certain strategic markets. We currently have five freestanding hospitals under development.

•	Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals within the host hospital. Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These hospitals-in-hospitals (“HIHs”) also receive patients from general short-term acute care hospitals other than the host hospital. During the past three years, we added nine HIHs with 307 licensed beds.

•	Same-Store Growth – We seek to expand capacity in existing hospitals based upon community demand and expanding market share. During the past three years, we expanded existing capacity at five hospitals by 117 licensed beds.

•	Growing Through Disciplined Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. During the past three years, we added four freestanding hospitals with 301 licensed beds.

•	Commonwealth Transaction – In the Commonwealth Transaction, we added six hospitals in Massachusetts with a total of 421 licensed beds. We also acquired the right to develop 95 additional licensed beds in Massachusetts.

Expanding Program Development.    We are a leading provider of long-term acute care to patients with pulmonary dysfunctions. In addition, we have developed and expanded other service areas such as wound care, post surgical care, acute rehabilitation and pain management where we believe opportunities exist to position our hospitals as centers of excellence in given markets. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services. We also intend to develop subacute programs and surgery programs in selected markets.

Increasing Patient Volume, Particularly Certain Higher Margin Commercial Patients.    We are expanding our sales and marketing efforts to grow same-store admissions and take advantage of available capacity. In addition, we are developing an integrated sales and marketing strategy with our health services division to expand our admissions. We generally receive higher reimbursement rates from commercial insurers than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process.

Improving Relationships with Referring Providers.    Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers. In order to maintain these relationships, we employ clinical liaisons who are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. The clinical liaisons also are responsible for educating healthcare professionals from referral sources about the unique nature of the services provided by our LTAC hospitals.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2005	2004	2003
Revenues	$1,608,120	$1,398,658	$1,314,967
Operating income	$419,546	$328,950	$304,468
Hospitals in operation at end of period	74	72	64
Licensed beds at end of period	5,694	5,569	5,141
Admissions	38,182	35,206	32,033
Patient days	1,158,141	1,119,882	1,156,395
Revenues per admission	$42,117	$39,728	$41,050
Revenues per patient day	$1,388	$1,249	$1,137
Average daily census	3,173	3,060	3,168
Average length of stay	30.3	31.8	36.1
Occupancy %	59.1	59.2	65.8
Assets at end of period	$560,767	$515,353	$526,029

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Occupancy %” is computed by dividing average daily census by the number of licensed beds, adjusted for the length of time each facility was in operation during each respective period.

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

	Medicare			Medicaid			Private and other
Period	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
Year ended December 31, 2005	76%	70%	67%	8%	10%	6%	16%	20%	27%
Year ended December 31, 2004	76	70	65	8	11	7	16	19	28
Year ended December 31, 2003	78	70	62	8	11	8	14	19	30

For the year ended December 31, 2005, revenues of the hospital division totaled approximately $1.6 billion or 38% of our total revenues (before eliminations). For more information regarding the reimbursement for our services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2005:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	159	–	2	1	3
California	885	5	5	1	11
Colorado	68	–	1	–	1
Florida (1)	595	–	6	2	8
Georgia (1)	72	1	–	–	1
Illinois (1)	545	–	4	1	5
Indiana	105	–	1	1	2
Kentucky (1)	404	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	109	–	2	–	2
Michigan (1)	220	–	1	–	1
Missouri (1)	265	–	2	1	3
Nevada	184	1	1	1	3
New Jersey (1)	73	–	–	2	2
New Mexico	92	–	1	1	2
North Carolina (1)	124	–	1	–	1
Ohio	142	–	–	2	2
Oklahoma	93	–	1	1	2
Pennsylvania	229	–	2	3	5
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	852	2	6	4	12
Washington (1)	80	1	–	–	1
Wisconsin	62	1	–	–	1

Totals	5,694	11	39	24	74

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcomes program which includes a review of its patient population measured against utilization and quality standards, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, our hospitals have integrated quality assessment and improvement programs administered by a director of quality management which encompasses quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

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

A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into an east group and a west group, each headed by an executive vice president of the division that reports to the division president. Within each group there are two geographic regions with each region headed by a senior vice president, each of whom reports to an executive vice president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

Hospital Division Competition

In each geographic market that we serve, there are general short-term acute care hospitals, some of which provide similar services to those provided by our hospital division. In addition, several of the markets in which the hospital division operates have other LTAC hospitals which provide services comparable to those offered by our hospitals. Certain competing hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the LTAC business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the LTAC market with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective care through the operation of a national network of 242 nursing centers (30,869 licensed beds) located in 28 states. We operate the third largest network of nursing centers in the United States based upon our fiscal 2005 revenues of approximately $1.9 billion (before eliminations). Through our nursing centers, we provide patients and residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

At a number of our nursing centers, we offer specialized programs for residents suffering from Alzheimer’s disease and other dementias through our Reflections and Passages units. We have developed specific certification criteria for these units. These are discrete units operated by teams of professionals that are dedicated to addressing the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia based upon the specialization and size of our program.

Consistent with industry trends, patients and residents admitted to our nursing centers are increasingly more acutely ill and require a more extensive level of care. This is particularly true with our Medicare population. To appropriately care for a more frail and unstable population, we are taking steps in certain nursing centers to improve physician oversight through the use of nurse practitioners.

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

Effective January 1, 2004, we reorganized our rehabilitation services business into a separate operating division by transferring our internal rehabilitation personnel from our nursing centers and consolidating them with our external rehabilitation business (the “Rehabilitation Services Reorganization”). The historical operating results of our nursing center and rehabilitation services segments were not restated to conform with this business realignment.

Health Services Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our census and enhance our payor mix. In addition, we have implemented several initiatives to improve our quality and address the needs of a more acute patient population. The principal elements of our health services division strategy are:

Providing Quality, Clinical-Based Services.    The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services and enhance our ability to care for complex and higher acuity residents, we pursue initiatives to:

•	implement additional human resource programs to improve recruitment, retention, management development, succession planning and employee satisfaction,

•	expand the involvement of our medical directors and increase the use of nurse practitioners,

•	expand our therapy services, wound care, complex medical care and palliative care programs to improve our ability to care for a more acute patient population,

•	improve our processes to monitor and promote our resident care objectives and align financial incentives with quality care,

•	increase our Reflections and Passages units to care for residents with Alzheimer’s disease and other dementias,

•	increase the number of our transitional care and subacute units to treat patients with rehabilitation and complex medical needs,

•	maximize clinical outcomes by implementing the collaborative advice and recommendations of the chief medical officer, senior nursing staff and rehabilitation therapists, and

•	implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center administrators, admissions coordinators and/or the facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional and district marketing staffs. To better promote our services we are:

•	dedicating additional personnel and resources to improve sales and marketing initiatives,

•	expanding the use of central intake lines in key market areas to promote census growth,

•	expanding the number of nurse liaisons and admission coordinators and implementing community outreach programs,

•	enhancing our internet access sites for each facility to increase the awareness and availability of our services,

•	focusing our sales and marketing efforts on new service lines and specialty program development,

•	developing joint sales and marketing initiatives with our hospital division, and

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we have:

•	centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhanced our quality assurance, risk management and liability claims defense initiatives to address professional liability costs,

•	developed a management information system to aid in financial and clinical reporting as well as billing and collections, and

•	focused additional resources to enhance our recruiting and retention of quality personnel.

Repositioning Nursing Center Assets.    The health services division continually seeks ways to divest unprofitable facilities and improve its existing portfolio. To reposition our nursing center portfolio, we have

•	divested 43 nursing centers with approximately 6,200 beds in the last three years,

•	acquired nine nursing centers concentrated in Massachusetts as part of the Commonwealth Transaction,

•	expanded our service line capacity and programs to address the needs of higher acuity patients, and

•	made significant capital investments to improve our facilities.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2005	2004	2003
Revenues	$1,859,498	$1,755,095	$1,615,553
Operating income	$224,090	$234,785	$217,750
Nursing centers in operation at end of period:
Owned or leased	237	236	236
Managed	5	7	7
Licensed beds at end of period:
Owned or leased	30,264	30,161	30,184
Managed	605	803	803
Patient days (a)	9,457,066	9,578,634	9,632,240
Revenues per patient day (a)	$197	$183	$168
Average daily census (a)	25,910	26,171	26,390
Occupancy % (a)	85.6	86.4	86.9
Assets at end of period	$385,864	$366,164	$379,435

(a)	Excludes managed facilities.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private payment residents. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these three categories significantly affect the profitability of our nursing center operations. Although Medicare and higher acuity patients and residents generally produce the most revenue per patient day, profitability with respect to higher acuity patients and residents is reduced by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients and residents usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2005	16%	33%	67%	49%	17%	18%
Year ended December 31, 2004	16	33	68	49	16	18
Year ended December 31, 2003	16	33	68	48	16	19

For the year ended December 31, 2005, revenues of the health services division totaled approximately $1.9 billion or 44% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2005:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	588	–	3	1	–	4
Arizona	823	–	5	1	–	6
California	2,097	4	11	3	–	18
Colorado	695	–	4	1	–	5
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	685	–	5	–	–	5
Idaho	862	1	8	–	–	9
Indiana	4,292	–	15	12	–	27
Kentucky (1)	1,705	1	11	2	–	14
Maine (1)	779	–	10	–	–	10
Massachusetts (1)	3,499	–	27	2	3	32
Missouri (1)	220	–	–	2	–	2
Montana (1)	331	–	2	–	–	2
Nebraska (1)	163	–	1	–	–	1
Nevada	180	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,752	–	19	4	–	23
Ohio (1)	1,992	–	11	4	–	15
Oregon (1)	254	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	2,500	–	4	12	–	16
Utah	740	–	5	–	1	6
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	817	–	9	–	–	9
Wisconsin (1)	1,953	–	11	1	–	12
Wyoming (1)	451	–	4	–	–	4

Totals	30,869	6	186	45	5	242

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director/administrator who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our facilities with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance and accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies and permits facility staff to focus on the delivery of quality care.

Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our senior vice president of sales and marketing. Regional and/or district staff also support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance, sales and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by performance improvement committees as well as family satisfaction surveys. These committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit our nursing centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis which provide an opportunity for families to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote quality resident care.

The health services division provides training programs for nursing center executive directors, administrators, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

Health Services Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to such residents are based generally on fixed rates), there is significant price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services primarily in long-term care settings, but our customers also include hospitals, school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers, including the hospitals and nursing centers that we operate. We provide rehabilitative services to 366 nursing centers, 80 hospitals and 80 other locations in 37 states under the name “Peoplefirst Rehabilitation.” Approximately 76% of the rehabilitation division’s revenues in 2005 were generated from contracts with our hospitals and nursing centers.

Our rehabilitation division employs over 5,500 therapists and had revenues of approximately $263 million (before eliminations) in 2005. We are organized into four geographic regions with significant customer concentrations in the southeast.

Our rehabilitation division provides contract therapy services, including physical, occupational and speech therapies, to residents and patients of nursing centers, assisted living facilities and hospitals. In addition to the standard physical, occupational and speech therapies, we provide specialized rehabilitation programs designed to meet the specific needs of the residents and patients we serve. Our specialized care programs are designed to deal with dementias and Alzheimer’s disease, wound care, pain management and pulmonary therapies. Other programs we offer include fall prevention and continence improvement.

We also provide our customers with the clinical expertise necessary to facilitate positive outcomes for their residents and patients. Clinical services provided to our customers include medical record completion and documentation review, clinical audit processes, updates regarding reimbursement changes and clinical care strategies. We also offer our customers various marketing and management services to strengthen their rehabilitation programs, including invoicing systems, reimbursement specialists and a claims tracking system.

We believe that outsourcing therapy services allows our customers to fulfill the continuing need for full-time and part-time therapists and also offers our customers the ability to improve the quality of care provided to their residents and patients.

On January 1, 2004, we reorganized our rehabilitation services business into a separate operating division by completing the Rehabilitation Services Reorganization. On July 1, 2004, the rehabilitation division began providing services to our hospital division as part of the Hospital Services Reorganization. Internal personnel from the hospital division were transferred to the rehabilitation division in conjunction with the Hospital Services Reorganization. The historical operating results of our nursing center, hospital and rehabilitation services segments have not been restated to conform with these new business realignments.

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

Maintaining Quality Care and Customer Satisfaction.    Our rehabilitation division is committed to providing effective and efficient care to the residents and patients of the nursing centers, assisted living facilities and hospitals that we serve. In this regard, we have taken the following measures to improve the operating efficiency of our customers and to enhance and maintain the quality of care provided to their residents and patients:

•	We have developed specialized programs to promote the quality initiatives of our customers, including Alzheimer’s disease and other dementia programs, pain management and pulmonary therapies.

•	We promote the competencies of our therapists by providing formal training and implementing best practices.

•	We take an integrated approach of delivering our services as a key member of the customer’s interdisciplinary care team and work to enhance our customers’ quality objectives.

•	We have developed a proprietary nationwide clinical tracking system that allows us to access clinical documentation, provide quality assurance, identify industry trends, track patient outcomes and streamline invoicing and managing reporting.

Effective Recruiting and Retention of Qualified Therapists.    The healthcare industry is facing a shortage of qualified therapists. We believe that in order to provide the most effective and efficient care to the patients and residents we serve we must recruit and retain qualified therapists. We offer competitive incentive and recognition programs for our therapists and have increased our recruiting infrastructure to reduce open positions, decrease contract labor and improve productivity. We also promote continuing education opportunities to improve patient care and to enhance the personal knowledge, growth and satisfaction of our therapists and encourage their participation in a culture of quality.

Growing Through Business Development and External Contract Sales.     Our growth strategy is focused on the expansion of rehabilitation programs for the customers we currently serve and the development of additional external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We also believe opportunities exist for new program development in the subacute and wound care areas. We intend to increase our market share by demonstrating our value proposition that the quality clinical care and strong customer service provided by Peoplefirst Rehabilitation will enhance the quality and clinical objectives of our customers. We also intend to promote greater brand recognition of our Peoplefirst services by expanding our sales and marketing strategies and launching our division-specific website tool.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
Company-operated	$200,187	$165,987	$–
Non-affiliated	62,586	62,439	43,483

	$262,773	$228,426	$43,483

Operating income (loss)	$32,052	$31,431	$(1,763)
Number of customer contracts:
Company-operated	317	317	–
Non-affiliated	209	210	216
Assets at end of period	$7,124	$7,701	$8,009

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for its services from the nursing centers, assisted living facilities and hospitals that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2005, revenues of the rehabilitation division totaled approximately $263 million or 6% of our total revenues (before eliminations). As a provider of services to other healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and price for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2005:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	4	–	–	4	–
Arizona	3	–	6	–	1	9	1
Arkansas	–	–	–	2	–	–	2
California	12	1	19	11	–	31	12
Colorado	1	–	5	1	–	6	1
Connecticut	–	–	6	7	2	6	9
Florida	7	–	–	21	21	7	42
Georgia	1	–	6	–	–	7	–
Idaho	–	2	9	–	11	9	13
Illinois	5	1	–	1	5	5	7
Indiana	2	2	28	–	9	30	11
Kentucky	2	1	14	9	1	16	11
Louisiana	1	–	–	–	–	1	–
Maine	–	–	10	3	–	10	3
Massachusetts	2	–	33	2	4	35	6
Michigan	1	–	–	–	–	1	–
Missouri	3	–	2	–	–	5	–
Mississippi	–	–	–	1	–	–	1
Montana	–	–	2	–	1	2	1
Nebraska	–	–	1	–	–	1	–
Nevada	3	2	2	1	1	5	4
New Hampshire	–	–	3	–	1	3	1
New Mexico	2	–	–	–	–	2	–
North Carolina	1	–	23	39	1	24	40
Ohio	2	1	15	4	1	17	6
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	3	3	2	6
Pennsylvania	5	–	1	–	4	6	4
Rhode Island	–	–	2	–	–	2	–
Tennessee	1	–	16	–	–	17	–
Texas	12	–	–	5	2	12	7
Utah	–	–	6	–	4	6	4
Vermont	–	–	2	4	–	2	4
Virginia	–	–	4	2	–	4	2
Washington	1	–	10	3	5	11	8
Wisconsin	1	–	12	–	–	13	–
Wyoming	–	–	4	–	3	4	3

Totals	70	10	247	119	80	317	209

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

Rehabilitation Division Management and Operations

Each of our rehabilitation programs is customized to meet the needs of our customers and their residents and patients. Generally, an on-site program manager who is also a therapist leads our rehabilitation programs and, in our nursing centers, reports to an area rehabilitation director who has responsibility for the overall management of eight to twelve facilities. An area rehabilitation director reports to a region rehabilitation director. The seven nursing center regions are determined predominately by geography. In our hospitals, the on-site manager reports to a region rehabilitation director. The three hospital regions are determined by geography. We provide our program staff with centralized information systems, as well as legal, accounting, human resources, payroll, recruiting and purchasing support. The centralization of these services improves operating efficiencies and permits program staff to focus on the delivery of high quality, medically appropriate rehabilitation services.

A divisional president and a chief financial officer manage our rehabilitation division. Our rehabilitation operations are divided into two business lines, nursing centers and hospitals, each of which is headed by an operational senior vice president and an operational senior director, respectively. These two operational managers report to the divisional president. The clinical issues and quality concerns of the rehabilitation division are managed by the vice president of clinical services.

Rehabilitation Division Competition

In each geographic market that we serve, there are national, regional and local rehabilitation service providers that provide services comparable to those offered by us. Some of our competitors may have greater financial and other resources than us and may be more established in the markets in which we compete. In addition, many long-term care facilities and hospitals may not elect to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes on its reputation for providing quality service, pricing and clinical expertise.

PHARMACY DIVISION

Our pharmacy division operates an institutional pharmacy business servicing long-term care facilities and a pharmacy management business servicing substantially all of our hospitals. Our pharmacy business provides a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers and hospitals that we operate. We operate 39 institutional pharmacies in 24 states that serve approximately 93,300 patients and residents of long-term care facilities. We serve 934 facilities including skilled nursing centers (including 226 Kindred nursing centers), assisted living facilities, psychiatric hospitals and other institutional healthcare facilities. Over the past three years, we have substantially increased the number of non-affiliated beds we serve.

Our pharmacy division is the third largest institutional pharmacy company in the United States based upon fiscal 2005 revenues of approximately $522 million (before eliminations). We are organized into five geographic regions with significant bed concentrations in California, Florida, Illinois, Indiana, Massachusetts, North Carolina, Pennsylvania and Tennessee.

The pharmacy division’s core business is providing pharmaceutical dispensing services to residents of nursing centers and assisted living facilities. We purchase, repackage and dispense pharmaceuticals, both prescription and non-prescription, in accordance with physician orders and deliver such medication to the healthcare facility for administration to the patient or resident. We typically service facilities within a 120-mile radius of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery and/or consultation.

Computerized medical records and documentation are critical to our distribution system. We can provide computerized physician orders and medication administration records for each patient or resident on a monthly basis as requested. Data from these records are formulated into monthly management reports on patient or resident care and quality assurance. This system improves efficiency in nursing time, reduces drug waste and lowers adverse drug reactions.

The pharmacy division also provides various supplemental healthcare services that complement our core pharmacy services. Federal and state regulations mandate that long-term care facilities maintain and improve the quality of resident care by retaining consultant pharmacist services to monitor and report on prescription drug therapy. The federal Omnibus Budget Reconciliation Act of 1987, as amended (“OBRA”), further standardized care by mandating additional standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. Our clinical pharmacists work closely with nursing staff and facility medical directors to ensure compliance with these regulations. We also offer a number of programs that assist long-term care facilities in enhancing care, reducing costs and complying with federal and state regulations.

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

Pharmacy Division Strategy

Our goal is to remain a highly reliable and efficient provider of institutional pharmacy services, which will enable us to expand our market share. Our strategies for achieving this goal include:

Maintaining Focus on Customer Satisfaction.    The pharmacy division differentiates its operations by focusing on supplying our customers with the most effective medication delivered in a timely manner and at a competitive price. We have remained flexible to meet our customers’ needs while offering the same services as larger providers. We also are implementing a customer service program to improve customer satisfaction. We have focused these efforts to assist our customers with the transition issues associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”).

Improving Operating Efficiency.    The pharmacy division is focused on improving operating efficiencies and controlling costs. To improve our operating efficiency, we:

•	have implemented management information systems that allow us to maintain service standards, achieve regulatory compliance and navigate the rapidly changing billing complexities of individual state Medicaid programs and Medicare Part B,

•	strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers, and

•	have developed programs to reduce turnover and leverage newly expanded recruiting resources.

Growing Through Business Development and External Contract Sales.    As in the past, we will continue to seek acquisitions and strategic opportunities to enhance shareholder value. Our growth strategy is focused on the development of additional pharmacies and the continued expansion of our services in existing markets:

•	Growing Through Disciplined Acquisitions – We look to acquire local or regional institutional pharmacy providers to expand our market penetration. During 2005, we acquired an institutional pharmacy business in Pennsylvania servicing approximately 7,800 customer beds, an institutional pharmacy business in California servicing approximately 7,300 customer beds and an institutional pharmacy in Illinois servicing approximately 8,600 customer beds. During 2004, we acquired an institutional pharmacy business in Iowa servicing approximately 1,400 customer beds.

•	New Pharmacies – We opened two new pharmacies in both 2005 and 2004. We anticipate opening four to six new pharmacies in 2006 to service new customers and markets.

•	External Pharmacy Business – During the past three years, we have significantly increased the non-affiliated beds we service and are aggressively pursuing continued growth in this area. We continue to expand our sales and marketing resources to promote same-store growth.

•	Expand our Pharmacy Management Services – As a result of the Hospital Services Reorganization, the pharmacy division provides pharmacy management services to our hospitals. We intend to seek opportunities to expand our pharmacy management services with additional unaffiliated customers in the future.

Selected Pharmacy Division Operating Data

The following table sets forth certain operating and financial data for the pharmacy division (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues	$522,225	$360,035	$272,433
Operating income	$56,837	$37,062	$26,493
Institutional pharmacies in operation at end of period	39	33	30
Number of customer licensed beds at end of period:
Company-operated	28,657	28,634	28,280
Non-affiliated	64,625	37,561	33,127

Total	93,282	66,195	61,407

Assets at end of period	$188,914	$60,146	$43,198

Sources of Pharmacy Revenues

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. In the last three years, the pharmacy division derived a substantial portion of its annual revenue from state Medicaid programs and from skilled nursing facilities for residents covered by Medicare Part A. The balance consists of private pay, insurance and other payors (including managed care).

The following table sets forth the approximate percentages of pharmacy revenues derived from the payor sources indicated:

Period	Medicare	Medicaid	Private and other
Year ended December 31, 2005	16%	45%	39%
Year ended December 31, 2004	21	50	29
Year ended December 31, 2003	23	52	25

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

In most states, Medicaid reimbursement is based upon a discount from the “average wholesale price” plus a dispensing fee. Under the federal prospective payment system for nursing centers, Medicare Part A reimburses nursing centers on a fixed dollar per day basis for care (including the cost of pharmaceuticals) provided to residents in various acuity levels.

In December 2003, Congress enacted Medicare Part D which includes a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, Medicare beneficiaries who previously were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Effective January 1, 2006, most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, Medicaid will no longer be a primary payor for the pharmacy services provided to these residents. See “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

For the year ended December 31, 2005, revenues of the pharmacy division totaled approximately $522 million or 12% of our total revenues (before eliminations). For more information regarding the reimbursement for our pharmacy services, see “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

Pharmacy Locations

The following table lists by state the number of institutional pharmacies we operated as of December 31, 2005. All of our pharmacy locations are leased.

State	Institutional pharmacies	Approximate sq. footage	Institutional beds serviced
Alabama	1	5,000	695
Arizona	1	3,550	2,816
California	5	55,250	22,314
Colorado	1	2,700	955
Connecticut	1	7,900	1,425
Florida	4	27,100	6,984
Georgia	1	6,350	1,069
Idaho	1	5,750	1,661
Illinois	1	10,350	8,412
Indiana	2	20,550	6,238
Iowa	1	6,250	1,454
Maine	1	10,200	2,572
Massachusetts	1	12,950	6,480
Montana	1	300	223
Nevada	2	10,850	1,455
New Hampshire	1	7,500	1,094
North Carolina	3	20,000	5,144
Ohio	1	10,100	2,506
Pennsylvania	2	17,850	7,990
Tennessee	4	29,500	7,397
Utah	1	8,000	1,093
Virginia	1	7,950	824
Washington	1	2,800	817
Wisconsin	1	9,150	1,664

Totals	39	297,900	93,282

Sales and Marketing

The pharmacy division’s new business efforts are led by a vice president of sales and marketing and regional account executives. Each account executive is assigned to individual pharmacies within one of our five geographic regions and works closely with the pharmacy managers to understand the needs and opportunities in the local markets.

The pharmacy division’s strategy primarily focuses on adding customer beds from smaller independent nursing facilities or small regional chains. In addition, with our recent growth and expanded capabilities, we also look to develop relationships with regional and national healthcare providers. New opportunities generally develop because of service issues with a facility’s current pharmacy provider. The pharmacy division’s sales strategy emphasizes building relationships with facility level management, particularly the administrator and the director of nursing.

Although price is always a significant consideration, we believe that timely and effective service is a critical element in selecting a pharmacy provider. The pharmacy division is focused on remaining flexible to handle individual customer demands, while increasing our capacity to offer a complete breadth of services comparable to that of our larger competitors.

Pharmacy Management Business

Effective July 1, 2004, we completed the Hospital Services Reorganization under which the pharmacy personnel in our hospital division were transferred to the pharmacy division. Under this arrangement, the pharmacy division provides pharmacy management services to our hospitals. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. The pharmacy division also works with the hospitals to obtain and maintain applicable regulatory licenses, certifications and accreditations.

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

A divisional president, chief operating officer and chief financial officer manage the pharmacy division. Each region is headed by a senior regional director of pharmacy operations, each of whom reports to the chief operating officer. Our hospital management operations are managed by a vice president of hospital pharmacy operations. The clinical issues and quality concerns of the pharmacy division are managed by the division’s vice president of clinical services.

Pharmacy Division Competition

As of December 31, 2005, our pharmacies served customers in geographic markets that are generally limited to a 120-mile radius of our pharmacy locations. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies which provide services comparable to those offered by our pharmacies. Some of our competitors may have greater financial and other resources than us and may be more established than our pharmacies in the markets in which we compete. The institutional pharmacy market is dominated by two large providers: Omnicare, Inc. and PharMerica (a subsidiary of AmerisourceBergen). Together, these two companies account for more than half of the institutional pharmacy market. The remaining market is highly fragmented and is primarily comprised of smaller independent providers.

We believe our institutional pharmacies generally compete on service, pricing and clinical expertise.

MASTER LEASE AGREEMENTS

Under our Plan of Reorganization, we assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right in December 2001 with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing, which has subsequently been retired. In September 2004, Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of one hospital and seven nursing centers (“Master Lease No. 1A”). The CMBS Lease and Master Lease No. 1A are in substantially the same form as the other Master Leases with certain modifications requested by Ventas’s lenders and required to be made by us pursuant to the Master Leases.

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as, the “Master Lease Agreements.”

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the Securities and Exchange Commission (the “SEC”).

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately 6 to 21 leased properties. Other than the CMBS Lease, which has only nursing center properties, most bundles contain both nursing centers and hospitals. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

At our option, all, but not less than all, of the leased properties in a bundle may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. We may further extend the term for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based upon the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

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

Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $190 million. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $188 million for the year ended December 31, 2005, $182 million for the year ended December 31, 2004 and $186 million for the year ended December 31, 2003.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria measured upon the preceding calendar year revenues. As such, the annual aggregate base rent will escalate at an annual rate of 3 1/2%. As a result of the amendments to the Master Lease Agreements entered into in connection with the transactions with Ventas in 2003, all annual rent escalators will be payable in cash.

Reset Rights

Ventas has a one-time option to reset the rent and the related rent escalators under each of the Master Lease Agreements to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a reset proposal notice (the “Reset Proposal Notice”) to us proposing the Fair Market Rental (as defined below) for the balance of the lease term. If we and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, we and Ventas each must select an appraiser. Under the terms of the Master Lease Agreements, these two appraisers then will have ten days to select a third independent appraiser (the “Independent Appraiser”). The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental and the annual rent escalator, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending us a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rent reset option, in which event the rent and existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its rent reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay us a reset fee equal to a prorated portion of approximately $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements.

“Fair Market Rental” is defined under each Master Lease Agreement as the annual amount per annum that a willing tenant would pay, and a willing landlord would accept, at arm’s length, for leasing of the leased properties (or, if applicable, any one or more, but less than all, of the leased properties) for the period of the term (including, without limitation, any extended terms) remaining from and after the date as of which the Fair Market Rental is being determined. The Fair Market Rental may include therein such escalations of rent as would be paid by such a tenant, and accepted by such a landlord, as part of an arm’s length transaction entered into as of the Fair Market Rental determination date; provided, however, that, in addition to such other market factors as may be applicable in determining the Fair Market Rental, the Fair Market Rental shall be determined on the basis, and on the assumptions, that (a) the Fair Market Rental may not include therein any rent, or method of rent calculation, that would adversely affect any landlord by virtue of it being a real estate investment trust or the ability of any such landlord to satisfy the requirements for maintaining its status as a real estate investment trust (and, without limitation of the foregoing, the Fair Market Rental shall not include any rent that would fail to qualify as “rents from real property” for purposes of Section 856(d) of the Internal Revenue Code), (b) the Fair Market Rental amount is to be paid absolutely net to the landlord, without any rights of deduction, set-off or abatement, (c) all of the leased properties as to which the Fair Market Rental is being determined are in good condition and repair (given their respective ages and prevailing health care industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), are in material compliance with any and all applicable laws, codes, ordinances and regulations and have in full force and effect, for the benefit of the tenant, the facilities and the leased properties, any and all necessary or appropriate material authorizations for use thereof in accordance with the respective primary intended uses applicable thereto, (d) the tenant has complied, and shall be required to comply, with the requirements of the Master Lease Agreement, (e) the respective replacement costs of the leased properties as to which Fair Market Rental is being determined are not determinative of the Fair Market Rental of such leased properties, and (f) the aforesaid tenant shall have available to it, with respect to each leased property as to which the Fair Market Rental is being determined, such remaining term as then remains, and such number of extended terms as then remain unexercised, with respect to such leased property under the terms of the Master Lease Agreement. Notwithstanding anything to the contrary contained in the Master Lease Agreement, “Fair Market Rental” shall take into account, for each of the applicable leased properties, the market conditions, market levels of earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”), the ratio of market levels of EBITDARM to market levels of rent, and the actual levels of EBITDARM at the applicable leased properties, in each case that are prevailing or measured, as applicable, as of the date as of which the Fair Market Rental is being determined, as well as historical levels of EBITDARM at the applicable leased properties (including the EBITDARM of the leased properties measured as of April 20, 2001).

Under each Master Lease Agreement, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. However, for purposes of the rent reset right, the additional leases are disregarded and the Fair Market Rental is determined for each of the four original Master Lease Agreements.

On January 20, 2006, Ventas announced a delay in the delivery of the Reset Proposal Notice until it had completed its review of the Proposed Medicare Payment Rule. Ventas had previously indicated it would deliver the Reset Proposal Notice on January 20, 2006. We cannot assure you that Ventas will not exercise its rights under the rent reset or that the ultimate outcome of the rent reset will not have a material adverse effect on our financial position, results of operations and liquidity.

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

In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and a licensed bed events of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing (a) with respect to not more than two properties at the same time under a Master Lease Agreement that covers 41 or more properties and (b) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing (a) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (b) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, or (c) with respect to three or more properties at the same time under a Master Lease Agreement that covers 41 or more properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

Assignment and Subletting

Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities, (3) has a favorable business and operational reputation and character, and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. We may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

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

For accounting purposes, the $44 million present value rent obligation to Ventas was recorded as long-term debt in our consolidated balance sheet. During 2005, 2004 and 2003, we paid $5 million, $4 million and $2 million, respectively, of principal and $4 million, $4 million and $2 million, respectively, of interest to Ventas under this arrangement.

In December 2003, we acquired the Ventas II Facilities. In connection with this transaction, we paid $79 million to purchase the Ventas II Facilities and $6 million in lease termination fees. The annual rent of approximately $5 million on the Ventas II Facilities terminated upon the closing of the purchase transaction.

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

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs. In addition, we cannot assure you that future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

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

The Balanced Budget Act of 1997 (the “Balanced Budget Act”) also includes a number of anti-fraud and abuse provisions. The Balanced Budget Act contains additional civil monetary penalties for violations of the anti-kickback amendments discussed above and imposes an affirmative duty on providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

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

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We were required to comply with the privacy regulations by April 2003, and we believe that we are in compliance with those regulations.

HIPAA’s security regulations were finalized in February 2003. We were required to comply with the HIPAA security regulations by April 20, 2005. The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. Our HIPAA compliance committee oversees the measures we have undertaken to comply with the HIPAA security regulations. We believe we have been in compliance with the HIPAA security regulations since April 2005.

Final HIPAA unique health identifier standards for healthcare providers were published in January 2004 with an effective date of May 23, 2005. These standards require us to obtain a national provider identifier (“NPI”) and to begin using this identifier by May 23, 2007. We have established working groups to address issues associated with the NPI and to bring us into compliance by May 2007. Many systems will require vendor intervention to accomplish these changes. We cannot be certain that certain vendors will meet the imposed deadline. Failure to meet the deadline could result in delayed reimbursement.

Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions. At this time, we anticipate that we will be able to comply with the HIPAA requirements that have been adopted. Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe that it may cause significant and, in some cases, costly changes. We continue to evaluate the impact of compliance with HIPAA regulations, but we are unable to estimate the exact costs of compliance. We cannot assure you that our compliance with the HIPAA regulations will not have an adverse affect on our financial position, results of operations and liquidity.

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

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2005, 73 hospitals operated by the hospital division were certified as Medicare LTAC providers and one hospital has a pending Medicare certification. In addition, 65 hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Joint Commission on Accreditation of Health Care Organizations.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2005, all of the hospitals operated by the hospital division were accredited by the Joint Commission or are in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may purchase, lease or otherwise acquire in the future.

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

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system. At December 31, 2005, we held for sale two hospitals operated as general short-term acute care hospitals that were subject to the short-term acute care hospital prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups (“DRGs”). The DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs. Outlier payments are only designed to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from the short-term prospective payment system. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our LTAC hospitals.

Medicare Reimbursement of Long-term Acute Care Hospitals – The Medicare payment system for LTAC hospitals is based upon a prospective payment system specifically for LTAC hospitals. On August 30, 2002, CMS issued final regulations for this prospective payment system for LTAC hospitals (“LTAC PPS”) that became effective on October 1, 2002. Because of our Medicare cost reporting periods, this new payment system did not become effective for substantially all of our LTAC hospitals until September 1, 2003. Prior to October 2002, LTAC hospitals were reimbursed on a reasonable cost-based payment system.

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

LTAC PPS provides for an adjustment for differences in area wages resulting from salary and benefit variations. There also are additional rules for payment for patients who are transferred from a LTAC hospital to another healthcare setting and are subsequently re-admitted to the LTAC hospital. The LTAC PPS payment rates also are subject to annual adjustments.

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based upon all patient discharges.

On August 1, 2005, CMS published the final rules related to the DRG weights and the geometric length-of-stay thresholds that take effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%. These changes reduced our hospital Medicare revenues by approximately $9 million in the fourth quarter of 2005. We expect these changes to reduce Medicare revenues to our hospitals between $35 million to $40 million on an annual basis based upon our historical Medicare patient volumes.

On January 19, 2006, CMS issued the Proposed Medicare Payment Rule for LTAC hospitals. Based upon our historical Medicare patient volumes, we expect that the Proposed Medicare Payment Rule would reduce Medicare revenues to our hospitals associated with short stay outliers and high cost outliers between $115 million and $120 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Proposed Medicare Payment Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million in annual revenues. The Proposed Medicare Payment Rule would be effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The Proposed Medicare Payment Rule is subject to a 60-day public comment period, and as such, is subject to change.

We are continuing to evaluate the impact that the Proposed Medicare Payment Rule could have on our hospital operations and our hospital development activities. Depending on the final rule from CMS, we will evaluate our operational alternatives to mitigate the potential impact of these reimbursement reductions. If the Proposed Medicare Payment Rule becomes effective in its proposed form, it will have a material adverse effect on our financial position, results of operations and liquidity.

CMS is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

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

We cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors.

Prior to the implementation of LTAC PPS, inpatient operating costs for general LTAC hospitals were reimbursed under the cost-based reimbursement system, subject to a computed target rate per discharge for inpatient operating costs established by the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”). Since 1998, Medicare operating costs per discharge in excess of the computed target rate were reimbursed at an amount equal to 15% of the difference between the actual costs and the computed target rate, but not to exceed 2% of the computed target rate. Costs in excess of the computed target rate were reimbursed at the rate of 50% of the excess, up to 10% of the computed target rate, but the threshold to qualify for such payments was raised from 100% to 110% of the computed target rate.

After the adoption of the Balanced Budget Act, a new provider did not receive unlimited cost-based reimbursement for its first few years in operation. Instead, for the first two years, a provider was paid the lower of its costs or 110% of the median of TEFRA’s computed target rate for 1996, adjusted for inflation. During this two-year period, new providers were not eligible to receive TEFRA relief or any incentive payments under TEFRA. Until the conversion to LTAC PPS, all of our LTAC hospitals were subject to TEFRA’s computed target rate provisions.

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

Limitations on Payments to HIHs – In August 2004, CMS announced regulatory changes applicable to LTAC hospitals that are operated as an HIH. These regulatory changes also apply to freestanding LTACs located within 250 yards of an acute care hospital. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural and urban medical centers.

This rule establishes a four-year transition period. In the first year (for cost report periods beginning on or after October 1, 2004), HIHs are not subject to the Medicare payment limitation as long as the percent of Medicare admissions from the host hospital during the cost reporting period are less than the percentage of Medicare admissions from the host hospital for the fiscal 2004 cost reporting period (the “Base Year Percentage”). In the second year, the admission threshold will be the lesser of (a) the Base Year Percentage or (b) 75%. The third year admission threshold will be the lesser of (a) the Base Year Percentage or (b) 50% and the final year admission threshold will limit Medicare admissions from the host hospital to 25%. For ten of our HIHs, the first year of transition did not begin until September 1, 2005 because of their respective cost reporting periods.

Patients transferred once they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. These rules allowed HIHs that were under development to qualify for the four-year transition if the HIH was certified as an acute care hospital before October 1, 2004 and was designated as a LTAC hospital before October 1, 2005. HIHs certified after October 1, 2004 will be subject to the 25% admission threshold immediately. The two HIHs opened by us during 2005 were immediately subject to the 25% admission threshold.

If the HIH’s admissions from the host hospital exceed 25% (or the applicable transition percentages) in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under the prospective payment system for short-term acute care hospitals.

We continue to evaluate the impact of these final regulations on our operations and patient referral patterns. We do not believe that these regulations will significantly impact our ongoing operations. We also consider the impact of these regulations as we pursue HIH development activities. Moreover, we cannot assure you that the limitations on payments to HIHs will not be applied, in some form, to freestanding LTAC hospitals in the future.

Health Services Division

General Regulations.    The development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, maintain or renew any required regulatory approvals or licenses could adversely affect nursing center operations including its financial results.

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

In certain circumstances, federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. In addition, some regulations provide that all nursing centers under common control or ownership within a state are subject to being delicensed if any one or more of such facilities are delicensed.

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

Overview of Health Services Division Reimbursement

Medicare – The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing centers. Medicare payments to our nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient activity.

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

Prior to the implementation of PPS, the costs of ancillary services were reimbursed under cost-based reimbursement rules. Various legislative and regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. In November 1999, the Balanced Budget Refinement Act (the “BBRA”) was enacted. Beginning on April 1, 2000, the BBRA (a) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients, and (b) allowed nursing centers to transition more rapidly to the federal payment rates. The BBRA also imposed a two-year moratorium on an outpatient therapy cap for nursing center patients covered under Medicare Part B. From October 1, 2000 through September 30, 2002, the BBRA increased all PPS payment categories by 4%.

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA remained in effect until a revised RUGs payment system was established by CMS. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $38 million and $35 million for the years ended December 31, 2005, 2004 and 2003, respectively. On July 28, 2005, CMS published the final rules related to the revised RUGs payment system for nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005.

In addition, the final rules increase the indexing of RUG categories, expand the total RUG categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

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

BIPA also extended the two-year moratorium on an outpatient therapy cap for nursing center patients under the BBRA through December 31, 2002. Except for the period from September 2003 through December 2003, the implementation of the therapy cap has been delayed through calendar year 2005. On February 1, 2006, Congress passed the budget reconciliation package, or the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap to go into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap.

On January 1, 2006, Medicare Part D implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual eligible patients will have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a primary payor for the pharmacy services provided to these residents. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

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

As noted above, Medicare Part D also impacts payments made by Medicaid programs for pharmaceuticals for certain dual eligible residents. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

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

Rehabilitation Division

General Regulations.    The rehabilitation division is subject to various federal and state regulations. Therapists and other healthcare professionals we employ are required to be individually licensed or certified under applicable state law. We take measures to ensure that our therapists and other healthcare professionals are properly licensed. In addition, we require our therapists and other employees to participate in continuing education programs. The failure to obtain, maintain or renew any required license or certifications by our therapists, our other healthcare professionals or us could adversely affect our operations, including our financial results.

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

Overview of Rehabilitation Division Reimbursement

The rehabilitation division receives payment for its services from the skilled nursing centers, assisted living facilities and hospitals that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the type of service rendered.

As noted above, various federal and state laws and regulations govern reimbursement to long-term care facilities, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties, which could adversely affect our operations, including our financial results. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap to go into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and could have a material adverse effect on our rehabilitation revenues and growth prospects.

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

The pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the U.S. Food and Drug Administration. Additionally, under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the U.S. Drug Enforcement Administration, dispensers of controlled substances must register with the Drug Enforcement Administration, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

States generally require that the state board of pharmacy license a pharmacy operating within the state. Such licensure typically also applies to states where the operator does not have a pharmacy but delivers prescription pharmaceuticals to patients or residents across state lines. At December 31, 2005, we maintained the necessary licenses for each pharmacy we operate. In addition, our pharmacies are registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances. In addition, we believe that we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

Federal law and regulations contain a variety of requirements relating to the supply of prescription drugs under the Medicaid program. States are given authority, subject to certain standards, to limit or specify conditions for the coverage of certain drugs. Federal Medicaid law also establishes standards affecting pharmacy practice (including requirements for resident counseling, drug utilization and regimen reviews for Medicaid residents) and imposes requirements relating to prescription drugs furnished to Medicaid residents (including the establishment of “upper limits” on payment levels). Moreover, states have substantial discretion to set administrative, coverage, eligibility, and payment policies under their state Medicaid programs. Some states have enacted “freedom of choice” or “any willing provider” requirements, which may prohibit a nursing center from requiring their residents to purchase pharmacy or other ancillary services or supplies from a particular provider.

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

Overview of Pharmacy Division Reimbursement

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The pharmacy division derives a substantial portion of its annual revenue from skilled nursing centers for residents covered by Medicare Part A and, through 2005, from state Medicaid programs. The balance is comprised of private pay, insurance and other payors (including managed care). The healthcare industry is experiencing the effects of cost containment efforts by federal and state governments and other third party payors to control utilization of pharmaceuticals and negotiate reduced payment schedules with providers. These cost containment measures, combined with increased pricing pressure from managed care payors and other customers, generally have resulted in reduced rates of reimbursement for the products and services we provide.

The sources and amounts of our revenues will be determined by a number of factors, including the case mix of our customers’ residents and the rates of reimbursement among payors. Changes in the case mix of the residents as well as the payor mix among private pay, Medicare and Medicaid may affect our profitability.

The Medicare program historically consisted of three parts: (1) Medicare Part A, which covers, among other things, in-patient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (2) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; and (3) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Part C. Under Medicare Part B, we are entitled to payment for products that replace a bodily function, home medical equipment and supplies and a limited number of specifically designated prescription drugs. In December 2003, Congress enacted a major expansion of the Medicare program through the introduction of a prescription drug benefit under the new Medicare Part D. As discussed below, Medicare Part D provides coverage for prescription drugs that are not otherwise covered by Medicare Part A or Part B for those beneficiaries that enroll.

Until the implementation of Medicare Part D on January 1, 2006, the reimbursement rates for pharmacy services under Medicaid continued to be determined on a state-by-state basis subject to review by CMS and applicable federal law. Although Medicaid programs vary from state to state, they generally have provided for the payment of certain pharmacy services, up to established limits, at rates determined in accordance with each state’s regulations. The federal Medicaid statute specifies a variety of requirements that the state plan must meet, including the requirements related to eligibility, coverage of services, payment and administration. For residents eligible for Medicaid, we billed the individual state Medicaid program or, in certain circumstances, the state designated managed care or other similar organization. Federal regulations and the regulations of certain states establish “upper limits” for reimbursement for certain prescription drugs under Medicaid. In most states, pharmacy services were priced at the lower of “usual and customary” charges or costs (which generally is defined as a function of average wholesale price and may include a profit percentage) plus a dispensing fee. Most states establish a fixed dispensing fee that is adjusted to reflect associated costs on an annual or less frequent basis.

Under Medicare Part D, which became effective on January 1, 2006, Medicare beneficiaries will be enrolled in prescription drug plans offered by private prescription drug plan sponsors (“PDPs”), which will provide coverage for outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans consist of plans providing the drug benefit on a stand-alone basis through a PDP and “Medicare Advantage” plans providing drug coverage as a supplement to an existing medical benefit under a Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost for qualifying beneficiaries.

On January 21, 2005, CMS issued final regulations on Medicare Part D. Medicare beneficiaries who were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for Medicare Part D. As such, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

Pursuant to Medicare Part D, CMS will provide premium and cost-sharing subsidies to Part D Plans with respect to dual eligible residents of nursing centers. As a result, such dual eligibles will not be required to pay a premium for enrollment in a Part D Plan, so long as the premium for the Part D Plan in which they are enrolled is at or below the premium subsidy. Medicare Part D also makes available partial premium and cost-sharing subsidies for certain other classes of low-income enrollees who do not qualify for Medicaid.

Dual eligible residents of nursing centers generally will be entitled to have their prescription drug costs covered by a Part D Plan, provided that the prescription drugs which they are taking are either on the Part D Plan’s formulary, or an exception to the plan’s formulary is granted. CMS reviews the formularies of Part D Plans and requires their formularies to include the types of drugs most commonly needed by Medicare beneficiaries. CMS also reviews the formulary exceptions criteria of the plans that provide for coverage of drugs determined by the plan to be medically appropriate for the enrollee.

We will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. Accordingly, the implementation of Medicare Part D could negatively impact the pricing and payment for our services. Moreover, the transition to Medicare Part D will result in a generally slower payment cycle as we attempt to properly bill and collect payments from various Part D Plans.

Medicare Part D does not alter the federal reimbursement scheme for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s fixed per diem payments to nursing centers under PPS continue to include a portion attributable to the expected cost of drugs provided to such residents, and we will continue to receive reimbursement for drugs provided to such residents from the nursing center, in accordance with the terms of the agreements we have negotiated with each nursing center.

In November 2005, CMS posted on its website a statement to the effect that it has significant concerns about the continued payment of certain access or performance rebates by pharmaceutical manufacturers to institutional pharmacies with respect to prescriptions dispensed under Medicare Part D, and that it is examining this issue closely. In February 2006, CMS posted a further statement on its website indicating, among other things, that the earlier posting did not prohibit rebates from pharmaceutical manufacturers to institutional pharmacies, although certain rebates could create significant fraud and abuse concerns, and stating that further operational guidance on this subject would be forthcoming from CMS through sub-regulatory guidance. We believe that the discounts and rebate arrangements in our contracts with pharmaceutical manufacturers comply with applicable laws. We are not aware of any information from the Office of Inspector General of the U.S. Department of Health and Human Services which would suggest that an institutional pharmacy’s reliance on the Discount Safe Harbor regulations under the federal anti-kickback statue to encompass discounts and/or rebates on drugs provided to Part D Plan enrollees is unwarranted. Beginning in 2007, CMS will require that Part D Plans require institutional pharmacies to fully disclose any and all discounts and rebates or any other direct or indirect remuneration received from pharmaceutical manufacturers or other parties when such remuneration is designed to directly or indirectly influence utilization of Medicare Part D drugs. Part D Plans also will require institutional pharmacies to indemnify them for the full amount of any payments not disclosed to the Part D Plans. It is possible that the impact of these reporting requirements and others imposed by CMS could directly or indirectly have a material adverse effect on the results of operations of our institutional pharmacies.

At this time, we cannot assess the overall impact of Medicare Part D on our institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our customers. This legislation may reduce revenue and impose additional costs to the industry, particularly during the transition phase. The transition to Medicare Part D also will result in a generally slower payment cycle as we attempt to properly bill and collect payments from various Part D Plans. In addition, we cannot assure you that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

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

OUR 2001 REORGANIZATION

As a result of decreased Medicare and Medicaid reimbursement rates introduced by the Balanced Budget Act and other issues, we were unable to meet our then existing financial obligations, including rent payable to Ventas and debt service obligations under our then existing indebtedness. Accordingly, on September 13, 1999, we filed voluntary petitions for protection under the Bankruptcy Code. On March 1, 2001, the Bankruptcy Court approved our Plan of Reorganization. From the date of our bankruptcy filing until we emerged from bankruptcy on April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

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

The Corporate Integrity Agreement became effective on April 20, 2001 and applies to us and our managed entities. The Corporate Integrity Agreement also will apply to newly acquired facilities after a phase-in period of six months. The Corporate Integrity Agreement is scheduled to expire in April 2006.

As required by the Corporate Integrity Agreement, we have engaged the Long Term Care Institute, Inc. to monitor and evaluate our quality improvement program and report its findings to the Office of Inspector General.

The Corporate Integrity Agreement includes compliance requirements which obligate us to:

•	adopt and implement written standards on federal healthcare program requirements with respect to financial and quality of care issues.

•	conduct training each year for all employees to promote compliance with federal healthcare requirements. Currently, every employee undergoes a minimum of one hour of general compliance training annually. We also provide annually at least three hours of specific training, tailored to issues affecting employees with certain job responsibilities, as well as a minimum of two hours of training for care-giving employees focused on quality care. In addition, we continue to operate our internal compliance hotline.

•	put in place a comprehensive internal quality improvement program, which will include establishing committees at the facility, regional and corporate levels to review quality-related data, direct quality improvement activities and implement and monitor corrective action plans. We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends on individual employee action as well as our operations. The Long Term Care Institute, Inc. has assisted in program development and evaluates the program’s integrity and effectiveness for the Office of Inspector General.

•	enhance our current system of internal financial controls to promote compliance with federal healthcare program requirements on billing and related financial issues, including a variety of internal audit and compliance reviews. We have retained an independent review organization to evaluate the integrity and effectiveness of our internal systems. The independent review organization will report annually its findings to the Office of Inspector General.

•	notify the Office of Inspector General within 30 days of our discovery of any ongoing investigation or legal proceeding conducted or brought by a governmental entity or its agents involving any allegation that we have committed a crime or engaged in a fraudulent activity, and within 30 days of our determination that we have received a substantial overpayment relating to any federal healthcare program or any other matter that a reasonable person would consider a potential violation of the federal fraud and abuse laws or other criminal or civil laws related to any federal healthcare program.

•	submit annual reports to the Office of Inspector General demonstrating compliance with the terms of the Corporate Integrity Agreement, including the findings of our internal audit and review program.

The Corporate Integrity Agreement contains standard penalty provisions for breach, which include stipulated cash penalties ranging from $1,000 per day to $2,500 per day for each day we are in breach of the agreement. If we fail to remedy any material breach in the time specified in the agreement, we can be excluded from participation in federal healthcare programs.

We submitted an implementation report to the Office of Inspector General in August 2001 and an annual report each year thereafter. We believe we are currently in compliance with the Corporate Integrity Agreement.

ADDITIONAL INFORMATION

Employees

As of December 31, 2005, we had approximately 38,900 full-time and 12,700 part-time and per diem employees. We had approximately 2,500 unionized employees under 20 collective bargaining agreements as of December 31, 2005.

The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. As a result, we are experiencing challenges in recruiting and retaining qualified staff due to this high demand. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing and therapy personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

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

You also may read or obtain copies of this information in person or by mail from the Public Reference Room of the SEC, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our filings with the SEC also are available to the public on the SEC’s website at www.sec.gov. You also may inspect reports, proxy statements and other information about us at the office of the NASD, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

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

Item 1A.    Risk Factors

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•	our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

•	our ability to meet our rental and debt service obligations,

•	adverse developments with respect to our results of operations or liquidity,

•	our ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, and changes arising from LTAC PPS, including the Proposed Medicare Payment Rule, Medicare Part D and changes in Medicare and Medicaid reimbursements for our nursing centers,

•	national and regional economic conditions, particularly their effect on the availability and cost of labor, materials and other services,

•	our ability to control costs, particularly labor and employee benefit costs,

•	our ability to comply with the terms of our Corporate Integrity Agreement,

•	our ability to successfully pursue our development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability claims,

•	our ability to successfully dispose of unprofitable facilities, and

•	our ability to ensure and maintain an effective system of internal controls over financial reporting.

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2005, we derived approximately 69% of our total revenues from the Medicare and Medicaid programs and approximately 31% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business – Governmental Regulation.”

On January 19, 2006, CMS issued the Proposed Medicare Payment Rule for LTAC hospitals. Based upon our historical Medicare patient volumes, we expect that the Proposed Medicare Payment Rule would reduce Medicare revenues to our hospitals associated with short stay outliers and high cost outliers between $115 million and $120 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Proposed Medicare Payment Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million in annual revenues. The Proposed Medicare Payment Rule would be effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The Proposed Medicare Payment Rule is subject to a 60-day public comment period, and as such, is subject to change.

We are continuing to evaluate the impact that the Proposed Medicare Payment Rule could have on our hospital operations and our hospital development activities. Depending on the final rule from CMS, we will evaluate our operational alternatives to mitigate the potential impact of these reimbursement reductions. If the Proposed Medicare Payment Rule becomes effective in its proposed form, it will have a material adverse effect on our financial position, results of operations and liquidity.

On August 1, 2005, CMS published the final rules related to the DRG weights and the geometric length-of-stay thresholds that take effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%. These changes reduced our hospital Medicare revenues by approximately $9 million in the fourth quarter of 2005. We expect these changes to reduce Medicare revenues to our hospitals between $35 million to $40 million on an annual basis based upon our historical Medicare patient volumes. See “Item 1 – Business – Governmental Regulation – Hospital Division.”

We have had only limited experience operating under LTAC PPS. Operating results under LTAC PPS are subject to changes in patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change or to changes in reimbursement rates. Under LTAC PPS, Medicare reimbursement to our hospitals will be based upon a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control our operating costs. As a result of these uncertainties, we cannot predict the ultimate long-term impact of LTAC PPS on our hospital operating results and we cannot assure you that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations and liquidity. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors.

In addition, CMS is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

In August 2004, CMS announced regulatory changes applicable to LTAC hospitals that are operated as an HIH. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. We currently operate 16 HIHs. We continue to evaluate the impact of the final regulations on our ongoing operations and patient referral patterns. We also consider the impact of these regulations as we pursue HIH development activities. At this time, we expect that these new rules will slow the development of HIHs. Moreover, we cannot assure you that the limitations on payments to HIHs will not be applied, in some form, to freestanding LTAC hospitals in the future. See “Item 1 – Business – Governmental Regulation – Hospital Division.”

Medicare Part D is likely to have a significant impact on our institutional pharmacy business. We provide services to patients and residents and are reimbursed by private pay, Medicare and Medicaid. Under Medicare Part D, effective January 1, 2006, prescription drug coverage for certain Medicare beneficiaries known as dual eligibles (Medicare beneficiaries who are also eligible for Medicaid) will be shifted from Medicaid to Medicare. Under Medicare Part D, we will obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. Accordingly, the implementation of Medicare Part D could negatively impact the pricing and payment for our services. The transition to Medicare Part D also will result in a generally slower payment cycle as we attempt to properly bill and collect payments from various Part D Plans.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. By repealing the federal payment standard for Medicaid reimbursement levels, often referred to as the “Boren Amendment,” the Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As several states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing center operations.

The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA remained in effect until a revised RUGs payment system was established by CMS. Nursing center revenues associated with the 20% upward adjustment approximated $39 million, $38 million and $35 million for the years ended December 31, 2005, 2004 and 2003, respectively. On July 28, 2005, CMS published the final rules related to the revised RUGs payment system for nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005.

In addition, the final rules increase the indexing of RUG categories, expand the total RUG categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap to go into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap.

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

Our failure to pay rent, or Ventas’s exercise of its right to reset the annual aggregate rent, under the Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

We currently lease 39 of our hospitals and 186 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with a material provision of any of our Master Lease Agreements with Ventas would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies could have a material adverse effect on our financial condition and our businesses.

In addition, Ventas has a one-time option to reset the rent and the related rent escalators under each of the Master Lease Agreements to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

Generally, the Master Lease Agreements provide that Ventas can initiate the rent reset procedure under each Master Lease Agreement at any time between January 20, 2006 and July 19, 2007 by delivering a Reset Proposal Notice to us proposing the Fair Market Rental for the balance of the lease term. If we and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, we and Ventas each must select an appraiser. Under the terms of the Master Lease Agreements, these two appraisers then will have ten days to select a third Independent Appraiser. The Independent Appraiser will have 60 days to complete its determination of Fair Market Rental and the annual rent escalator, which determination will be final and binding on the parties. Within 30 days following the Independent Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending us the Final Exercise Notice.

Alternatively, Ventas may decide not to exercise its rent reset option, in which event the rent and existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Lease Agreements. Provided that Ventas exercises its rent reset right in accordance with the Master Lease Agreements, the rent reset will become effective on the later of July 19, 2006 or the date of delivery of the Reset Proposal Notice, which can be no later than July 19, 2007.

For additional information on the rent reset right, see “Item 1 – Business – Master Lease Agreements.”

We have limited operational and strategic flexibility since we lease a substantial number of our facilities.

We lease a substantial number of our facilities from Ventas and other third parties. Under our leases, we generally are required to operate continuously our leased properties as a provider of healthcare services. In addition, these leases generally limit or restrict our ability to assign the lease to another party. Our failure to comply with these lease provisions would result in an event of default under the leases and subject us to material damages, including potential defaults under our revolving credit facility. Given these restrictions, we may be forced to continue operating unprofitable facilities to avoid defaults under our leases. See “Item 1 – Business – Master Lease Agreements.”

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our financial position, results of operations and liquidity.

Over the last few years, we have recorded significant costs for professional liability claims, particularly in our nursing center and hospital operations. We have experienced increases in both the number and size of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorney’s fees. As a result, our professional liability costs have become expensive and can be unpredictable.

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

The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 54% of our consolidated revenues for the year ended December 31, 2005. Our ability to control labor costs will significantly affect our future operating results.

Various states in which we operate hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

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

We could have significant dilution from the exercise of our outstanding warrants

Our Series A warrants and Series B warrants will expire on April 20, 2006. Each Series A warrant allows the holder to purchase two shares of our common stock at an aggregate price of $30.00, while each Series B warrant allows the holder to purchase two shares of our common stock at an aggregate price of $33.33. At December 31, 2005, there were outstanding 1,859,534 Series A warrants and 4,630,343 Series B warrants.

Effective February 27, 2006, we amended the warrant agreement governing our Series A warrants and our Series B warrants. The amendment implements a cashless exercise procedure offering warrant holders the option to pay the exercise price for the warrants in the form of shares of our common stock acquired upon the exercise of such warrants. The cashless exercise procedure will be available to current and subsequent warrant holders beginning February 27, 2006. The warrant agreement did not previously provide for a cashless exercise procedure.

To the extent warrant holders do not avail themselves of the cashless exercise procedure, we intend to repurchase shares of our common stock in the open market with the cash proceeds from the exercise of the warrants over time and subject to market conditions. Our diluted earnings per share is derived by using the treasury stock method of accounting, which assumes that warrants are converted and shares of common stock are repurchased simultaneously. Since the repurchase of our common stock in the open market is subject to certain daily trading volume limitations, the actual dilution resulting from the exercise of the warrants in 2006 may be higher than the levels reported in our historical financial statements.

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

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the confidentiality and security of health-related information. In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. See “Item 1 – Business – Governmental Regulation.”

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

We intend to selectively pursue strategic acquisitions of LTAC hospitals, skilled nursing centers, pharmacies, rehabilitation operations and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

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

We continue to seek acquisitions and other strategic opportunities for each of our businesses which may impact our financial position, results of operations and liquidity.

We continue to seek acquisitions and other strategic opportunities for each of our businesses. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, our short-term and long-term financial position, results of operations and liquidity may be impacted if we complete any such transactions. Moreover, although we would enter into transactions to enhance stockholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks.

If we fail to attract patients and residents and compete effectively with other healthcare providers, our revenues and profitability may decline.

The long-term healthcare services industry is highly competitive. Our hospitals face competition from general short-term acute care hospitals and LTAC hospitals that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation division competes with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources than us and may be more established in the markets in which we compete. Our institutional pharmacies generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers in the markets in which we compete. We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

We have entered into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services to promote our compliance with the requirements of Medicare, Medicaid and all other federal healthcare programs. Under the Corporate Integrity Agreement, we have implemented a comprehensive internal quality improvement program and a system of internal financial controls in our hospitals, nursing centers, pharmacies, rehabilitation operations and regional and corporate offices. We also are subject to extensive reporting requirements under the Corporate Integrity Agreement. The Corporate Integrity Agreement is scheduled to expire in April 2006. A material breach of the Corporate Integrity Agreement could subject us to substantial monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position, results of operations and liquidity. See “Item 1 – Business – Corporate Integrity Agreement.”

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report attesting to management’s assessment of our internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and our independent auditor is required to attest to management’s assessment of our internal controls over financial reporting. Significant resources are required to establish that we are in full compliance with the newly adopted financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Item 1B.    Unresolved Staff Comments

Not applicable.

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

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of us and Ventas against certain former executive officers and directors of us and Ventas. The complaint alleges that the defendants damaged us and Ventas by violating the securities laws, engaging in insider trading, fraud and securities fraud and damaging our reputation and the reputation of Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constituted breaches of the defendants’ duties of loyalty and due care. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure an effective remedy. In October 2002, the defendants moved to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants opposed the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, we again moved to dismiss based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky, which is pending. We believe that the allegations in the complaint are without merit and will continue to defend this action vigorously.

We are a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future which may, either individually or in the aggregate, have a material adverse effect on our financial position, operating results and liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2006) and present and past positions of our current executive officers:

Name	Age	Position
Edward L. Kuntz	60	Executive Chairman of the Board
Paul J. Diaz	44	President and Chief Executive Officer
Richard A. Lechleiter	47	Executive Vice President and Chief Financial Officer
Frank J. Battafarano	55	Executive Vice President and President, Hospital Division
Lane M. Bowen	55	Executive Vice President and President, Health Services Division
Richard E. Chapman	57	Executive Vice President and Chief Administrative and Information Officer
William M. Altman	46	Senior Vice President, Compliance and Government Programs
Benjamin A. Breier	35	President, Peoplefirst Rehabilitation Division
Joseph L. Landenwich	41	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Mark A. McCullough	44	President, Pharmacy Division
Gregory C. Miller	36	Senior Vice President, Corporate Development and Financial Planning
M. Suzanne Riedman	54	Senior Vice President and General Counsel

Edward L. Kuntz has served as our Executive Chairman of the Board since January 1, 2004. Mr. Kuntz served as our Chairman of the Board and Chief Executive Officer from January 1999 to December 31, 2003. He also served as our President from November 1998 to January 2002. He served as our Chief Operating Officer and a director from November 1998 to January 1999. Mr. Kuntz was Chairman and Chief Executive Officer of Living Centers of America, Inc., a leading provider of long-term healthcare, from 1992 to 1997.

Paul J. Diaz has served as one of our directors since May 2002, as our Chief Executive Officer since January 1, 2004 and has served as our President since January 2002. Mr. Diaz served as our Chief Operating Officer from January 2002 to December 31, 2003. From 1996 to July 1998, he served in various executive capacities with Mariner Health Group, Inc. (“Mariner Health”), a long-term healthcare provider, most recently as Executive Vice President and Chief Operating Officer. Prior to joining Mariner Health, Mr. Diaz was Chief Executive Officer of Allegis Health Services, Inc., a long-term healthcare provider, where he also previously served as Chief Financial Officer and General Counsel. Since leaving Mariner Health and prior to joining us, he served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings, and as Chairman and Chief Executive Officer of Capella Senior Living, LLC, a start-up venture to provide long-term healthcare services.

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

Benjamin A. Breier has served as our President, Peoplefirst Rehabilitation division since August 2005. Prior to joining us, Mr. Breier served as Senior Vice President, Operations for Concentra, Inc., a leading provider of workers’ compensation and occupational health services, from December 2003 to August 2005. Mr. Breier served as Director, Operations for Premier Practice Management, Inc. (“Premier”), a group purchasing and quality improvement alliance of healthcare operators, from January 2000 to May 2001 and as Chief Executive Officer of PPM-Atlanta, a regional service organization of Premier, from June 1998 to December 1999.

Joseph L. Landenwich, an attorney and certified public accountant, has served as our Senior Vice President of Corporate Legal Affairs and Corporate Secretary since December 2003. Mr. Landenwich served as Vice President of Corporate Legal Affairs and Corporate Secretary from November 1999 to December 2003. He served as Corporate Counsel from April 1998 to November 1999 and as Assistant Secretary from February 1999 to November 1999. Mr. Landenwich also was Corporate Counsel with our predecessor from September 1996 to April 1998. Prior to joining our predecessor, Mr. Landenwich was in the private practice of law for five years.

Mark A. McCullough, a certified public accountant, has served as our President, Pharmacy Division since February 2003. From March 2001 to February 2003, he served as Vice President of Pharmacy and prior to that as Vice President of Finance for our pharmacy operations from April 2000 to March 2001. Mr. McCullough was the Director of Financial Reporting for Catholic Health Initiatives, a healthcare provider, from December 1998 to March 2000. Mr. McCullough also has held senior financial positions with other healthcare providers and practiced public accounting for nine years.

Gregory C. Miller has served as our Senior Vice President, Corporate Development and Financial Planning since January 2005. He served as Vice President, Corporate Development and Financial Planning from January 2004 to January 2005. Prior to joining us, Mr. Miller served in various positions, most recently as Senior Vice President, for Houlihan Lokey Howard & Zukin, an investment bank, from March 1998 to January 2004, and as a Senior Consultant at KPMG Peat Marwick from May 1996 to March 1998.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

From November 8, 2001 through and including October 26, 2004, our common stock was quoted on the Nasdaq National Market (“Nasdaq”) under the ticker symbol “KIND.” Commencing on October 27, 2004, our common stock has been quoted on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on Nasdaq during 2004 and through and including October 26, 2004. Commencing on October 27, 2004, the prices in the table below represent the high and low sale prices for our common stock as reported on the NYSE. All prices in the table below have been adjusted to give retroactive effect to a 2-for-1 stock split in the form of a 100% stock dividend distributed in May 2004.

	Sales price of common stock
2005	High	Low
First quarter	$35.32	$26.75
Second quarter	$42.02	$30.15
Third quarter	$42.11	$28.56
Fourth quarter	$33.26	$24.74

2004	High	Low
First quarter	$30.65	$23.66
Second quarter	$26.50	$22.21
Third quarter	$27.00	$22.73
Fourth quarter	$30.26	$22.73

The prices noted above for all periods during which our common stock was quoted on Nasdaq represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Our revolving credit facility contains covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors. We have not paid any cash dividends on our common stock.

As of January 31, 2006, there were 522 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

As required by Section 303A. 12 of the NYSE listing standards, on June 1, 2005, Paul J. Diaz, our President and Chief Executive Officer, certified that he was not aware of any violation by us of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer purchases of equity securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
10/1/05 – 10/31/05	–	–	–	$100,000,000
11/1/05 – 11/30/05	873,900	$27.26	873,900	76,136,320
12/1/05 – 12/31/05	879,500	$27.40	879,500	52,036,105

Total	1,753,400	$27.32	1,753,400	$52,036,105

(1)	On August 2, 2005, we announced that our Board of Directors had authorized up to $100 million in repurchases of our common stock and Series A warrants and Series B warrants. Share and warrant repurchases may be made through open market purchases as well as private transactions. The Board of Directors did not establish an expiration date for the repurchase program. To date, we have purchased only common stock under the repurchase program.

Item 6.     Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Reorganized Company					Predecessor Company
	Year ended December 31,				Nine months ended December 31, 2001	Three months ended March 31, 2001
	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$3,923,999	$3,490,276	$3,186,270	$3,023,201	$2,076,579	$669,290

Salaries, wages and benefits	2,112,736	1,937,054	1,803,568	1,713,180	1,171,610	381,393
Supplies	574,911	476,359	421,447	392,942	270,042	86,160
Rent	274,524	258,703	249,625	242,700	174,712	69,664
Other operating expenses	648,496	575,426	540,493	470,152	308,321	108,141
Depreciation and amortization	103,156	89,093	78,078	66,060	47,103	16,389
Interest expense	8,098	12,814	10,312	12,018	14,690	13,985
Investment income	(11,060)	(6,425)	(6,120)	(9,604)	(9,248)	(1,913)

	3,710,861	3,343,024	3,097,403	2,887,448	1,977,230	673,819

Income (loss) from continuing operations before reorganization items and income taxes	213,138	147,252	88,867	135,753	99,349	(4,529)
Reorganization items	(1,639)	(304)	(1,010)	(5,520)	–	(116,049)

Income from continuing operations before income taxes	214,777	147,556	89,877	141,273	99,349	111,520
Provision for income taxes	86,147	60,299	37,491	59,019	42,440	500

Income from continuing operations	128,630	87,257	52,386	82,254	56,909	111,020
Discontinued operations, net of income taxes:
Income (loss) from operations	17,660	(855)	(48,309)	(47,501)	(5,254)	(61,835)
Loss on divestiture of operations	(1,381)	(15,822)	(79,413)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	–	422,791

Net income (loss)	$144,909	$70,580	$(75,336)	$34,753	$51,655	$471,976

Earnings (loss) per common share:
Basic:
Income from continuing operations	$3.45	$2.44	$1.50	$2.37	$1.84	$1.57
Discontinued operations:
Income (loss) from operations	0.47	(0.03)	(1.38)	(1.37)	(0.17)	(0.88)
Loss on divestiture of operations	(0.04)	(0.44)	(2.28)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	–	6.02

Net income (loss)	$3.88	$1.97	$(2.16)	$1.00	$1.67	$6.71

Diluted:
Income from continuing operations	$2.84	$2.06	$1.50	$2.29	$1.56	$1.55
Discontinued operations:
Income (loss) from operations	0.39	(0.02)	(1.38)	(1.32)	(0.15)	(0.86)
Loss on divestiture of operations	(0.03)	(0.37)	(2.27)	–	–	–
Extraordinary gain on extinguishment of debt	–	–	–	–	–	5.90

Net income (loss)	$3.20	$1.67	$(2.15)	$0.97	$1.41	$6.59

Shares used in computing earnings (loss) per common share:
Basic	37,328	35,774	34,880	34,723	31,010	70,261
Diluted	45,239	42,403	35,047	36,001	36,516	71,656
Financial Position:
Working capital	$324,337	$296,577	$265,207	$338,160	$316,847	$286,037
Assets	1,760,561	1,593,293	1,585,414	1,644,178	1,508,874	1,330,022
Long-term debt	26,323	32,544	139,397	162,008	212,269	–
Liabilities subject to compromise	–	–	–	–	–	1,278,223
Stockholder’s equity (deficit)	870,536	719,785	597,565	631,628	590,481	(480,930)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2005, our hospital division operated 74 LTAC hospitals with 5,694 licensed beds in 24 states. Our health services division operated 242 nursing centers with 30,869 licensed beds in 28 states. We also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. Our pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of our hospitals.

From September 13, 1999 until April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On April 20, 2001, the Plan of Reorganization became effective and we emerged from bankruptcy.

Basis of Presentation

In recent years, we completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our consolidated statement of operations for all periods presented. Assets not sold at December 31, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our consolidated balance sheet. See notes 2 and 3 of the notes to consolidated financial statements.

On January 1, 2004, we completed the Rehabilitation Services Reorganization. The historical operating results of our nursing center and rehabilitation services segments were not restated to conform with this business realignment.

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

Revenue recognition

We have agreements with third party payors that provide for payments to each of our operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is reported at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

Favorable settlements of prior year hospital Medicare cost reports aggregated $65 million in 2005, $8 million in 2004 and $10 million in 2003. In addition, we recorded approximately $14 million of income in 2005 and $3 million of income in 2004 related to prior year retroactive nursing center Medicaid rate increases in Indiana and North Carolina, respectively.

See note 6 of the notes to consolidated financial statements.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Medicare	$1,688,538	$1,491,247	$1,340,901
Medicaid	1,257,429	1,134,900	1,028,799
Private and other	1,306,649	1,116,067	876,736

	4,252,616	3,742,214	3,246,436
Eliminations:
Rehabilitation	(200,187)	(161,520)	–
Pharmacy	(128,430)	(90,418)	(60,166)

	(328,617)	(251,938)	(60,166)

	$3,923,999	$3,490,276	$3,186,270

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

The provision for doubtful accounts totaled $15 million for 2005, $21 million for 2004 and $22 million for 2003. In the fourth quarter of 2005, we recorded a $3 million favorable change in estimate related to the provision for doubtful accounts in our pharmacy division.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each of the last three years was 5%. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $252 million at December 31, 2005 and $287 million at December 31, 2004. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $266 million at December 31, 2005 and $302 million at December 31, 2004.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received a return of capital of approximately $30 million from our limited purpose insurance subsidiary in 2005. Prior to 2004, we recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into our limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, we funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements. In 2003, we funded approximately $63 million into our limited purpose insurance subsidiary to satisfy fiscal 2002 funding requirements.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2005 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $76 million for 2005, $71 million for 2004 and $85 million for 2003. Changes in estimates for prior year professional liability costs reduced the 2005 and 2004 professional liability costs by approximately $12 million and $13 million, respectively. While we expect that professional liability costs for 2006 may be higher than the costs recorded over the last three years, we believe that the annual growth rates for professional liability costs appear to be moderating.

During 2005 and 2004, we recorded favorable changes in estimate aggregating $42 million and $18 million, respectively, for professional liability reserves related primarily to our former Florida and Texas nursing centers (included in discontinued operations).

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $78 million at December 31, 2005 and $72 million at December 31, 2004. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $48 million for 2005 and 2004, and $43 million for 2003.

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

Our effective income tax rate was 40.1% in 2005, 40.9% in 2004 and 41.7% in 2003.

There are significant uncertainties with respect to professional liability costs, future government payments to both our hospitals and nursing centers and the outcome of income tax examinations which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. We recognized deferred tax assets totaling $135 million at December 31, 2005 and $161 million at December 31, 2004.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $18 million in 2005, $32 million in 2004 and $27 million in 2003 was treated as an increase to capital in excess of par value and a reduction in the deferred tax valuation allowance.

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

In November 2004, the Internal Revenue Service proposed certain adjustments to our 2000 and 2001 federal income tax returns which we are contesting. The principal proposed adjustment relates to the manner of reduction of our tax attributes, primarily our net operating loss carryforwards, in connection with the emergence of our subsidiaries and us from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating our net operating loss carryforwards. See note 9 of the notes to consolidated financial statements.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with our annual impairment test.

Our other intangible assets are amortized under SFAS 142 using the straight-line method over their estimated useful lives, ranging from 5 to 13 years.

Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in our historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the SEC approved a new rule that delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. We will adopt SFAS 123R on January 1, 2006 and will recognize compensation expense prospectively in our consolidated financial statements for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants. The adoption of SFAS 123R in 2006 is expected to reduce net income by approximately $6 million.

In December 2005, we accelerated the vesting of approximately 944,000 unvested stock options awarded to employees and officers which have exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13 million ($8 million net of income taxes) or $0.18 per diluted share. The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to increase employee morale and retention.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2005, we derived approximately 69% of our total revenues from the Medicare and Medicaid programs and approximately 31% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2005, 2004 and 2003

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2005	2004	2003
Revenues:
Hospital division	$1,608,120	$1,398,658	$1,314,967
Health services division (a)	1,859,498	1,755,095	1,615,553
Rehabilitation division (a)	262,773	228,426	43,483
Pharmacy division	522,225	360,035	272,433

	4,252,616	3,742,214	3,246,436
Eliminations:
Rehabilitation (a)	(200,187)	(161,520)	–
Pharmacy	(128,430)	(90,418)	(60,166)

	(328,617)	(251,938)	(60,166)

	$3,923,999	$3,490,276	$3,186,270

Operating income (loss):
Hospital division	$419,546	$328,950	$304,468
Health services division (a)	224,090	234,785	217,750
Rehabilitation division (a)	32,052	31,431	(1,763)
Pharmacy division	56,837	37,062	26,493
Corporate:
Overhead	(134,514)	(123,749)	(112,635)
Insurance subsidiary	(10,155)	(7,042)	(13,551)

	(144,669)	(130,791)	(126,186)

	587,856	501,437	420,762
Reorganization items	1,639	304	1,010

	$589,495	$501,741	$421,772

(a)	Financial data presented for the year ended December 31, 2003 has not been restated to reflect the Rehabilitation Services Reorganization.

Operating data (Continued):

	Year ended December 31,
	2005	2004	2003
Hospital data:
End of period data:
Number of hospitals	74	72	64
Number of licensed beds	5,694	5,569	5,141

Revenue mix %:
Medicare	67	65	62
Medicaid	6	7	8
Private and other	27	28	30

Admissions:
Medicare	28,870	26,723	25,176
Medicaid	3,222	2,975	2,471
Private and other	6,090	5,508	4,386

	38,182	35,206	32,033

Admissions mix %:
Medicare	76	76	78
Medicaid	8	8	8
Private and other	16	16	14

Patient days:
Medicare	814,922	788,122	811,796
Medicaid	115,377	117,533	124,801
Private and other	227,842	214,227	219,798

	1,158,141	1,119,882	1,156,395

Average length of stay:
Medicare	28.2	29.5	32.2
Medicaid	35.8	39.5	50.5
Private and other	37.4	38.9	50.1
Weighted average	30.3	31.8	36.1

Revenues per admission:
Medicare	$37,298	$33,762	$32,322
Medicaid	30,665	34,462	41,536
Private and other	71,023	71,517	90,880
Weighted average	42,117	39,728	41,050

Revenues per patient day:
Medicare	$1,321	$1,145	$1,002
Medicaid	856	872	822
Private and other	1,898	1,839	1,813
Weighted average	1,388	1,249	1,137

Medicare case mix index (discharged patients only)	1.19	1.23	(a	)

Average daily census	3,173	3,060	3,168

Occupancy %	59.1	59.2	65.8

(a)	Not available.

Operating data (Continued):

	Year ended December 31,
	2005	2004	2003
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	237	236	236
Managed	5	7	7

	242	243	243

Number of licensed beds:
Owned or leased	30,264	30,161	30,184
Managed	605	803	803

	30,869	30,964	30,987

Revenue mix %:
Medicare	33	33	33
Medicaid	49	49	48
Private and other	18	18	19

Patient days (a):
Medicare	1,550,684	1,543,184	1,517,648
Medicaid	6,326,512	6,461,753	6,519,779
Private and other	1,579,870	1,573,697	1,594,813

	9,457,066	9,578,634	9,632,240

Patient day mix %:
Medicare	16	16	16
Medicaid	67	68	68
Private and other	17	16	16

Revenues per patient day:
Medicare Part A	$352	$336	$307
Total Medicare (including Part B)	394	381	347
Medicaid	145	132	120
Private and other	209	199	191
Weighted average	197	183	168

Average daily census	25,910	26,171	26,390

Occupancy %	85.6	86.4	86.9

Rehabilitation data:
Revenue mix %:
Company-operated	76	73	(b	)
Non-affiliated	24	27	(b	)

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	28,657	28,634	28,280
Non-affiliated	64,625	37,561	33,127

	93,282	66,195	61,407

(a)	Excludes managed facilities.
(b)	Not available.

The Year in Review

Fiscal 2005 was a year of solid growth for Kindred. Over the past few years, we have successfully established four separate operating divisions that each provide healthcare services in what is referred to as the “post-acute” sector of healthcare. In 2005, we continued to develop our business model and grow our revenues in each of these businesses while also preparing for challenges in the healthcare marketplace that lie ahead.

Our philosophy of focusing on our people, on quality and on customer service led us to achieve solid business results for the year. During 2005, improvements in our employee recruitment and retention programs resulted in lower employee turnover in each of our four divisions. We also made numerous improvements in our clinical quality measures, particularly in our hospitals and nursing centers. We believe that these investments are an important way to increase patient volumes, improve operating efficiencies and cash flows, and raise the level of performance across our organization going forward.

Our hospital division had another year of strong operating results as we successfully transitioned through our second full year under LTAC PPS. Continued improvements in our quality and customer service measures and the expansion of our sales and marketing programs contributed to 5% growth in same-store admissions, with even stronger growth in our non-government admissions. Average length of stay continued to decline while our key clinical quality measures generally improved compared to last year as a result of progress in our care management programs. Over the past three years, we have added 13 hospitals with 608 licensed beds to our portfolio, significantly expanding the strength and enhancing the competitive profile of this division. Looking ahead, we are exploring other strategic growth opportunities in our hospital division, including the expansion of service lines to utilize unused capacity.

In our health services division, we made progress in improving the quality of care we delivered to our patients and residents in 2005, particularly in the second half of the year. While our financial results in this division generally lagged our expectations, the investments we made in our operations to improve staffing, reduce contract labor costs and enhance our customer service levels are part of a broader initiative to raise the level of our clinical performance to care for higher acuity Medicare and managed care patients in the future. We also continued to execute on our risk management initiatives to provide for a more stable operating environment and better processes to resolve quality and customer service issues when they arise. Our professional liability costs have stabilized during the past two years, in part due to a more effective operational approach to risk management. We also increased significantly the amount of capital spending in this division in 2005 to further support our strategic operating and quality initiatives. In fiscal 2006 and beyond, we will continue to reposition this business through selective acquisitions and divestitures that will improve the overall quality and performance of the portfolio.

In Peoplefirst Rehabilitation, a division we launched in 2004, we are in the early stages of positioning this business to grow beyond the Kindred hospital and nursing center portfolio that currently comprises most of its revenues. After establishing an organizational infrastructure, we made progress in 2005 developing a more effective therapist recruitment and retention program in an increasingly competitive labor market resulting in better operating efficiencies. However, wage rate pressures had a negative impact on our 2005 operating margins. Over the longer term, we believe that this division is positioned to grow its external customer base in a regulatory environment that is generally favorable to providing more rehabilitation therapy services in lower cost settings, particularly nursing centers.

Our pharmacy division, known as KPS, reported a strong year of growth while also preparing for the significant changes associated with Medicare Part D. In fiscal 2005, we reported record levels of revenues and operating income as we grew our same-store external customer base, opened two new pharmacies and successfully completed three strategic acquisitions that added approximately $135 million in annualized revenues. At December 31, 2005, our external customer base comprised almost 70% of our KPS business, a significant change from our business profile when we began operating this business as a separate operating division in 2003. In addition, we expect to add four to six new pharmacies in 2006.

Fiscal 2005 also was a year in which we continued to strengthen our financial position and improve our liquidity. Cash flows from operations were sufficient to fund higher levels of capital spending in our existing asset portfolio, the acquisition of three institutional pharmacies and the repurchase of $48 million of our common stock. Our cash balances at the end of 2005 were higher than a year ago and there were no outstanding borrowings under our revolving credit facility at December 31, 2005. To further strengthen our financial position, we have consistently maintained a fiscal policy of fully funding our limited purpose insurance subsidiary for professional liability and workers compensation claim settlements. At December 31, 2005, assets related to these insurance programs approximated $300 million.

In December 2005, our lenders approved an amendment to our revolving credit facility to expand the amount of available credit from $300 million to $400 million and to increase the amount of permitted acquisitions from $400 million to $500 million, among other things. At December 31, 2005, the remaining permitted acquisition amount aggregated $352 million.

Hospital Division

Revenues increased 15% in 2005 to $1.6 billion and 6% in 2004 to $1.4 billion, primarily as a result of growth in admissions, generally favorable reimbursement rates, new hospital development and in 2005, the previously discussed Medicare cost report settlements. On a same-store basis, revenues increased 8% in 2005 and 4% in 2004.

Admissions rose 8% in 2005 compared to 2004 and 10% in 2004 compared to 2003. Average length of stay declined to 30 days in 2005 compared to 32 days in 2004 and 36 days in 2003. On a same-store basis, admissions rose 5% in 2005 and 4% in 2004.

Hospital wage and benefit costs increased 5% to $685 million in 2005 and were relatively unchanged at $651 million in 2004 compared to $648 million in 2003. Wage and benefit costs for 2005 included $3 million related to a special recognition payment to our non-executive caregivers and employees. Average hourly wage rates grew 4% in both 2005 and 2004, while employee benefit costs increased 5% in 2005 and declined 2% in 2004. The Hospital Services Reorganization that took effect on July 1, 2004 had the effect of reducing hospital wage and benefit costs and increasing other operating expenses in both years.

Professional liability costs were $21 million in 2005, $20 million in 2004 and $23 million in 2003.

Hospital operating income increased 28% in 2005 to $420 million and 8% in 2004 to $329 million. As discussed in note 6 of the notes to consolidated financial statements, hospital operating income for the last three years included certain adjustments. Excluding these items, hospital operating income grew 12% in 2005 and 10% in 2004. Growth in hospital operating income in both periods was primarily attributable to growth in admissions, generally favorable reimbursement rates and operating efficiencies associated with growth in volumes. Operating income in 2005 and 2004 was reduced by approximately $18 million and $8 million, respectively, in connection with the Hospital Services Reorganization. Aggregate operating costs per admission, including costs associated with the Hospital Services Reorganization, increased 2% in 2005 and declined 4% in 2004.

Health Services Division

Revenues increased 6% in 2005 to $1.9 billion and 9% in 2004 to $1.8 billion. Revenues increased in both periods primarily as a result of generally favorable reimbursement rates.

Excluding the retroactive Medicaid rate increases discussed in note 6 of the notes to consolidated financial statements, aggregate revenues per patient day increased 6% in 2005 and 9% in 2004. Aggregate patient days declined 1% in both 2005 and 2004 compared to prior periods.

Nursing center wage and benefit costs increased 6% to $987 million in 2005. Wage and benefit costs for 2005 included $9 million related to a special recognition payment to our non-executive caregivers and employees. In connection with the Rehabilitation Services Reorganization, we transferred approximately 4,000 employees from our nursing centers to the new rehabilitation division. As a result, nursing center wage and benefit costs declined 5% to $934 million in 2004. Average hourly wage rates increased 4% in 2005 and were relatively unchanged in 2004 (primarily as a result of the Rehabilitation Services Reorganization), while employee benefit costs increased 2% in 2005 and declined 6% in 2004.

Professional liability costs totaled $54 million in 2005, $51 million in 2004 and $62 million in 2003.

Nursing center operating income declined 5% in 2005 to $224 million and increased 8% in 2004 to $234 million. Excluding the items discussed in note 6 of the notes to consolidated financial statements, nursing center operating income declined 4% in 2005 and increased 2% in 2004. Despite generally favorable reimbursement rates, nursing center operating income in 2005 declined primarily due to a decline in census and increased wage and contract labor costs in connection with our efforts to enhance the quality of services provided to our patients and residents. The improvement in nursing center operating income in 2004 was primarily attributable to favorable reimbursement rates and a decline in professional liability costs. Aggregate operating costs per patient day increased 9% in both 2005 and 2004.

Rehabilitation Division

Revenues increased 15% to $263 million in 2005 from $228 million in 2004 and $43 million in 2003. The increase in revenues in 2005 was primarily attributable to the Hospital Services Reorganization and price increases. The increase in revenues and operating income in 2004 was primarily attributable to the Rehabilitation Services Reorganization and the Hospital Services Reorganization. Revenues derived from unaffiliated customers aggregated $63 million in 2005, $62 million in 2004 and $43 million in 2003.

Operating income totaled $32 million in both 2005 and 2004 compared to an operating loss of $2 million in 2003. Operating income in 2005 was negatively impacted by challenges related to wage pressures, recruitment costs and retention of therapists in a highly competitive marketplace.

Pharmacy Division

Revenues increased 45% in 2005 to $522 million and 32% in 2004 to $360 million. The increase in revenues in both periods resulted primarily from price increases, same-store growth in non-affiliated customers, the Hospital Services Reorganization and, in 2005, acquisitions. At December 31, 2005, we provided pharmacy services primarily to nursing centers containing 93,300 licensed beds, including 28,700 licensed beds that we operate. The aggregate number of customer licensed beds that we serviced at December 31, 2004 totaled 66,200 compared to 61,400 at December 31, 2003. Aggregate 2005 revenues associated with three acquisitions totaled $86 million.

Our pharmacy operating income increased 53% to $57 million in 2005 and 40% to $37 million in 2004. Excluding the items discussed in note 6 of the notes to consolidated financial statements, pharmacy operating income increased 46% in 2005. Aggregate 2005 operating income associated with three acquisitions totaled $9 million. The cost of goods sold as a percentage of revenues rose to 65.5% in 2005 from 65.1% in 2004 and 63.7% in 2003, primarily as a result of Medicaid reimbursement reductions in certain states and competitive customer pricing. Despite the deterioration in the cost of goods sold ratio, aggregate pharmacy operating margins improved in 2005 and 2004 primarily due to administrative cost efficiencies associated with volume growth and the favorable impact of the Hospital Services Reorganization.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $135 million in 2005, $124 million in 2004 and $113 million in 2003. As a percentage of consolidated revenues, corporate overhead totaled 3.4% in 2005 and 3.5% in both 2004 and 2003. Excluding the items discussed in note 6 of the notes to consolidated financial statements, corporate overhead totaled $127 million in 2005, $118 million in 2004 and $111 million in 2003.

Corporate expenses included the operating losses of our limited purpose insurance subsidiary of $10 million in 2005, $7 million in 2004 and $13 million in 2003.

Reorganization Items

Transactions related to our reorganization have been classified separately in our consolidated statement of operations. Operating results for 2005, 2004 and 2003 included pretax income of approximately $2 million, $0.3 million and $1 million, respectively, from changes in estimates for accrued professional and administrative costs related to our Plan of Reorganization.

Capital Costs

Rent expense increased 6% to $275 million in 2005 and 4% to $258 million in 2004. A substantial portion of the increase in both periods resulted from contractual inflation increases, including those associated with the Master Lease Agreements, growth in the number of leased facilities, and development and acquisition activities.

Depreciation and amortization expense increased to $103 million in 2005 from $89 million in 2004 and $78 million in 2003. The increase was primarily a result of our ongoing capital expenditure program, and development and acquisition activities.

Interest expense aggregated $8 million in 2005 compared to $13 million in 2004 and $10 million in 2003. The decline in interest expense in 2005 was primarily a result of the repayment of our long-term debt in 2004. Interest expense in 2004 included a pretax charge of approximately $1 million resulting from the refinancing of our credit agreements. Interest expense in 2003 was reduced by a $2 million gain from the prepayment of long-term debt.

Investment income related to our excess cash balances and insurance subsidiary investments totaled $11 million in 2005 compared to $6 million in both 2004 and 2003.

Income Taxes

The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 40.1% in 2005, 40.9% in 2004 and 41.7% in 2003.

We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is “more likely than not” that the asset ultimately will be realizable. In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by us, and the resolution of certain income tax contingencies, fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $18 million in 2005, $32 million in 2004 and $27 million in 2003 was treated as an increase to capital in excess of par value. Since our emergence from bankruptcy, these items have resulted in a reduction of the deferred tax valuation allowance of approximately $214 million.

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

Our aggregate net operating loss carryforwards aggregated $187 million and $280 million at December 31, 2005 and 2004, respectively. These carryforwards expire in various amounts through 2024. Substantially all of the net operating loss carryforwards at December 31, 2005 were classified as pre-reorganization deferred tax assets for which we have provided a deferred tax valuation allowance. The cumulative net operating losses attributable to our wholly owned limited purpose insurance subsidiary (included in the aggregate amounts discussed above) which are subject to separate utilization provisions were fully utilized at December 31, 2005 and totaled $32 million at December 31, 2004. See note 9 of the notes to consolidated financial statements.

Consolidated Results

Income from continuing operations before income taxes increased 46% to $215 million in 2005 from $148 million in 2004 and increased 64% in 2004 from $90 million in 2003. Net income from continuing operations increased 47% to $129 million in 2005 compared to $87 million for 2004 and increased 67% in 2004 from $52 million in 2003.

Fourth Quarter Operating Results – Continuing Operations

Operating results for the fourth quarter of 2005 included pretax income of $3 million related to a favorable bad debt adjustment in our pharmacy business, pretax income of $2 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $0.5 million from the dissolution of a pharmacy partnership interest, pretax income of $0.5 million from insurance recoveries related to hurricane losses, a pretax charge of $3 million for investment banking services and consulting fees, and a $0.2 million favorable pretax adjustment related to accrued reorganization costs.

Operating results for the fourth quarter of 2004 included a favorable pretax adjustment of approximately $6 million for professional liability costs, of which approximately $4 million was credited to our nursing center business, and a pretax charge of approximately $3 million related to the write-off of a clinical information system project.

Discontinued Operations

Net income from discontinued operations aggregated $18 million in 2005 compared to net losses of $1 million in 2004 and $48 million in 2003. Discontinued operations included a favorable pretax adjustment of approximately $42 million ($26 million net of income taxes) in 2005 and $18 million ($11 million net of income taxes) in 2004 resulting from a change in estimate for professional liability reserves related primarily to our former nursing centers in Florida and Texas. Professional liability costs approximated $63 million in 2003.

During 2005, we disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center. The pretax loss associated with these transactions totaled $7 million ($4 million net of income taxes).

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

In July 2004, we purchased for resale three leased nursing centers in exchange for total consideration of $19 million. Based upon the expected net realizable value of these properties, we recorded a pretax loss of $12 million ($8 million net of income taxes).

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

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $263 million for 2005, $268 million for 2004 and $119 million for 2003. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our acquisitions and strategic divestiture activities.

Cash and cash equivalents totaled $83 million at December 31, 2005, while long-term debt aggregated $33 million. Based upon our existing cash levels, expected operating cash flows and capital spending (including planned acquisitions), and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs. There were no outstanding borrowings under the revolving credit facility at December 31, 2005.

Operating cash flows in 2005 included $48 million related to favorable settlements of prior year hospital Medicare cost reports.

Operating cash flows in 2004 reflected a substantial improvement in collection of accounts receivable, particularly Medicare receivables in our hospitals. Operating cash flows in 2003 were negatively impacted by slower cash collections of hospital Medicare receivables resulting primarily from certain administrative issues with our third party fiscal intermediary and the transition of our hospitals to LTAC PPS. In 2003, we received approximately $15 million of previously escrowed tax refunds as a result of the favorable conclusion of certain federal income tax examinations for prior years.

In the last two years, we completed several amendments to our revolving credit facility to expand our financial flexibility.

In December 2005, we completed certain amendments to our revolving credit facility. These amendments (a) allowed us to increase the credit capacity from $300 million to $400 million, (b) increased the amount permitted for acquisitions and certain investments from $400 million to $500 million and (c) authorized transactions to acquire ten unprofitable leased nursing centers for resale and enter into a sale and leaseback transaction involving two hospitals currently owned by us. We obtained lender commitments for the increased credit capacity in February 2006. At December 31, 2005, our remaining permitted acquisition amount aggregated $352 million.

In August 2005, we completed certain amendments to our revolving credit facility. These amendments (a) increased the amount permitted for acquisitions and certain investments by us from $150 million to $400 million, (b) provided us with the additional flexibility to repurchase up to $150 million of our common stock and warrants, and (c) increased the permitted capital expenditures in each fiscal year. These amendments also expanded the borrowing base of the revolving credit facility to include certain additional real estate holdings. In addition, these amendments clarified certain regulatory issues and expanded certain representations and covenants by us, none of which are expected to impact our financial flexibility.

In June 2004, we entered into a five-year $300 million revolving credit facility to refinance our existing credit agreements. In connection with the refinancing, we prepaid in full the outstanding balance of our senior secured notes with borrowings under the revolving credit facility.

Amounts borrowed under the revolving credit facility bear interest, at our option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon our adjusted leverage ratio as defined in the revolving credit facility. The revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all our subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The revolving credit facility also allows us, to a limited extent, to pay cash dividends and to repurchase our common stock. The terms of our revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. At December 31, 2005, we were in compliance with the terms of our revolving credit facility.

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

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received a return of capital of approximately $30 million from our limited purpose insurance subsidiary in 2005. These proceeds were used primarily to repay borrowings under our revolving credit facility. As previously discussed, we funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements. We also funded approximately $63 million into our limited purpose insurance subsidiary in 2003 to satisfy fiscal 2002 funding requirements.

In August 2005, our Board of Directors authorized us to execute up to $100 million in common stock and warrant repurchases. During 2005, we repurchased approximately 1.8 million shares of our common stock at an aggregate cost of approximately $48 million. We financed the repurchases from operating cash flows. See “Part II – Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Our Series A warrants and Series B warrants will expire on April 20, 2006. Each Series A warrant allows the holder to purchase two shares of our common stock at an aggregate price of $30.00, while each Series B warrant allows the holder to purchase two shares of our common stock at an aggregate price of $33.33. At December 31, 2005, there were outstanding 1,859,534 Series A warrants and 4,630,343 Series B warrants.

Effective February 27, 2006, we successfully amended the warrant agreement governing our Series A warrants and our Series B warrants. The amendment implements a cashless exercise procedure offering warrant holders the option to pay the exercise price for the warrants in the form of shares of our common stock acquired upon the exercise of such warrants. The cashless exercise procedure will be available to current and subsequent warrant holders beginning February 27, 2006. The warrant agreement did not previously provide for a cashless exercise procedure.

To the extent warrant holders do not avail themselves of the cashless exercise procedure, we intend to repurchase shares of our common stock in the open market with the cash proceeds from the exercise of the warrants over time and subject to market conditions. Our diluted earnings per share is derived by use of the treasury stock method of accounting, which assumes that warrants are converted and shares of common stock are repurchased simultaneously. Since the repurchase of our common stock in the open market is subject to certain daily trading volume limitations, the actual dilution resulting from the exercise of the warrants in 2006 may be higher than the levels reported in our historical financial statements.

Future payments due under long-term debt agreements, lease obligations and certain other contractual commitments as of December 31, 2005 follows (in thousands):

	Payments due by period
Year	Ventas debt obligation (a)	Other long-term debt	Non-cancelable operating leases			Letters of credit and guarantees of indebtedness	Total
			Ventas (b)	Other	Total
2006	$9,236	$67	$189,889	$57,531	$247,420	$974	$257,697
2007	9,559	71	189,889	48,457	238,346	–	247,976
2008	7,122	76	156,119	45,875	201,994	–	209,192
2009	5,985	81	139,233	39,509	178,742	495	185,303
2010	3,520	86	73,558	31,352	104,910	–	108,516
Thereafter	5,496	648	95,013	76,577	171,590	–	177,734

	$40,918	$1,029	$843,701	$299,301	$1,143,002	$1,469	$1,186,418

(a)	In connection with the Florida and Texas Divestiture, we agreed to pay incremental rent aggregating $64 million in varying amounts, generally over seven years, the net present value of which approximated $44 million using a discount rate of 11%. For accounting purposes, the $44 million present value rent obligation was recorded as long-term debt in our consolidated balance sheet. The amounts listed in the table above represent the remaining undiscounted obligation to be paid to Ventas and include total interest to be paid of approximately $9 million.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

During the past several years, our federal income tax payments have been significantly reduced primarily as a result of certain income tax benefits, including the utilization of net operating loss carryforwards, arising in connection with our reorganization. Beginning in 2006, we expect that cash payments of federal income taxes will more closely reflect our provision for income taxes. Accordingly, our operating cash flows in 2006 may decline from the level reported in 2005.

As discussed in note 9 of the notes to consolidated financial statements, we are contesting certain proposed adjustments by the Internal Revenue Service to our 2000 and 2001 federal income tax returns related primarily to our net operating loss carryforwards. During 2005, we realized significant income tax benefits from the utilization of these net operating loss carryforwards. As a result, if the Internal Revenue Service were to prevail on all of the contested issues, we would be required to pay approximately $70 million through December 31, 2005. For financial reporting purposes under fresh-start accounting, substantially all of these payments would be treated as a reduction in currently payable income taxes. Accordingly, we believe that the ultimate resolution of these income tax issues will not have a material impact on our results of operations.

Exercise of the right by Ventas to reset the annual aggregate rent under the Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity. See “Part I – Business – Master Lease Agreements – Reset Rights.”

As a result of the Commonwealth Transaction, we expect to utilize our revolving credit facility in 2006 to fund our working capital and development needs.

Capital Resources

Excluding acquisitions, capital expenditures totaled $126 million in 2005, $92 million in 2004 and $84 million in 2003. Excluding acquisitions, capital expenditures including new hospital development could approximate $175 million to $200 million in 2006. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in each of the last three years were financed through internally generated funds. At December 31, 2005, the estimated cost to complete and equip construction in progress approximated $54 million.

During 2005, we expended $115 million for acquisitions primarily related to the acquisition of three pharmacy businesses. We financed these acquisitions primarily through the use of operating cash flows. Acquisitions during 2004 and 2003 related primarily to certain hospital acquisitions and our strategic divestiture activities in which we acquired previously leased facilities for resale.

On February 28, 2006, we completed the Commonwealth Transaction for a total purchase price of $125 million in cash. The acquisition was primarily financed with borrowings under our revolving credit facility.

Other Information

Effects of Inflation and Changing Prices

We derive a substantial portion of our revenues from the Medicare and Medicaid programs. Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting our ability to recover our cost increases through increased pricing of our healthcare services. Medicare revenues in LTAC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which we operate nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

On January 19, 2006, CMS issued the Proposed Medicare Payment Rule for LTAC hospitals. Based upon our historical Medicare patient volumes, we expect that the Proposed Medicare Payment Rule would reduce Medicare revenues to our hospitals associated with short stay outliers and high cost outliers between $115 million and $120 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Proposed Medicare Payment Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million in annual revenues. The Proposed Medicare Payment Rule would be effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The Proposed Medicare Payment Rule is subject to a 60-day public comment period, and as such, is subject to change.

We are continuing to evaluate the impact that the Proposed Medicare Payment Rule could have on our hospital operations and our hospital development activities. Depending on the final rule from CMS, we will evaluate our operational alternatives to mitigate the potential impact of these reimbursement reductions. If the Proposed Medicare Payment Rule becomes effective in its proposed form, it will have a material adverse effect on our financial position, results of operations and liquidity.

Most of our hospitals have been operating under LTAC PPS since September 1, 2003. Operating results under this system are subject to changes in patient acuity and expense levels in our hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to our hospitals are based upon a fixed payment system. Operating margins in the hospital division could be negatively impacted if we are unable to control the operating costs of the division. As a result of these uncertainties, we cannot predict the ultimate long-term impact of LTAC PPS on our hospital operating results and we can provide no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on our financial position, results of operations or liquidity. In addition, we can provide no assurances that LTAC PPS will not have a material adverse effect on revenues from private and commercial third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from private and commercial third party payors.

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based upon all patient discharges.

CMS is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

On August 1, 2005, CMS published the final rules related to the DRG weights and the geometric length-of-stay thresholds that took effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%. These changes reduced our hospital Medicare revenues by approximately $9 million in the fourth quarter of 2005. We expect these changes to reduce Medicare revenues to our hospitals between $35 million to $40 million on an annual basis based upon our historical Medicare patient volumes.

Medicare payments to our nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005.

In addition, the final rules increase the indexing of RUG categories, expand the total RUG categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap to go into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap.

In January 2005, CMS issued final regulations on Medicare Part D which became effective on January 1, 2006. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the new Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that we serve whose drug costs are currently covered by state Medicaid programs are dual eligibles who will qualify for the new Medicare drug benefit. Accordingly, Medicaid will no longer be a primary payor for the pharmacy services provided to these residents.

At this time, we cannot assess the overall impact of Medicare Part D on our institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including our ongoing relationships with the Part D Plans and the patient mix of our customers. This legislation may reduce revenue and impose additional costs to the industry, particularly in the transition phase. The transition to Medicare Part D also will result in a generally slower payment cycle as we attempt to properly bill and collect payments from various Part D Plans. In addition, we cannot assure you that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

We believe that our operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

Litigation

We are a party to certain material litigation. See note 19 of the notes to consolidated financial statements.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/05
	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas rent obligation:
Principal	$6,154	$7,209	$5,510	$4,889	$2,889	$4,864	$31,515	$31,515
Interest	3,082	2,350	1,612	1,096	631	632	9,403	–

	9,236	9,559	7,122	5,985	3,520	5,496	40,918	31,515
Other	67	71	76	81	86	648	1,029	1,015

	$9,303	$9,630	$7,198	$6,066	$3,606	$6,144	$41,947	$32,530

Average interest rate	10.9%	11.0%	10.9%	10.9%	10.9%	10.4%
Variable rate (a)	$–	$–	$–	$–	$–	$–	$–	$–

(a)	We have no outstanding variable rate long-term debt at December 31, 2005. Interest on borrowings under our revolving credit facility is payable, at our option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon our adjusted leverage ratio as defined in the revolving credit facility.

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-38 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during our quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our consolidated financial statements.

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

Item 14.    Principal Accounting Fees and Services

The information required by this Item is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (a)(2)    Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Stock Purchase Agreement by and among Specialty Healthcare Services, Inc., the Stockholders Listed on Schedule I attached hereto and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated as of April 1, 2002. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities (individually and collectively, “Buyer”), those entities listed on Schedule P thereto as selling entities (“Sellers”) and Jeffrey A. Goldshine, Douglas B. Noble, and MaryCatherine Rumsey (“Signatory Owners”), and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc. (“Buyer Guarantor”), dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Agreement of Sale between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Seller, and Kindred Healthcare Operating, Inc., as Purchaser, dated December 27, 2005.

2.6	Mutual Termination of Purchase and Sale Agreement made on February 28, 2006 between HCRI Massachusetts Properties Trust, a Massachusetts business trust, HCRI Massachusetts Properties Trust II, a Massachusetts business trust, and Kindred Healthcare Operating, Inc., a Delaware corporation.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

4.2	Warrant Agreement, dated as of April 20, 2001, between the Company and Wells Fargo Bank Minnesota, National Association, as Warrant Agent (including forms of Series A Warrant Certificate and Series B Warrant Certificate, respectively). Exhibit 4.1 to the Company’s Form 8-A dated April 20, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.3	Amendment to Warrant Agreement, dated and effective as of February 27, 2006, by and among the Company and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association). Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.1	$300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 1 and Consent dated as of August 2, 2005, under the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 2, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Amendment No. 2 to Credit Agreement and Security Agreement dated as of December 22, 2005, to the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent, as supplemented with additional lender commitments. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred 401(k) Plan. Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred and Affiliates 401(k) Plan. Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Kindred 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated). Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7	Amendment No. 1 to the Kindred 401(k) Plan dated July 1, 2004. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Amendment No. 2 to the Kindred 401(k) Plan dated as of March 8, 2005. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9	Kindred and Affiliates 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated). Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Amendment No. 1 to the Kindred & Affiliates 401(k) Plan dated July 1, 2004. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11	Amendment No. 2 to the Kindred & Affiliates 401(k) Plan dated March 8, 2005. Exhibit 10. 2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.13	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.16	Form of Indemnification Agreement between the Company and each member of its Board of Directors dated October 29, 2001. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17*	Kindred Deferred Compensation Plan, Amended & Restated effective as of January 1, 2005. Exhibit 99.1 to the Company’s Form 8-K dated as of October 27, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19*	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.20*	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21*	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22*	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23*	Company’s 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24*	Amendment No. One to the Company’s Long-Term Incentive Plan, dated effective as of June 21, 2001. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25*	Amendment No. Two to the Company’s Long-Term Incentive Plan, dated effective as of December 16, 2003. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26*	Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.27*	Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.28*	Employment Agreement dated as of February 22, 2006 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29*	Change-in-Control Severance Agreement dated as of February 22, 2006 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30*	Employment Agreement dated as of October 28, 2003 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31*	Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33*	Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37*	Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.41*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*	Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47*	Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48*	Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53*	Employment Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.54*	Change-in-Control Severance Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55*	Employment Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56*	Change-in-Control Severance Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60	Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	Master Lease Agreement dated as of December 12, 2001 by and among Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenants. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62	Letter Agreement dated June 5, 2002 between Ventas Realty, Limited Partnership, Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63	Second Specific Property Lease Amendment by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated May 14, 2003. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.66	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of June 30, 2003. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71	Agreement for Sale of Real Estate and Master Lease Amendments between Ventas Realty, Limited Partnership and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. dated November 5, 2003. Exhibit 10.78 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.79 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73	Master Lease No. 1 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.80 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.81 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75	Master Lease No. 2 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.82 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.83 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.77	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78	Master Lease No. 4 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.85 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79	CMBS Master Lease Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003. Exhibit 10.86 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80	CMBS Master Lease Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Finance I, LLC dated as of December 11, 2003. Exhibit 10.87 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.81	Master Lease Agreement No. 1A, dated as of September 8, 2004, by and among Ventas Realty, Limited Partnership as lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as tenants. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.82	Lease Severance and Amendment Agreement, dated as of September 8, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.83	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620), dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.84	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693), dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.85	Master Lease No. 1 Amendment Agreement, dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.76 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.86	Operations Transfer Agreement dated as of June 18, 2003 between Kindred Healthcare Operating, Inc., Kindred Nursing Centers South, L.L.C., Kindred Nursing Centers East, L.L.C., Senior Health Management, LLC, Florida Institute for Long Term Care, LLC, FI – Bay Pointe, LLC, FI – Boca Raton, LLC, FI – Broward Nursing, LLC, FI – Cape Coral, LLC, FI – Carrolwood Care, LLC, FI – Casa Mora, LLC, FI – Evergreen Woods, LLC, FI – Highland Pines, LLC, FI – Highland Terrace, LLC, FI – Palm Beaches, LLC, FI – Pompano Rehab, LLC, FI – Sanford Rehab, LLC, FI – Tampa, LLC, FI – The Abbey, LLC, FI – The Oaks, LLC, FI – Titusville, LLC, FI – Waldemere, LLC, FI – Windsor Woods, LLC, and FI – Winkler Court, LLC. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.87	Agreement of Sale between Kindred Healthcare Operating, Inc., Kindred Nursing Centers East, L.L.C. and Kindred Nursing Centers South, L.L.C. and WKTM – Florida, LLC dated as of June 18, 2003. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.88	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.89	Cash Escrow Agreement dated April 20, 2001 by and among the Company, Ventas, Inc. and State Street Bank and Trust Company, as Escrow Agent. Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.90	Excess Stock Trust Agreement by and among the Company, as Settlor, Ventas, Inc., and State Street Bank and Trust Company, N.A., as Trustee, dated April 20, 2001. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.91	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Vencor, Inc. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended September 30, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.92*	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.93*	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.94*	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.95*	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.96*	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.97*	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.98*	Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated. Appendix B to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.99	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated.

10.100	Administrative Resolution Agreement between Kindred Healthcare, Inc. and Mutual of Omaha Insurance Company. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 21, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.101	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit number	Description of document

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-38 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 8, 2006

KINDRED HEALTHCARE, INC.

/s/    Paul J. Diaz

By:

Paul J. Diaz

President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	March 8, 2006

/s/ Michael J. Embler Michael J. Embler	Director	March 8, 2006

/s/ Garry N. Garrison Garry N. Garrison	Director	March 8, 2006

/s/ Isaac Kaufman Isaac Kaufman	Director	March 8, 2006

/s/ John H. Klein John H. Klein	Director	March 8, 2006

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	March 8, 2006

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	March 8, 2006

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2006

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2006

/s/ John J. Lucchese John J. Lucchese	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	March 8, 2006

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Kindred Healthcare, Inc.:

We have completed integrated audits of Kindred Healthcare, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 8, 2006

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues	$3,923,999	$3,490,276	$3,186,270

Salaries, wages and benefits	2,112,736	1,937,054	1,803,568
Supplies	574,911	476,359	421,447
Rent	274,524	258,703	249,625
Other operating expenses	648,496	575,426	540,493
Depreciation and amortization	103,156	89,093	78,078
Interest expense	8,098	12,814	10,312
Investment income	(11,060)	(6,425)	(6,120)

	3,710,861	3,343,024	3,097,403

Income from continuing operations before reorganization items and income taxes	213,138	147,252	88,867
Reorganization items	(1,639)	(304)	(1,010)

Income from continuing operations before income taxes	214,777	147,556	89,877
Provision for income taxes	86,147	60,299	37,491

Income from continuing operations	128,630	87,257	52,386
Discontinued operations, net of income taxes:
Income (loss) from operations	17,660	(855)	(48,309)
Loss on divestiture of operations	(1,381)	(15,822)	(79,413)

Net income (loss)	$144,909	$70,580	$(75,336)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$3.45	$2.44	$1.50
Discontinued operations:
Income (loss) from operations	0.47	(0.03)	(1.38)
Loss on divestiture of operations	(0.04)	(0.44)	(2.28)

Net income (loss)	$3.88	$1.97	$(2.16)

Diluted:
Income from continuing operations	$2.84	$2.06	$1.50
Discontinued operations:
Income (loss) from operations	0.39	(0.02)	(1.38)
Loss on divestiture of operations	(0.03)	(0.37)	(2.27)

Net income (loss)	$3.20	$1.67	$(2.15)

Shares used in computing earnings (loss) per common share:
Basic	37,328	35,774	34,880
Diluted	45,239	42,403	35,047

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$83,420	$69,128
Cash–restricted	5,135	6,054
Insurance subsidiary investments	231,134	238,856
Accounts receivable less allowance for loss of $62,078 – 2005 and $60,320 – 2004	479,605	400,517
Inventories	43,731	35,025
Deferred tax assets	61,078	70,137
Assets held for sale	12,056	22,672
Other	28,805	31,954

	944,964	874,343
Property and equipment, at cost:
Land	28,777	30,537
Buildings	397,698	355,179
Equipment	413,781	349,221
Construction in progress	50,753	30,649

	891,009	765,586
Accumulated depreciation	(369,393)	(273,880)

	521,616	491,706

Goodwill	69,879	31,582
Insurance subsidiary investments	48,796	41,651
Deferred tax assets	73,750	91,180
Other	101,556	62,831

	$1,760,561	$1,593,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,547	$122,176
Salaries, wages and other compensation	244,851	230,056
Due to third party payors	26,642	33,910
Professional liability risks	70,090	82,609
Other accrued liabilities	79,704	76,985
Income taxes	58,572	26,748
Long-term debt due within one year	6,221	5,282

	620,627	577,766

Long-term debt	26,323	32,544
Professional liability risks	182,113	204,713
Deferred credits and other liabilities	60,962	58,485

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 37,331 shares – December 31, 2005 and 37,189 shares – December 31, 2004	9,333	9,297
Capital in excess of par value	673,358	636,015
Deferred compensation	(14,228)	(7,353)
Accumulated other comprehensive income (loss)	(60)	468
Retained earnings	202,133	81,358

	870,536	719,785

	$1,760,561	$1,593,293

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2002	35,298	$8,824	$543,197	$(6,967)	$460	$86,114	$631,628
Comprehensive loss:
Net loss						(75,336)	(75,336)
Net unrealized investment losses, net of income taxes					(112)		(112)

Comprehensive loss							(75,448)
Grant of non-vested restricted stock	544	137	6,905	(7,042)			–
Issuance of common stock in connection with employee benefit plans	498	124	7,757				7,881
Deferred compensation amortization				5,828			5,828
Pre-emergence deferred tax valuation allowance adjustment			26,562				26,562
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,014				1,014
Other			(41)	141			100

Balances, December 31, 2003	36,340	9,085	585,394	(8,040)	348	10,778	597,565
Comprehensive income:
Net income						70,580	70,580
Net unrealized investment gains, net of income taxes					120		120

Comprehensive income							70,700
Grant of non-vested restricted stock	271	68	6,493	(6,561)			–
Issuance of common stock in connection with employee benefit plans	578	144	8,634				8,778
Deferred compensation amortization				7,217			7,217
Pre-emergence deferred tax valuation allowance adjustment			32,093				32,093
Income tax benefit in connection with the issuance of common stock under employee benefit plans			2,062				2,062
Other			1,339	31			1,370

Balances, December 31, 2004	37,189	9,297	636,015	(7,353)	468	81,358	719,785
Comprehensive income:
Net income						144,909	144,909
Net unrealized investment losses, net of income taxes					(528)		(528)

Comprehensive income							144,381
Grant of non-vested restricted stock	521	130	16,224	(16,354)			–
Issuance of common stock in connection with employee benefit plans	550	137	8,610			(218)	8,529
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(184)	(46)	(3,262)			(3,647)	(6,955)
Issuance of common stock in connection with warrant exercises	1,008	253	16,091				16,344
Repurchase of common stock, at cost	(1,753)	(438)	(27,257)			(20,269)	(47,964)
Deferred compensation amortization				9,470			9,470
Pre-emergence deferred tax valuation allowance adjustment			18,186				18,186
Income tax benefit in connection with the issuance of common stock under employee benefit plans			9,107				9,107
Other			(356)	9			(347)

Balances, December 31, 2005	37,331	$9,333	$673,358	$(14,228)	$(60)	$202,133	$870,536

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$144,909	$70,580	$(75,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,506	91,474	83,301
Amortization of deferred compensation costs	9,470	7,217	5,828
Provision for doubtful accounts	14,867	23,222	29,575
Deferred income taxes	50,286	45,981	(8,500)
Loss on divestiture of discontinued operations	1,381	15,822	79,413
Reorganization items	(1,639)	(304)	(1,010)
Other	(2,687)	7,632	1,278
Change in operating assets and liabilities:
Accounts receivable	(70,555)	2,541	(52,977)
Inventories and other assets	(3,509)	5,368	19,403
Accounts payable	4,413	(5,136)	(3,624)
Income taxes	37,254	10,347	11,585
Due to third party payors	(7,268)	2,504	6,229
Other accrued liabilities	(18,295)	(9,119)	24,130

Net cash provided by operating activities	263,133	268,129	119,295

Cash flows from investing activities:
Purchase of property and equipment	(126,063)	(92,388)	(84,096)
Acquisition of healthcare facilities	(114,818)	(58,212)	(149,266)
Sale of assets	17,199	29,826	66,741
Purchase of insurance subsidiary investments	(336,391)	(113,033)	(156,774)
Sale of insurance subsidiary investments	334,820	75,918	61,940
Net change in insurance subsidiary cash and cash equivalents	1,899	(23,511)	22,477
Net change in other investments	3,344	4,405	1,059
Other	(215)	4,591	1,413

Net cash used in investing activities	(220,225)	(172,404)	(236,506)

Cash flows from financing activities:
Repayment of long-term debt	(5,282)	(105,023)	(62,219)
Payment of deferred financing costs	(702)	(5,120)	(3,677)
Issuance of common stock	24,873	8,778	7,881
Repurchase of common stock	(47,964)	–	–
Other	459	8,244	(2,320)

Net cash used in financing activities	(28,616)	(93,121)	(60,335)

Change in cash and cash equivalents	14,292	2,604	(177,546)
Cash and cash equivalents at beginning of period	69,128	66,524	244,070

Cash and cash equivalents at end of period	$83,420	$69,128	$66,524

Supplemental information:
Interest payments	$6,274	$10,412	$12,072
Income tax payments	9,662	3,435	4,163
Rental payments to Ventas, Inc.	187,748	182,324	185,737

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

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the consolidated statement of operations for all periods presented. See Notes 2 and 3.

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

Impact of recent accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncement (Continued)

recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) approved a new rule that delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006 and will recognize compensation expense prospectively in its consolidated financial statements for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants. The adoption of SFAS 123R in 2006 is expected to reduce net income by approximately $6 million.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Medicare	$1,688,538	$1,491,247	$1,340,901
Medicaid	1,257,429	1,134,900	1,028,799
Private and other	1,306,649	1,116,067	876,736

	4,252,616	3,742,214	3,246,436
Eliminations:
Rehabilitation	(200,187)	(161,520)	–
Pharmacy	(128,430)	(90,418)	(60,166)

	(328,617)	(251,938)	(60,166)

	$3,923,999	$3,490,276	$3,186,270

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance subsidiary investments

The Company maintains investments, consisting principally of money market funds, mortgage backed securities, corporate bonds, commercial paper, U.S. Treasury notes and equities, for the payment of claims and expenses related to professional liability and workers compensation claims. These investments have been categorized as available-for-sale and are reported at fair value. The Company’s insurance subsidiary investments are classified in the consolidated balance sheet based upon their expected maturities. Expected maturities may

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance subsidiary investments (Continued)

differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification basis. See Note 11.

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

Inventories

Inventories consist primarily of pharmaceutical and medical supplies and are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Depreciation expense, computed by the straight-line method, was $101.0 million for 2005, $89.1 million for 2004 and $78.1 million for 2003. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from 5 to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Goodwill and other intangible assets

Intangible assets are comprised primarily of goodwill, customer relationship assets and non-compete agreements all originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with the annual impairment test.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

A summary of goodwill follows (in thousands):

	Hospital division	Pharmacy division	Total
Balances, January 1, 2004	$31,417	$–	$31,417
Pharmacy acquisition	–	705	705
Other	(540)	–	(540)

Balances, December 31, 2004	30,877	705	31,582
Pharmacy acquisitions	–	38,803	38,803
Other	(1,015)	509	(506)

Balances, December 31, 2005	$29,862	$40,017	$69,879

The Company’s other intangible assets, related entirely to the Company’s pharmacy division, are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from 5 to 13 years. A summary of intangible assets at December 31 follows (in thousands):

	2005			2004
	Cost	Accumulated amortization	Net cost	Cost	Accumulated amortization	Net cost
Customer relationship assets	$34,155	$(1,577)	$32,578	$655	$(22)	$633
Non-compete agreements	1,925	(186)	1,739	25	(1)	24
Trademark	400	(400)	–	–	–	–

	$36,480	$(2,163)	$34,317	$680	$(23)	$657

Intangible assets were classified as noncurrent assets. Amortization expense computed by the straight-line method totaled $2.2 million for 2005. Amortization expense was not significant for 2004 and 2003.

Estimated annual amortization expense for intangible assets at December 31, 2005 will approximate $3.2 million for each of the years 2006 through 2009 and will approximate $2.9 million for 2010.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Long-lived assets (Continued)

group of facilities under a master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

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

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of outstanding warrants as well as stock options and non-vested restricted stock issued under various incentive compensation plans.

Stock option accounting

The Company followed APB 25 and related interpretations in accounting for its employee stock options through December 31, 2005 because the alternative fair value accounting provided for under SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. The Company will adopt SFAS 123R on January 1, 2006 and will recognize compensation expense prospectively in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants.

In December 2005, the Company accelerated the vesting of approximately 944,000 unvested stock options awarded to employees and officers which have exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13.2 million ($8.3 million net of income taxes) or $0.18 per diluted share. The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to increase employee morale and retention.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Stock option accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Net income (loss), as reported	$144,909	$70,580	$(75,336)
Adjustments:
Stock-based employee compensation expense included in reported net income (loss)	5,844	4,564	5,828
Stock-based employee compensation expense determined under fair value based method	(21,436)	(11,073)	(11,368)

Pro forma net income (loss)	$129,317	$64,071	$(80,876)

Earnings (loss) per common share:
As reported:
Basic	$3.88	$1.97	$(2.16)
Diluted	$3.20	$1.67	$(2.15)
Pro forma:
Basic	$3.46	$1.79	$(2.32)
Diluted	$2.83	$1.48	$(2.31)

NOTE 2 – DIVESTITURES

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

Assets not sold at December 31, 2005 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the consolidated balance sheet. At December 31, 2005, the Company held for sale two hospitals and one nursing center, the estimated net realizable value of which approximated $12 million.

A summary of the Company’s divestiture transactions follows.

2005 divestitures

During 2005, the Company disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center. The pretax loss associated with these transactions totaled $6.6 million ($4.1 million net of income taxes).

2004 divestitures

In December 2004, the Company purchased for resale two hospitals formerly leased from Ventas, Inc. (“Ventas”). The Company paid $21.1 million to purchase the facilities and $0.5 million in lease termination fees. The annual rent of approximately $1.2 million terminated upon the closing of the purchase transaction. Based upon the expected net realizable value of the two properties, the Company recorded a pretax loss of $13.3 million ($8.2 million net of income taxes).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – DIVESTITURES (Continued)

2004 divestitures (Continued)

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations in 2005 and 2004 included favorable pretax adjustments of approximately $42.3 million ($26.0 million net of income taxes) and $18.0 million ($11.1 million net of income taxes), respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues	$54,858	$131,641	$271,493

Salaries, wages and benefits	32,368	83,273	175,682
Supplies	5,054	9,642	25,411
Rent	3,185	6,642	21,879
Other operating expenses (income)	(15,431)	31,846	122,304
Depreciation	1,350	2,381	5,223
Interest expense	7	4	13
Investment income	(390)	(756)	(467)

	26,143	133,032	350,045

Income (loss) from operations before income taxes	28,715	(1,391)	(78,552)
Income tax provision (benefit)	11,055	(536)	(30,243)

Income (loss) from operations	17,660	(855)	(48,309)
Loss on divestiture of operations, net of income taxes	(1,381)	(15,822)	(79,413)

	$16,279	$(16,677)	$(127,722)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
Hospital division:
Hospitals	$12,063	$28,074	$49,818
Ancillary services	14	(99)	5,559

	12,077	27,975	55,377
Health services division	42,781	103,738	207,021
Pharmacy division	–	(72)	9,095

	$54,858	$131,641	$271,493

Operating income (loss):
Hospital division:
Hospitals	$(760)	$(2,743)	$(1,505)
Ancillary services	29	(128)	(402)

	(731)	(2,871)	(1,907)
Health services division	33,588	9,435	(50,095)
Pharmacy division	10	316	98

	$32,867	$6,880	$(51,904)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

	Year ended December 31,
	2005	2004	2003
Rent:
Hospital division:
Hospitals	$146	$1,576	$4,724
Ancillary services	2	(54)	784

	148	1,522	5,508
Health services division	3,037	5,056	16,008
Pharmacy division	–	64	363

	$3,185	$6,642	$21,879

Depreciation:
Hospital division:
Hospitals	$–	$786	$1,514
Ancillary services	–	–	198

	–	786	1,712
Health services division	1,350	1,595	3,462
Pharmacy division	–	–	49

	$1,350	$2,381	$5,223

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2005	2004
Current assets:
Property and equipment, net	$11,587	$18,793
Other	469	3,879

	12,056	22,672
Current liabilities (included in other accrued liabilities)	(266)	(1,245)

	$11,790	$21,427

NOTE 4 – PHARMACY ACQUISITIONS

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Acquisition aggregated $10.8 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to $0.8 million may occur through September 2006 as a result of contingent consideration in accordance with the acquisition agreement.

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Acquisition”). The transaction was financed through the use of existing cash and the Company’s revolving credit facility. Goodwill recorded in connection with the SCP Acquisition aggregated $16.5 million. The purchase price also included acquired identifiable intangible assets totaling $10.4 million that will be amortized over approximately 13 years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – PHARMACY ACQUISITIONS (Continued)

On November 1, 2005, the Company acquired the assets of RXPERTS, Inc., an operator of an institutional pharmacy in Illinois (the “RXPERTS Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the RXPERTS Acquisition aggregated $11.5 million. The purchase price also included acquired identifiable intangible assets totaling $14.1 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to $3.5 million may occur through July 2007 as a result of contingent consideration in accordance with the acquisition agreement.

A preliminary summary of these acquisitions follows (in thousands):

	PPI Acquisition	SCP Acquisition	RXPERTS Acquisition
Fair value of assets acquired, including goodwill and other intangible assets	$30,893	$37,323	$39,348
Fair value of liabilities assumed	(21)	(575)	(4,210)

Net cash paid	$30,872	$36,748	$35,138

NOTE 5 – REORGANIZATION ITEMS

Transactions related to the Plan of Reorganization have been classified separately in the consolidated statement of operations. Operating results for 2005, 2004 and 2003 included income of $1.6 million, $0.3 million and $1.0 million, respectively, resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Fourth quarter 2005

Operating results for the fourth quarter of 2005 included pretax income of $2.8 million related to a favorable bad debt adjustment in the Company’s pharmacy business, pretax income of $1.7 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $0.5 million from the dissolution of a pharmacy partnership interest, pretax income of $0.5 million from insurance recoveries related to hurricane losses and a pretax charge of $2.6 million for investment banking services and consulting fees.

Third quarter 2005

Operating results for the third quarter of 2005 included pretax income of $5.9 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $0.7 million related to prior year retroactive nursing center Medicaid rate increases in the state of Indiana, a $0.7 million favorable adjustment related to a special recognition payment to non-executive caregivers and employees, and a pretax charge of $2.1 million related to costs associated with Hurricane Katrina and Hurricane Rita.

Second quarter 2005

Operating results for the second quarter of 2005 included pretax income of $54.6 million related primarily to the settlement of a prior year hospital Medicare cost report issue which was under appeal and pretax income of $13.7 million related to prior year retroactive nursing center Medicaid rate increases in the state of Indiana.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Second quarter 2005 (Continued)

Operating results for the second quarter of 2005 also included pretax charges of $14.8 million related to a special recognition payment to non-executive caregivers and employees and a pretax charge of $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,863	$–
Health services division	9,013	–
Rehabilitation division	1,039	–
Pharmacy division	658	–
Corporate	225	5,000

	$14,798	$5,000

First quarter 2005

Operating results for the first quarter of 2005 included pretax income of $2.9 million related to favorable settlements of prior year hospital Medicare cost reports.

Fourth quarter 2004

Operating results for the fourth quarter of 2004 included a favorable pretax adjustment of $5.7 million related to a change in estimate for professional liability costs and a pretax charge of $3.3 million related to the write-off of a clinical information system project.

Third quarter 2004

Operating results for the third quarter of 2004 included pretax income of $1.6 million related to favorable settlements of prior year hospital Medicare cost reports and a pretax charge of $3.4 million related to a terminated pension plan.

Second quarter 2004

Operating results for the second quarter of 2004 included pretax income of $3.9 million related to favorable settlements of prior year hospital Medicare cost reports and pretax income of $3.0 million related to prior year retroactive nursing center Medicaid rate increases in the state of North Carolina.

Pretax income in the second quarter of 2004 included $0.6 million of investment income resulting from the recovery of certain surety deposits.

First quarter 2004

Operating results for the first quarter of 2004 included pretax income of $2.2 million related to favorable settlements of prior year hospital Medicare cost reports.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Fourth quarter 2003

Operating results for the fourth quarter of 2003 included a favorable pretax adjustment of $3.4 million related to a change in estimate for professional liability costs and a pretax charge of $3.0 million related to special incentive compensation awards.

Third quarter 2003

During the third quarter of 2003, the Company recorded pretax income of $10.0 million related to favorable settlements of prior year hospital Medicare cost reports.

The Company’s hospital operating results in the third quarter of 2003 included favorable pretax Medicare reimbursement adjustments of $3.8 million that resulted from the conversion to the Medicare prospective payment system for long-term acute care (“LTAC”) hospitals.

First quarter 2003

Operating results for the first quarter of 2003 included a pretax charge of $7.7 million related to a change in estimate for prior year professional liability costs, most of which related to the Company’s nursing center business.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – EARNINGS PER SHARE

A computation of the earnings per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Earnings (loss):
Income from continuing operations	$128,630	$87,257	$52,386
Discontinued operations, net of income taxes:
Income (loss) from operations	17,660	(855)	(48,309)
Loss on divestiture of operations	(1,381)	(15,822)	(79,413)

Net income (loss)	$144,909	$70,580	$(75,336)

Shares used in the computation:
Weighted average shares outstanding – basic computation	37,328	35,774	34,880
Dilutive effect of certain securities:
Warrants	6,548	5,194	–
Employee stock options	927	916	123
Non-vested restricted stock	436	519	44

Adjusted weighted average shares outstanding – diluted computation	45,239	42,403	35,047

Earnings (loss) per common share:
Basic:
Income from continuing operations	$3.45	$2.44	$1.50
Discontinued operations:
Income (loss) from operations	0.47	(0.03)	(1.38)
Loss on divestiture of operations	(0.04)	(0.44)	(2.28)

Net income (loss)	$3.88	$1.97	$(2.16)

Diluted:
Income from continuing operations	$2.84	$2.06	$1.50
Discontinued operations:
Income (loss) from operations	0.39	(0.02)	(1.38)
Loss on divestiture of operations	(0.03)	(0.37)	(2.27)

Net income (loss)	$3.20	$1.67	$(2.15)

NOTE 8 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily to nursing centers and LTAC hospitals. The pharmacy division provides pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

On January 1, 2004, the Company reorganized its rehabilitation services business into a separate operating division by transferring its internal rehabilitation personnel from its nursing centers and consolidating them with its external rehabilitation business. The historical operating results of the Company’s nursing center and rehabilitation services segments were not restated to conform with the new business realignment.

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

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenues:
Hospital division	$1,608,120	$1,398,658	$1,314,967
Health services division	1,859,498	1,755,095	1,615,553
Rehabilitation division	262,773	228,426	43,483
Pharmacy division	522,225	360,035	272,433

	4,252,616	3,742,214	3,246,436
Eliminations:
Rehabilitation	(200,187)	(161,520)	–
Pharmacy	(128,430)	(90,418)	(60,166)

	(328,617)	(251,938)	(60,166)

	$3,923,999	$3,490,276	$3,186,270

Income from continuing operations:
Operating income (loss):
Hospital division	$419,546	$328,950	$304,468
Health services division	224,090	234,785	217,750
Rehabilitation division	32,052	31,431	(1,763)
Pharmacy division	56,837	37,062	26,493
Corporate:
Overhead	(134,514)	(123,749)	(112,635)
Insurance subsidiary	(10,155)	(7,042)	(13,551)

	(144,669)	(130,791)	(126,186)

	587,856	501,437	420,762
Reorganization items	1,639	304	1,010

Operating income	589,495	501,741	421,772
Rent	(274,524)	(258,703)	(249,625)
Depreciation and amortization	(103,156)	(89,093)	(78,078)
Interest, net	2,962	(6,389)	(4,192)

Income before income taxes	214,777	147,556	89,877
Provision for income taxes	86,147	60,299	37,491

	$128,630	$87,257	$52,386

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2005	2004	2003
Rent:
Hospital division	$100,856	$93,631	$91,760
Health services division	165,131	158,957	154,571
Rehabilitation division	3,243	2,839	472
Pharmacy division	4,935	3,044	2,578
Corporate	359	232	244

	$274,524	$258,703	$249,625

Depreciation and amortization:
Hospital division	$40,948	$35,077	$29,753
Health services division	32,636	26,457	24,283
Rehabilitation division	231	159	83
Pharmacy division	5,751	2,434	2,177
Corporate	23,590	24,966	21,782

	$103,156	$89,093	$78,078

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$45,303	$30,147	$26,116
Health services division	50,346	36,703	29,169
Rehabilitation division	653	368	144
Pharmacy division	6,963	4,829	4,207
Corporate:
Information systems	20,404	15,827	21,493
Other	2,394	4,514	2,967

	$126,063	$92,388	$84,096

Assets at end of period:
Hospital division	$560,767	$515,353
Health services division	385,864	366,164
Rehabilitation division	7,124	7,701
Pharmacy division	188,914	60,146
Corporate	617,892	643,929

	$1,760,561	$1,593,293

Goodwill:
Hospital division	$29,862	$30,877
Pharmacy division	40,017	705

	$69,879	$31,582

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

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$36,204	$25,735	$46,242
State	5,887	4,184	7,512

	42,091	29,919	53,754
Deferred	44,056	30,380	(16,263)

	$86,147	$60,299	$37,491

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Income tax expense at federal rate	$75,172	$51,645	$31,457
State income tax expense, net of federal income tax expense	7,517	5,165	3,146
Other items, net	3,458	3,489	2,888

	$86,147	$60,299	$37,491

A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (in thousands):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$14,615	$–	$–	$7,655
Insurance	39,202	–	42,987	–
Accounts receivable allowances	47,908	–	57,745	–
Compensation	31,229	–	32,097	–
Net operating losses	72,008	–	107,900	–
Assets held for sale	3,712	–	12,141	–
Other	52,332	–	53,851	–

	261,006	$–	306,721	$7,655

Reclassification of deferred tax liabilities	–		(7,655)

Net deferred tax assets	261,006		299,066
Valuation allowance	(126,178)		(137,749)

	$134,828		$161,317

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

Deferred income taxes totaling $61.1 million and $70.1 million at December 31, 2005 and 2004, respectively, were classified as current assets, and deferred income taxes totaling $73.7 million and $91.2 million at December 31, 2005 and 2004, respectively, were classified as noncurrent assets.

In 2003, the pre-reorganization deferred tax assets realized, amounts which have been considered “more likely than not” to be realized by the Company, and the resolution of certain income tax contingencies fully eliminated the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $18.2 million in 2005 and $32.1 million in 2004 was treated as an increase to capital in excess of par value and a reduction in the deferred tax valuation allowance.

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

The Company had NOLs of $187.0 million and $280.3 million (after the reductions in the attributes discussed above) at December 31, 2005 and 2004, respectively. The NOLs expire in various amounts through 2024. Substantially all of the NOLs at December 31, 2005 were classified as pre-reorganization deferred tax assets for which the Company has provided a deferred tax valuation allowance. The cumulative NOLs attributable to the Company’s wholly owned limited purpose insurance subsidiary (included in the aggregate amounts discussed above) which are subject to separate utilization provisions were fully utilized at December 31, 2005 and totaled $32.4 million at December 31, 2004.

In November 2004, the examination division of the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, the Company is vigorously contesting the proposed adjustments with the IRS appeals division. During 2005, the Company realized significant income tax benefits from the utilization of its NOLs. As a result, if the IRS were to prevail on all of the contested issues, the Company would be required to pay approximately $70 million through December 31, 2005. For financial reporting purposes under fresh-start accounting, substantially all of these payments would be treated as a reduction in currently payable income taxes. Accordingly, the Company believes that the ultimate resolution of these income tax issues will not have a material impact on the Company’s results of operations.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Professional liability:
Continuing operations	$76,112	$71,191	$84,822
Discontinued operations	(34,769)	(7,768)	62,967

Workers compensation:
Continuing operations	$47,757	$48,029	$43,093
Discontinued operations	2,008	4,352	5,776

A summary of the assets and liabilities related to insurance risks included in the consolidated balance sheet at December 31 follows (in thousands):

	2005			2004
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$142,654	$88,480	$231,134	$172,266	$66,590	$238,856
Reinsurance recoverables	2,404	–	2,404	2,103	–	2,103

	145,058	88,480	233,538	174,369	66,590	240,959
Non-current:
Insurance subsidiary investments	48,796	–	48,796	41,651	–	41,651
Reinsurance recoverables	8,186	–	8,186	8,306	–	8,306
Deposits	7,250	1,720	8,970	6,750	1,705	8,455
Other	3	102	105	6	160	166

	64,235	1,822	66,057	56,713	1,865	58,578

	$209,293	$90,302	$299,595	$231,082	$68,455	$299,537

Liabilities:
Allowance for insurance risks:
Current	$70,090	$24,707	$94,797	$82,609	$23,571	$106,180
Non-current	182,113	53,421	235,534	204,713	48,724	253,437

	$252,203	$78,128	$330,331	$287,322	$72,295	$359,617

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

Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $266 million at December 31, 2005 and $302 million at December 31, 2004.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2005				2004
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents	$130,383	$–	$–	$130,383	$132,282	$–	$–	$132,282
Mortgage backed securities	60,721	3	(666)	60,058	82,508	123	(298)	82,333
Corporate bonds	39,639	6	(265)	39,380	37,332	6	(268)	37,070
Commercial paper	22,843	–	(21)	22,822	15,071	–	(4)	15,067
Equities	14,248	1,177	(424)	15,001	5,109	801	(63)	5,847
U.S. Treasury notes	12,188	204	(106)	12,286	7,806	143	(41)	7,908

	$280,022	$1,390	$(1,482)	$279,930	$280,108	$1,073	$(674)	$280,507

The fair value of the Company’s insurance subsidiary investments available-for-sale at December 31, 2005 follows. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

(In thousands)	Expected maturities	Contractual maturities
Within one year	$231,134	$203,978
One year to five years	46,821	73,977
After five years	1,975	1,975

	$279,930	$279,930

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Interest income	$8,108	$4,815	$4,252
Net amortization of premium and accretion of discount	399	(964)	(763)
Gains on sale of investments	673	254	112
Losses on sale of investments	(830)	(238)	(85)
Investment expenses	(256)	(108)	(114)

	$8,094	$3,759	$3,402

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The Company’s insurance subsidiary investments available-for-sale which have unrealized losses at December 31, 2005 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage backed securities	$32,929	$378	$21,020	$288	$53,949	$666
Corporate bonds	24,619	237	4,155	28	28,774	265
Commercial paper	22,822	21	–	–	22,822	21
Equities	3,168	307	977	117	4,145	424
U.S. Treasury notes	8,404	85	1,983	21	10,387	106

	$91,942	$1,028	$28,135	$454	$120,077	$1,482

The Company believes that these unrealized losses are the result of temporary market fluctuations. Accordingly, the Company has not recorded any impairment losses related to these investments.

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2005	2004
Credit facility due 2009 (LIBOR plus 2% to 2.75% or prime plus 1% to 1.75%)	$–	$–
Present value rent obligation to Ventas (see note 2)	31,515	36,734
Other	1,029	1,092

Total debt, average life of 7 years (weighted average rate 10.8%)	32,544	37,826
Amounts due within one year	(6,221)	(5,282)

Long-term debt	$26,323	$32,544

In the last two years, the Company completed several amendments to its revolving credit facility to expand its financial flexibility.

In December 2005, the Company completed certain amendments to its revolving credit facility. These amendments (a) allowed the Company to increase the credit capacity from $300 million to $400 million, (b) increased the amount permitted for acquisitions and certain investments from $400 million to $500 million and (c) authorized transactions to acquire ten unprofitable leased nursing centers for resale and enter into a sale and leaseback transaction involving two hospitals currently owned by the Company. The Company obtained lender commitments for the increased credit capacity in February 2006. At December 31, 2005, the remaining permitted acquisition amount aggregated $352 million.

In August 2005, the Company completed certain amendments to its revolving credit facility. These amendments (a) increased the amount permitted for acquisitions and certain investments by the Company from $150 million to $400 million, (b) provided the Company with the additional flexibility to repurchase up to $150 million of its common stock and warrants, and (c) increased the Company’s permitted capital expenditures in each fiscal year. These amendments also expanded the borrowing base of the revolving credit facility to

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

include certain additional real estate holdings. In addition, these amendments clarified certain regulatory issues and expanded certain representations and covenants by the Company, none of which are expected to impact the Company’s financial flexibility.

In June 2004, the Company entered into a five-year $300 million revolving credit facility to refinance its existing credit agreements. In connection with the refinancing, the Company prepaid in full the outstanding balance of its senior secured notes with borrowings under the revolving credit facility.

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the revolving credit facility. The revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The revolving credit facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. The terms of the revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of the revolving credit facility at December 31, 2005.

Other Information

Interest expense in 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit agreements. Interest expense for 2003 included a pretax gain of $2.4 million realized in connection with the prepayment of long-term debt.

The following table summarizes scheduled maturities of long-term debt for the years 2006 through 2010:

	Ventas rent obligation
	Principal	Interest	Total	Other	Total
2006	$6,154	$3,082	$9,236	$67	$9,303
2007	7,209	2,350	9,559	71	9,630
2008	5,510	1,612	7,122	76	7,198
2009	4,889	1,096	5,985	81	6,066
2010	2,889	631	3,520	86	3,606

The estimated fair value of the Company’s long-term debt at December 31, 2005 and 2004 approximated the respective carrying amounts.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2005	2004	2003
Hospital division:
Buildings:
Ventas	$63,056	$60,634	$58,583
Other landlords	14,827	12,562	9,740
Equipment	22,973	20,435	23,437

	100,856	93,631	91,760
Health services division:
Buildings:
Ventas	125,574	120,766	116,682
Other landlords	36,550	35,232	33,693
Equipment	3,007	2,959	4,196

	165,131	158,957	154,571
Rehabilitation division:
Buildings	72	68	50
Equipment	3,171	2,771	422

	3,243	2,839	472
Pharmacy division:
Buildings	4,147	2,650	2,262
Equipment	788	394	316

	4,935	3,044	2,578
Corporate:
Buildings	326	203	182
Equipment	33	29	62

	359	232	244

	$274,524	$258,703	$249,625

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2006	$189,889	$57,531	$247,420
2007	189,889	48,457	238,346
2008	156,119	45,875	201,994
2009	139,233	39,509	178,742
2010	73,558	31,352	104,910
Thereafter	95,013	76,577	171,590

At December 31, 2005, the Company leased from Ventas 39 hospitals and 186 nursing centers.

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

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay the Company a reset fee equal to a prorated portion of approximately $5 million based upon the proportion of base rent payable under the Master Lease Agreement(s) with respect to which rent is reset to the total base rent payable under all of the Master Lease Agreements.

“Fair Market Rental” is defined under each Master Lease Agreement as the annual amount per annum that a willing tenant would pay, and a willing landlord would accept, at arm’s length, for leasing of the leased properties (or, if applicable, any one or more, but less than all, of the leased properties) for the period of the term (including, without limitation, any extended terms) remaining from and after the date as of which the Fair Market Rental is being determined. The Fair Market Rental may include therein such escalations of rent as would be paid by such a tenant, and accepted by such a landlord, as part of an arm’s length transaction entered into as of the Fair Market Rental determination date; provided, however, that, in addition to such other market factors as may be applicable in determining the Fair Market Rental, the Fair Market Rental shall be determined on the basis, and on the assumptions, that (a) the Fair Market Rental may not include therein any rent, or method of rent calculation, that would adversely affect any landlord by virtue of it being a real estate investment trust or the ability of any such landlord to satisfy the requirements for maintaining its status as a real estate investment trust (and, without limitation of the foregoing, the Fair Market Rental shall not include any rent that would fail to qualify as “rents from real property” for purposes of Section 856(d) of the Internal Revenue Code), (b) the Fair Market Rental amount is to be paid absolutely net to the landlord, without any rights of deduction, set-off or abatement, (c) all of the leased properties as to which the Fair Market Rental is being determined are in good condition and repair (given their respective ages and prevailing health care industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), are in material compliance with any and all applicable laws, codes, ordinances and regulations and have in full force and effect, for the benefit of the tenant, the facilities and the leased properties, any and all necessary or appropriate material authorizations for use thereof in accordance with the respective primary

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LEASES (Continued)

intended uses applicable thereto, (d) the tenant has complied, and shall be required to comply, with the requirements of the Master Lease Agreement, (e) the respective replacement costs of the leased properties as to which Fair Market Rental is being determined are not determinative of the Fair Market Rental of such leased properties, and (f) the aforesaid tenant shall have available to it, with respect to each leased property as to which the Fair Market Rental is being determined, such remaining term as then remains, and such number of extended terms as then remain unexercised, with respect to such leased property under the terms of the Master Lease Agreement. Notwithstanding anything to the contrary contained in the Master Lease Agreement, “Fair Market Rental” shall take into account, for each of the applicable leased properties, the market conditions, market levels of earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”), the ratio of market levels of EBITDARM to market levels of rent, and the actual levels of EBITDARM at the applicable leased properties, in each case that are prevailing or measured, as applicable, as of the date as of which the Fair Market Rental is being determined, as well as historical levels of EBITDARM at the applicable leased properties (including the EBITDARM of the leased properties measured as of April 20, 2001).

Under each Master Lease Agreement, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Lease Agreements.

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

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $1.5 million at December 31, 2005.

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

Unearned compensation related to restricted stock and discounted stock options is amortized over the vesting period. Compensation expense related to these awards approximated $9.5 million for 2005, $7.2 million for 2004 and $5.8 million for 2003.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2002	2,737,202	$ 6.39 to $29.50	$16.68
Granted	1,159,556	6.79 to 25.17	12.48
Exercised	(498,134)	6.39 to 19.07	15.82
Canceled	(418,616)	6.39 to 29.50	16.26

Balances, December 31, 2003	2,980,008	6.39 to 29.50	15.25
Granted	720,786	23.89 to 29.72	25.34
Exercised	(577,802)	6.39 to 24.53	15.19
Canceled	(256,759)	6.39 to 29.72	16.77

Balances, December 31, 2004	2,866,233	6.39 to 29.72	17.67
Granted	919,619	26.48 to 37.17	30.77
Exercised	(559,521)	6.39 to 29.72	15.24
Canceled	(139,134)	6.39 to 31.09	18.42

Balances, December 31, 2005	3,087,197	$ 6.39 to $37.17	$21.97

A summary of stock options outstanding at December 31, 2005 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price
$6.39 to $11.04	593,040	7 years	$10.52	296,579	$10.52
$15.91 to $20.00	830,747	6 years	17.47	611,597	17.30
$22.80 to $29.72	832,202	8 years	25.44	385,146	26.34
$30.42 to $37.17	831,208	7 years	31.18	831,208	31.18

	3,087,197	7 years	21.97	2,124,530	23.42

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Plan descriptions (Continued)

Shares of common stock available for future grants were 2,730,841, 4,032,753 and 1,568,098 at December 31, 2005, 2004 and 2003, respectively.

In December 2005, the Company accelerated the vesting of approximately 944,000 unvested stock options awarded to employees and officers which have exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13.2 million ($8.3 million net of income taxes) or $0.18 per diluted share. The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to increase employee morale and retention.

Warrants

The Company’s Series A warrants and Series B warrants will expire on April 20, 2006. Each Series A warrant allows the holder to purchase two shares of the Company’s common stock at an aggregate price of $30.00, while each Series B warrant allows the holder to purchase two shares of common stock at an aggregate price of $33.33. At December 31, 2005, there were outstanding 1,859,534 Series A warrants and 4,630,343 Series B warrants.

Effective February 27, 2006, the Company successfully amended the warrant agreement governing its Series A warrants and its Series B warrants. The amendment implements a cashless exercise procedure offering warrant holders the option to pay the exercise price for the warrants in the form of shares of the Company’s common stock acquired upon the exercise of such warrants. The cashless exercise procedure will be available to current and subsequent warrant holders beginning February 27, 2006. The warrant agreement did not previously provide for a cashless exercise procedure.

To the extent warrant holders do not avail themselves of the cashless exercise procedure, the Company intends to repurchase shares of its common stock in the open market with the cash proceeds from the exercise of the warrants over time and subject to market conditions. The Company’s diluted earnings per share is derived by use of the treasury stock method of accounting, which assumes that warrants are converted and shares of common stock are repurchased simultaneously. Since the Company’s repurchase of its common stock in the open market is subject to certain daily trading volume limitations, the actual dilution resulting from the exercise of the warrants in 2006 may be higher than the levels reported in its historical financial statements.

Statement No. 123 data

The Company followed APB 25 and related interpretations in accounting for its employee stock options through December 31, 2005 because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options.

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

Statement No. 123 data (Continued)

with the following weighted average assumptions: risk-free interest rate of 4.14% for 2005, 3.93% for 2004, and 3.63% for 2003; no dividend yield; expected term of six years; and volatility factors of the expected market price of the common stock of 0.53 for 2005, .57 for 2004 and .61 for 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective vesting period. The weighted average fair value of options granted during 2005, 2004 and 2003 under a Black-Scholes valuation model was $16.16, $15.44 and $7.96, respectively.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $8.6 million for 2005, $8.7 million for 2004 and $9.9 million for 2003. Amounts equal to retirement plan expense are funded annually.

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2005	2004
Patient accounts	$33,262	$33,993
Taxes other than income	27,738	26,074
Other	18,704	16,918

	$79,704	$76,985

NOTE 18 – FAIR VALUE DATA

A summary of fair value data at December 31 follows (in thousands):

	2005		2004
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$83,420	$83,420	$69,128	$69,128
Cash–restricted	5,135	5,135	6,054	6,054
Insurance subsidiary investments	279,930	279,930	280,507	280,507
Tax refund escrow investments	220	220	238	238
Long-term debt, including amounts due within one year	32,544	32,530	37,826	37,811

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 – LITIGATION

Summary descriptions of various significant litigation follow.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain of our former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by violating the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constituted breaches of the defendants’ duties of loyalty and due care. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure an effective remedy. In October 2002, the defendants moved to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants opposed the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company again moved to dismiss based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky, which is pending. The Company believes that the allegations in the complaint are without merit and will continue to defend this action vigorously.

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice, the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, operating results and liquidity.

NOTE 20 – SUBSEQUENT EVENTS

Proposed regulatory change

On January 19, 2006, CMS issued proposed regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “Proposed Medicare Payment Rule”). Based upon the Company’s historical Medicare patient volumes, the Company expects that the Proposed Medicare Payment Rule would reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers between $115 million and $120 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Proposed Medicare Payment Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million in annual revenues. The Proposed Medicare Payment Rule would be effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The Proposed Medicare Payment Rule is subject to a 60-day public comment period, and as such, is subject to change.

The Company may be required to perform an asset impairment test for goodwill upon the issuance of the final rule.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20 – SUBSEQUENT EVENTS (Continued)

Commonwealth transaction

On February 28, 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (collectively, “Commonwealth”) for a total purchase price of $125 million in cash.

Commonwealth’s operations included five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 hospital beds. Three of these hospitals also operate co-located subacute units and traditional skilled nursing units with a total of 168 beds. In addition, the Company acquired the operations of nine skilled nursing facilities containing 1,316 beds and four assisted living facilities with a total of 215 beds. Two of these assisted living facilities share campuses with a Commonwealth skilled nursing facility. In the transaction, the Company also acquired Commonwealth’s right to develop 95 additional LTAC hospital beds.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2005 (a)
	First	Second	Third	Fourth
Revenues	$930,473	$1,035,865	$968,619	$989,042

Net income:
Income from continuing operations	33,377	51,391	19,549	24,313
Discontinued operations, net of income taxes:
Income (loss) from operations	3,513	12,029	(48)	2,166
Gain (loss) on divestiture of operations	–	2,647	(3,147)	(881)
Net income	36,890	66,067	16,354	25,598

Earnings per common share:
Basic:
Income from continuing operations	0.92	1.37	0.51	0.65
Discontinued operations:
Income (loss) from operations	0.10	0.32	–	0.06
Gain (loss) on divestiture of operations	–	0.07	(0.08)	(0.03)
Net income	1.02	1.76	0.43	0.68

Diluted:
Income from continuing operations	0.75	1.11	0.43	0.56
Discontinued operations:
Income (loss) from operations	0.08	0.26	–	0.05
Gain (loss) on divestiture of operations	–	0.06	(0.07)	(0.02)
Net income	0.83	1.43	0.36	0.59

Shares used in computing earnings per common share:
Basic	36,312	37,495	38,013	37,472
Diluted	44,410	46,367	46,033	43,736

Market prices (b):
High	35.32	42.02	42.11	33.26
Low	26.75	30.15	28.56	24.74

	2004 (a)
	First	Second	Third	Fourth
Revenues	$847,846	$875,271	$873,943	$893,216
Net income:
Income from continuing operations	16,612	25,356	18,656	26,633
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,772)	(2,524)	4,469	(28)
Loss on divestiture of operations	–	(1,063)	(7,557)	(7,202)
Net income	13,840	21,769	15,568	19,403

Earnings per common share:
Basic:
Income from continuing operations	0.47	0.71	0.52	0.73
Discontinued operations:
Income (loss) from operations	(0.08)	(0.07)	0.12	–
Loss on divestiture of operations	–	(0.03)	(0.21)	(0.20)
Net income	0.39	0.61	0.43	0.53

Diluted:
Income from continuing operations	0.39	0.61	0.44	0.63
Discontinued operations:
Income (loss) from operations	(0.07)	(0.06)	0.11	–
Loss on divestiture of operations	–	(0.03)	(0.18)	(0.17)
Net income	0.32	0.52	0.37	0.46

Shares used in computing earnings per common share:
Basic	35,414	35,536	35,939	36,200
Diluted	42,721	41,913	42,293	42,639

Market prices (b):
High	30.65	26.50	27.00	30.26
Low	23.66	22.21	22.73	22.73

(a)	See note 6 of the notes to consolidated financial statements for a discussion of certain quarterly adjustments.
(b)	Kindred common stock has traded on the New York Stock Exchange since October 27, 2004 under the ticker symbol “KND.” From November 8, 2001 through and including October 26, 2004, Kindred common stock traded on the Nasdaq National Market under the ticker symbol “KIND.”

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2003	$95,952	$29,575	$–	$(32,124)	$93,403
Year ended December 31, 2004	93,403	23,222	–	(56,305)	60,320
Year ended December 31, 2005	60,320	14,867	9,892	(23,001)	62,078

Allowance for deferred taxes:
Year ended December 31, 2003	$234,861	$–	$–	$(68,348)	$166,513
Year ended December 31, 2004	166,513	–	–	(28,764)	137,749
Year ended December 31, 2005	137,749	–	–	(11,571)	126,178