Form 10-Q
period 2006-03-31
KINDRED HEALTHCARE, INC
filed 2006-05-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2006
Common stock, $0.25 par value	47,040,933 shares

1 of 46

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues	$1,048,157	$930,473

Salaries, wages and benefits	572,892	508,680
Supplies	164,733	127,615
Rent	71,785	67,184
Other operating expenses	176,118	149,000
Depreciation and amortization	28,454	23,768
Interest expense	2,649	2,000
Investment income	(3,691)	(2,347)

	1,012,940	875,900

Income from continuing operations before reorganization items and income taxes	35,217	54,573
Reorganization items	–	(1,371)

Income from continuing operations before income taxes	35,217	55,944
Provision for income taxes	14,795	22,567

Income from continuing operations	20,422	33,377
Discontinued operations, net of income taxes:
Income from operations	3,380	3,513
Gain on divestiture of operations	157	–

Net income	$23,959	$36,890

Earnings per common share:
Basic:
Income from continuing operations	$0.56	$0.92
Discontinued operations:
Income from operations	0.09	0.10
Gain on divestiture of operations	–	–

Net income	$0.65	$1.02

Diluted:
Income from continuing operations	$0.50	$0.75
Discontinued operations:
Income from operations	0.08	0.08
Gain on divestiture of operations	–	–

Net income	$0.58	$0.83

Shares used in computing earnings per common share:
Basic	36,576	36,312
Diluted	41,091	44,410

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,012	$83,420
Cash – restricted	5,253	5,135
Insurance subsidiary investments	227,203	231,134
Accounts receivable less allowance for loss of $65,457 – March 31, 2006 and $62,078 – December 31, 2005	564,888	479,605
Inventories	45,195	43,731
Deferred tax assets	61,078	61,078
Assets held for sale	3,710	12,056
Other	38,283	28,805

	969,622	944,964

Property and equipment	923,336	891,009
Accumulated depreciation	(396,543)	(369,393)

	526,793	521,616

Goodwill	102,275	69,879
Intangible assets less accumulated amortization of $2,760 – March 31, 2006 and $1,763 – December 31, 2005	114,400	34,317
Insurance subsidiary investments	43,524	48,796
Deferred tax assets	73,753	73,750
Other	82,415	67,239

	$1,912,782	$1,760,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,042	$134,547
Salaries, wages and other compensation	247,187	244,851
Due to third party payors	22,959	26,642
Professional liability risks	69,129	70,090
Other accrued liabilities	79,343	79,704
Income taxes	74,954	58,572
Long-term debt due within one year	6,474	6,221

	623,088	620,627

Long-term debt	136,330	26,323
Professional liability risks	188,272	182,113
Deferred credits and other liabilities	65,787	60,962

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,887 shares – March 31, 2006 and 37,331 shares – December 31, 2005	9,722	9,333
Capital in excess of par value	683,991	673,358
Deferred compensation	–	(14,228)
Accumulated other comprehensive loss	(65)	(60)
Retained earnings	205,657	202,133

	899,305	870,536

	$1,912,782	$1,760,561

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$23,959	$36,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,454	24,114
Amortization of stock-based deferred compensation costs	4,694	1,912
Provision for doubtful accounts	8,717	4,987
Gain on divestiture of discontinued operations	(157)	–
Reorganization items	–	(1,371)
Other	(1,604)	(186)
Change in operating assets and liabilities:
Accounts receivable	(93,678)	(59,132)
Inventories and other assets	(18,977)	(10,359)
Accounts payable	3,649	(2,445)
Income taxes	16,294	25,332
Due to third party payors	(3,683)	(10,579)
Other accrued liabilities	7,962	8,791

Net cash provided by (used in) operating activities	(24,370)	17,954

Cash flows from investing activities:
Purchase of property and equipment	(25,295)	(17,963)
Acquisition of healthcare facilities	(123,073)	(27,600)
Acquisition deposit	–	(31,500)
Sale of assets	10,305	1,055
Purchase of insurance subsidiary investments	(40,731)	(113,884)
Sale of insurance subsidiary investments	58,560	84,591
Net change in insurance subsidiary cash and cash equivalents	(8,152)	13,111
Other	2,292	(99)

Net cash used in investing activities	(126,094)	(92,289)

Cash flows from financing activities:
Net change in revolving credit borrowings	111,700	25,200
Repayment of long-term debt	(1,440)	(1,216)
Payment of deferred financing costs	(486)	(38)
Issuance of common stock	290	16,699
Other	(19,008)	(19,867)

Net cash provided by financing activities	91,056	20,778

Change in cash and cash equivalents	(59,408)	(53,557)
Cash and cash equivalents at beginning of period	83,420	69,128

Cash and cash equivalents at end of period	$24,012	$15,571

Supplemental information:
Interest payments	$2,077	$1,034
Income tax payments (refunds)	617	(566)

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States (collectively, “Kindred” or the “Company”). At March 31, 2006, the Company’s hospital division operated 80 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 253 nursing centers in 28 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

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

Stock option accounting

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In connection with the adoption of SFAS 123R, the Company began to recognize compensation expense prospectively in its consolidated financial statements for non-vested stock options beginning January 1, 2006. See Note 11.

Prior to the adoption of SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock option accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123R as of January 1, 2005 follows (in thousands, except per share amounts):

Three months ended March 31, 2005
Net income, as reported	$36,890
Adjustments:
Stock-based employee compensation expense included in reported net income	1,191
Stock-based employee compensation expense determined under fair value based method	(2,927)

Pro forma net income	$35,154

Earnings per common share:
As reported:
Basic	$1.02
Diluted	$0.83
Pro forma:
Basic	$0.97
Diluted	$0.77

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$23,959	$36,890
Net unrealized investment losses, net of income taxes	(5)	(462)

Comprehensive income	$23,954	$36,428

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K.

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

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2006, the Company held for sale one closed hospital.

Discontinued operations for the first quarters of both 2006 and 2005 included favorable pretax adjustments of $7.0 million ($4.3 million net of income taxes) and $9.6 million ($5.9 million net of income taxes), respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2006	2005
Revenues	$4,055	$17,422

Salaries, wages and benefits	2,738	10,807
Supplies	703	1,608
Rent	51	1,043
Other operating income	(4,931)	(1,927)
Depreciation	–	346
Interest expense	–	–
Investment income	(2)	(167)

	(1,441)	11,710

Income from operations before income taxes	5,496	5,712
Income tax provision	2,116	2,199

Income from operations	3,380	3,513
Gain on divestiture of operations, net of income taxes	157	–

	$3,537	$3,513

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2006	2005
Revenues:
Hospital division:
Hospitals	$2,076	$5,641
Ancillary services	1	6

	2,077	5,647

Health services division	1,978	11,775

Pharmacy division	–	–

	$4,055	$17,422

Operating income (loss):
Hospital division:
Hospitals	$(310)	$12
Ancillary services	–	6

	(310)	18

Health services division	5,855	6,908

Pharmacy division	–	8

	$5,545	$6,934

Rent:
Hospital division:
Hospitals	$37	$50
Ancillary services	–	–

	37	50

Health services division	14	993

Pharmacy division	–	–

	$51	$1,043

Depreciation:
Hospital division:
Hospitals	$–	$–
Ancillary services	–	–

	–	–

Health services division	–	346

Pharmacy division	–	–

	$–	$346

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	March 31, 2006	December 31, 2005
Current assets:
Property and equipment, net	$3,710	$11,587
Other	–	469

	3,710	12,056
Current liabilities (included in other accrued liabilities)	(61)	(266)

	$3,649	$11,790

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the first quarter of 2006 included pretax income of $1.9 million related to the favorable settlement of prior year hospital Medicare cost reports, a $1.3 million pretax gain from an institutional pharmacy joint venture transaction, a pretax charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs in the Company’s rehabilitation division, and a pretax charge of $1.3 million for investment banking services and costs related to the rent reset issue with Ventas, Inc. (“Ventas”), the Company’s primary landlord.

Operating results for the first quarter of 2005 included pretax income of $2.9 million related to the favorable settlement of prior year hospital Medicare cost reports.

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

NOTE 5 – ACQUISITIONS

Commonwealth acquisition

On February 28, 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Acquisition”). The transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Acquisition aggregated $31.7 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. Additional adjustments to the purchase price of up to approximately $9 million may occur through February 2008 as a result of contingent consideration in accordance with the acquisition agreement.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – ACQUISITIONS (Continued)

Commonwealth acquisition (Continued)

A preliminary summary of the Commonwealth Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,746
Fair value of liabilities assumed	(7,675)

Net cash paid	$123,071

The pro forma effect of the Commonwealth Acquisition assuming the transaction occurred on January 1, 2006 or January 1, 2005 follows (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Revenues	$1,087,948	$986,246
Income from continuing operations	20,448	34,346
Net income	23,985	37,859

Earnings per common share:
Basic:
Income from continuing operations	$0.56	$0.94
Net income	$0.65	$1.04
Diluted:
Income from continuing operations	$0.50	$0.77
Net income	$0.58	$0.85

Pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Acquisition for both periods presented.

Pharmacy acquisitions

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Acquisition aggregated $10.8 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years. Additional adjustments to the purchase price of up to approximately $1 million may occur through September 2006 as a result of contingent consideration in accordance with the acquisition agreement.

A summary of the PPI Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$31,358
Fair value of liabilities assumed	(3,758)

Net cash paid through March 31, 2005	27,600
Working capital settlement	3,273

Total cash paid through March 31, 2006	$30,873

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Acquisition”). In connection with the SCP Acquisition, the Company funded an acquisition deposit of $31.5 million for the acquisition on March 31, 2005.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – ACQUISITIONS (Continued)

Pharmacy acquisitions (Continued)

The purchase price of both the Commonwealth Acquisition and the PPI Acquisition resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. The operating results of both the Commonwealth Acquisition and the PPI Acquisition have been included in the accompanying unaudited condensed consolidated financial statements of the Company since the respective acquisition dates.

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2006	2005
Medicare	$502,091	$410,318
Medicaid	270,682	281,592
Private and other	365,989	317,178

	1,138,762	1,009,088
Eliminations:
Rehabilitation	(55,164)	(48,497)
Pharmacy	(35,441)	(30,118)

	(90,605)	(78,615)

	$1,048,157	$930,473

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Earnings:
Income from continuing operations	$20,422	$33,377
Discontinued operations, net of income taxes:
Income from operations	3,380	3,513
Gain on divestiture of operations	157	–

Net income	$23,959	$36,890

Shares used in the computation:
Weighted average shares outstanding – basic computation	36,576	36,312
Dilutive effect of certain securities:
Warrants	3,995	6,550
Employee stock options	386	985
Non-vested restricted stock	134	563

Adjusted weighted average shares outstanding – diluted computation	41,091	44,410

Earnings per common share:
Basic:
Income from continuing operations	$0.56	$0.92
Discontinued operations:
Income from operations	0.09	0.10
Gain on divestiture of operations	–	–

Net income	$0.65	$1.02

Diluted:
Income from continuing operations	$0.50	$0.75
Discontinued operations:
Income from operations	0.08	0.08
Gain on divestiture of operations	–	–

Net income	$0.58	$0.83

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2006	2005
Revenues:
Hospital division	$430,814	$393,040
Health services division	479,572	443,144
Rehabilitation division	71,162	64,947
Pharmacy division	157,214	107,957

	1,138,762	1,009,088
Eliminations:
Rehabilitation	(55,164)	(48,497)
Pharmacy	(35,441)	(30,118)

	(90,605)	(78,615)

	$1,048,157	$930,473

Income from continuing operations:
Operating income (loss):
Hospital division	$104,064	$101,801
Health services division	48,563	53,680
Rehabilitation division	4,239	9,711
Pharmacy division	16,729	11,454
Corporate:
Overhead	(37,334)	(29,115)
Insurance subsidiary	(1,847)	(2,353)

	(39,181)	(31,468)

	134,414	145,178
Reorganization items	–	1,371

Operating income	134,414	146,549
Rent	(71,785)	(67,184)
Depreciation and amortization	(28,454)	(23,768)
Interest, net	1,042	347

Income from continuing operations before income taxes	35,217	55,944
Provision for income taxes	14,795	22,567

	$20,422	$33,377

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2006	2005
Rent:
Hospital division	$26,619	$24,717
Health services division	42,939	40,674
Rehabilitation division	869	800
Pharmacy division	1,280	926
Corporate	78	67

	$71,785	$67,184

Depreciation and amortization:
Hospital division	$11,107	$9,554
Health services division	9,895	7,476
Rehabilitation division	80	54
Pharmacy division	1,797	926
Corporate	5,575	5,758

	$28,454	$23,768

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$15,365	$8,235
Health services division	5,225	6,957
Rehabilitation division	19	2
Pharmacy division	2,057	1,075
Corporate:
Information systems	2,514	1,462
Other	115	232

	$25,295	$17,963

	March 31, 2006	December 31, 2005
Assets at end of period:
Hospital division	$717,646	$560,767
Health services division	433,360	385,864
Rehabilitation division	8,677	7,124
Pharmacy division	202,220	188,914
Corporate	550,879	617,892

	$1,912,782	$1,760,561

Goodwill:
Hospital division	$61,535	$29,862
Pharmacy division	40,740	40,017

	$102,275	$69,879

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2006	2005
Professional liability:
Continuing operations	$22,192	$20,453
Discontinued operations	(6,622)	(7,614)

Workers compensation:
Continuing operations	$12,835	$12,746
Discontinued operations	203	518

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2006			December 31, 2005
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$134,490	$92,713	$227,203	$142,654	$88,480	$231,134
Reinsurance recoverables	1,811	–	1,811	2,404	–	2,404

	136,301	92,713	229,014	145,058	88,480	233,538

Non-current:
Insurance subsidiary investments	43,524	–	43,524	48,796	–	48,796
Reinsurance recoverables	8,026	–	8,026	8,186	–	8,186
Deposits	7,250	1,724	8,974	7,250	1,720	8,970
Other	–	261	261	3	102	105

	58,800	1,985	60,785	64,235	1,822	66,057

	$195,101	$94,698	$289,799	$209,293	$90,302	$299,595

Liabilities:
Allowance for insurance risks:
Current	$69,129	$25,730	$94,859	$70,090	$24,707	$94,797
Non-current	188,272	55,750	244,022	182,113	53,421	235,534

	$257,401	$81,480	$338,881	$252,203	$78,128	$330,331

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $272 million at March 31, 2006 and $266 million at December 31, 2005.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended March 31,
	2006	2005
Hospital division:
Buildings:
Ventas	$16,028	$15,504
Other landlords	4,879	3,572
Equipment	5,712	5,641

	26,619	24,717
Health services division:
Buildings:
Ventas	31,916	30,879
Other landlords	10,226	9,100
Equipment	797	695

	42,939	40,674
Rehabilitation division:
Buildings	19	15
Equipment	850	785

	869	800
Pharmacy division:
Buildings	1,048	777
Equipment	232	149

	1,280	926
Corporate:
Buildings	67	55
Equipment	11	12

	78	67

	$71,785	$67,184

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

The Master Leases, the CMBS Lease and Master Lease No. 1A are referred to collectively as the “Master Lease Agreements.” At March 31, 2006, the Company leased from Ventas 39 LTAC hospitals and 186 nursing centers.

Ventas has a one-time option to reset the rent and the related rent escalators under each of its original Master Lease Agreements with the Company to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Lease Agreements.

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

The Company received the Reset Proposal Notices from Ventas on May 9, 2006. See Note 14.

NOTE 11 – STOCK-BASED COMPENSATION

The Company maintains plans under which up to ten million restricted stock awards and options to purchase common stock may be granted to officers, directors and key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant.

Stock options

As discussed in Note 1, the Company adopted SFAS 123R as of January 1, 2006. The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the first quarter of 2006: risk-free interest rate of 4.62%; no dividend yield; expected term of five years; and volatility factors based upon the historical price of the Company’s common

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Stock options (Continued)

stock of 0.51. The expected term represents the period of time that stock options granted are expected to be outstanding. As required by SFAS 123R, an estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest. The weighted average fair value of stock options granted during the first quarter of 2006 under a Black-Scholes valuation model was $10.93.

As of March 31, 2006, unearned compensation costs related to non-vested stock options aggregated $11.3 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $1.6 million ($1.3 million net of income taxes or $0.03 per diluted share) for the first quarter of 2006.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2005	3,087,197	$ 6.39 to $37.17	$21.97
Granted	506,943	21.99 to 28.89	22.40
Exercised	(20,323)	7.97 to 19.07	14.10
Canceled	(25,947)	6.39 to 29.72	16.96

Balances, March 31, 2006	3,547,870	$ 6.39 to $37.17	$22.12

The intrinsic value of the stock options exercised during the first quarter of 2006 approximated $0.2 million.

A summary of stock options outstanding at March 31, 2006 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at March 31, 2006	Weighted average exercise price
$ 6.39 to $11.04	576,153	7 years	$10.53	297,208	$10.47
$15.91 to $20.00	808,664	6 years	17.49	654,914	17.53
$21.99 to $29.72	1,331,845	8 years	24.28	402,671	26.35
$30.42 to $37.17	831,208	6 years	31.18	831,208	31.18

	3,547,870	7 years	22.12	2,186,001	23.38

The intrinsic value of the stock options outstanding and exercisable as of March 31, 2006 approximated $16.7 million and $9.6 million, respectively.

Restricted stock

As of March 31, 2006, unearned compensation costs related to non-vested restricted stock aggregated $17.2 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $3.1 million ($1.9 million net of income taxes or $0.05 per diluted share) for the first quarter of 2006 and $1.9 million ($1.1 million net of income taxes or $0.03 per diluted share) for the first quarter of 2005.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION (Continued)

Restricted stock (Continued)

A summary of non-vested restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2005	890,216	$26.05
Granted	274,650	21.99
Vested	(20,000)	30.42

Balances, March 31, 2006	1,144,866	$25.00

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

Guarantees of indebtedness–Letters of credit and guarantees of indebtedness approximated $1.3 million at March 31, 2006.

Income taxes–The Internal Revenue Service (the “IRS”) has proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its net operating loss carryforwards (“NOLs”), in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs.

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

NOTE 14 – SUBSEQUENT EVENTS

Warrant Expiration

As previously announced and in accordance with their terms, the Company’s Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, the Company issued 10.1 million shares of common stock and received net proceeds of $142.3 million. The Company intends to repurchase shares of its common stock in the open market with the cash proceeds from the exercise of the warrants over time and subject to market conditions. The Company’s diluted earnings per share is derived by use of the treasury method of accounting, which assumes that warrants are converted and shares of common stock are repurchased simultaneously. Since the Company’s repurchase of its common stock in the open market is subject to certain daily trading volume limitations, the actual dilution resulting from the exercise of the warrants in 2006 may be higher than the levels reported in its historical financial statements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Medicare LTAC Payment Rule

CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “Hospital Medicare Rule”) on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule will be effective for discharges occurring on or after July 1, 2006. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time retroactive budget neutrality adjustment to LTAC rates. This authority was scheduled to expire on October 1, 2006.

Ventas Reset Proposal

On May 9, 2006, the Company received the Reset Proposal Notices from Ventas under each of the four original Master Lease Agreements. In the Reset Proposal Notices, Ventas has asserted that the total aggregate annual rent under the four original Master Lease Agreements should be reset to approximately $317 million and that the annual rent escalator for each Master Lease Agreement should be reset at 3%. The current total aggregate annual rent under the Master Lease Agreements is approximately $206 million. The current contingent annual rent escalator is 3½% under each Master Lease Agreement.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Lease Agreements with Ventas,

•	the risks and uncertainties related to the rent reset process, including the appraisal process, pursuant to the Master Lease Agreements,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC prospective payment system (“LTAC PPS”), including the Hospital Medicare Rule, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”), and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal controls over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At March 31, 2006, the Company’s hospital division operated 80 LTAC hospitals (6,347 licensed beds) in 24 states. The Company’s health services division operated 253 nursing centers (32,423 licensed beds) in 28 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Revenue recognition

The Company has agreements with third party payors that provide for payments to each of its operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is recorded at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

The Company recorded income of approximately $2 million in the first quarter of 2006 and $3 million in the first quarter of 2005 related to favorable settlements of prior year hospital Medicare cost reports. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The provision for doubtful accounts totaled $8 million and $4 million for the first quarter of 2006 and 2005, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $257 million at March 31, 2006 and $252 million at December 31, 2005. If the Company did not

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

discount any of the allowances for professional liability risks, these balances would have approximated $272 million at March 31, 2006 and $266 million at December 31, 2005.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, the Company received a return of capital of $25 million from its limited purpose insurance subsidiary in the first quarter of 2006. The proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2006 would impact the Company’s operating income by approximately $3 million. During the first quarters of 2006 and 2005, the Company recorded favorable pretax changes in estimate aggregating approximately $7 million and $10 million, respectively, for professional liability reserves related primarily to its former Florida and Texas nursing centers (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $22 million for the first quarter of 2006 and $20 million for the first quarter of 2005.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $81 million at March 31, 2006 and $78 million at December 31, 2005. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million for the first quarter of both 2006 and 2005.

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

There are significant uncertainties with respect to professional liability costs, future government payments to both the Company’s hospitals and nursing centers and the outcome of income tax examinations which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is unlikely. The Company recognized deferred tax assets totaling $135 million at each of March 31, 2006 and December 31, 2005.

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

In connection with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2005 in connection with the annual impairment test.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 10% to $431 million in the first quarter of 2006 from $393 million in the same period a year ago. Revenue growth was primarily a result of growth in admissions and new hospital development. On a same-store basis, revenues increased 7% in the first quarter of 2006 compared to the same period a year ago. Revenues associated with the Commonwealth Acquisition approximated $10 million in the first quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

Admissions rose 10% in the first quarter of 2006 compared to the same period a year ago and non-government admissions grew 23% in the first quarter of 2006 compared to a year ago. On a same-store basis, admissions increased 6% in the first quarter of 2006 compared to the same period a year ago. Average length of stay was relatively unchanged at 30 days for the first quarter of 2006 compared to the same period a year ago. However, length of stay related to non-government admissions declined to approximately 35 days in the first quarter of 2006 from 39 days in the first quarter of 2005.

Hospital wage and benefit costs increased 11% to $187 million for the first quarter of 2006 from $168 million compared to the same period a year ago. Average hourly wage rates grew 4% for the first quarter of 2006 compared to the same period a year ago, while employee benefit costs increased 9% in the first quarter of 2006 compared to the same period a year ago.

Professional liability costs were $6 million in the first quarter of both 2006 and 2005.

Hospital operating income increased 2% to $104 million in the first quarter of 2006 from $102 million in the same period a year ago. Operating margins were 24.2% in the first quarter of 2006 compared to 25.9% in the first quarter of 2005. Despite a decline in non-government length of stay, growth in hospital operating income in the first quarter of 2006 was primarily attributable to growth in admissions and operating efficiencies associated with growth in volumes. Aggregate operating costs per admission increased 2% in the first quarter of 2006 compared to the same period a year ago. Operating income associated with the Commonwealth Acquisition approximated $1 million in the first quarter of 2006.

Health Services Division

Revenues increased 8% to $480 million in the first quarter of 2006 compared to $443 million in the same period a year ago, primarily as a result of generally favorable reimbursement rates. Aggregate revenues per patient day increased 6% in the first quarter of 2006 compared to the same period a year ago, while aggregate patient days increased 2% in the first quarter of 2006 compared to the same period a year ago. On a same-store basis, aggregate patient days were relatively unchanged in the first quarter of 2006 compared to a year ago. Revenues associated with the Commonwealth Acquisition approximated $10 million in the first quarter of 2006.

Nursing center wage and benefit costs increased 9% to $258 million in the first quarter of 2006 compared to $237 million for the same period a year ago. Average hourly wage rates increased 4% in the first quarter of 2006 compared to the same period a year ago, while employee benefit costs increased 6% for the same period.

Professional liability costs were $16 million in the first quarter of 2006 compared to $14 million in the first quarter of 2005.

Nursing center operating income declined 10% to $48 million in the first quarter of 2006 compared to $53 million in the first quarter of 2005. Operating margins were 10.1% in the first quarter of 2006 compared to 12.1% in the first quarter of 2005. Despite generally favorable reimbursement rates, nursing center operating income in the first quarter of 2006 declined primarily due to increased labor costs in connection with the Company’s continued efforts to enhance the quality of services provided to patients and residents. Aggregate operating cost per patient day increased 8% in the first quarter of 2006 compared to the first quarter of 2005. Operating income associated with the Commonwealth Acquisition approximated $1 million in the first quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division

Revenues increased 10% to $71 million in the first quarter of 2006 from $65 million for the same period a year ago. The increase in revenues in the first quarter of 2006 was primarily attributable to price increases and growth in the volume of services provided to existing customers.

Operating income declined to $4 million in the first quarter of 2006 from $10 million for the same period a year ago. Operating income for the first quarter of 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs. Operating income for the first quarter of 2006 also was negatively impacted by increased costs associated with wage rate pressures resulting from an increasingly competitive marketplace for therapists.

Pharmacy Division

Revenues increased 46% to $157 million in the first quarter of 2006 compared to $108 million for the same period a year ago due primarily to acquisitions, price increases and higher drug utilization. Revenues associated with the three pharmacy acquisitions completed during 2005 approximated $39 million in the first quarter of 2006 compared to $3 million in the first quarter of 2005. At March 31, 2006, the Company provided pharmacy services to nursing centers containing 94,100 licensed beds, including 30,400 licensed beds that it operates. At March 31, 2005, the Company provided pharmacy services to nursing centers containing 75,800 licensed beds, including 29,100 licensed beds that it operates.

On January 1, 2006, Medicare Part D became effective for the Company’s pharmacy division. Under this program, Medicare beneficiaries who were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of the Company’s nursing center residents whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. In fiscal 2005, the Company’s pharmacy division derived approximately 45% of its revenues from the Medicaid program.

Pharmacy operating income increased 46% to $17 million in the first quarter of 2006 from $11 million in the same period a year ago. Pharmacy operating income for the first quarter of 2006 included a $1 million gain on a joint venture transaction. Operating income associated with the three pharmacy acquisitions completed in 2005 approximated $4 million in the first quarter of 2006 compared to $0.3 million in the first quarter of 2005. Operating margins were 10.6% in the first quarter of both 2006 and 2005. The cost of goods sold as a percentage of institutional pharmacy revenues increased to 65.5% in the first quarter of 2006 compared to 64.6% for the same period a year ago. Despite the deterioration in the cost of goods sold ratio in the first quarter of 2006, pharmacy operating income increased from the same period last year primarily due to acquisitions and volume growth.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $37 million in the first quarter of 2006 compared to $29 million for the same period a year ago. The increase in corporate overhead in the first quarter of 2006 compared to the same period last year was primarily attributable to increases in stock-based compensation and certain incentive compensation costs. Corporate overhead for the first quarter of 2006 also included a pretax charge of $1 million for investment banking services and costs related to the rent reset issue with Ventas. As a percentage of consolidated revenues, corporate overhead totaled 3.6% in the first quarter of 2006 compared to 3.1% in the first quarter of 2005.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate Overhead (Continued)

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million in the first quarter of both 2006 and 2005.

Reorganization Items

Transactions related to the Plan of Reorganization have been classified separately in the unaudited condensed consolidated statement of operations. Operating results for the first quarter of 2005 included income of approximately $1 million resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

Capital Costs

Rent expense increased 7% to $72 million in the first quarter of 2006 compared to $67 million for the same period a year ago. A substantial portion of the increase resulted from contractual inflation increases, including those associated with the Master Lease Agreements, growth in the number of leased facilities, and development and acquisition activities.

Depreciation and amortization expense increased 20% to $28 million in the first quarter of 2006 compared to $24 million for the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program and development and acquisition activities.

Interest expense increased to $3 million in the first quarter of 2006 compared to $2 million for the same period a year ago. The increase was primarily a result of increased borrowings under the Company’s revolving credit facility as a result of the Commonwealth Acquisition.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $4 million in the first quarter of 2006 compared to $3 million for the same period a year ago.

Consolidated Results

Income from continuing operations before income taxes declined 37% to $35 million for the first quarter of 2006 compared to $56 million for the same period a year ago. Net income from continuing operations in the first quarter of 2006 declined 39% to $20 million compared to $33 million for the same period a year ago.

Discontinued Operations

Net income from discontinued operations aggregated $4 million in the first quarter of both 2006 and 2005. Net income from discontinued operations for the first quarters of 2006 and 2005 included favorable pretax adjustments of $7 million ($4 million net of income taxes) and $10 million ($6 million net of income taxes), respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas. See Notes 2 and 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Cash flows used in operations (including discontinued operations) aggregated $24 million for the first quarter of 2006 compared to cash flows provided by operations of $18 million for the same period a year ago. Operating cash flows for the first quarter of 2006 were negatively impacted by the growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $24 million at March 31, 2006 compared to $83 million at December 31, 2005. Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisitions), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at March 31, 2006 aggregated $136 million (including $112 million of borrowings under the Company’s revolving credit facility). The Company was in compliance with the terms of its revolving credit facility at March 31, 2006. As a result of the Commonwealth Acquisition, the Company expects to utilize its revolving credit facility in 2006 to fund working capital and development needs.

Over the last few years, the Company’s limited purpose insurance subsidiary has achieved improved professional liability underwriting results. As a result, the Company received a return of capital of $25 million from its limited purpose insurance subsidiary during the first quarter of 2006. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

As previously announced and in accordance with their terms, the Company’s Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, the Company issued 10.1 million shares of common stock and received net proceeds of $142 million. The Company intends to repurchase shares of its common stock in the open market with the cash proceeds from the exercise of the warrants over time and subject to market conditions.

During the past several years, the Company’s federal income tax payments have been significantly reduced primarily as a result of certain income tax benefits arising in connection with the Company’s reorganization, including the utilization of NOLs. Beginning in 2006, the Company expects that cash payments of federal income taxes will more closely reflect the Company’s provision for income taxes. Accordingly, the Company’s operating cash flows in 2006 may decline from the levels reported in 2005.

As previously discussed, the Company is contesting certain proposed adjustments by the IRS to its 2000 and 2001 federal income tax returns related primarily to its NOLs. During 2005, the Company realized significant income tax benefits from the utilization of these NOLs. As a result, if the IRS were to prevail on all of the contested issues, the Company would be required to pay approximately $70 million through March 31, 2006. For financial reporting purposes under fresh-start accounting, substantially all of these payments would be treated as a reduction in currently payable income taxes. Accordingly, the Company believes that the ultimate resolution of these income tax issues will not have a material impact on its results of operations.

On May 9, 2006, the Company received the Reset Proposal Notices from Ventas under each of the four original Master Lease Agreements. In the Reset Proposal Notices, Ventas has asserted that the total aggregate annual rent under the four original Master Lease Agreements should be reset to approximately $317 million and that the annual rent escalator for each Master Lease Agreement should be reset at 3%. The current total aggregate annual rent under the Master Lease Agreements is approximately $206 million. The current contingent annual rent escalator is 3½% under each Master Lease Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

The Company has performed substantial analysis of the potential rent reset, including internal analysis, and has had each Ventas facility appraised by one or more independent appraisers taking into account the terms of the Master Lease Agreements. Based on this analysis, the Company has a significant disagreement with Ventas on the asserted rent reset, both with respect to the annual aggregate base rent and the level of the annual rent escalator. Based on the independent appraisals of the Ventas facilities, the Company believes that both the existing aggregate rents and the 3½% annual rent escalator under each Master Lease Agreement are already well above market.

The Company’s analysis is based upon a number of factors, some of which are subject to change, including, without limitation, reimbursement rates and regulatory changes affecting the leased properties, the historical and projected financial results of the individual leased properties, the condition, age and capital requirements of the leased properties, the method of calculating market rents, current market rents and industry market rents for LTAC hospitals and nursing centers, the terms of the Master Lease Agreements that limit operational and malpractice insurance restructuring flexibility, the aggregate rental value of the portfolio of LTAC hospitals and nursing centers contained within each Master Lease Agreement, and the inherent risks involved in any third party appraisal process. The average ages of the hospitals and nursing centers in the Ventas portfolio are approximately 38 years and 36 years, respectively.

Given the significant difference of opinion with Ventas, the Company believes investors should consider that this issue may be resolved through the appraisal process set forth in the Master Lease Agreements.

Capital Resources

Excluding acquisitions, capital expenditures totaled $25 million in the first quarter of 2006 compared to $18 million in the first quarter of 2005. Excluding acquisitions, capital expenditures could approximate $175 million to $200 million in 2006. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2006, the estimated cost to complete and equip construction in progress approximated $53 million.

In the first quarter of 2006, the Company completed the Commonwealth Acquisition at a cost of $123 million and financed the acquisition primarily through borrowings under the Company’s revolving credit facility.

In the first quarter of 2005, the Company completed the PPI Acquisition at a cost of $28 million and funded a deposit of $32 million related to the SCP Acquisition. The Company financed these two pharmacy acquisitions through the use of operating cash flows and the Company’s revolving credit facility.

The terms of the revolving credit facility include certain covenants which limit the Company’s acquisitions and annual capital expenditures. At March 31, 2006, the Company’s remaining permitted acquisition amount under its revolving credit agreement aggregated $230 million.

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

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

services. Medicare revenues in the Company’s LTAC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

CMS issued final regulatory changes regarding the Hospital Medicare Rule on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule will be effective for discharges occurring on or after July 1, 2006. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time retroactive budget neutrality adjustment to LTAC rates. This authority was scheduled to expire on October 1, 2006.

On April 12, 2006, CMS issued a proposed rule to reweight LTAC hospital diagnosis related groups (“DRGs”), among other things, beginning October 1, 2006 for the Company. The Company estimates that the effect of the proposal would decrease Medicare reimbursements to the Company’s hospitals by an additional 1.4%.

The Company’s hospitals operate under LTAC PPS. Operating results under this system are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to the Company’s hospitals are based upon a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control the operating costs of the division. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of LTAC PPS on its hospital operating results and the Company can provide no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on its financial position, results of operations or liquidity. In addition, the Company can provide no assurances that LTAC PPS will not have a material adverse effect on revenues from private and commercial third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from private and commercial third party payors.

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

CMS is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, the Company’s hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

The Company expects these changes to reduce Medicare revenues to its hospitals between $35 million to $40 million on an annual basis based upon the Company’s historical Medicare patient volumes.

Medicare payments to the Company’s nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005.

In addition, beginning January 1, 2006, the final rules increased the indexing of RUG categories, expanded the total RUG categories from 44 to 53 and eliminated the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the Balanced Budget Refinement Act of 2000.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap which went into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap.

In January 2005, CMS issued final regulations on Medicare Part D which became effective on January 1, 2006. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of the nursing center residents that the Company serves whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

At this time, the Company cannot assess the overall impact of Medicare Part D on its institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the Company’s ongoing relationships with the Part D Plans and the patient mix of the Company’s customers. This legislation may reduce revenue and impose additional costs to the industry, particularly in the transition phase. In addition, the Company cannot assure you that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on the Company’s institutional pharmacy business.

The Company believes that its operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

Litigation

The Company is a party to certain material litigation. See Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2005 Quarters				Year	First Quarter 2006
	First	Second	Third	Fourth
Revenues	$930,473	$1,035,865	$968,619	$989,042	$3,923,999	$1,048,157

Salaries, wages and benefits	508,680	535,605	531,322	537,129	2,112,736	572,892
Supplies	127,615	145,329	146,112	155,855	574,911	164,733
Rent	67,184	68,783	68,961	69,596	274,524	71,785
Other operating expenses	149,000	175,603	163,484	160,409	648,496	176,118
Depreciation and amortization	23,768	25,213	26,466	27,709	103,156	28,454
Interest expense	2,000	2,439	1,931	1,728	8,098	2,649
Investment income	(2,347)	(3,031)	(2,472)	(3,210)	(11,060)	(3,691)

	875,900	949,941	935,804	949,216	3,710,861	1,012,940

Income from continuing operations before reorganization items and income taxes	54,573	85,924	32,815	39,826	213,138	35,217
Reorganization items	(1,371)	–	–	(268)	(1,639)	–

Income from continuing operations before income taxes	55,944	85,924	32,815	40,094	214,777	35,217
Provision for income taxes	22,567	34,533	13,266	15,781	86,147	14,795

Income from continuing operations	33,377	51,391	19,549	24,313	128,630	20,422
Discontinued operations, net of income taxes:
Income (loss) from operations	3,513	12,029	(48)	2,166	17,660	3,380
Gain (loss) on divestiture of operations	–	2,647	(3,147)	(881)	(1,381)	157

Net income	$36,890	$66,067	$16,354	$25,598	$144,909	$23,959

Earnings per common share:
Basic:
Income from continuing operations	$0.92	$1.37	$0.51	$0.65	$3.45	$0.56
Discontinued operations:
Income (loss) from operations	0.10	0.32	–	0.06	0.47	0.09
Gain (loss) on divestiture of operations	–	0.07	(0.08)	(0.03)	(0.04)	–

Net income	$1.02	$1.76	$0.43	$0.68	$3.88	$0.65

Diluted:
Income from continuing operations	$0.75	$1.11	$0.43	$0.56	$2.84	$0.50
Discontinued operations:
Income (loss) from operations	0.08	0.26	–	0.05	0.39	0.08
Gain (loss) on divestiture of operations	–	0.06	(0.07)	(0.02)	(0.03)	–

Net income	$0.83	$1.43	$0.36	$0.59	$3.20	$0.58

Shares used in computing earnings per common share:
Basic	36,312	37,495	38,013	37,472	37,328	36,576
Diluted	44,410	46,367	46,033	43,736	45,239	41,091

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2005 Quarters				Year	First Quarter 2006
	First	Second	Third	Fourth
Revenues:
Hospital division	$393,040	$434,562	$389,776	$390,742	$1,608,120	$430,814
Health services division	443,144	484,581	461,272	470,501	1,859,498	479,572
Rehabilitation division	64,947	65,365	65,553	66,908	262,773	71,162
Pharmacy division	107,957	131,849	135,165	147,254	522,225	157,214

	1,009,088	1,116,357	1,051,766	1,075,405	4,252,616	1,138,762
Eliminations:
Rehabilitation	(48,497)	(49,139)	(50,932)	(51,619)	(200,187)	(55,164)
Pharmacy	(30,118)	(31,353)	(32,215)	(34,744)	(128,430)	(35,441)

	(78,615)	(80,492)	(83,147)	(86,363)	(328,617)	(90,605)

	$930,473	$1,035,865	$968,619	$989,042	$3,923,999	$1,048,157

Income from continuing operations:
Operating income (loss):
Hospital division	$101,801	$134,263	$90,728	$92,754	$419,546	$104,064	(a)
Health services division	53,680	65,447	49,928	55,035	224,090	48,563
Rehabilitation division	9,711	6,989	7,913	7,439	32,052	4,239	(b)
Pharmacy division	11,454	13,298	14,455	17,630	56,837	16,729	(c)
Corporate:
Overhead	(29,115)	(38,052)	(32,631)	(34,716)	(134,514)	(37,334	) (d)
Insurance subsidiary	(2,353)	(2,617)	(2,692)	(2,493)	(10,155)	(1,847)

	(31,468)	(40,669)	(35,323)	(37,209)	(144,669)	(39,181)

	145,178	179,328	127,701	135,649	587,856	134,414
Reorganization items	1,371	–	–	268	1,639	–

Operating income	146,549	179,328	127,701	135,917	589,495	134,414
Rent	(67,184)	(68,783)	(68,961)	(69,596)	(274,524)	(71,785)
Depreciation and amortization	(23,768)	(25,213)	(26,466)	(27,709)	(103,156)	(28,454)
Interest, net	347	592	541	1,482	2,962	1,042

Income from continuing operations before income taxes	55,944	85,924	32,815	40,094	214,777	35,217
Provision for income taxes	22,567	34,533	13,266	15,781	86,147	14,795

	$33,377	$51,391	$19,549	$24,313	$128,630	$20,422

(a)	Includes income of $1.9 million related to the favorable settlement of prior year hospital Medicare cost reports.
(b)	Includes a charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs.
(c)	Includes a $1.3 million gain from an institutional pharmacy joint venture transaction.
(d)	Includes a charge of $1.3 million for investment banking services and costs related to the rent reset issue with Ventas.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2005 Quarters				Year	First Quarter 2006
	First	Second	Third	Fourth
Rent:
Hospital division	$24,717	$25,244	$25,366	$25,529	$100,856	$26,619
Health services division	40,674	41,429	41,473	41,555	165,131	42,939
Rehabilitation division	800	817	817	809	3,243	869
Pharmacy division	926	1,169	1,226	1,614	4,935	1,280
Corporate	67	124	79	89	359	78

	$67,184	$68,783	$68,961	$69,596	$274,524	$71,785

Depreciation and amortization:
Hospital division	$9,554	$9,836	$10,579	$10,979	$40,948	$11,107
Health services division	7,476	7,914	8,271	8,975	32,636	9,895
Rehabilitation division	54	56	57	64	231	80
Pharmacy division	926	1,521	1,525	1,779	5,751	1,797
Corporate	5,758	5,886	6,034	5,912	23,590	5,575

	$23,768	$25,213	$26,466	$27,709	$103,156	$28,454

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$8,235	$11,289	$11,634	$14,145	$45,303	$15,365
Health services division	6,957	10,986	14,488	17,915	50,346	5,225
Rehabilitation division	2	96	17	538	653	19
Pharmacy division	1,075	1,506	1,562	2,820	6,963	2,057
Corporate:
Information systems	1,462	4,171	5,580	9,191	20,404	2,514
Other	232	550	271	1,341	2,394	115

	$17,963	$28,598	$33,552	$45,950	$126,063	$25,295

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters				Year	First Quarter 2006
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	73	73	73	74		80
Number of licensed beds	5,603	5,603	5,603	5,694		6,347

Revenue mix % (a):
Medicare	65	71	65	65	67	64
Medicaid	6	6	7	6	6	7
Private and other	29	23	28	29	27	29

Admissions:
Medicare	7,397	7,080	7,106	7,287	28,870	7,810
Medicaid	727	823	845	827	3,222	913
Private and other	1,564	1,528	1,495	1,503	6,090	1,919

	9,688	9,431	9,446	9,617	38,182	10,642

Admissions mix %:
Medicare	76	75	75	76	76	73
Medicaid	8	9	9	8	8	9
Private and other	16	16	16	16	16	18

Patient days:
Medicare	207,670	209,670	197,725	199,857	814,922	212,116
Medicaid	26,660	28,361	30,489	29,867	115,377	37,635
Private and other	61,052	55,622	53,535	57,633	227,842	66,399

	295,382	293,653	281,749	287,357	1,158,141	316,150

Average length of stay:
Medicare	28.1	29.6	27.8	27.4	28.2	27.2
Medicaid	36.7	34.5	36.1	36.1	35.8	41.2
Private and other	39.0	36.4	35.8	38.3	37.4	34.6
Weighted average	30.5	31.1	29.8	29.9	30.3	29.7

Revenues per admission (a):
Medicare	$34,750	$43,798	$35,871	$34,960	$37,298	$35,247
Medicaid	30,295	30,887	32,385	29,014	30,665	34,228
Private and other	72,872	64,824	71,913	74,516	71,023	64,766
Weighted average	40,570	46,078	41,264	40,630	42,117	40,483

Revenues per patient day (a):
Medicare	$1,238	$1,479	$1,289	$1,275	$1,321	$1,298
Medicaid	826	896	898	803	856	830
Private and other	1,867	1,781	2,008	1,943	1,898	1,872
Weighted average	1,331	1,480	1,383	1,360	1,388	1,363

Medicare case mix index
(discharged patients only)	1.22	1.25	1.20	1.11	1.19	1.12

Average daily census	3,282	3,227	3,062	3,123	3,173	3,513
Occupancy %	61.2	59.9	56.9	58.5	59.1	65.3

(a)	Includes income of $2.9 million in the first quarter of 2005, $54.6 million in the second quarter of 2005, $5.9 million in the third quarter of 2005, $1.9 million in the fourth quarter of 2005 and $1.9 million in the first quarter of 2006 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters					Year	First Quarter 2006
	First	Second		Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	236	237		237	237		248
Managed	7	5		5	5		5

	243	242		242	242		253

Number of licensed beds:
Owned or leased	30,161	30,266		30,264	30,264		31,818
Managed	803	605		605	605		605

	30,964	30,871		30,869	30,869		32,423

Revenue mix %:
Medicare	35	32		32	33	33	35
Medicaid	47	51	(a)	50	49	49	47
Private and other	18	17		18	18	18	18
Patient days (excludes managed facilities):
Medicare	394,310	396,230		378,714	381,430	1,550,684	407,214
Medicaid	1,564,779	1,568,306		1,601,714	1,591,713	6,326,512	1,574,699
Private and other	385,093	383,986		396,053	414,738	1,579,870	413,123

	2,344,182	2,348,522		2,376,481	2,387,881	9,457,066	2,395,036

Patient day mix %:
Medicare	17	17		16	16	16	17
Medicaid	67	67		67	67	67	66
Private and other	16	16		17	17	17	17

Revenues per patient day:
Medicare Part A	$347	$346		$349	$364	$352	$374
Total Medicare (including Part B)	388	389		395	404	394	410
Medicaid	134	159	(a)	144	144	145	142
Private and other	207	211		206	211	209	216
Weighted average	189	206		194	197	197	200

Average daily census	26,046	25,808		25,831	25,955	25,910	26,612
Occupancy %	86.0	85.3		85.3	85.8	85.6	86.5

Rehabilitation data:
Revenue mix %:
Company-operated	76	77		78	77	76	78
Non-affiliated	24	23		22	23	24	22

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,105	28,649		28,649	28,657		30,449
Non-affiliated	46,745	56,112		55,201	64,625		63,683

	75,850	84,761		83,850	93,282		94,132

(a)	Includes income of $31.8 million for periods prior to April 1, 2005 related to retroactive Medicaid rate increases in the state of Indiana. Related provider tax expense of $16.0 million under this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/06
	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$4,731	$7,209	$5,510	$4,889	$2,889	$4,864	$30,092	$30,092
Interest	2,249	2,350	1,612	1,096	631	632	8,570	–

	6,980	9,559	7,122	5,985	3,520	5,496	38,662	30,092
Other	50	71	76	81	86	648	1,012	984

	$7,030	$9,630	$7,198	$6,066	$3,606	$6,144	$39,674	$31,076

Average interest rate	10.9%	11.0%	10.9%	10.9%	10.9%	10.4%
Variable rate (a)	$–	$–	$–	$111,700	$–	$–	$111,700	$111,700

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

The following risk factor has been updated from the corresponding risk factor disclosed in the Company’s Form 10-K for the period ended December 31, 2005 to reflect the final Hospital Medicare Rule issued by CMS. In addition to the factors discussed elsewhere in this Form 10-Q, the following risk factor is an important factor which could cause the Company’s actual results or events to differ materially from the results or events contained in any forward-looking statements made by or on behalf of the Company.

Changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including the Hospital Medicare Rule, Medicare Part D, changes in Medicare and Medicaid reimbursements for the Company’s nursing centers, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

CMS issued final regulatory changes regarding the Hospital Medicare Rule on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule will be effective for discharges occurring on or after July 1, 2006. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time retroactive budget neutrality adjustment to LTAC rates. This authority was scheduled to expire on October 1, 2006.

PART II.    OTHER INFORMATION (Continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs [1]
Month #1 (January 1-January 31)	–	$–	–	$52,036,105

Month #2 (February 1-February 28)	–	–	–	52,036,105

Month #3 (March 1-March 31)	–	–	–	52,036,105

Total	–	$–	–	$52,036,105

In addition, the Company also announced on February 27, 2006 that it would use the proceeds from the exercise of the Company’s formerly outstanding warrants to repurchase common stock issued in connection with the exercise of the warrants. After giving effect to warrants that were exercised using a cashless exercise procedure, the Company received approximately $142 million in net proceeds from the exercise of these warrants. The Company intends to use these proceeds to repurchase common stock subject to certain daily trading volume limitations.

(1)	On August 2, 2005, the Company announced that its Board of Directors had authorized up to $100 million in repurchases of its common stock and Series A warrants and Series B warrants. Share and warrant repurchases may be made through open market purchases as well as private transactions. The Board of Directors did not establish an expiration date for the repurchase program. The Company has purchased only common stock under the repurchase program and both series of warrants expired as of April 20, 2006.

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1	Mutual Termination of Purchase and Sale Agreement made on February 28, 2006 between HCRI Massachusetts Properties Trust, a Massachusetts business trust, HCRI Massachusetts Properties Trust II, a Massachusetts business trust, and Kindred Healthcare Operating, Inc., a Delaware corporation. Exhibit 2.6 to the Company’s Annual Report on Form 10-K dated December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Amendment to Warrant Agreement, dated and effective as of February 27, 2006, by and among the Company and Wells Fargo Bank, National Association (as successor by consolidation to Wells Fargo Bank Minnesota, National Association). Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Employment Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Change-in-Control Severance Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Amendment No. 2 to Credit Agreement and Security Agreement dated as of December 22, 2005, to the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent, as supplemented with additional lender commitments. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Employment Agreement dated as of February 22, 2006 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Change-in-Control Severance Agreement dated as of February 22, 2006 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant.

10.7	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 9, 2006	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 9, 2006	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer