Form 10-Q
period 2006-06-30
KINDRED HEALTHCARE, INC
filed 2006-08-04
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2006
Common stock, $0.25 par value	39,903,887 shares

1 of 46

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$1,093,999	$1,035,865	$2,142,156	$1,966,338

Salaries, wages and benefits	592,762	535,605	1,165,654	1,044,285
Supplies	168,798	145,329	333,531	272,944
Rent	77,379	68,783	149,164	135,967
Other operating expenses	181,516	175,603	357,634	324,603
Depreciation and amortization	30,439	25,213	58,893	48,981
Interest expense	3,534	2,439	6,183	4,439
Investment income	(3,444)	(3,031)	(7,135)	(5,378)

	1,050,984	949,941	2,063,924	1,825,841

Income from continuing operations before reorganization items and income taxes	43,015	85,924	78,232	140,497
Reorganization items	–	–	–	(1,371)

Income from continuing operations before income taxes	43,015	85,924	78,232	141,868
Provision for income taxes	18,399	34,533	33,194	57,100

Income from continuing operations	24,616	51,391	45,038	84,768
Discontinued operations, net of income taxes:
Income from operations	5,365	12,029	8,745	15,542
Gain (loss) on divestiture of operations	(308)	2,647	(151)	2,647

Net income	$29,673	$66,067	$53,632	$102,957

Earnings per common share:
Basic:
Income from continuing operations	$0.59	$1.37	$1.15	$2.30
Discontinued operations:
Income from operations	0.13	0.32	0.22	0.42
Gain (loss) on divestiture of operations	(0.01)	0.07	–	0.07

Net income	$0.71	$1.76	$1.37	$2.79

Diluted:
Income from continuing operations	$0.57	$1.11	$1.07	$1.87
Discontinued operations:
Income from operations	0.13	0.26	0.21	0.34
Gain (loss) on divestiture of operations	(0.01)	0.06	–	0.06

Net income	$0.69	$1.43	$1.28	$2.27

Shares used in computing earnings per common share:
Basic	41,695	37,495	39,150	36,907
Diluted	42,956	46,367	42,082	45,456

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,035	$83,420
Cash – restricted	5,786	5,135
Insurance subsidiary investments	220,947	231,134
Accounts receivable less allowance for loss of $65,113 – June 30, 2006 and $62,078 – December 31, 2005	586,872	479,605
Inventories	44,845	43,731
Deferred tax assets	64,572	61,078
Assets held for sale	3,215	12,056
Other	28,016	28,805

	969,288	944,964

Property and equipment	958,521	891,009
Accumulated depreciation	(425,330)	(369,393)

	533,191	521,616

Goodwill	102,218	69,879
Intangible assets less accumulated amortization of $4,049 – June 30, 2006 and $1,763 – December 31, 2005	113,111	34,317
Insurance subsidiary investments	54,466	48,796
Deferred tax assets	82,801	73,750
Other	81,177	67,239

	$1,936,252	$1,760,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,408	$134,547
Salaries, wages and other compensation	250,223	244,851
Due to third party payors	19,686	26,642
Professional liability risks	66,762	70,090
Other accrued liabilities	77,247	79,704
Income taxes	75,694	58,572
Long-term debt due within one year	6,734	6,221

	624,754	620,627

Long-term debt	165,437	26,323
Professional liability risks	191,018	182,113
Deferred credits and other liabilities	72,521	60,962

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,965 shares – June 30, 2006 and 37,331 shares – December 31, 2005	9,991	9,333
Capital in excess of par value	705,723	673,358
Deferred compensation	–	(14,228)
Accumulated other comprehensive loss	(163)	(60)
Retained earnings	166,971	202,133

	882,522	870,536

	$1,936,252	$1,760,561

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$29,673	$66,067	$53,632	$102,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,439	25,586	58,893	49,700
Amortization of stock-based deferred compensation costs	5,269	2,084	9,963	3,996
Provision for doubtful accounts	10,172	4,487	18,889	9,474
Deferred income taxes	(14,937)	–	(14,937)	–
(Gain) loss on divestiture of discontinued operations	308	(2,647)	151	(2,647)
Reorganization items	–	–	–	(1,371)
Other	155	(1,012)	(1,449)	(1,198)
Change in operating assets and liabilities:
Accounts receivable	(32,156)	(106,228)	(125,834)	(165,360)
Inventories and other assets	8,965	4,840	(10,012)	(5,519)
Accounts payable	2,390	2,708	6,039	263
Income taxes	3,386	38,552	19,680	63,884
Due to third party payors	(3,273)	(5,300)	(6,956)	(15,879)
Other accrued liabilities	2,219	9,534	10,181	18,325

Net cash provided by operating activities	42,610	38,671	18,240	56,625

Cash flows from investing activities:
Purchase of property and equipment	(36,740)	(28,598)	(62,035)	(46,561)
Acquisition of healthcare businesses	(508)	(46,277)	(123,581)	(73,877)
Acquisition deposit	–	31,500	–	–
Sale of assets	–	10,049	10,305	11,104
Purchase of insurance subsidiary investments	(43,549)	(91,312)	(84,280)	(205,196)
Sale of insurance subsidiary investments	36,324	105,771	94,884	190,362
Net change in insurance subsidiary cash and cash equivalents	2,679	11,286	(5,473)	24,397
Net change in other investments	1,844	3,719	1,844	3,719
Other	668	2,606	2,960	2,507

Net cash used in investing activities	(39,282)	(1,256)	(165,376)	(93,545)

Cash flows from financing activities:
Net change in revolving credit borrowings	30,900	(25,200)	142,600	–
Repayment of long-term debt	(1,533)	(1,302)	(2,973)	(2,518)
Payment of deferred financing costs	(461)	(165)	(947)	(203)
Issuance of common stock	142,898	6,036	143,188	22,735
Repurchase of common stock	(194,310)	–	(194,310)	–
Other	10,201	1,014	(8,807)	(18,853)

Net cash provided by (used in) financing activities	(12,305)	(19,617)	78,751	1,161

Change in cash and cash equivalents	(8,977)	17,798	(68,385)	(35,759)
Cash and cash equivalents at beginning of period	24,012	15,571	83,420	69,128

Cash and cash equivalents at end of period	$15,035	$33,369	$15,035	$33,369

Supplemental information:
Interest payments	$3,050	$1,477	$5,127	$2,511
Income tax payments	33,308	3,512	33,925	2,946

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States (collectively, “Kindred” or the “Company”). At June 30, 2006, the Company’s hospital division operated 80 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 253 nursing centers in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

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

Impact of recent accounting pronouncement

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Stock option accounting

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In connection with the adoption of SFAS 123R, the Company began to recognize compensation expense prospectively in its consolidated financial statements for non-vested stock options beginning January 1, 2006. See Note 12.

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

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Stock option accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123R as of January 1, 2005 follows (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$66,067	$102,957
Adjustments:
Stock-based employee compensation expense included in reported net income	1,287	2,478
Stock-based employee compensation expense determined under fair value based method	(3,100)	(6,027)

Pro forma net income	$64,254	$99,408

Earnings per common share:
As reported:
Basic	$1.76	$2.79
Diluted	$1.43	$2.27
Pro forma:
Basic	$1.71	$2.69
Diluted	$1.34	$2.12

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$29,673	$66,067	$53,632	$102,957
Net unrealized investment losses, net of income taxes	(98)	(36)	(103)	(498)

Comprehensive income	$29,575	$66,031	$53,529	$102,459

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

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2006, the Company held for sale one closed hospital.

Discontinued operations included favorable pretax adjustments of $9.9 million and $23.0 million for the second quarter of 2006 and 2005, respectively, and $16.9 million and $32.6 million for the six months ended June 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$472	$14,541	$4,527	$31,963

Salaries, wages and benefits	489	8,535	3,227	19,342
Supplies	(18)	1,282	685	2,890
Rent	2	992	53	2,035
Other operating expenses (income)	(8,722)	(16,035)	(13,653)	(17,962)
Depreciation	–	373	–	719
Interest expense	–	–	–	–
Investment income	(2)	(166)	(4)	(333)

	(8,251)	(5,019)	(9,692)	6,691

Income from operations before income taxes	8,723	19,560	14,219	25,272
Income tax provision	3,358	7,531	5,474	9,730

Income from operations	5,365	12,029	8,745	15,542
Gain (loss) on divestiture of operations, net of income taxes	(308)	2,647	(151)	2,647

	$5,057	$14,676	$8,594	$18,189

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Hospital division:
Hospitals	$226	$3,083	$2,302	$8,724
Ancillary services	–	5	1	11

	226	3,088	2,303	8,735
Health services division	246	11,453	2,224	23,228
Pharmacy division	–	–	–	–

	$472	$14,541	$4,527	$31,963

Operating income (loss):
Hospital division:
Hospitals	$(45)	$145	$(355)	$157
Ancillary services	–	5	–	11

	(45)	150	(355)	168
Health services division	8,768	20,607	14,623	27,515
Pharmacy division	–	2	–	10

	$8,723	$20,759	$14,268	$27,693

Rent:
Hospital division:
Hospitals	$1	$31	$38	$81
Ancillary services	–	–	–	–

	1	31	38	81
Health services division	1	961	15	1,954
Pharmacy division	–	–	–	–

	$2	$992	$53	$2,035

Depreciation:
Hospital division:
Hospitals	$–	$–	$–	$–
Ancillary services	–	–	–	–

	–	–	–	–
Health services division	–	373	–	719
Pharmacy division	–	–	–	–

	$–	$373	$–	$719

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	June 30, 2006	December 31, 2005
Current assets:
Property and equipment, net	$3,215	$11,587
Other	–	469

	3,215	12,056
Current liabilities (included in other accrued liabilities)	(13)	(266)

	$3,202	$11,790

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $4.3 million and $54.6 million for the second quarter of 2006 and 2005, respectively, and $6.2 million and $57.5 million for the six months ended June 30, 2006 and 2005, respectively.

Operating results for the second quarter of 2006 included a $3.3 million pretax charge in connection with the settlement of a prior year tax dispute and a pretax charge of $1 million for investment banking services and costs related to the rent reset issue with Ventas, Inc. (“Ventas”). For the six months ended June 30, 2006, the Company recorded a $1.3 million pretax gain from an institutional pharmacy joint venture transaction, a pretax charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs in the Company’s rehabilitation division, and a pretax charge of $2.3 million for investment banking services and costs related to the rent reset issue with Ventas.

Operating results for the second quarter of 2005 included pretax charges of $14.8 million related to a special recognition payment to non-executive caregivers and employees and $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,863	$–
Health services division	9,013	–
Rehabilitation division	1,039	–
Pharmacy division	658	–
Corporate	225	5,000

	$14,798	$5,000

Operating results for the second quarter of 2005 included pretax income of $15.8 million ($31.8 million of revenues net of $16.0 million of provider taxes classified as operating expenses) related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2.1 million related to the first quarter of 2005 and approximately $13.7 million related to prior years.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – ACQUISITIONS

Commonwealth acquisition

On February 28, 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Acquisition”). The transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Acquisition aggregated $31.6 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. Additional adjustments to the purchase price of up to approximately $9 million may occur through February 2008 as a result of contingent consideration in accordance with the acquisition agreement.

A preliminary summary of the Commonwealth Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,690
Fair value of liabilities assumed	(7,111)

Net cash paid	$123,579

The pro forma effect of the Commonwealth Acquisition assuming the transaction occurred on January 1, 2006 or January 1, 2005 follows (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30,
		2006	2005
Revenues	$1,094,569	$2,181,947	$2,080,815
Income from continuing operations	53,448	45,064	87,794
Net income	68,124	53,658	105,983

Earnings per common share:
Basic:
Income from continuing operations	$1.43	$1.15	$2.38
Net income	$1.82	$1.37	$2.87
Diluted:
Income from continuing operations	$1.15	$1.07	$1.93
Net income	$1.47	$1.28	$2.33

Pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Acquisition for all periods presented.

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

A summary of both the PPI Acquisition and the SCP Acquisition follows (in thousands):

	PPI Acquisition	SCP Acquisition
Fair value of assets acquired, including goodwill and other intangible assets	$31,086	$37,479
Fair value of liabilities assumed	(214)	(773)

Net cash paid through June 30, 2005	30,872	36,706
Additional payment of transaction costs	1	42

Total cash paid through June 30, 2006	$30,873	$36,748

The purchase price of the Commonwealth Acquisition, the PPI Acquisition and the SCP Acquisition resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses. The operating results of the Commonwealth Acquisition, the PPI Acquisition and the SCP Acquisition have been included in the accompanying unaudited condensed consolidated financial statements of the Company since the respective acquisition dates.

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Medicare	$506,671	$464,377	$1,008,762	$874,695
Medicaid	301,972	334,973	572,654	616,565
Private and other	379,995	317,007	745,984	634,185

	1,188,638	1,116,357	2,327,400	2,125,445
Eliminations:
Rehabilitation	(58,155)	(49,139)	(113,319)	(97,636)
Pharmacy	(36,484)	(31,353)	(71,925)	(61,471)

	(94,639)	(80,492)	(185,244)	(159,107)

	$1,093,999	$1,035,865	$2,142,156	$1,966,338

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Earnings:
Income from continuing operations	$24,616	$51,391	$45,038	$84,768
Discontinued operations, net of income taxes:
Income from operations	5,365	12,029	8,745	15,542
Gain (loss) on divestiture of operations	(308)	2,647	(151)	2,647

Net income	$29,673	$66,067	$53,632	$102,957

Shares used in the computation:
Weighted average shares outstanding – basic computation	41,695	37,495	39,150	36,907
Dilutive effect of certain securities:
Warrants	540	7,201	2,258	6,937
Employee stock options	409	1,146	394	1,069
Non-vested restricted stock	312	525	280	543

Adjusted weighted average shares outstanding – diluted computation	42,956	46,367	42,082	45,456

Earnings per common share:
Basic:
Income from continuing operations	$0.59	$1.37	$1.15	$2.30
Discontinued operations:
Income from operations	0.13	0.32	0.22	0.42
Gain (loss) on divestiture of operations	(0.01)	0.07	–	0.07

Net income	$0.71	$1.76	$1.37	$2.79

Diluted:
Income from continuing operations	$0.57	$1.11	$1.07	$1.87
Discontinued operations:
Income from operations	0.13	0.26	0.21	0.34
Gain (loss) on divestiture of operations	(0.01)	0.06	–	0.06

Net income	$0.69	$1.43	$1.28	$2.27

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, the Company issued approximately 10.1 million shares of common stock and received net proceeds of approximately $142.3 million. These proceeds were used to repurchase approximately 5.8 million shares of the Company’s common stock in the open market during the second quarter of 2006.

The Company also repurchased approximately two million shares of its common stock in the open market during the second quarter of 2006 at an aggregate cost of approximately $52 million, thereby completing a $100 million share repurchase program authorized by the Company’s Board of Directors in August 2005.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Hospital division	$439,308	$434,562	$870,122	$827,602
Health services division	515,028	484,581	994,600	927,725
Rehabilitation division	74,376	65,365	145,538	130,312
Pharmacy division	159,926	131,849	317,140	239,806

	1,188,638	1,116,357	2,327,400	2,125,445
Eliminations:
Rehabilitation	(58,155)	(49,139)	(113,319)	(97,636)
Pharmacy	(36,484)	(31,353)	(71,925)	(61,471)

	(94,639)	(80,492)	(185,244)	(159,107)

	$1,093,999	$1,035,865	$2,142,156	$1,966,338

Income from continuing operations:
Operating income (loss):
Hospital division	$105,307	$134,263	$209,371	$236,064
Health services division	66,978	65,447	115,541	119,127
Rehabilitation division	8,453	6,989	12,692	16,700
Pharmacy division	15,139	13,298	31,868	24,752
Corporate:
Overhead	(43,257)	(38,052)	(80,591)	(67,167)
Insurance subsidiary	(1,697)	(2,617)	(3,544)	(4,970)

	(44,954)	(40,669)	(84,135)	(72,137)

	150,923	179,328	285,337	324,506
Reorganization items	–	–	–	1,371

Operating income	150,923	179,328	285,337	325,877
Rent	(77,379)	(68,783)	(149,164)	(135,967)
Depreciation and amortization	(30,439)	(25,213)	(58,893)	(48,981)
Interest, net	(90)	592	952	939

Income from continuing operations before income taxes	43,015	85,924	78,232	141,868
Provision for income taxes	18,399	34,533	33,194	57,100

	$24,616	$51,391	$45,038	$84,768

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Rent:
Hospital division	$29,588	$25,244	$56,207	$49,961
Health services division	45,506	41,429	88,445	82,103
Rehabilitation division	897	817	1,766	1,617
Pharmacy division	1,316	1,169	2,596	2,095
Corporate	72	124	150	191

	$77,379	$68,783	$149,164	$135,967

Depreciation and amortization:
Hospital division	$11,658	$9,836	$22,765	$19,390
Health services division	10,871	7,914	20,766	15,390
Rehabilitation division	115	56	195	110
Pharmacy division	1,857	1,521	3,654	2,447
Corporate	5,938	5,886	11,513	11,644

	$30,439	$25,213	$58,893	$48,981

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$14,105	$11,289	$29,470	$19,524
Health services division	11,151	10,986	16,376	17,943
Rehabilitation division	130	96	149	98
Pharmacy division	2,219	1,506	4,276	2,581
Corporate:
Information systems	8,958	4,171	11,472	5,633
Other	177	550	292	782

	$36,740	$28,598	$62,035	$46,561

	June 30, 2006	December 31, 2005
Assets at end of period:
Hospital division	$730,424	$560,767
Health services division	441,495	385,864
Rehabilitation division	9,269	7,124
Pharmacy division	199,969	188,914
Corporate	555,095	617,892

	$1,936,252	$1,760,561

Goodwill:
Hospital division	$61,478	$29,862
Pharmacy division	40,740	40,017

	$102,218	$69,879

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

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Note 2.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Professional liability:
Continuing operations	$20,072	$19,085	$42,264	$39,538
Discontinued operations	(8,988)	(21,136)	(15,610)	(28,750)

Workers compensation:
Continuing operations	$11,599	$12,291	$24,434	$25,037
Discontinued operations	178	499	381	1,017

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2006			December 31, 2005
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$136,423	$84,524	$220,947	$142,654	$88,480	$231,134
Reinsurance recoverables	1,826	–	1,826	2,404	–	2,404

	138,249	84,524	222,773	145,058	88,480	233,538
Non-current:
Insurance subsidiary investments	54,466	–	54,466	48,796	–	48,796
Reinsurance recoverables	8,567	–	8,567	8,186	–	8,186
Deposits	7,250	1,729	8,979	7,250	1,720	8,970
Other	–	254	254	3	102	105

	70,283	1,983	72,266	64,235	1,822	66,057

	$208,532	$86,507	$295,039	$209,293	$90,302	$299,595

Liabilities:
Allowance for insurance risks:
Current	$66,762	$24,989	$91,751	$70,090	$24,707	$94,797
Non-current	191,018	59,975	250,993	182,113	53,421	235,534

	$257,780	$84,964	$342,744	$252,203	$78,128	$330,331

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at June 30, 2006 and $266 million at December 31, 2005.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Hospital division:
Buildings:
Ventas	$16,383	$15,851	$32,411	$31,355
Other landlords	6,539	3,681	11,418	7,253
Equipment	6,666	5,712	12,378	11,353

	29,588	25,244	56,207	49,961
Health services division:
Buildings:
Ventas	32,617	31,565	64,533	62,444
Other landlords	12,124	9,051	22,350	18,151
Equipment	765	813	1,562	1,508

	45,506	41,429	88,445	82,103
Rehabilitation division:
Buildings	19	20	38	35
Equipment	878	797	1,728	1,582

	897	817	1,766	1,617
Pharmacy division:
Buildings	1,104	999	2,152	1,776
Equipment	212	170	444	319

	1,316	1,169	2,596	2,095
Corporate:
Buildings	67	112	134	167
Equipment	5	12	16	24

	72	124	150	191

	$77,379	$68,783	$149,164	$135,967

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LEASES (Continued)

Under the Plan of Reorganization, the Company assumed the original master lease agreements with Ventas and its affiliates and simultaneously amended and restated the agreements into four new master leases (the “Master Leases”). Under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, the Company’s aggregate lease obligations remain unchanged. Ventas exercised this severance right in December 2001 with respect to Master Lease No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing. In September 2004, Ventas exercised this severance right with respect to Master Lease No. 1 to create a new lease of one hospital and seven nursing centers (“Master Lease No. 1A”). Effective May 10, 2006, the CMBS Lease and Master Lease No. 1A were recombined with Master Lease No. 1. At June 30, 2006, the Company leased from Ventas 39 LTAC hospitals and 186 nursing centers.

Ventas has a one-time option to reset the rent and the related rent escalators under each of its Master Leases with the Company to the “Fair Market Rental” of the leased properties. Fair Market Rental is determined through an appraisal procedure set forth in the Master Leases.

Generally, the Master Leases provide that Ventas can initiate the rent reset procedure under each Master Lease at any time between January 20, 2006 and July 19, 2007 by delivering a notice to the Company proposing the Fair Market Rental (as described below) for the balance of the lease term (the “Reset Proposal Notice”). If the Company and Ventas are unable to reach an agreement on the Fair Market Rental within 30 days following delivery of the Reset Proposal Notice, the Company and Ventas each must select an appraiser. These two appraisers then will have ten days to select a third independent final appraiser (the “Final Appraiser”). If the two appraisers cannot agree on a Final Appraiser, either the Company or Ventas can request that the American Arbitration Association select the Final Appraiser. The Final Appraiser will have 60 days to complete its determination of Fair Market Rental, which determination will be final and binding on the parties. Within 30 days following the Final Appraiser’s determination, Ventas may elect to exercise its right to reset Fair Market Rental by sending the Company a final exercise notice (the “Final Exercise Notice”).

Alternatively, Ventas may decide not to exercise its rental reset option, in which event the rent and the existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Leases. Provided that Ventas exercises its reset right in accordance with the Master Leases, the rent reset will become effective as of July 19, 2006.

As a condition to exercising its rent reset right, upon delivery of the Final Exercise Notice, Ventas is required to pay the Company a reset fee equal to a prorated portion of approximately $5 million based upon the proportion of base rent payable under the Master Lease(s) with respect to which rent is reset to the total base rent payable under all of the Master Leases.

“Fair Market Rental” is defined under each Master Lease as the annual amount per annum that a willing tenant would pay, and a willing landlord would accept, at arm’s length, for leasing of the leased properties (or, if applicable, any one or more, but less than all, of the leased properties) for the period of the term (including, without limitation, any extended terms) remaining from and after the date as of which the Fair Market Rental is being determined. The Fair Market Rental may include therein such escalations of rent as would be paid by such a tenant, and accepted by such a landlord, as part of an arm’s length transaction entered into as of the Fair Market Rental determination date; provided, however, that, in addition to such other market factors as may be applicable in determining the Fair Market Rental, the Fair Market Rental shall be determined on the basis, and on the assumptions, that (a) the Fair Market Rental may not include therein any rent, or method of rent calculation, that

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LEASES (Continued)

would adversely affect any landlord by virtue of it being a real estate investment trust or the ability of any such landlord to satisfy the requirements for maintaining its status as a real estate investment trust (and, without limitation of the foregoing, the Fair Market Rental shall not include any rent that would fail to qualify as “rents from real property” for purposes of Section 856(d) of the Internal Revenue Code), (b) the Fair Market Rental amount is to be paid absolutely net to the landlord, without any rights of deduction, set-off or abatement, (c) all of the leased properties as to which the Fair Market Rental is being determined are in good condition and repair (given their respective ages and prevailing health care industry standards with respect to what is considered good condition and repair), without any deferred maintenance (but allowing for ordinary wear and tear), are in material compliance with any and all applicable laws, codes, ordinances and regulations and have in full force and effect, for the benefit of the tenant, the facilities and the leased properties, any and all necessary or appropriate material authorizations for use thereof in accordance with the respective primary intended uses applicable thereto, (d) the tenant has complied, and shall be required to comply, with the requirements of the Master Lease, (e) the respective replacement costs of the leased properties as to which Fair Market Rental is being determined are not determinative of the Fair Market Rental of such leased properties, and (f) the aforesaid tenant shall have available to it, with respect to each leased property as to which the Fair Market Rental is being determined, such remaining term as then remains, and such number of extended terms as then remain unexercised, with respect to such leased property under the terms of the Master Lease. Notwithstanding anything to the contrary contained in the Master Lease, “Fair Market Rental” shall take into account, for each of the applicable leased properties, the market conditions, market levels of earnings before interest, income taxes, depreciation, amortization, rent and management fees (“EBITDARM”), the ratio of market levels of EBITDARM to market levels of rent, and the actual levels of EBITDARM at the applicable leased properties, in each case that are prevailing or measured, as applicable, as of the date as of which the Fair Market Rental is being determined, as well as historical levels of EBITDARM at the applicable leased properties (including the EBITDARM of the leased properties measured as of April 20, 2001).

As discussed above, under the Master Leases, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. For purposes of the reset right, the additional leases are disregarded and the Fair Market Rental is determined on the four original Master Leases.

On May 9, 2006, the Company received the Reset Proposal Notices from Ventas under each of the four Master Leases. In the Reset Proposal Notices, Ventas has asserted that the total aggregate annual rent under the four Master Leases should be reset to approximately $317 million and that the annual rent escalator for each Master Lease should be reset at 3%. The current total aggregate annual rent under the Master Leases is approximately $206 million. The current contingent annual rent escalator is 3 1/2% under each Master Lease.

Since receiving the Reset Proposal Notices, each of Ventas and the Company selected a third party appraiser in an effort to determine the Final Appraiser under each of the Master Leases. After significant negotiation, the two appraisers were unable to agree on the Final Appraiser for the Master Leases. Both Ventas and the Company have submitted formal requests to the American Arbitration Association to select appraisers to serve as the Final Appraiser under each of the Master Leases. Once the Final Appraisers are selected, they will have 60 days to complete the determination of the Fair Market Rental, including the annual rent escalator, under the Master Lease for which they are serving as the Final Appraiser. Within 30 days following the Final Appraiser’s determination, Ventas may elect to exercise its right to reset the Fair Market Rental by sending the Company the Final Exercise Notice. Ventas’ election can be made on a Master Lease by Master Lease basis. Alternatively, Ventas may decide not to exercise its rent reset option, in which event the rent and existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Leases. If Ventas exercises its rent reset right in accordance with the Master Leases, the rent reset will become effective as of July 19, 2006.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION

The Company maintains plans under which up to ten million restricted stock awards and options to purchase common stock may be granted to officers, directors and key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending five to ten years after grant. Shares of common stock available for future grants were 2,030,369 at June 30, 2006.

Stock options

As discussed in Note 1, the Company adopted SFAS 123R as of January 1, 2006. The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the six months ended June 30, 2006: risk-free interest rate of 4.62%; no dividend yield; expected term of five years; and volatility factors based upon the historical price of the Company’s common stock of 0.51. The expected term represents the period of time that stock options granted are expected to be outstanding. As required by SFAS 123R, an estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest. The weighted average fair value of stock options granted during the six months ended June 30, 2006 under a Black-Scholes valuation model was $10.93.

At June 30, 2006, unearned compensation costs related to non-vested stock options aggregated $9.3 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $2.0 million ($1.7 million net of income taxes or $0.04 per diluted share) for the second quarter of 2006 and $3.6 million ($3.0 million net of income taxes or $0.07 per diluted share) for the six months ended June 30, 2006.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2005	3,087,197	$6.39 to $37.17	$21.97
Granted	511,943	21.99 to 28.89	22.42
Exercised	(58,703)	6.39 to 19.07	14.90
Canceled	(86,121)	6.39 to 29.72	17.67

Balances, June 30, 2006	3,454,316	$6.39 to $37.17	$22.27

The intrinsic value of the stock options exercised during the six months ended June 30, 2006 approximated $0.5 million.

A summary of stock options outstanding at June 30, 2006 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2006	Weighted average exercise price
$ 6.39 to $11.04	567,465	7 years	$10.54	297,287	$10.41
$15.91 to $20.00	729,923	6 years	17.64	577,673	17.71
$21.99 to $29.72	1,325,720	7 years	24.25	398,446	26.27
$30.42 to $37.17	831,208	6 years	31.18	831,208	31.18

	3,454,316	7 years	$22.27	2,104,614	$23.62

The intrinsic value of the stock options outstanding and stock options that are exercisable as of June 30, 2006 approximated $17.9 million and $9.8 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – STOCK-BASED COMPENSATION (Continued)

Restricted stock

At June 30, 2006, unearned compensation costs related to non-vested restricted stock aggregated $13.9 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $3.3 million ($2.0 million net of income taxes or $0.05 per diluted share) for the second quarter of 2006 and $6.4 million ($3.9 million net of income taxes or $0.09 per diluted share) for the six months ended June 30, 2006 and $2.0 million ($1.3 million net of income taxes or $0.03 per diluted share) for the second quarter of 2005 and $3.9 million ($2.4 million net of income taxes or $0.05 per diluted share) for the six months ended June 30, 2005.

A summary of non-vested restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2005	890,216	$26.05
Granted	274,650	21.99
Vested	(58,717)	30.86

Balances, June 30, 2006	1,106,149	$24.79

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

Principal contingencies are described below:

Revenues – Certain third party payments are subject to examination by agencies administering the various programs. The Company is contesting certain issues raised in audits of prior year cost reports.

Professional liability risks – The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 2 and 10.

Guarantees of indebtedness – Letters of credit and guarantees of indebtedness approximated $1.3 million at June 30, 2006.

Income taxes – The Internal Revenue Service (the “IRS”) has proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its net operating loss carryforwards (“NOLs”), in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – CONTINGENCIES (Continued)

Litigation – The Company is a party to certain material litigation as well as various suits and claims arising in the ordinary course of business. See Note 14.

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as a disposal of an operating facility. These indemnifications may cover claims against employment-related matters, governmental regulations, environmental issues, and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally would be initiated by a breach of the terms of the contract or by a third party claim or event.

NOTE 14 – LITIGATION

A summary description of significant litigation follows.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the defendants filed a renewed motion to dismiss, as to all defendants, based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted the defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky, which is pending. The Company believes that the allegations in the complaint are without merit and intends to defend this action vigorously.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Leases with Ventas,

•	the risks and uncertainties arising from and related to the rent reset process, including the appraisal process, pursuant to the Master Leases,

•	the risks and uncertainties associated with the court action presently pending between the Company and Ventas related to the production of the Company’s third party appraisals prepared for the rent reset process,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including the final Medicare payment rules issued on May 2, 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”), and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•	national and regional economic conditions, particularly their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal controls over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States. At June 30, 2006, the Company’s hospital division operated 80 LTAC hospitals (6,363 licensed beds) in 24 states. The Company’s health services division operated 253 nursing centers (32,433 licensed beds) in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 39 pharmacies in 24 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $4 million and $55 million for the second quarter of 2006 and 2005, respectively, and $6 million and $58 million for the six months ended June 30, 2006 and 2005, respectively.

Operating results for the second quarter of 2005 included pretax income of $16 million ($32 million of revenues net of $16 million of provider taxes classified as operating expenses) related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2 million related to the first quarter of 2005 and approximately $14 million related to prior years.

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

The provision for doubtful accounts totaled $10 million and $4 million for the second quarter of 2006 and 2005, respectively, and totaled $18 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $258 million at June 30, 2006 and $252 million at December 31, 2005. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at June 30, 2006 and $266 million at December 31, 2005.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of $34 million and $30 million during the six months ended June 30, 2006 and 2005, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2006 would impact the Company’s operating income by approximately $3 million. The Company recorded favorable pretax adjustments of $10 million and $23 million for the second quarter of 2006 and 2005, respectively, and $17 million and $33 million for the six months ended June 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million and $19 million for the second quarter of 2006 and 2005, respectively, and $42 million and $39 million for the six months ended June 30, 2006 and 2005, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $85 million at June 30, 2006 and $78 million at December 31, 2005. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million and $12 million for the second quarter of 2006 and 2005, respectively, and $24 million and $25 million for the six months ended June 30, 2006 and 2005, respectively.

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

There are significant uncertainties with respect to professional liability costs, future government payments to both the Company’s hospitals and nursing centers and the outcome of income tax examinations which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is unlikely. The Company recognized deferred tax assets totaling $147 million at June 30, 2006 and $135 million at December 31, 2005.

In November 2004, the IRS proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, the Company is vigorously contesting the proposed adjustments with the IRS appeals division. Management believes that the ultimate resolution of these disputes will not have a material effect on the Company’s financial position, results of operations or liquidity.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Developments

CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “Hospital Medicare Rule”) on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule is effective for discharges occurring after June 30, 2006. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was scheduled to expire on October 1, 2006.

On August 1, 2006, CMS issued the final rule to reweight LTAC hospital diagnosis related groups (“DRGs”), among other things, beginning October 1, 2006 for the Company. CMS estimates that the effect of the proposal would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 1% to $439 million in the second quarter of 2006 from $435 million in the same period a year ago and 5% to $870 million for the six months ended June 30, 2006 from $828 million in the same period a year ago. As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, revenues in both periods included certain Medicare cost report settlements. Excluding these settlements, revenues increased 15% in the second quarter of 2006 and 12% for the six months ended June 30, 2006 compared to the same periods a year ago. Revenue growth was primarily a result of growth in admissions, new hospital development and the Commonwealth Acquisition. On a same-store basis, revenues increased 6% in both the second quarter and six months ended June 30, 2006 compared to the same periods a year ago. Revenues associated with the Commonwealth Acquisition approximated $30 million and $40 million in the second quarter and six months ended June 30, 2006, respectively.

Admissions rose 9% in the second quarter of 2006 and 10% for the six months ended June 30, 2006 compared to the respective prior year periods, while non-government admissions grew 28% in the second quarter of 2006 and 25% for the six months ended June 30, 2006 compared to the respective prior year periods. On a same-store basis, admissions increased 1% in the second quarter of 2006 and 3% for the six months ended June 30, 2006 compared to the respective prior year periods.

Hospital wage and benefit costs increased 9% to $191 million in the second quarter of 2006 from $175 million in the same period a year ago and 10% to $378 million for the six months ended June 30, 2006 from $343 million in the same period last year. Average hourly wage rates grew 3% in both the second quarter and six months ended June 30, 2006 compared to the same periods a year ago, while employee benefit costs increased 11% in the second quarter of 2006 and 10% for the six months ended June 30, 2006 compared to the same periods a year ago.

Professional liability costs were $5 million in the second quarter of both 2006 and 2005 and $11 million for both six-month periods ended June 30, 2006 and 2005.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

Hospital operating income declined 22% to $105 million in the second quarter of 2006 from $134 million a year ago and declined 11% to $209 million for the six months ended June 30, 2006 from $236 million a year ago. As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, hospital operating income in both periods included certain adjustments. Excluding these adjustments, operating income grew 21% in the second quarter of 2006 and 11% for the six months ended June 30, 2006 and operating margins were 23.2% and 23.5% in the second quarter and six months ended June 30, 2006, respectively, compared to 22.0% and 23.7% in the same prior year periods. Excluding the adjustments, growth in hospital operating income in both periods was primarily attributable to growth in admissions, operating efficiencies associated with growth in volumes and the Commonwealth Acquisition. Aggregate operating costs per admission increased 2% in both the second quarter and six months ended June 30, 2006 compared to the corresponding prior year periods. Operating income associated with the Commonwealth Acquisition approximated $3 million and $4 million in the second quarter and six months ended June 30, 2006, respectively.

The adoption of the Hospital Medicare Rule for the Company’s in-house Medicare patients at June 30, 2006 reduced second quarter hospital revenues and operating income by approximately $5 million.

Health Services Division

Revenues increased 6% to $515 million in the second quarter of 2006 from $484 million in the same period a year ago and 7% to $995 million for the six months ended June 30, 2006 from $927 million in the same period a year ago. Excluding the retroactive Medicaid rate increases discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, revenues increased 14% in the second quarter of 2006 and 10% for the six months ended June 30, 2006 compared to the same periods a year ago. Revenue growth was primarily a result of generally favorable reimbursement rates and an increase in patient days. Aggregate patient days increased 7% in the second quarter of 2006 and 5% for the six months ended June 30, 2006 compared to the respective prior year periods. On a same-store basis, aggregate patient days increased 1% in both the second quarter and six months ended June 30, 2006 compared to the same prior year periods. Revenues associated with the Commonwealth Acquisition approximated $31 million and $41 million in the second quarter and six months ended June 30, 2006, respectively.

Nursing center wage and benefit costs increased 8% to $270 million in the second quarter of 2006 from $250 million in the same period a year ago and 8% to $528 million for the six months ended June 30, 2006 from $487 million in the same period a year ago. Average hourly wage rates increased 5% in the second quarter of 2006 and 4% for the six months ended June 30, 2006 compared to the respective prior year periods, while employee benefit costs increased 6% for both the second quarter and six months ended June 30, 2006 compared to the respective prior year periods.

Professional liability costs were $14 million in the second quarter of both 2006 and 2005, and $30 million and $28 million for the six months ended June 30, 2006 and 2005, respectively.

Nursing center operating income increased 2% to $67 million in the second quarter of 2006 from $66 million in the same period a year ago and declined 3% to $115 million for the six months ended June 30, 2006 from $119 million in the same period a year ago. As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, nursing center operating income in the second quarter of 2005 included certain adjustments. Excluding these adjustments, operating income grew 14% in the second quarter of 2006 and 1% for the six months ended June 30, 2006 while operating margins were 13.0% and 11.6% in the second quarter and six months ended June 30, 2006, respectively, compared to 13.0% and 12.7% in the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

same prior year periods. Excluding these adjustments, aggregate operating costs per patient day increased 6% in the second quarter of 2006 and 7% for the six months ended June 30, 2006 compared to the respective prior year periods. Nursing center operating income in the second quarter and six months ended June 30, 2006 increased primarily due to improved reimbursement rates and increases in patient days (particularly Medicare, private and other patient days). Operating income associated with the Commonwealth Acquisition approximated $3 million and $4 million in the second quarter and six months ended June 30, 2006, respectively.

Rehabilitation Division

Revenues increased 14% to $74 million in the second quarter of 2006 from $65 million in the same period a year ago and 12% to $145 million for the six months ended June 30, 2006 from $130 million in the same period a year ago. The increase in revenues in both periods was primarily attributable to price increases and growth in the volume of services provided to existing customers.

Operating income increased 21% to $9 million in the second quarter of 2006 from $7 million in the same period a year ago and declined 24% to $13 million for the six months ended June 30, 2006 from $17 million in the same period a year ago. Operating income for the six months ended June 30, 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs. Operating income in 2006 also was negatively impacted by increased costs associated with wage rate pressures resulting from an increasingly competitive marketplace for therapists. Operating income for the second quarter of 2005 included a $1 million charge related to a special recognition payment to the Company’s non-executive caregivers and employees.

Pharmacy Division

Revenues increased 21% to $160 million in the second quarter of 2006 from $132 million in the same period a year ago and 32% to $317 million for the six months ended June 30, 2006 from $240 million in the same period a year ago due primarily to acquisitions, price increases and higher drug utilization. Revenues associated with three pharmacy acquisitions completed during 2005 approximated $38 million and $77 million in the second quarter and six months ended June 30, 2006, respectively, compared to $25 million and $28 million for the respective prior year periods. At June 30, 2006, the Company provided pharmacy services to nursing centers containing 95,300 licensed beds, including 30,300 licensed beds that it operates. At June 30, 2005, the Company provided pharmacy services to nursing centers containing 84,800 licensed beds, including 28,700 licensed beds that it operates.

On January 1, 2006, Medicare Part D became effective. Under this program, Medicare beneficiaries who were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of the Company’s nursing center residents whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. In fiscal 2005, the Company’s pharmacy division derived approximately 45% of its revenues from the Medicaid program.

Pharmacy operating income increased 14% to $15 million in the second quarter of 2006 from $14 million in the same period a year ago and 29% to $32 million for the six months ended June 30, 2006 from $25 million in the same period a year ago. Pharmacy operating income for the six months ended June 30, 2006 included a $1 million gain from a joint venture transaction. Pharmacy operating income for the second quarter of 2005

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division (Continued)

included a $1 million charge related to a special recognition payment to the Company’s non-executive caregivers and employees. Operating income associated with three pharmacy acquisitions completed in 2005 approximated $2 million and $6 million in the second quarter and six months ended June 30, 2006, respectively, compared to $3 million for both respective prior year periods. Operating margins were 9.5% and 10.0% in the second quarter and six months ended June 30, 2006, respectively, compared to 10.1% and 10.3% in the same prior year periods. The cost of goods sold as a percentage of institutional pharmacy revenues were 64.9% and 65.2% in the second quarter and six months ended June 30, 2006, respectively, compared to 65.1% and 64.9% in the same prior year periods. Excluding acquisitions, pharmacy operating income in both periods increased from the same period last year primarily due to volume growth.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $43 million and $80 million in the second quarter and six months ended June 30, 2006, respectively, compared to $38 million and $67 million for the respective prior year periods. As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, corporate overhead included certain adjustments. Excluding these adjustments, corporate overhead as a percentage of consolidated revenues totaled 3.6% and 3.5% in the second quarter and six months ended June 30, 2006, respectively, compared to 3.5% and 3.3% in the same prior year periods. The increase in corporate overhead in the second quarter and six months ended June 30, 2006 compared to the same periods last year was primarily attributable to increases in stock-based compensation and certain incentive compensation costs.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million and $4 million in the second quarter and six months ended June 30, 2006, respectively, compared to $3 million and $5 million for the respective prior year periods.

Reorganization Items

Transactions related to the Plan of Reorganization have been classified separately in the unaudited condensed consolidated statement of operations. Operating results for the six months ended June 30, 2005 included income of approximately $1 million resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

Capital Costs

Rent expense increased 12% to $77 million in the second quarter of 2006 from $69 million in the same period a year ago and 10% to $149 million for the six months ended June 30, 2006 from $136 million in the same period a year ago. A substantial portion of the increase resulted from acquisition and development activities, and contractual inflation increases, including those associated with the Master Leases.

Depreciation and amortization expense increased 21% to $31 million in the second quarter of 2006 from $25 million in the same period a year ago and 20% to $59 million for the six months ended June 30, 2006 from $49 million in the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program and acquisition and development activities.

Interest expense increased to $3 million in the second quarter of 2006 from $2 million in the same period a year ago and to $6 million for the six months ended June 30, 2006 from $4 million in the same period a year ago. The increase was primarily a result of increased borrowings under the Company’s revolving credit facility as a result of the Commonwealth Acquisition.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $3 million and $7 million in the second quarter and six months ended June 30, 2006, respectively, compared to $2 million and $5 million for the respective prior year periods.

Consolidated Results

Income from continuing operations before income taxes declined 50% to $43 million in the second quarter of 2006 from $86 million in the same period a year ago and 45% to $78 million for the six months ended June 30, 2006 from $142 million in the same period a year ago. Net income from continuing operations declined 52% to $25 million in the second quarter of 2006 from $52 million in the same period a year ago and 47% to $45 million for the six months ended June 30, 2006 from $85 million in the same period a year ago. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

Net income from discontinued operations aggregated $5 million in the second quarter of 2006 compared to $11 million for the same period a year ago. Net income from discontinued operations aggregated $9 million for the six months ended June 30, 2006 compared to $15 million for the same period a year ago. Net income from discontinued operations included favorable pretax adjustments of $10 million and $23 million for the second quarter of 2006 and 2005, respectively, and $17 million and $33 million for the six months ended June 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas. See Notes 2 and 10 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Cash flows from operations (including discontinued operations) aggregated $18 million for the six months ended June 30, 2006 compared to $57 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $15 million at June 30, 2006 compared to $83 million at December 31, 2005. Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisitions), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at June 30, 2006 aggregated $165 million (including $143 million of borrowings under the Company’s revolving credit facility). The Company was in compliance with the terms of its $400 million revolving credit facility at June 30, 2006. The Company expects to continue to utilize its revolving credit facility in 2006 to fund working capital and development needs.

Over the last few years, the Company’s limited purpose insurance subsidiary has achieved improved professional liability underwriting results. As a result, the Company received a return of capital of $34 million and $30 million during the six months ended June 30, 2006 and 2005, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

The Company’s Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, the Company issued approximately 10.1 million shares of common stock and received net proceeds of approximately $142 million. These proceeds were used to repurchase approximately 5.8 million shares of the Company’s common stock in the open market during the second quarter of 2006.

The Company also repurchased approximately two million shares of its common stock in the open market during the second quarter of 2006 at an aggregate cost of approximately $52 million, thereby completing a $100 million share repurchase program authorized by the Company’s Board of Directors in August 2005.

During the past several years, the Company’s federal income tax payments have been significantly reduced primarily as a result of certain income tax benefits arising in connection with the Company’s reorganization, including the utilization of NOLs. Beginning in 2006, the Company expects that cash payments of federal income taxes will more closely reflect the Company’s provision for income taxes. Accordingly, the Company’s operating cash flows in 2006 may decline from the levels reported in 2005. Operating cash flows for the six months ended June 30, 2006 included $28 million of federal income tax payments, compared to $1 million in the same period a year ago.

As previously discussed, the Company is contesting certain proposed adjustments by the IRS to its 2000 and 2001 federal income tax returns related primarily to its NOLs.

On May 9, 2006, the Company received the Reset Proposal Notices from Ventas under each of the four Master Leases. In the Reset Proposal Notices, Ventas has asserted that the total aggregate annual rent under the four Master Leases should be reset to approximately $317 million and that the annual rent escalator for each Master Lease should be reset at 3%. The current total aggregate annual rent under the Master Leases is approximately $206 million. The current contingent annual rent escalator is 3 1/2% under each Master Lease.

Since receiving the Reset Proposal Notices, each of Ventas and the Company selected a third party appraiser in an effort to determine the Final Appraiser under each of the Master Leases. After significant negotiation, the two appraisers were unable to agree on the Final Appraiser for the Master Leases. Both Ventas and the Company have submitted formal requests to the American Arbitration Association to select appraisers to serve as the Final Appraiser under each of the Master Leases. Once the Final Appraisers are selected, they will have 60 days to complete the determination of the Fair Market Rental, including the annual rent escalator, under the Master Lease for which they are serving as the Final Appraiser. Within 30 days following the Final Appraiser’s determination, Ventas may elect to exercise its right to reset the Fair Market Rental by sending the Company the Final Exercise Notice. Ventas’ election can be made on a Master Lease by Master Lease basis. Alternatively, Ventas may decide not to exercise its rent reset option, in which event the rent and existing 3 1/2% contingent annual escalator would remain at their then current levels under the Master Leases. If Ventas exercises its rent reset right in accordance with the Master Leases, the rent reset will become effective as of July 19, 2006.

The Company has performed substantial analysis of the potential rent reset, including internal analysis, and has had each Ventas facility appraised by one or more independent appraisers taking into account the terms of the Master Leases. Based upon this analysis, the Company has a significant disagreement with Ventas on the asserted rent reset, both with respect to the annual aggregate base rent and the level of the annual rent escalator. Based upon the independent appraisals of the Ventas facilities, the Company believes that both the existing aggregate rents and the 3 1/2% annual rent escalator under each Master Lease are already well above market.

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

Liquidity (Continued)

leased properties, the method of calculating market rents, current market rents and industry market rents for LTAC hospitals and nursing centers, the terms of the Master Leases that limit operational and malpractice insurance restructuring flexibility, the aggregate rental value of the portfolio of LTAC hospitals and nursing centers contained within each Master Lease, and the inherent risks involved in any third party appraisal process. The average ages of the hospitals and nursing centers in the Ventas portfolio are approximately 38 years and 36 years, respectively.

Given the significant difference of opinion with Ventas, the Company believes investors should consider that this issue may be resolved through the appraisal process set forth in the Master Leases.

Capital Resources

Excluding acquisitions, capital expenditures totaled $62 million in the six months ended June 30, 2006 compared to $47 million for the same period a year ago. Excluding acquisitions, capital expenditures could approximate $150 million to $175 million in 2006. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At June 30, 2006, the estimated cost to complete and equip construction in progress approximated $60 million.

The Commonwealth Acquisition was financed primarily through borrowings under the Company’s revolving credit facility.

During the first six months of 2005, the Company acquired a hospital and completed both the PPI Acquisition and the SCP Acquisition. The Company financed these acquisitions through the use of operating cash flows and borrowings under the revolving credit facility.

The revolving credit facility includes certain covenants which limit the Company’s acquisitions and annual capital expenditures. At June 30, 2006, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $230 million.

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

CMS issued final regulatory changes regarding the Hospital Medicare Rule on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule is effective for discharges

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

occurring after June 30, 2006. The adoption of the Hospital Medicare Rule for the Company’s in-house Medicare patients at June 30, 2006 reduced second quarter hospital revenues by approximately $5 million. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was scheduled to expire on October 1, 2006.

On August 1, 2006, CMS issued the final rule to reweight LTAC hospital DRGs, among other things, beginning October 1, 2006 for the Company. CMS estimates that the effect of the proposal would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%.

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

At this time, the Company cannot assess the overall impact of Medicare Part D on its institutional pharmacy business. The impact of this legislation depends upon a variety of factors, including the Company’s ongoing relationships with the Part D plans and the patient mix of the Company’s customers. This legislation may reduce revenue and impose additional costs to the industry, particularly in the transition phase. In addition, there can be no assurance that Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on the Company’s institutional pharmacy business.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$930,473	$1,035,865	$968,619	$989,042	$1,048,157	$1,093,999

Salaries, wages and benefits	508,680	535,605	531,322	537,129	572,892	592,762
Supplies	127,615	145,329	146,112	155,855	164,733	168,798
Rent	67,184	68,783	68,961	69,596	71,785	77,379
Other operating expenses	149,000	175,603	163,484	160,409	176,118	181,516
Depreciation and amortization	23,768	25,213	26,466	27,709	28,454	30,439
Interest expense	2,000	2,439	1,931	1,728	2,649	3,534
Investment income	(2,347)	(3,031)	(2,472)	(3,210)	(3,691)	(3,444)

	875,900	949,941	935,804	949,216	1,012,940	1,050,984

Income from continuing operations before reorganization items and income taxes	54,573	85,924	32,815	39,826	35,217	43,015
Reorganization items	(1,371)	–	–	(268)	–	–

Income from continuing operations before income taxes	55,944	85,924	32,815	40,094	35,217	43,015
Provision for income taxes	22,567	34,533	13,266	15,781	14,795	18,399

Income from continuing operations	33,377	51,391	19,549	24,313	20,422	24,616
Discontinued operations, net of income taxes:
Income (loss) from operations	3,513	12,029	(48)	2,166	3,380	5,365
Gain (loss) on divestiture of operations	–	2,647	(3,147)	(881)	157	(308)

Net income	$36,890	$66,067	$16,354	$25,598	$23,959	$29,673

Earnings per common share:
Basic:
Income from continuing operations	$0.92	$1.37	$0.51	$0.65	$0.56	$0.59
Discontinued operations:
Income (loss) from operations	0.10	0.32	–	0.06	0.09	0.13
Gain (loss) on divestiture of operations	–	0.07	(0.08)	(0.03)	–	(0.01)

Net income	$1.02	$1.76	$0.43	$0.68	$0.65	$0.71

Diluted:
Income from continuing operations	$0.75	$1.11	$0.43	$0.56	$0.50	$0.57
Discontinued operations:
Income (loss) from operations	0.08	0.26	–	0.05	0.08	0.13
Gain (loss) on divestiture of operations	–	0.06	(0.07)	(0.02)	–	(0.01)

Net income	$0.83	$1.43	$0.36	$0.59	$0.58	$0.69

Shares used in computing earnings per common share:
Basic	36,312	37,495	38,013	37,472	36,576	41,695
Diluted	44,410	46,367	46,033	43,736	41,091	42,956

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$393,040	$434,562	$389,776	$390,742	$430,814	$439,308
Health services division	443,144	484,581	461,272	470,501	479,572	515,028
Rehabilitation division	64,947	65,365	65,553	66,908	71,162	74,376
Pharmacy division	107,957	131,849	135,165	147,254	157,214	159,926

	1,009,088	1,116,357	1,051,766	1,075,405	1,138,762	1,188,638
Eliminations:
Rehabilitation	(48,497)	(49,139)	(50,932)	(51,619)	(55,164)	(58,155)
Pharmacy	(30,118)	(31,353)	(32,215)	(34,744)	(35,441)	(36,484)

	(78,615)	(80,492)	(83,147)	(86,363)	(90,605)	(94,639)

	$930,473	$1,035,865	$968,619	$989,042	$1,048,157	$1,093,999

Income from continuing operations:
Operating income (loss):
Hospital division	$101,801	$134,263	$90,728	$92,754	$104,064	$105,307	(a)
Health services division	53,680	65,447	49,928	55,035	48,563	66,978
Rehabilitation division	9,711	6,989	7,913	7,439	4,239	8,453
Pharmacy division	11,454	13,298	14,455	17,630	16,729	15,139
Corporate:
Overhead	(29,115)	(38,052)	(32,631)	(34,716)	(37,334)	(43,257	) (b)
Insurance subsidiary	(2,353)	(2,617)	(2,692)	(2,493)	(1,847)	(1,697)

	(31,468)	(40,669)	(35,323)	(37,209)	(39,181)	(44,954)

	145,178	179,328	127,701	135,649	134,414	150,923
Reorganization items	1,371	–	–	268	–	–

Operating income	146,549	179,328	127,701	135,917	134,414	150,923
Rent	(67,184)	(68,783)	(68,961)	(69,596)	(71,785)	(77,379)
Depreciation and amortization	(23,768)	(25,213)	(26,466)	(27,709)	(28,454)	(30,439)
Interest, net	347	592	541	1,482	1,042	(90)

Income from continuing operations before income taxes	55,944	85,924	32,815	40,094	35,217	43,015
Provision for income taxes	22,567	34,533	13,266	15,781	14,795	18,399

	$33,377	$51,391	$19,549	$24,313	$20,422	$24,616

(a)	Includes income of $4.3 million related to the favorable settlement of prior year hospital Medicare cost reports.
(b)	Includes a charge of $3.3 million in connection with the settlement of a prior year tax dispute and a charge of $1.0 million for investment banking services and costs related to the rent reset issue with Ventas.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$24,717	$25,244	$25,366	$25,529	$26,619	$29,588
Health services division	40,674	41,429	41,473	41,555	42,939	45,506
Rehabilitation division	800	817	817	809	869	897
Pharmacy division	926	1,169	1,226	1,614	1,280	1,316
Corporate	67	124	79	89	78	72

	$67,184	$68,783	$68,961	$69,596	$71,785	$77,379

Depreciation and amortization:
Hospital division	$9,554	$9,836	$10,579	$10,979	$11,107	$11,658
Health services division	7,476	7,914	8,271	8,975	9,895	10,871
Rehabilitation division	54	56	57	64	80	115
Pharmacy division	926	1,521	1,525	1,779	1,797	1,857
Corporate	5,758	5,886	6,034	5,912	5,575	5,938

	$23,768	$25,213	$26,466	$27,709	$28,454	$30,439

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$8,235	$11,289	$11,634	$14,145	$15,365	$14,105
Health services division	6,957	10,986	14,488	17,915	5,225	11,151
Rehabilitation division	2	96	17	538	19	130
Pharmacy division	1,075	1,506	1,562	2,820	2,057	2,219
Corporate:
Information systems	1,462	4,171	5,580	9,191	2,514	8,958
Other	232	550	271	1,341	115	177

	$17,963	$28,598	$33,552	$45,950	$25,295	$36,740

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	73	73	73	74	80	80
Number of licensed beds	5,603	5,603	5,603	5,694	6,347	6,363
Revenue mix % (a):
Medicare	65	71	65	65	64	62
Medicaid	6	6	7	6	7	9
Private and other	29	23	28	29	29	29
Admissions:
Medicare	7,397	7,080	7,106	7,287	7,810	7,330
Medicaid	727	823	845	827	913	1,018
Private and other	1,564	1,528	1,495	1,503	1,919	1,957

	9,688	9,431	9,446	9,617	10,642	10,305

Admissions mix %:
Medicare	76	75	75	76	73	71
Medicaid	8	9	9	8	9	10
Private and other	16	16	16	16	18	19
Patient days:
Medicare	207,670	209,670	197,725	199,857	212,116	211,255
Medicaid	26,660	28,361	30,489	29,867	37,635	50,232
Private and other	61,052	55,622	53,535	57,633	66,399	70,880

	295,382	293,653	281,749	287,357	316,150	332,367

Average length of stay:
Medicare	28.1	29.6	27.8	27.4	27.2	28.8
Medicaid	36.7	34.5	36.1	36.1	41.2	49.3
Private and other	39.0	36.4	35.8	38.3	34.6	36.2
Weighted average	30.5	31.1	29.8	29.9	29.7	32.3
Revenues per admission (a):
Medicare	$34,750	$43,798	$35,871	$34,960	$35,247	$37,025
Medicaid	30,295	30,887	32,385	29,014	34,228	40,231
Private and other	72,872	64,824	71,913	74,516	64,766	64,874
Weighted average	40,570	46,078	41,264	40,630	40,483	42,631
Revenues per patient day (a):
Medicare	$1,238	$1,479	$1,289	$1,275	$1,298	$1,285
Medicaid	826	896	898	803	830	815
Private and other	1,867	1,781	2,008	1,943	1,872	1,791
Weighted average	1,331	1,480	1,383	1,360	1,363	1,322

Medicare case mix index (discharged patients only)	1.22	1.25	1.20	1.11	1.12	1.12

Average daily census	3,282	3,227	3,062	3,123	3,513	3,652
Occupancy %	61.2	59.9	56.9	58.5	65.3	63.3

(a)	Includes income of $2.9 million in the first quarter of 2005, $54.6 million in the second quarter of 2005, $5.9 million in the third quarter of 2005, $1.9 million in the fourth quarter of 2005, $1.9 million in the first quarter of 2006 and $4.3 million in the second quarter of 2006 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters					2006 Quarters
	First	Second		Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	236	237		237	237	248	248
Managed	7	5		5	5	5	5

	243	242		242	242	253	253

Number of licensed beds:
Owned or leased	30,161	30,266		30,264	30,264	31,818	31,828
Managed	803	605		605	605	605	605

	30,964	30,871		30,869	30,869	32,423	32,433

Revenue mix %:
Medicare	35	32		32	33	35	34
Medicaid	47	51	(a)	50	49	47	47
Private and other	18	17		18	18	18	19

Patient days (excludes managed facilities):
Medicare	394,310	396,230		378,714	381,430	407,214	426,618
Medicaid	1,564,779	1,568,306		1,601,714	1,591,713	1,574,699	1,645,022
Private and other	385,093	383,986		396,053	414,738	413,123	447,916

	2,344,182	2,348,522		2,376,481	2,387,881	2,395,036	2,519,556

Patient day mix %:
Medicare	17	17		16	16	17	17
Medicaid	67	67		67	67	66	65
Private and other	16	16		17	17	17	18

Revenues per patient day:
Medicare Part A	$347	$346		$349	$364	$374	$375
Total Medicare (including Part B)	388	389		395	404	410	409
Medicaid	134	159	(a)	144	144	142	147
Private and other	207	211		206	211	216	219
Weighted average	189	206		194	197	200	204

Average daily census	26,046	25,808		25,831	25,955	26,612	27,687
Occupancy %	86.0	85.3		85.3	85.8	86.5	87.3

Rehabilitation data:
Revenue mix %:
Company-operated	76	77		78	77	78	78
Non-affiliated	24	23		22	23	22	22

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,105	28,649		28,649	28,657	30,449	30,287
Non-affiliated	46,745	56,112		55,201	64,625	63,683	65,036

	75,850	84,761		83,850	93,282	94,132	95,323

(a)	Includes income of $31.8 million for periods prior to April 1, 2005 related to retroactive Medicaid rate increases in the state of Indiana. Related provider tax expense of $16.0 million under this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/06
	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Ventas debt obligation:
Principal	$3,214	$7,209	$5,510	$4,889	$2,889	$4,864	$28,575	$28,575
Interest	1,456	2,350	1,612	1,096	631	632	7,777	–

	4,670	9,559	7,122	5,985	3,520	5,496	36,352	28,575
Other	34	71	76	81	86	648	996	955

	$4,704	$9,630	$7,198	$6,066	$3,606	$6,144	$37,348	$29,530

Average interest rate	10.9%	11.0%	10.9%	10.9%	10.9%	10.4%
Variable rate (a)	$–	$–	$–	$142,600	$–	$–	$142,600	$142,600

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (April 1-April 30)	747,100	$24.73	747,100	$175,811,764

Month #2 (May 1-May 31)	4,478,120	24.42	4,478,120	66,323,070

Month #3 (June 1-June 30)	2,603,335	25.45	2,603,335	–

Total	7,828,555	$24.79	7,828,555	$–

(1)	On August 2, 2005, the Company announced that its Board of Directors had authorized up to $100 million in repurchases of its common stock and Series A and Series B warrants. The Company purchased only common stock under this repurchase program.

In addition, the Company also announced on February 27, 2006 that its Board of Directors had authorized the use of the proceeds from the exercise of the Company’s formerly outstanding warrants to repurchase common stock issued in connection with the exercise of the warrants. After giving effect to warrants that were exercised using a cashless exercise procedure, the Company received approximately $142 million in net proceeds from the exercise of these warrants. During the second quarter of 2006, these proceeds were used to purchase approximately 5.8 million shares of common stock under this program.

The amounts set forth in the table reflect repurchases under both of the repurchase programs discussed in this footnote.

PART II.    OTHER INFORMATION (Continued)

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 25, 2006 in Louisville, Kentucky. At the meeting, shareholders elected a board of eight directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld
Thomas P. Cooper, M.D.	36,996,454	214,427
Paul J. Diaz	37,021,421	189,460
Michael J. Embler	33,864,890	3,345,991
Garry N. Garrison	37,030,926	179,955
Isaac Kaufman	37,032,021	178,860
John H. Klein	37,028,976	181,905
Edward L. Kuntz	36,886,683	324,198
Eddy J. Rogers, Jr.	37,051,158	159,723

In addition to electing directors, shareholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal year 2006 by the vote of 37,186,991 in favor, 16,729 against, 7,159 abstentions and no non-votes.

Also at the Annual Meeting, the Company’s shareholders rejected a shareholder proposal to urge the Board of Directors to arrange for the spin-off of the Company’s pharmacy division to its shareholders by the vote of 4,176,786 in favor, 30,134,263 against, 26,278 abstentions and no non-votes.

Item 6.	Exhibits

10.1	Master Lease Combination Amendment and Agreement by and among Kindred Healthcare, Inc. (f/k/a Vencor, Inc.), Kindred Healthcare Operating, Inc. (f/k/a Vencor Operating, Inc.), and Ventas Realty, Limited Partnership dated as of May 10, 2006. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 4, 2006	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 4, 2006	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer