Form 10-Q
period 2006-09-30
KINDRED HEALTHCARE, INC
filed 2006-11-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2006
Common stock, $0.25 par value	39,874,429 shares

1 of 46

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005	3

	Condensed Consolidated Balance Sheet — September 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 6.	Exhibits	45

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,058,892	$951,265	$3,163,616	$2,881,499

Salaries, wages and benefits	589,753	520,875	1,734,568	1,544,846
Supplies	170,815	144,914	502,007	415,519
Rent	81,252	66,457	225,466	197,553
Other operating expenses	176,546	159,417	524,245	475,238
Depreciation and amortization	32,046	25,916	89,720	73,852
Interest expense	4,667	1,931	10,850	6,370
Investment income	(3,530)	(2,471)	(10,665)	(7,849)

	1,051,549	917,039	3,076,191	2,705,529

Income from continuing operations before reorganization items and income taxes	7,343	34,226	87,425	175,970
Reorganization items	–	–	–	(1,371)

Income from continuing operations before income taxes	7,343	34,226	87,425	177,341
Provision for income taxes	3,774	13,809	37,680	71,389

Income from continuing operations	3,569	20,417	49,745	105,952
Discontinued operations, net of income taxes:
Income (loss) from operations	(757)	(916)	6,850	13,859
Gain (loss) on divestiture of operations	126	(3,147)	(25)	(500)

Net income	$2,938	$16,354	$56,570	$119,311

Earnings per common share:
Basic:
Income from continuing operations	$0.09	$0.54	$1.27	$2.84
Discontinued operations:
Income (loss) from operations	(0.02)	(0.03)	0.18	0.37
Gain (loss) on divestiture of operations	–	(0.08)	–	(0.01)

Net income	$0.07	$0.43	$1.45	$3.20

Diluted:
Income from continuing operations	$0.09	$0.45	$1.20	$2.32
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	0.17	0.30
Gain (loss) on divestiture of operations	–	(0.07)	–	(0.01)

Net income	$0.07	$0.36	$1.37	$2.61

Shares used in computing earnings per common share:
Basic	39,014	38,013	39,104	37,279
Diluted	39,769	46,033	41,300	45,648

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,354	$83,420
Cash – restricted	5,874	5,135
Insurance subsidiary investments	228,675	231,134
Accounts receivable less allowance for loss of $66,904 – September 30, 2006 and $62,078 – December 31, 2005	635,307	479,605
Inventories	50,477	43,731
Deferred tax assets	69,061	61,078
Assets held for sale	12,130	12,056
Other	29,906	28,805

	1,044,784	944,964

Property and equipment	979,038	891,009
Accumulated depreciation	(446,324)	(369,393)

	532,714	521,616

Goodwill	108,129	69,879
Intangible assets less accumulated amortization of $5,445 – September 30, 2006 and $1,763 – December 31, 2005	118,825	34,317
Insurance subsidiary investments	45,640	48,796
Deferred tax assets	89,917	73,750
Other	83,549	67,239

	$2,023,558	$1,760,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,957	$134,547
Salaries, wages and other compensation	280,065	244,851
Due to third party payors	28,417	26,642
Professional liability risks	65,521	70,090
Other accrued liabilities	90,441	79,704
Income taxes	78,621	58,572
Long-term debt due within one year	71	6,221

	673,093	620,627

Long-term debt	174,208	26,323
Professional liability risks	191,096	182,113
Deferred credits and other liabilities	103,034	60,962

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,889 shares – September 30, 2006 and 37,331 shares – December 31, 2005	9,972	9,333
Capital in excess of par value	702,186	673,358
Deferred compensation	–	(14,228)
Accumulated other comprehensive income (loss)	683	(60)
Retained earnings	169,286	202,133

	882,127	870,536

	$2,023,558	$1,760,561

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$2,938	$16,354	$56,570	$119,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,673	26,826	91,566	76,526
Amortization of stock-based deferred compensation costs	4,397	2,665	14,360	6,661
Provision for doubtful accounts	10,024	3,725	28,913	13,199
Deferred income taxes	657	–	(14,280)	–
(Gain) loss on divestiture of discontinued operations	(126)	3,147	25	500
Reorganization items	–	–	–	(1,371)
Other	(2,868)	(1,257)	(4,317)	(2,455)
Change in operating assets and liabilities:
Accounts receivable	(56,219)	(6,048)	(182,053)	(171,408)
Inventories and other assets	(4,679)	(1,380)	(14,691)	(6,899)
Accounts payable	(60)	(1,267)	5,979	(1,004)
Income taxes	(16,189)	10,784	3,491	74,668
Due to third party payors	8,731	5,802	1,775	(10,077)
Other accrued liabilities	43,500	(8,813)	53,681	9,512

Net cash provided by operating activities	22,779	50,538	41,019	107,163

Cash flows from investing activities:
Purchase of property and equipment	(37,719)	(33,552)	(99,754)	(80,113)
Acquisitions	(11,086)	(42)	(134,667)	(73,919)
Sale of assets	205	92	10,510	11,196
Purchase of insurance subsidiary investments	(81,207)	(61,620)	(165,487)	(266,816)
Sale of insurance subsidiary investments	82,725	52,795	177,609	243,157
Net change in insurance subsidiary cash and cash equivalents	1,185	(3,445)	(4,288)	20,952
Net change in other investments	(1,101)	(250)	743	3,469
Other	(2,033)	(713)	927	1,794

Net cash used in investing activities	(49,031)	(46,735)	(214,407)	(140,280)

Cash flows from financing activities:
Net change in revolving credit borrowings	30,700	–	173,300	–
Repayment of long-term debt	(321)	(1,363)	(3,294)	(3,881)
Payment of deferred financing costs	(223)	(168)	(1,170)	(371)
Issuance of common stock	178	976	143,366	23,711
Repurchase of common stock	–	–	(194,310)	–
Other	(5,763)	1,493	(14,570)	(17,360)

Net cash provided by financing activities	24,571	938	103,322	2,099

Change in cash and cash equivalents	(1,681)	4,741	(70,066)	(31,018)
Cash and cash equivalents at beginning of period	15,035	33,369	83,420	69,128

Cash and cash equivalents at end of period	$13,354	$38,110	$13,354	$38,110

Supplemental information:
Interest payments	$2,340	$2,513	$7,467	$5,024
Income tax payments	18,833	2,452	52,758	5,398

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States (collectively, “Kindred” or the “Company”). At September 30, 2006, the Company’s hospital division operated 80 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 242 nursing centers in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 45 pharmacies in 26 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Impact of recent accounting pronouncements

On September 29, 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree health care plan. The Company is required to adopt SFAS 158 prospectively in the fourth quarter of 2006. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to affect the Company’s consolidated financial statements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Stock option accounting

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In connection with the adoption of SFAS 123R, the Company began to recognize compensation expense prospectively in its consolidated financial statements for non-vested stock options beginning January 1, 2006. See Note 14.

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

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123R as of January 1, 2005 follows (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$16,354	$119,311
Adjustments:
Stock-based employee compensation expense included in reported net income	1,639	4,117
Stock-based employee compensation expense determined under fair value based method	(3,668)	(9,695)

Pro forma net income	$14,325	$113,733

Earnings per common share:
As reported:
Basic	$0.43	$3.20
Diluted	$0.36	$2.61
Pro forma:
Basic	$0.38	$3.05
Diluted	$0.31	$2.46

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$2,938	$16,354	$56,570	$119,311
Net unrealized investment gains (losses), net of income taxes	846	(236)	743	(734)

Comprehensive income	$3,784	$16,118	$57,313	$118,577

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005 filed with the SEC on Form 10-K.

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

NOTE 2 – PROPOSED SPIN-OFF TRANSACTION

On October 25, 2006, the Company signed a definitive agreement with AmerisourceBergen Corporation (“AmerisourceBergen”) to combine their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The transaction is intended to be tax-free to shareholders of both Kindred and AmerisourceBergen and is expected to be completed in the first quarter of 2007.

Under the terms of the agreement, both KPS and PharMerica LTC will each borrow up to $150 million and use such proceeds to fund a one-time cash distribution, intended to be tax-free, to their respective parent companies. Following the cash distribution, each institutional pharmacy business is expected to be spun off to the shareholders of their respective parent companies. Immediately thereafter, a stock-for-stock merger will be effected that would result in Kindred and AmerisourceBergen shareholders each owning 50% of the new publicly traded company. The proposed transaction is subject to certain conditions, including the completion of the registration statement to be filed with the SEC and a favorable determination by the Internal Revenue Service (the “IRS”). The closing of the proposed transaction also will require the receipt of required regulatory approvals and the satisfaction of certain other conditions.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – PROPOSED SPIN-OFF TRANSACTION (Continued)

For accounting purposes, the historical operating results of the Company’s pharmacy segment will be reclassified as discontinued operations upon the consummation of the proposed transaction.

NOTE 3 – VENTAS RENT RESET

At September 30, 2006, the Company leased from Ventas, Inc. and its affiliates (“Ventas”) 39 LTAC hospitals and 186 nursing centers under four master leases (the “Master Leases”).

On October 12, 2006, Ventas exercised a one-time right to reset rent under each of the four Master Leases. These new aggregate annual rents of approximately $239 million became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the four Master Leases. Aggregate annual Ventas rents prior to the rent reset approximated $206 million. As required, Ventas paid the Company a reset fee of approximately $4.6 million which will be amortized as a reduction of rent expense over the remaining original terms of the Master Leases. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Leases in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator will be 2.7% for Master Leases 1, 3 and 4. The escalator for Master Lease 2 is based upon the Consumer Price Index (the “CPI”) with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease was 3.5%.

In 2003, the Company had agreed to pay Ventas additional rents in varying amounts generally over seven years in consideration for the divestiture of the Company’s former Florida and Texas nursing centers. For accounting purposes, these additional rent payments were classified as long-term debt. As a result of the rent reset, the remaining obligations under the 2003 agreement were extinguished. For accounting purposes, the Company’s remaining debt obligation to Ventas of $28.3 million as of July 18, 2006 has been reclassified as a deferred credit in the accompanying unaudited condensed consolidated balance sheet and will be amortized as a reduction of rent expense over the remaining original terms of the Master Leases.

NOTE 4 – DISCONTINUED OPERATIONS

Nursing center dispositions

On August 8, 2006, the Company entered into definitive agreements with Health Care Property Investors, Inc. (“HCP”) to acquire the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for three hospitals currently owned by the Company. As part of the transaction, the Company will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company will pay HCP a one-time cash payment of approximately $36 million. The Company also will amend its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until September 30, 2016.

On November 7, 2006, the Company entered into a definitive agreement to sell the real estate and related operations of these 11 nursing centers for $78 million (the “Sale Transaction”). The Sale Transaction is subject to the receipt of required approvals and the satisfaction of several conditions to closing, including without limitation, the successful closing of the HCP transaction.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Nursing center dispositions (Continued)

The 11 nursing centers, which contain 1,754 licensed beds, generated pretax losses of approximately $4.0 million for the year ended December 31, 2005 and $2.5 million for the nine months ended September 30, 2006. The HCP transaction and the Sale Transaction are subject to various regulatory approvals and the satisfaction of several conditions to closing. Upon completion of the HCP transaction, the Company expects to record a pretax loss ranging from $7 million to $10 million.

For accounting purposes, the operating results of the 11 nursing centers have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented.

Discontinued operations summary

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” divestitures over the past several years have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2006, the Company held for sale 11 nursing centers and one closed hospital.

Discontinued operations included favorable pretax adjustments of $0.4 million and $4.1 million for the third quarter of 2006 and 2005, respectively, and $17.3 million and $36.7 million for the nine months ended September 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$22,237	$31,517	$68,259	$103,860

Salaries, wages and benefits	10,885	17,383	34,958	57,051
Supplies	1,209	2,333	4,259	7,589
Rent	2,485	3,162	7,488	10,068
Other operating expenses	8,262	9,275	8,574	4,332
Depreciation	627	910	1,846	2,674
Interest expense	–	–	–	–
Investment income	(1)	(57)	(5)	(390)

	23,467	33,006	57,120	81,324

Income (loss) from operations before income taxes	(1,230)	(1,489)	11,139	22,536
Income tax provision (benefit)	(473)	(573)	4,289	8,677

Income (loss) from operations	(757)	(916)	6,850	13,859
Gain (loss) on divestiture of operations, net of income taxes	126	(3,147)	(25)	(500)

	$(631)	$(4,063)	$6,825	$13,359

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Hospital division:
Hospitals	$753	$1,402	$3,055	$10,126
Ancillary services	1	–	2	11

	754	1,402	3,057	10,137
Health services division	21,483	30,115	65,202	93,723
Pharmacy division	–	–	–	–

	$22,237	$31,517	$68,259	$103,860

Operating income (loss):
Hospital division:
Hospitals	$461	$(469)	$106	$(312)
Ancillary services	1	9	1	20

	462	(460)	107	(292)
Health services division	1,419	2,986	20,361	35,170
Pharmacy division	–	–	–	10

	$1,881	$2,526	$20,468	$34,888

Rent:
Hospital division:
Hospitals	$–	$33	$38	$114
Ancillary services	–	2	–	2

	–	35	38	116
Health services division	2,485	3,127	7,450	9,952
Pharmacy division	–	–	–	–

	$2,485	$3,162	$7,488	$10,068

Depreciation:
Hospital division:
Hospitals	$–	$–	$–	$–
Ancillary services	–	–	–	–

	–	–	–	–
Health services division	627	910	1,846	2,674
Pharmacy division	–	–	–	–

	$627	$910	$1,846	$2,674

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2006	December 31, 2005
Current assets:
Property and equipment, net	$11,780	$11,587
Other	350	469

	12,130	12,056
Current liabilities (included in other accrued liabilities)	(1,346)	(266)

	$10,784	$11,790

NOTE 5 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the third quarter of 2006 included pretax income of $1.3 million related to an insurance recovery and a favorable adjustment of a prior year tax dispute, and a pretax charge of $3.5 million for costs incurred in connection with the planned spin-off of the Company’s institutional pharmacy business and professional fees incurred in connection with the Ventas rent reset issue. Third quarter 2006 results also included a charge of $0.6 million related to a change in estimate of the Company’s annual effective income tax rate.

Operating results for the nine months ended September 30, 2006 also included a $1.3 million pretax gain from an institutional pharmacy joint venture transaction, a pretax charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs in the Company’s rehabilitation division, a $3.0 million pretax charge in connection with the settlement of a prior year tax dispute, and a pretax charge of $4.3 million for costs related to investment banking services and professional fees incurred in connection with the Ventas rent reset issue.

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $5.9 million for the third quarter of 2005, and $6.2 million and $63.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating results for the third quarter of 2005 included costs associated with Hurricane Katrina and Hurricane Rita which reduced hospital pretax income by $2.1 million.

Operating results for the nine months ended September 30, 2005 included pretax charges of $13.7 million (including a $0.7 million favorable adjustment recorded in the third quarter of 2005) related to a special recognition payment to non-executive caregivers and employees and $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,703	$–
Health services division	8,038	–
Rehabilitation division	1,024	–
Pharmacy division	697	–
Corporate	216	5,000

	$13,678	$5,000

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Operating results for the nine months ended September 30, 2005 included pretax income of $15.8 million ($31.2 million of revenues less $15.4 million of provider taxes classified as operating expenses) related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2.1 million related to the first quarter of 2005 and approximately $13.7 million related to prior years.

NOTE 6 – REORGANIZATION ITEMS

Transactions related to the Company’s emergence from bankruptcy have been classified separately in the accompanying unaudited condensed consolidated statement of operations. Operating results for the nine months ended September 30, 2005 included income of $1.4 million resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

NOTE 7 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of these acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company since the respective acquisition dates. The purchase price of these acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses.

Commonwealth acquisition

On February 28, 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Acquisition”). The transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Acquisition aggregated $32.9 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. Additional adjustments to the purchase price of approximately $7 million may occur through February 2008 as a result of contingent consideration in accordance with the acquisition agreement.

A preliminary summary of the Commonwealth Acquisition follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,645
Fair value of liabilities assumed	(6,991)

Net cash paid	$123,654

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – ACQUISITIONS (Continued)

Commonwealth acquisition (Continued)

The pro forma effect of the Commonwealth Acquisition assuming the transaction occurred on January 1, 2006 or January 1, 2005 follows (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30,
		2006	2005
Revenues	$1,010,769	$3,203,407	$3,055,480
Income from continuing operations	22,033	49,771	110,594
Net income	17,970	56,596	123,953

Earnings per common share:
Basic:
Income from continuing operations	$0.58	$1.27	$2.97
Net income	$0.47	$1.45	$3.33
Diluted:
Income from continuing operations	$0.48	$1.20	$2.42
Net income	$0.39	$1.37	$2.71

Pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Acquisition for all periods presented.

Pharmacy acquisitions

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Acquisition”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Acquisition aggregated $11.6 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years.

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

A summary of both the PPI Acquisition and the SCP Acquisition follows (in thousands):

	PPI Acquisition	SCP Acquisition
Fair value of assets acquired, including goodwill and other intangible assets	$31,085	$37,480
Fair value of liabilities assumed	(213)	(732)

Net cash paid through September 30, 2005	30,872	36,748
Additional payment of transaction costs	1	–

Total cash paid through September 30, 2006	$30,873	$36,748

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – ACQUISITIONS (Continued)

Pharmacy acquisitions (Continued)

During the third quarter of 2006, the Company acquired three institutional pharmacies for an aggregate cost of $14.5 million. Goodwill recorded in connection with these acquisitions aggregated $3.9 million. The purchase price also included acquired identifiable intangible assets totaling $7.1 million that will be amortized over approximately 10 years. Additional adjustments to the purchase price of approximately $2 million may occur through July 2008 as a result of contingent consideration in accordance with the acquisition agreements.

NOTE 8 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Medicare	$476,442	$400,126	$1,475,528	$1,264,689
Medicaid	288,435	307,445	835,790	899,747
Private and other	387,564	324,860	1,127,028	953,060

	1,152,441	1,032,431	3,438,346	3,117,496
Eliminations:
Rehabilitation	(57,019)	(49,779)	(168,065)	(144,916)
Pharmacy	(36,530)	(31,387)	(106,665)	(91,081)

	(93,549)	(81,166)	(274,730)	(235,997)

	$1,058,892	$951,265	$3,163,616	$2,881,499

NOTE 9 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of warrants, stock options and non-vested restricted stock.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Earnings:
Income from continuing operations	$3,569	$20,417	$49,745	$105,952
Discontinued operations, net of income taxes:
Income (loss) from operations	(757)	(916)	6,850	13,859
Gain (loss) on divestiture of operations	126	(3,147)	(25)	(500)

Net income	$2,938	$16,354	$56,570	$119,311

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,014	38,013	39,104	37,279
Dilutive effect of certain securities:
Warrants	–	6,752	1,497	6,875
Employee stock options	514	931	435	1,022
Non-vested restricted stock	241	337	264	472

Adjusted weighted average shares outstanding – diluted computation	39,769	46,033	41,300	45,648

Earnings per common share:
Basic:
Income from continuing operations	$0.09	$0.54	$1.27	$2.84
Discontinued operations:
Income (loss) from operations	(0.02)	(0.03)	0.18	0.37
Gain (loss) on divestiture of operations	–	(0.08)	–	(0.01)

Net income	$0.07	$0.43	$1.45	$3.20

Diluted:
Income from continuing operations	$0.09	$0.45	$1.20	$2.32
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	0.17	0.30
Gain (loss) on divestiture of operations	–	(0.07)	–	(0.01)

Net income	$0.07	$0.36	$1.37	$2.61

NOTE 10 – STOCKHOLDERS’ EQUITY

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

NOTE 11 – BUSINESS SEGMENT DATA

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Hospital division	$406,923	$389,776	$1,277,045	$1,217,378
Health services division	499,072	441,937	1,452,177	1,329,282
Rehabilitation division	76,003	65,553	221,541	195,865
Pharmacy division	170,443	135,165	487,583	374,971

	1,152,441	1,032,431	3,438,346	3,117,496
Eliminations:
Rehabilitation	(57,019)	(49,779)	(168,065)	(144,916)
Pharmacy	(36,530)	(31,387)	(106,665)	(91,081)

	(93,549)	(81,166)	(274,730)	(235,997)

	$1,058,892	$951,265	$3,163,616	$2,881,499

Income from continuing operations:
Operating income (loss):
Hospital division	$74,793	$90,728	$284,164	$326,792
Health services division	61,293	48,286	172,515	162,744
Rehabilitation division	8,857	7,913	21,549	24,613
Pharmacy division	16,152	14,455	48,020	39,207
Corporate:
Overhead	(37,683)	(32,631)	(118,274)	(99,798)
Insurance subsidiary	(1,634)	(2,692)	(5,178)	(7,662)

	(39,317)	(35,323)	(123,452)	(107,460)

	121,778	126,059	402,796	445,896
Reorganization items	–	–	–	1,371

Operating income	121,778	126,059	402,796	447,267
Rent	(81,252)	(66,457)	(225,466)	(197,553)
Depreciation and amortization	(32,046)	(25,916)	(89,720)	(73,852)
Interest, net	(1,137)	540	(185)	1,479

Income from continuing operations before income taxes	7,343	34,226	87,425	177,341
Provision for income taxes	3,774	13,809	37,680	71,389

	$3,569	$20,417	$49,745	$105,952

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Rent:
Hospital division	$32,245	$25,366	$88,452	$75,327
Health services division	46,552	38,969	130,047	116,201
Rehabilitation division	932	817	2,698	2,434
Pharmacy division	1,448	1,226	4,044	3,321
Corporate	75	79	225	270

	$81,252	$66,457	$225,466	$197,553

Depreciation and amortization:
Hospital division	$12,363	$10,579	$35,128	$29,969
Health services division	10,966	7,721	30,513	22,066
Rehabilitation division	127	57	322	167
Pharmacy division	2,594	1,525	6,248	3,972
Corporate	5,996	6,034	17,509	17,678

	$32,046	$25,916	$89,720	$73,852

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$16,535	$11,634	$46,005	$31,158
Health services division	12,849	14,488	29,225	32,431
Rehabilitation division	146	17	295	115
Pharmacy division	2,581	1,562	6,857	4,143
Corporate:
Information systems	5,376	5,580	16,848	11,213
Other	232	271	524	1,053

	$37,719	$33,552	$99,754	$80,113

	September 30, 2006	December 31, 2005
Assets at end of period:
Hospital division	$750,211	$560,767
Health services division	468,278	385,864
Rehabilitation division	10,723	7,124
Pharmacy division	227,057	188,914
Corporate	567,289	617,892

	$2,023,558	$1,760,561

Goodwill:
Hospital division	$62,783	$29,862
Pharmacy division	45,346	40,017

	$108,129	$69,879

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Note 4.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Professional liability:
Continuing operations	$13,539	$17,166	$51,820	$53,985
Discontinued operations	2,866	(1,035)	(8,761)	(27,066)

Workers compensation:
Continuing operations	$8,918	$11,652	$32,845	$36,217
Discontinued operations	327	712	1,215	2,201

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2006			December 31, 2005
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$145,477	$83,198	$228,675	$142,654	$88,480	$231,134
Reinsurance recoverables	1,908	–	1,908	2,404	–	2,404

	147,385	83,198	230,583	145,058	88,480	233,538
Non-current:
Insurance subsidiary investments	45,640	–	45,640	48,796	–	48,796
Reinsurance recoverables	8,770	–	8,770	8,186	–	8,186
Deposits	7,250	1,502	8,752	7,250	1,720	8,970
Other	–	204	204	3	102	105

	61,660	1,706	63,366	64,235	1,822	66,057

	$209,045	$84,904	$293,949	$209,293	$90,302	$299,595

Liabilities:
Allowance for insurance risks:
Current	$65,521	$25,131	$90,652	$70,090	$24,707	$94,797
Non-current	191,096	60,091	251,187	182,113	53,421	235,534

	$256,617	$85,222	$341,839	$252,203	$78,128	$330,331

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $269 million at September 30, 2006 and $266 million at December 31, 2005.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 13 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Hospital division:
Buildings:
Ventas	$19,522	$15,851	$51,933	$47,206
Other landlords	6,486	3,628	17,904	10,881
Equipment	6,237	5,887	18,615	17,240

	32,245	25,366	88,452	75,327
Health services division:
Buildings:
Ventas	35,922	31,565	100,455	94,009
Other landlords	9,862	6,707	27,305	20,039
Equipment	768	697	2,287	2,153

	46,552	38,969	130,047	116,201
Rehabilitation division:
Buildings	19	18	57	53
Equipment	913	799	2,641	2,381

	932	817	2,698	2,434
Pharmacy division:
Buildings	1,270	1,025	3,422	2,801
Equipment	178	201	622	520

	1,448	1,226	4,044	3,321
Corporate:
Buildings	70	74	204	241
Equipment	5	5	21	29

	75	79	225	270

	$81,252	$66,457	$225,466	$197,553

Rent expense for the third quarter of 2006 included increased rents, net of deferred credit amortization, associated with the Ventas rent reset of $3.1 million in the hospital division and $3.3 million in the health services division.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – STOCK-BASED COMPENSATION

The Company maintains plans under which up to ten million restricted stock awards and options to purchase common stock may be granted to officers, directors and key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 2,049,617 at September 30, 2006.

Stock options

As discussed in Note 1, the Company adopted SFAS 123R as of January 1, 2006. The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for the nine months ended September 30, 2006: risk-free interest rate of 4.61%; no dividend yield; expected term of five years; and volatility factors based upon the historical price of the Company’s common stock of 0.51. The expected term represents the period of time that stock options granted are expected to be outstanding. As required by SFAS 123R, an estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest. The weighted average fair value of stock options granted during the nine months ended September 30, 2006 under a Black-Scholes valuation model was $10.95.

At September 30, 2006, unearned compensation costs related to non-vested stock options aggregated $7.5 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $1.9 million ($1.6 million net of income taxes or $0.04 per diluted share) for the third quarter of 2006 and $5.5 million ($4.6 million net of income taxes or $0.11 per diluted share) for the nine months ended September 30, 2006.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2005	3,087,197	$6.39 to $37.17	$21.97
Granted	515,443	21.99 to 28.89	22.44
Exercised	(71,819)	6.39 to 24.53	14.66
Canceled	(108,869)	6.39 to 29.72	19.02

Balances, September 30, 2006	3,421,952	$6.39 to $37.17	$22.29

The intrinsic value of the stock options exercised during the nine months ended September 30, 2006 approximated $0.8 million.

A summary of stock options outstanding at September 30, 2006 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2006	Weighted average exercise price
$ 6.39 to $11.04	560,551	7 years	$10.55	516,501	$10.69
$15.91 to $20.00	718,023	6 years	17.66	662,023	17.48
$21.99 to $29.72	1,312,170	7 years	24.22	533,482	25.57
$30.42 to $37.17	831,208	6 years	31.18	831,208	31.18

	3,421,952	6 years	$22.29	2,543,214	$22.27

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14 – STOCK-BASED COMPENSATION (Continued)

Stock options (Continued)

The intrinsic value of the stock options outstanding and stock options that are exercisable as of September 30, 2006 approximated $26.7 million and $20.2 million, respectively.

Restricted stock

At September 30, 2006, unearned compensation costs related to non-vested restricted stock aggregated $11.4 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $2.5 million ($1.5 million net of income taxes or $0.04 per diluted share) for the third quarter of 2006 and $8.9 million ($5.4 million net of income taxes or $0.13 per diluted share) for the nine months ended September 30, 2006 and $2.7 million ($1.6 million net of income taxes or $0.04 per diluted share) for the third quarter of 2005 and $6.6 million ($4.0 million net of income taxes or $0.09 per diluted share) for the nine months ended September 30, 2005.

A summary of non-vested restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2005	890,216	$26.05
Granted	274,650	21.99
Vested	(356,880)	21.79

Balances, September 30, 2006	807,986	$26.55

NOTE 15 – CONTINGENCIES

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

Professional liability risks – The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 4 and 12.

Income taxes – The IRS has proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which the Company is contesting. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its net operating loss carryforwards (“NOLs”), in connection with the Company’s emergence from bankruptcy in 2001. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15 – CONTINGENCIES (Continued)

Litigation – The Company is a party to certain material litigation as well as various suits and claims arising in the ordinary course of business. See Note 16.

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

NOTE 16 – LITIGATION

A summary description of significant litigation follows.

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky. By a decision dated September 24, 2006, the Kentucky Court of Appeals ordered the dismissal of this case with prejudice. This decision is final since the appeal period has expired.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Master Leases with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s and AmerisourceBergen’s ability to complete the proposed merger of their respective institutional pharmacy operations, including the receipt of all required regulatory approvals and the satisfaction of other closing conditions to the proposed transaction,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including the final Medicare payment rules issued in May 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”), and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, including labor and employee benefit costs,

•	the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to ensure and maintain an effective system of internal controls over financial reporting.

Many of these factors are beyond the Company’s control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

The quarterly adjustment information in Note 5 and the business segment data in Note 11 should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States. At September 30, 2006, the Company’s hospital division operated 80 LTAC hospitals (6,359 licensed beds) in 24 states. The Company’s health services division operated 242 nursing centers (30,679 licensed beds) in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 45 pharmacies in 26 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

On October 25, 2006, the Company signed a definitive agreement with AmerisourceBergen to combine their respective institutional pharmacy businesses, KPS and PharMerica LTC, into a new, independent, publicly traded company. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4.

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

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $5 million for the third quarter of 2005, and $6 million and $63 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating results for the nine months ended September 30, 2005 included pretax income of $16 million ($31 million of revenues less $15 million of provider taxes classified as operating expenses) related to retroactive nursing center Medicaid rate increases in the state of Indiana, of which approximately $2 million related to the first quarter of 2005 and approximately $14 million related to prior years.

See Note 8 for a summary of the Company’s revenues.

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

The provision for doubtful accounts totaled $10 million and $4 million for the third quarter of 2006 and 2005, respectively, and totaled $28 million and $12 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. The interest rate used to discount funded professional liability risks in each period presented was 5%. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $257 million at September 30, 2006 and $252 million at December 31, 2005. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $269 million at September 30, 2006 and $266 million at December 31, 2005.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received a return of capital of $34 million and $30 million during the nine months ended September 30, 2006 and 2005, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the increasing cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2006 would impact the Company’s operating income by approximately $3 million. The Company recorded favorable pretax adjustments of $0.4 million and $4 million for the third quarter of 2006 and 2005, respectively, and $17 million and $37 million for the nine months ended September 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $14 million and $17 million for the third quarter of 2006 and 2005, respectively, and $52 million and $54 million for the nine months ended September 30, 2006 and 2005, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $85 million at September 30, 2006 and $78 million at December 31, 2005. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $9 million and $11 million for the third quarter of 2006 and 2005, respectively, and $33 million and $36 million for the nine months ended September 30, 2006 and 2005, respectively.

See Note 12 for a summary of the Company’s insurance activities.

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

The effective income tax rate for the third quarter of 2006 was 51.4% compared to 40.3% for the third quarter of 2005. Operating results in the third quarter of 2006 included a charge of approximately $1 million related to a change in estimate of the Company’s annual effective income tax rate. The effective income tax rate for the nine months ended September 30, 2006 was 43.1% compared to 40.3% for the same period a year ago.

There are significant uncertainties with respect to professional liability costs, future government payments to both the Company’s hospitals and nursing centers and the outcome of income tax examinations which, among other things, could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is unlikely. The Company recognized deferred tax assets totaling $159 million at September 30, 2006 and $135 million at December 31, 2005.

In November 2004, the IRS proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns. The principal proposed adjustment relates to the manner of reduction of the Company’s tax attributes, primarily its NOLs, in connection with the Company’s emergence from bankruptcy in 2001. These proposed adjustments could have the effect of substantially eliminating the Company’s NOLs. However, the Company is vigorously contesting the proposed adjustments with the IRS appeals division. Management believes that the ultimate resolution of these disputes will not have a material effect on the Company’s financial position, results of operations or liquidity.

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

Recent Developments

CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “Hospital Medicare Rule”) on May 2, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects that the Hospital Medicare Rule will reduce Medicare revenues to the Company’s hospitals associated with short stay outliers and high cost outliers by approximately $46 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. The Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was scheduled to expire on October 1, 2006.

On August 1, 2006, CMS issued the final rule to reweight LTAC hospital diagnosis related groups (“DRGs”), among other things, beginning October 1, 2006 for the Company. CMS estimates that the effect of the proposal would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. Based upon the Company’s historical Medicare patient volumes, the Company expects the revised DRG reweighting will reduce Medicare revenues to the Company’s hospitals by approximately $6 million to $8 million on an annual basis.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 4% to $407 million in the third quarter of 2006 from $389 million in the same period a year ago and 5% to $1.3 billion for the nine months ended September 30, 2006 from $1.2 billion in the same period a year ago. Revenue growth was primarily a result of new hospital development and the Commonwealth Acquisition. Revenues associated with the Commonwealth Acquisition approximated $27 million and $67 million in the third quarter and nine months ended September 30, 2006, respectively. Revenues for the nine months ended September 30, 2005 also included $63 million of favorable prior year Medicare cost report settlements.

Admissions rose 5% in the third quarter of 2006 and 8% for the nine months ended September 30, 2006 compared to the respective prior year periods. On a same-store basis, total admissions declined 3% in the third quarter of 2006 and increased 1% for the nine months ended September 30, 2006 compared to the respective prior year periods. Medicare same-store admissions declined 9% in the third quarter of 2006 and declined 3% for the nine months ended September 30, 2006 compared to the respective prior year periods.

Hospital wage and benefit costs increased 12% to $192 million in the third quarter of 2006 from $171 million in the same period a year ago and 11% to $570 million for the nine months ended September 30,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

2006 from $514 million in the same period last year. Average hourly wage rates grew 3% in both the third quarter and nine months ended September 30, 2006 compared to the same periods a year ago, while employee benefit costs increased 11% in the third quarter of 2006 and 10% for the nine months ended September 30, 2006 compared to the same periods a year ago.

Professional liability costs were $5 million in the third quarter of both 2006 and 2005 and $16 million for the nine-month periods ended September 30, 2006 and 2005.

Hospital operating income declined 18% to $75 million in the third quarter of 2006 from $91 million a year ago and declined 13% to $284 million for the nine months ended September 30, 2006 from $327 million a year ago. The reduction in hospital operating income in the third quarter of 2006 was primarily attributable to the Hospital Medicare Rule, lower Medicare admissions and operating inefficiencies associated with reduced volume levels. Hospital operating results for the nine months ended September 30, 2005 were favorably impacted by $63 million of prior year Medicare cost report settlements. Aggregate operating costs per admission increased 6% in the third quarter and 3% for the nine months ended September 30, 2006 compared to the corresponding prior year periods. Operating income associated with the Commonwealth Acquisition approximated $1 million and $5 million in the third quarter and nine months ended September 30, 2006, respectively.

Health Services Division

Revenues increased 13% to $499 million in the third quarter of 2006 from $442 million in the same period a year ago and 9% to $1.5 billion for the nine months ended September 30, 2006 from $1.3 billion in the same period last year. Revenue growth was primarily a result of generally favorable reimbursement rates, an increase in patient days and the Commonwealth Acquisition. Aggregate patient days increased 8% in the third quarter of 2006 and 6% for the nine months ended September 30, 2006 compared to the respective prior year periods. On a same-store basis, aggregate patient days increased 1% in both the third quarter and nine months ended September 30, 2006 compared to the same prior year periods. Revenues associated with the Commonwealth Acquisition approximated $32 million and $73 million in the third quarter and nine months ended September 30, 2006, respectively.

Nursing center wage and benefit costs increased 12% to $266 million in the third quarter of 2006 from $238 million in the same period a year ago and 10% to $773 million for the nine months ended September 30, 2006 from $705 million in the same period a year ago. Average hourly wage rates increased 4% in both the third quarter and nine months ended September 30, 2006 compared to the respective prior year periods, while employee benefit costs increased 8% for the third quarter and 6% for the nine months ended September 30, 2006 compared to the respective prior year periods.

Professional liability costs were $9 million and $11 million in the third quarter of 2006 and 2005, respectively, and $35 million and $37 million for the nine months ended September 30, 2006 and 2005, respectively.

Nursing center operating income increased 27% to $62 million in the third quarter of 2006 from $49 million in the same period a year ago and increased 6% to $173 million for the nine months ended September 30, 2006 from $163 million in the same period a year ago. Aggregate operating costs per patient day increased 3% in the third quarter of 2006 and 4% for the nine months ended September 30, 2006 compared to the respective prior year periods. Nursing center operating income in the third quarter and nine months ended September 30, 2006

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

increased primarily due to improved reimbursement rates and increases in patient days (particularly Medicare, private and other patient days). Operating income associated with the Commonwealth Acquisition approximated $3 million and $7 million in the third quarter and nine months ended September 30, 2006, respectively.

Rehabilitation Division

Revenues increased 16% to $76 million in the third quarter of 2006 from $66 million in the same period a year ago and 13% to $221 million for the nine months ended September 30, 2006 from $196 million in the same period a year ago. The increase in revenues in both periods was primarily attributable to price increases and growth in the volume of services provided to existing customers.

Operating income increased 12% in the third quarter of 2006 from the same period a year ago and declined 12% for the nine months ended September 30, 2006 from the same period a year ago. Operating income for the nine months ended September 30, 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs. Operating income in 2006 also was negatively impacted by increased costs associated with wage rate pressures resulting from an increasingly competitive marketplace for therapists.

Pharmacy Division

Revenues increased 26% to $171 million in the third quarter of 2006 from $135 million in the same period a year ago and 30% to $488 million for the nine months ended September 30, 2006 from $375 million in the same period a year ago due primarily to acquisitions, price increases and higher drug utilization. Revenues associated with pharmacy acquisitions completed in 2006 and 2005 approximated $42 million and $119 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $25 million and $53 million for the respective prior year periods. At September 30, 2006, the Company provided pharmacy services to nursing centers containing 102,500 licensed beds, including 30,200 licensed beds that it operates. At September 30, 2005, the Company provided pharmacy services to nursing centers containing 83,900 licensed beds, including 28,700 licensed beds that it operates.

On January 1, 2006, Medicare Part D became effective. Under this program, Medicare beneficiaries who were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of the Company’s nursing center residents whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. In fiscal 2005, the Company’s pharmacy division derived approximately 45% of its revenues from the state Medicaid programs.

Pharmacy operating income increased 12% to $16 million in the third quarter of 2006 from $14 million in the same period a year ago and 22% to $48 million for the nine months ended September 30, 2006 from $39 million in the same period a year ago. Operating margins were 9.5% and 9.8% in the third quarter and nine months ended September 30, 2006, respectively, compared to 10.7% and 10.5% in the same prior year periods. The cost of goods sold as a percentage of institutional pharmacy revenues were 63.6% and 64.6% in the third quarter and nine months ended September 30, 2006, respectively, compared to 65.9% and 65.3% in the same prior year periods. Pharmacy operating income in both periods increased from the same periods last year primarily due to acquisitions and volume growth. Operating income associated with pharmacy acquisitions completed in 2006 and 2005 approximated $4 million and $10 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $2 million and $5 million for the respective prior year periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $38 million and $118 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $33 million and $100 million for the respective prior year periods. Corporate overhead as a percentage of consolidated revenues totaled 3.6% and 3.7% in the third quarter and nine months ended September 30, 2006, respectively, compared to 3.4% and 3.5% in the same prior year periods. The increase in corporate overhead in the third quarter and nine months ended September 30, 2006 compared to the same periods last year was primarily attributable to increases in stock-based compensation and certain incentive compensation costs.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $1 million and $5 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $3 million and $8 million for the respective prior year periods.

Reorganization Items

Transactions related to the Company’s emergence from bankruptcy have been classified separately in the unaudited condensed consolidated statement of operations. Operating results for the nine months ended September 30, 2005 included income of approximately $1 million resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

Capital Costs

Rent expense increased 22% to $82 million in the third quarter of 2006 from $67 million in the same period a year ago and 14% to $226 million for the nine months ended September 30, 2006 from $198 million in the same period a year ago. A substantial portion of the increase resulted from the Ventas rent reset in the third quarter of 2006, acquisition and development activities, and contractual inflation increases, including those associated with the Master Leases. See Note 3.

Depreciation and amortization expense increased 24% to $31 million in the third quarter of 2006 from $26 million in the same period a year ago and 21% to $89 million for the nine months ended September 30, 2006 from $74 million in the same period a year ago. The increase was primarily a result of the Company’s ongoing capital expenditure program and acquisition and development activities.

Interest expense increased to $5 million in the third quarter of 2006 from $2 million in the same period a year ago and to $11 million for the nine months ended September 30, 2006 from $6 million in the same period a year ago. The increase was primarily a result of increased borrowings under the Company’s revolving credit facility as a result of the Commonwealth Acquisition.

Investment income, related primarily to the Company’s excess cash balances and insurance subsidiary investments, approximated $3 million and $10 million in the third quarter and nine months ended September 30, 2006, respectively, compared to $3 million and $8 million for the respective prior year periods.

Consolidated Results

Income from continuing operations before income taxes declined 79% to $7 million in the third quarter of 2006 from $34 million in the same period a year ago and 51% to $87 million for the nine months ended September 30, 2006

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated Results (Continued)

from $177 million in the same period a year ago. Net income from continuing operations declined 83% to $4 million in the third quarter of 2006 from $21 million in the same period a year ago and 53% to $50 million for the nine months ended September 30, 2006 from $106 million in the same period a year ago. See Note 5.

Discontinued Operations

Net loss from discontinued operations aggregated $1 million in the third quarter of both 2006 and 2005. Net income from discontinued operations aggregated $7 million for the nine months ended September 30, 2006 compared to $14 million for the same period a year ago. Net income from discontinued operations included favorable pretax adjustments of $0.4 million and $4 million for the third quarter of 2006 and 2005, respectively, and $17 million and $37 million for the nine months ended September 30, 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas. See Notes 4 and 12.

Liquidity

Cash flows from operations (including discontinued operations) aggregated $41 million for the nine months ended September 30, 2006 compared to $107 million for the same period a year ago. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions.

Cash and cash equivalents totaled $13 million at September 30, 2006 compared to $83 million at December 31, 2005. Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisitions), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at September 30, 2006 aggregated $174 million (including $173 million of borrowings under the Company’s revolving credit facility). The Company expects to continue to utilize its revolving credit facility in 2006 to fund working capital and development needs. The Company was in compliance with the terms of its $400 million revolving credit facility at September 30, 2006.

Over the last few years, the Company’s limited purpose insurance subsidiary has achieved improved professional liability underwriting results. As a result, the Company received a return of capital of $34 million and $30 million during the nine months ended September 30, 2006 and 2005, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

During the past several years, the Company’s federal income tax payments have been significantly reduced primarily as a result of certain income tax benefits arising in connection with the Company’s reorganization, including the utilization of NOLs. Beginning in 2006, the Company expects that cash payments of federal income taxes will more closely reflect the Company’s provision for income taxes. Accordingly, the Company’s operating cash flows in 2006 may decline from the levels reported in 2005. Operating cash flows for the nine months ended September 30, 2006 included $44 million of federal income tax payments compared to $1 million in the same period a year ago.

As previously discussed, the Company is contesting certain proposed adjustments by the IRS to its 2000 and 2001 federal income tax returns related primarily to its NOLs.

On October 12, 2006, Ventas exercised a one-time right to reset rent under each of the four Master Leases. These new aggregate annual rents of approximately $239 million became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the four Master Leases. Aggregate annual Ventas rents prior to the rent reset approximated $206 million. As required, Ventas paid the Company a reset fee of approximately $5 million which will be amortized as a reduction of rent expense over the remaining original terms of the Master Leases. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Leases in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator will be 2.7% for Master Leases 1, 3 and 4. The escalator for Master Lease 2 is based upon the CPI with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease was 3.5%.

In 2003, the Company had agreed to pay Ventas additional rents in varying amounts generally over seven years in consideration for the divestiture of the Company’s former Florida and Texas nursing centers. For accounting purposes, these additional rent payments were classified as long-term debt. As a result of the rent reset, the remaining obligations under the 2003 agreement were extinguished. For accounting purposes, the Company’s remaining debt obligation to Ventas of $28 million as of July 18, 2006 has been reclassified as a deferred credit in the accompanying unaudited condensed consolidated balance sheet and will be amortized as a reduction of rent expense over the remaining original terms of the Master Leases.

On August 8, 2006, the Company entered into definitive agreements with HCP to acquire the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for three hospitals currently owned by the Company. As part of the transaction, the Company will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company will pay HCP a one-time cash payment of approximately $36 million. The Company also will amend its existing master lease with HCP to (1) terminate the current annual rent of approximately $10 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6 million and (3) extend the initial expiration date of the master lease until September 30, 2016. The HCP transaction is subject to the receipt of required approvals and the satisfaction of several conditions to closing.

On November 7, 2006, the Company entered into a definitive agreement to sell the real estate and related operations of these 11 nursing centers for $78 million. The transaction to sell these 11 nursing centers is subject to the receipt of required approvals and the satisfaction of several conditions to closing, including without limitation, the successful closing of the HCP transaction.

Capital Resources

Excluding acquisitions, capital expenditures totaled $100 million in the nine months ended September 30, 2006 compared to $80 million for the same period a year ago. Excluding acquisitions, capital expenditures could

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

approximate $140 million to $150 million in 2006. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At September 30, 2006, the estimated cost to complete and equip construction in progress approximated $99 million.

The Commonwealth Acquisition was financed primarily through borrowings under the Company’s revolving credit facility.

During the third quarter of 2006, the Company acquired three institutional pharmacies for an aggregate cost of $15 million. During the first nine months of 2005, the Company acquired a hospital and completed both the PPI Acquisition and the SCP Acquisition. The Company financed these acquisitions through the use of operating cash flows and borrowings under the revolving credit facility.

The revolving credit facility includes certain covenants which limit the Company’s acquisitions and annual capital expenditures. At September 30, 2006, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $219 million.

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

Medicare payments to the Company’s nursing centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. Beginning January 1, 2006, CMS increased the indexing of RUG categories, expanded the total RUG categories from 44 to 53 and eliminated the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the Balanced Budget Refinement Act of 2000.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap which went into effect on January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception legislation is scheduled to expire on December 31, 2006.

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

Litigation

The Company is a party to certain material litigation. See Note 16.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$913,128	$1,017,106	$951,265	$971,476	$1,030,730	$1,073,994	$1,058,892

Salaries, wages and benefits	498,882	525,089	520,875	526,474	562,461	582,354	589,753
Supplies	126,495	144,110	144,914	154,660	163,583	167,609	170,815
Rent	64,749	66,347	66,457	67,080	69,293	74,921	81,252
Other operating expenses	144,952	170,869	159,417	155,957	170,910	176,789	176,546
Depreciation and amortization	23,252	24,684	25,916	27,130	27,846	29,828	32,046
Interest expense	2,000	2,439	1,931	1,728	2,649	3,534	4,667
Investment income	(2,347)	(3,031)	(2,471)	(3,210)	(3,691)	(3,444)	(3,530)

	857,983	930,507	917,039	929,819	993,051	1,031,591	1,051,549

Income from continuing operations before reorganization items and income taxes	55,145	86,599	34,226	41,657	37,679	42,403	7,343
Reorganization items	(1,371)	–	–	(268)	–	–	–

Income from continuing operations before income taxes	56,516	86,599	34,226	41,925	37,679	42,403	7,343
Provision for income taxes	22,787	34,793	13,809	16,486	15,743	18,163	3,774

Income from continuing operations	33,729	51,806	20,417	25,439	21,936	24,240	3,569
Discontinued operations, net of income taxes:
Income (loss) from operations	3,161	11,614	(916)	1,040	1,866	5,741	(757)
Gain (loss) on divestiture of operations	–	2,647	(3,147)	(881)	157	(308)	126

Net income	$36,890	$66,067	$16,354	$25,598	$23,959	$29,673	$2,938

Earnings per common share:
Basic:
Income from continuing operations	$0.93	$1.38	$0.54	$0.68	$0.60	$0.58	$0.09
Discontinued operations:
Income (loss) from operations	0.09	0.31	(0.03)	0.03	0.05	0.14	(0.02)
Gain (loss) on divestiture of operations	–	0.07	(0.08)	(0.03)	–	(0.01)	–

Net income	$1.02	$1.76	$0.43	$0.68	$0.65	$0.71	$0.07

Diluted:
Income from continuing operations	$0.76	$1.12	$0.45	$0.58	$0.53	$0.57	$0.09
Discontinued operations:
Income (loss) from operations	0.07	0.25	(0.02)	0.03	0.05	0.13	(0.02)
Gain (loss) on divestiture of operations	–	0.06	(0.07)	(0.02)	–	(0.01)	–

Net income	$0.83	$1.43	$0.36	$0.59	$0.58	$0.69	$0.07

Shares used in computing earnings per common share:
Basic	36,312	37,495	38,013	37,472	36,576	41,695	39,014
Diluted	44,410	46,367	46,033	43,736	41,091	42,956	39,769

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$393,040	$434,562	$389,776	$390,742	$430,814	$439,308	$406,923
Health services division	423,605	463,740	441,937	450,727	460,038	493,067	499,072
Rehabilitation division	64,947	65,365	65,553	66,908	71,162	74,376	76,003
Pharmacy division	107,957	131,849	135,165	147,254	157,214	159,926	170,443

	989,549	1,095,516	1,032,431	1,055,631	1,119,228	1,166,677	1,152,441
Eliminations:
Rehabilitation	(47,231)	(47,906)	(49,779)	(50,409)	(53,975)	(57,071)	(57,019)
Pharmacy	(29,190)	(30,504)	(31,387)	(33,746)	(34,523)	(35,612)	(36,530)

	(76,421)	(78,410)	(81,166)	(84,155)	(88,498)	(92,683)	(93,549)

	$913,128	$1,017,106	$951,265	$971,476	$1,030,730	$1,073,994	$1,058,892

Income from continuing operations:
Operating income (loss):
Hospital division	$101,801	$134,263	$90,728	$92,754	$104,064	$105,307	$74,793	(a)
Health services division	51,301	63,157	48,286	53,771	47,925	63,297	61,293
Rehabilitation division	9,711	6,989	7,913	7,439	4,239	8,453	8,857
Pharmacy division	11,454	13,298	14,455	17,630	16,729	15,139	16,152	(b)
Corporate:
Overhead	(29,115)	(38,052)	(32,631)	(34,716)	(37,334)	(43,257)	(37,683	) (c)(d)
Insurance subsidiary	(2,353)	(2,617)	(2,692)	(2,493)	(1,847)	(1,697)	(1,634)

	(31,468)	(40,669)	(35,323)	(37,209)	(39,181)	(44,954)	(39,317)

	142,799	177,038	126,059	134,385	133,776	147,242	121,778
Reorganization items	1,371	–	–	268	–	–	–

Operating income	144,170	177,038	126,059	134,653	133,776	147,242	121,778
Rent	(64,749)	(66,347)	(66,457)	(67,080)	(69,293)	(74,921)	(81,252)
Depreciation and amortization	(23,252)	(24,684)	(25,916)	(27,130)	(27,846)	(29,828)	(32,046)
Interest, net	347	592	540	1,482	1,042	(90)	(1,137)

Income from continuing operations before income taxes	56,516	86,599	34,226	41,925	37,679	42,403	7,343
Provision for income taxes	22,787	34,793	13,809	16,486	15,743	18,163	3,774

	$33,729	$51,806	$20,417	$25,439	$21,936	$24,240	$3,569

(a)	Includes income of $1.0 million related to an insurance recovery.
(b)	Includes costs of $1.1 million incurred in connection with the planned spin-off of the Company’s institutional pharmacy business.
(c)	Includes costs of $2.4 million incurred in connection with the planned spin-off of the Company’s institutional pharmacy business and professional fees incurred in connection with the rent reset issue with Ventas.
(d)	Includes income of $0.3 million related to a favorable adjustment of a prior year tax dispute.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$24,717	$25,244	$25,366	$25,529	$26,619	$29,588	$32,245
Health services division	38,239	38,993	38,969	39,039	40,447	43,048	46,552
Rehabilitation division	800	817	817	809	869	897	932
Pharmacy division	926	1,169	1,226	1,614	1,280	1,316	1,448
Corporate	67	124	79	89	78	72	75

	$64,749	$66,347	$66,457	$67,080	$69,293	$74,921	$81,252

Depreciation and amortization:
Hospital division	$9,554	$9,836	$10,579	$10,979	$11,107	$11,658	$12,363
Health services division	6,960	7,385	7,721	8,396	9,287	10,260	10,966
Rehabilitation division	54	56	57	64	80	115	127
Pharmacy division	926	1,521	1,525	1,779	1,797	1,857	2,594
Corporate	5,758	5,886	6,034	5,912	5,575	5,938	5,996

	$23,252	$24,684	$25,916	$27,130	$27,846	$29,828	$32,046

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$8,235	$11,289	$11,634	$14,145	$15,365	$14,105	$16,535
Health services division	6,957	10,986	14,488	17,915	5,225	11,151	12,849
Rehabilitation division	2	96	17	538	19	130	146
Pharmacy division	1,075	1,506	1,562	2,820	2,057	2,219	2,581
Corporate:
Information systems	1,462	4,171	5,580	9,191	2,514	8,958	5,376
Other	232	550	271	1,341	115	177	232

	$17,963	$28,598	$33,552	$45,950	$25,295	$36,740	$37,719

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	73	73	73	74	80	80	80
Number of licensed beds	5,603	5,603	5,603	5,694	6,347	6,363	6,359
Revenue mix % (a):
Medicare	65	71	65	65	64	62	60
Medicaid	6	6	7	6	7	9	10
Private and other	29	23	28	29	29	29	30
Admissions:
Medicare	7,397	7,080	7,106	7,287	7,810	7,330	6,978
Medicaid	727	823	845	827	913	1,018	1,031
Private and other	1,564	1,528	1,495	1,503	1,919	1,957	1,891

	9,688	9,431	9,446	9,617	10,642	10,305	9,900

Admissions mix %:
Medicare	76	75	75	76	73	71	71
Medicaid	8	9	9	8	9	10	10
Private and other	16	16	16	16	18	19	19
Patient days:
Medicare	207,670	209,670	197,725	199,857	212,116	211,255	200,154
Medicaid	26,660	28,361	30,489	29,867	37,635	50,232	51,743
Private and other	61,052	55,622	53,535	57,633	66,399	70,880	71,991

	295,382	293,653	281,749	287,357	316,150	332,367	323,888

Average length of stay:
Medicare	28.1	29.6	27.8	27.4	27.2	28.8	28.7
Medicaid	36.7	34.5	36.1	36.1	41.2	49.3	50.2
Private and other	39.0	36.4	35.8	38.3	34.6	36.2	38.1
Weighted average	30.5	31.1	29.8	29.9	29.7	32.3	32.7
Revenues per admission (a):
Medicare	$34,750	$43,798	$35,871	$34,960	$35,247	$37,025	$34,866
Medicaid	30,295	30,887	32,385	29,014	34,228	40,231	40,604
Private and other	72,872	64,824	71,913	74,516	64,766	64,874	64,394
Weighted average	40,570	46,078	41,264	40,630	40,483	42,631	41,103
Revenues per patient day (a):
Medicare	$1,238	$1,479	$1,289	$1,275	$1,298	$1,285	$1,216
Medicaid	826	896	898	803	830	815	809
Private and other	1,867	1,781	2,008	1,943	1,872	1,791	1,691
Weighted average	1,331	1,480	1,383	1,360	1,363	1,322	1,256

Medicare case mix index (discharged patients only)	1.22	1.25	1.20	1.11	1.12	1.12	1.11

Average daily census	3,282	3,227	3,062	3,123	3,513	3,652	3,521
Occupancy %	61.2	59.9	56.9	58.5	65.3	63.3	61.2

(a)	Includes income of $2.9 million in the first quarter of 2005, $54.6 million in the second quarter of 2005, $5.9 million in the third quarter of 2005, $1.9 million in the fourth quarter of 2005, $1.9 million in the first quarter of 2006 and $4.3 million in the second quarter of 2006 related to certain Medicare reimbursement issues.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2005 Quarters					2006 Quarters
	First	Second		Third	Fourth	First	Second	Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	225	226		226	226	237	237	237
Managed	7	5		5	5	5	5	5

	232	231		231	231	242	242	242

Number of licensed beds:
Owned or leased	28,407	28,512		28,510	28,510	30,064	30,074	30,074
Managed	803	605		605	605	605	605	605

	29,210	29,117		29,115	29,115	30,669	30,679	30,679

Revenue mix %:
Medicare	35	32		33	33	35	35	33
Medicaid	47	51	(a)	49	48	46	46	47
Private and other	18	17		18	19	19	19	20

Patient days (excludes managed facilities):
Medicare	379,222	382,924		365,962	368,264	393,257	413,028	392,114
Medicaid	1,473,126	1,475,430		1,508,298	1,499,119	1,484,160	1,551,903	1,584,093
Private and other	369,405	367,998		380,276	397,870	396,482	429,822	453,304

	2,221,753	2,226,352		2,254,536	2,265,253	2,273,899	2,394,753	2,429,511

Patient day mix %:
Medicare	17	17		16	16	17	17	16
Medicaid	66	66		67	66	65	65	65
Private and other	17	17		17	18	18	18	19

Revenues per patient day:
Medicare Part A	$349	$348		$351	$365	$376	$377	$381
Total Medicare (including Part B)	390	390		396	405	412	411	419
Medicaid	135	160	(a)	145	145	143	147	149
Private and other	207	212		207	212	217	221	219
Weighted average	191	208		196	199	202	206	205

Average daily census	24,686	24,465		24,506	24,622	25,266	26,316	26,408
Occupancy %	86.5	85.8		85.9	86.4	87.1	87.9	88.1

Rehabilitation data:
Revenue mix %:
Company-operated	76	77		78	77	78	78	75
Non-affiliated	24	23		22	23	22	22	25

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	29,105	28,649		28,649	28,657	30,449	30,287	30,232
Non-affiliated	46,745	56,112		55,201	64,625	63,683	65,036	72,268

	75,850	84,761		83,850	93,282	94,132	95,323	102,500

(a)	Includes income of $30.5 million for periods prior to April 1, 2005 related to retroactive Medicaid rate increases in the state of Indiana. Related provider tax expense of $15.4 million under this program was recorded in other operating expenses.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/06
	2006	2007	2008	2009	2010	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$17	$71	$76	$81	$86	$648	$979	$924

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

Variable rate (a)	$–	$–	$–	$173,300	$–	$–	$173,300	$173,300

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

A shareholder derivative suit entitled Thomas G. White on behalf of Vencor, Inc. and Ventas, Inc. v. W. Bruce Lunsford, et al., Case No. 98CI03669, was filed on July 2, 1998 in the Jefferson County, Kentucky, Circuit Court. The suit was brought on behalf of the Company and Ventas against certain former executive officers and directors of the Company and Ventas. The complaint alleges that the defendants damaged the Company and Ventas by engaging in violations of the securities laws, engaging in insider trading, fraud and securities fraud and damaging the reputation of the Company and Ventas. The plaintiff asserts that such actions were taken deliberately, in bad faith and constitute breaches of the defendants’ duties of loyalty and due care. The suit seeks unspecified damages, interest, punitive damages, reasonable attorneys’ fees, expert witness fees and other costs, and any extraordinary equitable and/or injunctive relief permitted by law or equity to assure that the Company and Ventas have an effective remedy. In October 2002, the defendants filed a motion to dismiss for failure to prosecute the case. The court granted the motion to dismiss but the plaintiff subsequently moved the court to vacate the dismissal. The defendants filed an opposition to the plaintiff’s motion to vacate the dismissal, but in August 2003 the court reinstated the lawsuit. In September 2003, the Company filed a renewed motion to dismiss, as to all defendants, based upon the plaintiff’s failure to make a demand for remedy upon the appropriate board of directors. On July 26, 2005, the court granted defendants’ motion to dismiss based upon the plaintiff’s failure to make a statutorily required demand for remedy upon the appropriate board of directors. On August 25, 2005, the plaintiff filed an appeal with the Court of Appeals of Kentucky. By a decision dated September 24, 2006, the Kentucky Court of Appeals ordered the dismissal of this case with prejudice. This decision is final since the appeal period has expired.

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

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

10.1	Exhibit C to the Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Exhibit C to the Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Exhibit C to the Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Exhibit C to the Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Kindred Deferred Compensation Plan, Second Amendment and Restatement effective as of January 1, 2005.

10.6	Amendment No. Five to Supplemental Executive Retirement Plan.

10.7	Amendment No. 3 to Credit Agreement dated as of October 19, 2006, to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 9, 2006	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 9, 2006	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer