Form 10-K
period 2006-12-31
KINDRED HEALTHCARE, INC
filed 2007-03-01
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment of this Annual Report on Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2006, was approximately $816,732,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of January 31, 2007, there were 39,992,049 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2006, our hospital division operated 81 long-term acute care (“LTAC”) hospitals (6,419 licensed beds) in 24 states. Our health services division operated 242 nursing centers (30,664 licensed beds) in 28 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. Our pharmacy division operated an institutional pharmacy business with 46 pharmacies in 26 states and a pharmacy management business servicing substantially all of our hospitals. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Proposed Spin-Off Transaction.    On October 25, 2006, we signed a definitive agreement with AmerisourceBergen Corporation (“AmerisourceBergen”) to combine our respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company (“Newco”). The proposed transaction (the “Proposed Pharmacy Transaction”) is intended to be tax-free to us and to the shareholders of both AmerisourceBergen and us. The Proposed Pharmacy Transaction is expected to be completed in the second quarter of 2007.

Under the terms of the Proposed Pharmacy Transaction, both KPS and PharMerica LTC are expected to each borrow up to $150 million and use such proceeds to fund a one-time cash distribution, intended to be tax-free, to their respective parent companies. Following the cash distribution, each institutional pharmacy business is expected to be spun off to the shareholders of their respective parent companies. Immediately thereafter, a stock-for-stock merger will be effected that would result in AmerisourceBergen shareholders and our shareholders each owning 50% of the new publicly traded company. The Proposed Pharmacy Transaction is subject to certain conditions, including the completion of a registration statement that will be filed with the Securities and Exchange Commission (the “SEC”). The closing of the Proposed Pharmacy Transaction also will require the receipt of required regulatory approvals and the satisfaction of certain other conditions.

Commonwealth Transaction.    On February 28, 2006, we acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (collectively, “Commonwealth”) for a total purchase price of $124 million in cash (the “Commonwealth Transaction”).

Commonwealth operated five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 hospital beds. Three of these hospitals also operate co-located subacute units and skilled nursing units with a total of 168 beds. In addition, we acquired the operations of nine skilled nursing facilities containing 1,316 beds and four assisted living facilities with a total of 215 beds. Two of these assisted living facilities share campuses with a Commonwealth skilled nursing facility. In the transaction, we also acquired Commonwealth’s right to develop 95 additional LTAC beds in Massachusetts. All of the Commonwealth facilities are located in Massachusetts except for two freestanding assisted living facilities located in Maine.

Spin-off from Ventas.    On May 1, 1998, Ventas, Inc. (“Ventas”) completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock (the “Spin-off”). Ventas retained ownership of substantially all of its real property and leases a portion of such real property to us. In anticipation of the Spin-off, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the Spin-off. Any discussion concerning events prior to May 1, 1998 refers to our businesses as they were conducted by Ventas prior to the Spin-off.

Risk Factors.    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Item 1A – Risk Factors.”

Discontinued Operations

In recent years, we have completed certain strategic divestitures to improve our future operating results. On August 7, 2006, we entered into definitive agreements with Health Care Property Investors, Inc. (“HCP”) to acquire the real estate related to 11 unprofitable leased nursing centers operated by us for resale in exchange for three hospitals previously owned by us (the “HCP Transaction”). The HCP Transaction was completed on January 31, 2007. As part of the HCP Transaction, we will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, we paid HCP a one-time cash payment of approximately $36 million. We also amended our existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

On November 7, 2006, we entered into a definitive agreement to sell the real estate and related operations of these 11 nursing centers for $78 million. On February 1, 2007, we sold nine of the nursing centers and we expect to close on the sale of the other two remaining nursing centers during 2007. We generated approximately $74 million in proceeds from the initial sale transaction and expect to generate approximately $4 million in additional proceeds from the sale of the remaining two nursing centers.

These 11 nursing centers, which contain 1,754 licensed beds, generated pretax losses of approximately $1 million and $4 million for the years ended December 31, 2006 and 2005, respectively. We have accounted for the operations of these nursing centers as discontinued operations. We expect to record a pretax loss of approximately $11 million to $14 million in the first quarter of 2007 relating to these divestitures.

The sale of the remaining two nursing centers is subject to the receipt of required approvals and the satisfaction of other customary conditions to closing.

During 2005, we disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center.

During 2004, we purchased for resale two hospitals formerly leased from Ventas and three leased nursing centers from another landlord. In addition, we allowed leases on three other nursing centers to expire.

For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into four operating divisions: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. The pharmacy division provides institutional pharmacy services to nursing centers and other healthcare providers and operates a pharmacy management business servicing substantially all of our hospitals. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 81 hospitals with 6,419 licensed beds located in 24 states as of December 31, 2006. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2006 revenues of approximately $1.7 billion (before eliminations). As a result of our commitment to the LTAC business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s hospitals also provide outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery, laboratory and X-ray.

In our hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to our hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebral vascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2006, the average length of stay for patients in our hospitals was approximately 32 days. Approximately 70% of our hospital patients are over 65 years old.

Our hospital division patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. Due to their severe medical conditions, these patients are not clinically appropriate for admission to other post-acute settings and their medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex patients, we believe that our LTAC hospitals provide our patients with high quality, cost-effective care.

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

Recent Developments

On January 25, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Proposed Rule”). The 2007 Proposed Rule would be effective for discharges occurring on or after July 1, 2007 through June 30, 2008. The 2007 Proposed Rule is subject to a 60-day public comment period.

CMS projects an overall decrease in payments to all Medicare certified LTAC hospitals of 2.9% from the 2007 Proposed Rule. Included in this proposed decrease are (1) an increase to the standard federal payment rate of .71%; (2) revisions to payment methodologies impacting short-stay outliers which reduce payments by .9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of .5%; and (4) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, which CMS projects will reduce payments by 2.2%. We believe that the 2007 Proposed Rule, if adopted, could reduce Medicare reimbursement to our hospitals by approximately $20 million in the second half of 2007.

The proposed short-stay outlier revisions would create a new category for cases having lengths of stay less than a threshold which is based upon the average of a patient in a short-term hospital with the same diagnosis. Payment for such cases would be based upon the payment that the short-term acute care hospital would have received.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to the Long-Term Care Prospective Payment System (“LTAC PPS”). Admissions that exceed this “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008.

CMS is now proposing to expand this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under this proposal, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25%. Admissions beyond 25% would be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. Under the proposal, the 25% threshold would not apply immediately to certain LTAC hospitals. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of our hospitals, will have their admission cap initially set at 50%. For most of our hospitals, this 50% cap would apply until September 1, 2008, after which the cap would be reduced to 25%.

CMS is also proposing that the annual update to the long-term care diagnostic related group (“DRG”) classifications and relative weights would be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

On August 1, 2006, CMS issued rules to reweight LTAC hospital DRGs, among other things, beginning October 1, 2006. CMS estimated that the effect of this rule would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. The revised DRG reweighting reduced our hospital Medicare revenues by approximately $1 million in the fourth quarter of 2006. Based upon our historical Medicare patient volumes, we expect the revised DRG reweighting will reduce Medicare revenues to our hospitals by approximately $3 million to $5 million on an annual basis.

On May 2, 2006, CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “2006 Hospital Medicare Rule”). The 2006 Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. The 2006 Hospital Medicare Rule reduced our hospital Medicare revenues by approximately $26 million in 2006. Based upon our historical Medicare patient volumes, we expect the 2006 Hospital Medicare Rule will reduce Medicare revenues to our hospitals associated with short-stay outliers and high cost outliers by approximately $42 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the 2006 Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The 2006 Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was previously scheduled to expire on October 1, 2006.

Hospital Division Strategy

Our goal is to be the leading operator of LTAC hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high-quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We continue to take steps to improve our quality indicators and maintain the quality of care at our hospitals, including:

•

attracting and retaining high quality professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel and to promote leadership and development training,

•

maintaining an integrated quality assurance and improvement program, administered by our chief medical officer and senior vice president of clinical operations, which encompasses utilization review, quality improvement, infection control and risk management,

•

maintaining a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys,

•	maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of The Joint Commission (the “Joint Commission”),

•

engaging quality councils at the divisional, regional and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division,

•	incorporating the clinical advice of our chief medical officer, medical advisory board and other physicians into our operational procedures, and

•	implementing an integrated risk management plan to improve quality and expand existing patient safety initiatives.

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

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, tax and information systems, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•

Freestanding Hospitals – At December 31, 2006, we operated 63 freestanding hospitals (5,651 licensed beds) and we intend to add further freestanding hospitals in certain strategic markets. During 2006, we opened one freestanding hospital and we currently have nine freestanding hospitals under development.

•

Growing Through Selective Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. In the Commonwealth Transaction, we added six hospitals in Massachusetts with a total of 646 licensed beds. We also acquired the right to develop 95 additional licensed beds in Massachusetts.

•

Same-Store Growth – We seek to expand capacity in existing hospitals based upon community demand and expanding market share. During the past three years, we expanded existing capacity at four hospitals by 82 licensed beds.

•

Cluster Market Development – We are increasingly focused on the opportunities available to us in markets where we operate multiple hospitals or which have affiliated nursing centers. These cluster markets present opportunities to collaborate between our hospitals and nursing centers by sharing clinical expertise and sales and marketing resources. We believe a more market focused approach will grow admissions and better educate the marketplace on our ability to care for medically complex post-acute patients.

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals within the host hospital. Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These hospitals-in-hospitals (“HIHs”) also receive patients from general short-term acute care hospitals other than the host hospital. During the past three years, we added eight HIHs with a total of 284 licensed beds.

Expanding Program Development.    We are a leading provider of long-term acute care to patients with pulmonary dysfunctions. In addition, we have developed and continue to expand other inpatient and outpatient service areas such as wound care, post surgical care, acute rehabilitation and pain management where we believe opportunities exist to position our hospitals as centers of excellence in given markets. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services. We also intend to develop subacute programs in selected markets.

Increasing Patient Volume, Particularly Commercial Patients.    We have expanded our sales and marketing efforts to grow same-store admissions and take advantage of available capacity. In addition, we are developing an integrated sales and marketing strategy with our health services division to expand our admissions. We generally receive higher reimbursement rates from commercial insurers as a group than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process.

Improving Relationships with Referring Providers.    Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers. In order to maintain these relationships, we employ clinical liaisons that are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. The clinical liaisons also are responsible for educating healthcare professionals at the referral sources about the unique nature of the services provided by our LTAC hospitals.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2006	2005	2004
Revenues	$1,726,816	$1,608,120	$1,398,658
Operating income	$388,422	$419,546	$328,950
Hospitals in operation at end of period	81	74	72
Licensed beds at end of period	6,419	5,694	5,569
Admissions	41,321	38,182	35,206
Patient days	1,316,632	1,158,141	1,119,882
Revenues per admission	$41,790	$42,117	$39,728
Revenues per patient day	$1,312	$1,388	$1,249
Average daily census	3,607	3,173	3,060
Average length of stay	31.9	30.3	31.8
Occupancy %	63.7	59.1	59.2
Assets at end of period	$762,943	$560,767	$515,353

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period.

Sources of Hospital Revenues

The hospital division receives payment for its hospital services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital admissions, patient days and revenues derived from the payor sources indicated:

	Medicare			Medicaid			Private and other
Period	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
Year ended December 31, 2006	71%	63%	61%	10%	15%	10%	19%	22%	29%
Year ended December 31, 2005	76	70	67	8	10	6	16	20	27
Year ended December 31, 2004	76	70	65	8	11	7	16	19	28

For the year ended December 31, 2006, revenues of the hospital division totaled approximately $1.7 billion or 37% of our total revenues (before eliminations). For more information regarding the reimbursement for our services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2006:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	159	–	2	1	3
California	885	5	5	1	11
Colorado	68	–	1	–	1
Florida (1)	595	–	6	2	8
Georgia (1)	72	1	–	–	1
Illinois (1)	545	–	4	1	5
Indiana	105	–	1	1	2
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	755	–	2	6	8
Michigan (1)	220	–	1	–	1
Missouri (1)	265	–	2	1	3
Nevada	184	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	202	–	–	3	3
Oklahoma	93	–	1	1	2
Pennsylvania	225	–	2	3	5
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	852	2	6	4	12
Washington (1)	80	1	–	–	1
Wisconsin	62	1	–	–	1

Totals	6,419	11	39	31	81

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

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

Each hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the hospital’s interdisciplinary team to determine a care plan. Where appropriate, the care plan may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

A hospital chief executive officer or administrator supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital or network of hospitals also employs a chief financial officer who monitors the financial matters of the hospital or network. Within selected markets having a significant concentration of hospitals, administrative functions such as billing and collections may be shared to improve efficiency. In addition, each hospital or network of hospitals employs a chief clinical officer to oversee the clinical operations and a director of quality management to oversee our quality assurance programs. We provide centralized services in the areas of information systems design and development, training, reimbursement expertise, legal advice, tax, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to focus more time on patient care.

A divisional president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into an east group and a west group, each headed by an executive vice president of the division who reports to the division president. Within each group there are two geographic regions with each region headed by a senior vice president, each of whom reports to an executive vice president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

Hospital Division Competition

In each geographic market that we serve, there are generally several competitors that provide similar services to those provided by our hospital division. In addition, several of the markets in which the hospital division operates have other LTAC hospitals that provide services comparable to those offered by our hospitals. Certain competing hospitals are operated by not-for-profit, non-taxpaying or governmental agencies, which can finance capital expenditures on a tax-exempt basis and receive funds and charitable contributions unavailable to our hospital division.

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

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective care through the operation of a national network of 242 nursing centers (30,664 licensed beds) located in 28 states. We operate the third largest network of nursing centers in the United States based upon our fiscal 2006 revenues of approximately $2.0 billion (before eliminations). Through our nursing centers, we provide patients and residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers are increasingly more acutely ill and require a more extensive level of care. This is particularly true with our Medicare population. To appropriately care for a more frail and unstable population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, improving physician oversight through the selective use of nurse practitioners and improving clinical case management through the employment of clinical case managers.

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

We also monitor and enhance the quality of care at our nursing centers through the use of performance improvement committees as well as family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each facility to promote quality care and customer service. Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. Our nursing centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

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

•	improve recruitment, retention, management development, succession planning and employee satisfaction,

•	expand the involvement of our medical directors and increase the use of nurse practitioners,

•	expand our therapy services, wound care, complex medical care and palliative care programs to improve our ability to care for a more acute patient population,

•	improve our processes to monitor and promote our resident care objectives and align financial incentives with quality care,

•	increase the number of our Reflections and Passages units to care for residents with Alzheimer’s disease and other dementias,

•	increase the number of our transitional care and subacute units to treat patients with rehabilitation and complex medical needs,

•	maximize quality outcomes by implementing the collaborative advice and recommendations of the chief medical officer, senior nursing staff and rehabilitation therapists, and

•

implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center executive directors, clinical liaisons, admissions coordinators and/or the facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our regional and district marketing staffs. To better promote our services we are:

•	focusing our sales and marketing plan on rehabilitation, medically complex and Alzheimer’s patients,

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources,

•	expanding the use of central intake lines in key market areas to promote census growth,

•	expanding the number of clinical liaisons and admission coordinators and implementing community outreach programs,

•	focusing our sales and marketing efforts on new service lines and specialty program development, and

•

increasingly focusing on the opportunities available to us in markets where we operate multiple nursing centers or which have affiliated hospitals. These cluster markets present opportunities to collaborate between our nursing centers and hospitals by sharing clinical expertise and sales and marketing resources and to grow admissions and better educate the marketplace on our ability to care for medically complex post-acute patients.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we have:

•	increased our average occupancy levels, which leverages our revenues over the fixed costs associated with operating our nursing centers,

•	centralized administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhanced our quality assurance, risk management and liability claims defense initiatives to address professional liability costs, and

•	developed a management information system to aid in financial and clinical reporting as well as billing and collections.

Repositioning Nursing Center Assets.    The health services division continually seeks ways to improve its existing portfolio. To reposition our nursing center portfolio, we have

•	divested 13 nursing centers with approximately 1,978 beds in the last three years,

•	divested nine under-performing nursing centers on February 1, 2007 and intend to divest two additional under-performing nursing centers in 2007,

•	entered into an agreement to lease eight nursing centers, containing 910 licensed bed, in the San Francisco Bay area, effective January 31, 2007,

•	acquired 11 nursing centers concentrated in Massachusetts as part of the Commonwealth Transaction,

•	expanded our traditional care units and other clinical programs to address the needs of higher acuity patients, and

•	made significant capital investments to improve our existing facilities.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2006	2005	2004
Revenues	$1,957,172	$1,780,009	$1,677,392
Operating income	$246,866	$216,515	$222,971
Nursing centers in operation at end of period:
Owned or leased	237	226	225
Managed	5	5	7
Licensed beds at end of period:
Owned or leased	30,059	28,510	28,407
Managed	605	605	803
Patient days (a)	9,522,562	8,967,894	9,075,239
Revenues per patient day (a)	$206	$198	$185
Average daily census (a)	26,089	24,570	24,796
Occupancy % (a)	87.8	86.2	86.9
Assets at end of period	$427,376	$385,864	$366,164

(a)	Excludes managed facilities.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private payment residents. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these three categories significantly affect the profitability of our nursing center operations. Although higher acuity patients and residents generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Private and other
Period	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
Year ended December 31, 2006	17%	34%	65%	47%	18%	19%
Year ended December 31, 2005	17	33	66	49	17	18
Year ended December 31, 2004	16	34	67	48	17	18

For the year ended December 31, 2006, revenues of the health services division totaled approximately $2.0 billion or 42% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2006:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	588	–	3	1	–	4
Arizona	823	–	5	1	–	6
California	2,097	4	11	3	–	18
Colorado	515	–	4	–	–	4
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	685	–	5	–	–	5
Idaho	862	1	8	–	–	9
Indiana	4,061	–	15	11	–	26
Kentucky (1)	1,689	1	11	2	–	14
Maine (1)	779	–	10	–	–	10
Massachusetts (1)	4,971	–	27	12	3	42
Missouri (1)	220	–	–	2	–	2
Montana (1)	331	–	2	–	–	2
Nebraska (1)	163	–	1	–	–	1
Nevada	180	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,737	–	19	4	–	23
Ohio (1)	1,892	–	11	3	–	14
Oregon (1)	254	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	1,349	–	4	5	–	9
Utah	740	–	5	–	1	6
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	817	–	9	–	–	9
Wisconsin (1)	1,969	–	11	1	–	12
Wyoming (1)	451	–	4	–	–	4

Totals	30,664	6	186	45	5	242

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our facilities with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance and accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies and permits facility staff to focus on the delivery of quality care.

Our health services division is managed by a divisional president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the divisional president. The clinical issues and quality concerns of the health services division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our senior vice president of sales and marketing with assistance from our regional and district teams. Regional and/or district staff also support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance, and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by performance improvement committees as well as family satisfaction surveys. These committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit our nursing centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis which provide an opportunity for families to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote and improve quality resident care.

The health services division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, clinical services, safety, personnel, physical environment and adequate policies and procedures.

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

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services primarily in long-term care settings, but our customers also include hospitals, school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers, including the hospitals and nursing centers that we operate. We provide rehabilitative services to 415 nursing centers, 88 hospitals and 56 other locations in 37 states under the name “Peoplefirst Rehabilitation.” Approximately 75% of the rehabilitation division’s revenues in 2006 were generated from contracts with our hospitals and nursing centers.

Our rehabilitation division employs over 6,400 therapists and had revenues of approximately $300 million (before eliminations) in 2006. We are organized into four geographic regions with significant customer concentrations in the southeast.

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

On January 1, 2004, we reorganized our rehabilitation services business into a separate operating division by completing the Rehabilitation Services Reorganization. On July 1, 2004, the rehabilitation division began providing services to our hospital division as part of the Hospital Services Reorganization. Internal personnel from the hospital division were transferred to the rehabilitation division in conjunction with the Hospital Services Reorganization. The historical operating results of our nursing center, hospital and rehabilitation services segments have not been restated to conform with these business realignments.

Rehabilitation Division Strategy

Our goals are to be the leading contract rehabilitation services provider and employer of choice in the markets we serve and to increase our market share and name recognition through the expansion of our rehabilitation programs, quality initiatives, and clinical, compliance and recruiting efforts. Our strategies for achieving these goals include:

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

•	We have specialized programs to promote the quality initiatives of our customers, including Alzheimer’s disease and other dementia programs, pain management and pulmonary therapies.

•	We promote the competencies of our therapists by providing extensive training and implementing best practices.

•	We take an integrated approach of delivering our services as a key member of the customer’s interdisciplinary care team and work to enhance our customer’s quality objectives.

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

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the expansion of rehabilitation programs for the customers we currently serve and the development of additional external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We also believe opportunities exist for new program development in the subacute and wound care areas. We intend to increase our market share by demonstrating our value proposition that the quality clinical care and strong customer service provided by Peoplefirst Rehabilitation will enhance the quality and clinical objectives of our customers. We also intend to promote greater brand recognition of our Peoplefirst services by expanding our sales and marketing strategies and through the use of our Peoplefirst website.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues:
Company-operated	$225,936	$200,187	$165,987
Non-affiliated	74,170	62,586	62,439

	$300,106	$262,773	$228,426

Operating income	$30,362	$32,052	$31,431
Number of customer contracts:
Company-operated	330	317	317
Non-affiliated	229	209	210
Assets at end of period	$10,621	$7,124	$7,701

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for its services from the nursing centers, assisted living facilities and hospitals that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2006, revenues of the rehabilitation division totaled approximately $300 million or 7% of our total revenues (before eliminations). As a provider of services to other healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and price for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2006:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	4	–	–	4	–
Arizona	3	–	6	–	–	9	–
California	11	–	18	10	–	29	10
Colorado	1	–	5	1	–	6	1
Connecticut	–	–	6	8	–	6	8
Florida	7	–	–	30	18	7	48
Georgia	1	–	5	–	–	6	–
Iowa	–	–	–	1	–	–	1
Idaho	–	2	9	–	8	9	10
Illinois	5	1	–	12	4	5	17
Indiana	2	2	27	2	7	29	11
Kentucky	2	1	14	9	1	16	11
Louisiana	1	–	–	–	–	1	–
Maine	–	–	10	3	–	10	3
Massachusetts	8	–	44	5	4	52	9
Michigan	1	–	–	–	–	1	–
Missouri	3	–	2	1	–	5	1
Montana	–	–	2	–	2	2	2
Nebraska	–	–	1	–	–	1	–
Nevada	3	2	2	2	–	5	4
New Hampshire	–	–	3	–	1	3	1
New Jersey	1	–	–	–	–	1	–
New Mexico	1	1	–	–	–	1	1
North Carolina	1	1	23	40	2	24	43
Ohio	3	1	15	9	2	18	12
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	–	–	2	–
Pennsylvania	5	–	1	9	–	6	9
Rhode Island	–	–	2	–	–	2	–
Tennessee	1	–	16	6	–	17	6
Texas	12	1	–	5	2	12	8
Utah	–	–	6	–	1	6	1
Vermont	–	–	2	3	–	2	3
Virginia	–	–	4	2	–	4	2
Washington	1	–	9	2	4	10	6
Wisconsin	1	–	12	1	–	13	1
Wyoming	–	–	4	–	–	4	–

Totals	76	12	254	161	56	330	229

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

Rehabilitation Division Management and Operations

Each of our rehabilitation programs is customized to meet the needs of our customers and their residents and patients. Generally, an on-site program manager who is also a therapist leads our rehabilitation programs and, in our nursing centers, reports to an area rehabilitation director who has responsibility for the overall management of eight to 12 facilities. An area rehabilitation director reports to a region rehabilitation director. The six nursing center regions are determined predominately by geography. In our hospitals, the on-site manager reports to a regional rehabilitation director. The four hospital regions are determined by geography. We provide our program staff with centralized information systems, as well as legal, accounting, human resources, payroll, recruiting and purchasing support. The centralization of these services improves operating efficiencies and permits program staff to focus on the delivery of high quality, medically appropriate rehabilitation services.

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

PHARMACY DIVISION

Our pharmacy division operates an institutional pharmacy business servicing long-term care facilities and a pharmacy management business servicing substantially all of our hospitals. Our pharmacy business provides a full array of institutional pharmacy services to nursing centers and specialized care centers, including the nursing centers and hospitals that we operate. We operate 46 institutional pharmacies in 26 states that serve approximately 102,600 patients and residents of long-term care facilities. We serve over 1,000 facilities including skilled nursing centers (including 236 Kindred nursing centers), assisted living facilities, psychiatric hospitals and other institutional healthcare facilities. Over the past three years, we have substantially increased the number of non-affiliated beds that we serve.

Our pharmacy division is the third largest institutional pharmacy company in the United States based upon fiscal 2006 revenues of approximately $653 million (before eliminations). We are organized into five geographic regions with significant bed concentrations in California, Florida, Illinois, Indiana, Massachusetts, North Carolina, Pennsylvania and Tennessee.

The pharmacy division’s core business is providing pharmaceutical dispensing services to residents of nursing centers and assisted living facilities. We purchase, repackage and dispense pharmaceuticals, both prescription and non-prescription, in accordance with physician orders and deliver such medication to the healthcare facility for administration to the patient or resident. We typically service facilities within a radius of 120 miles or less of our pharmacy locations at least once each day. Each pharmacy provides 24-hour, seven-day per week on-call pharmacist services for emergency dispensing, delivery and/or consultation.

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

On July 1, 2004, the pharmacy division began providing pharmacy management services to our hospital division as part of the Hospital Services Reorganization. Internal pharmacy personnel from the hospital division were transferred to the pharmacy division in conjunction with the realignment of these services. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. We also assist the hospitals in obtaining and maintaining applicable regulatory licenses, certifications and accreditations.

Proposed Pharmacy Transaction

On October 25, 2006, we signed a definitive agreement for the Proposed Pharmacy Transaction. The Proposed Pharmacy Transaction is intended to be tax-free to us and to the shareholders of both AmerisourceBergen and us. The Proposed Pharmacy Transaction is expected to be completed in the second quarter of 2007.

Under the terms of the Proposed Pharmacy Transaction, both KPS and PharMerica LTC are expected to each borrow up to $150 million and use such proceeds to fund a one-time cash distribution, intended to be tax-free, to their respective parent companies. Following the cash distribution, each institutional pharmacy business is expected to be spun off to the shareholders of their respective parent companies. Immediately thereafter, a stock-for-stock merger will be effected that would result in AmerisourceBergen shareholders and our shareholders each owning 50% of the new publicly traded company. The Proposed Pharmacy Transaction is subject to certain conditions, including the completion of a registration statement to be filed with the SEC. The closing of the Proposed Pharmacy Transaction also will require the receipt of required regulatory approvals and the satisfaction of certain other conditions.

Pharmacy Division Strategy

Our goal is to remain a highly reliable and efficient provider of institutional pharmacy services, which will enable us to expand our market share. Our strategies for achieving this goal include:

Maintaining Focus on Customer Satisfaction.    The pharmacy division differentiates its operations by focusing on supplying our customers with the most effective medication delivered in a timely manner and at a competitive price. We have remained flexible to meet our customers’ needs while offering a high level of services expected by our customers. We also have implemented a customer service program to improve customer satisfaction. We have focused these efforts to assist our customers with the transition issues associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”).

Improving Operating Efficiency.    The pharmacy division is focused on improving operating efficiencies and controlling costs. To improve our operating efficiency, we:

•

use management information systems that allow us to maintain service standards, achieve or exceed regulatory compliance and navigate the rapidly changing billing complexities of individual state Medicaid programs and Medicare Part D,

•	strive to lower pharmaceutical costs by negotiating favorable purchasing arrangements through group purchasing organizations or directly with certain pharmaceutical manufacturers, and

•	have developed programs to reduce turnover and leverage expanded recruiting resources.

Growing Through Business Development and External Contract Sales.    As in the past, we will continue to seek acquisitions and strategic opportunities to enhance shareholder value. Our growth strategy is focused on the development of additional pharmacies and the continued expansion of our services in existing markets:

•

Growing Through Disciplined Acquisitions – We look to acquire local or regional institutional pharmacy providers to expand our market penetration. During 2006, we acquired two institutional pharmacy businesses in Iowa servicing approximately 2,000 customer beds and an institutional pharmacy business in Kentucky servicing approximately 2,600 customer beds. During 2005, we acquired an institutional pharmacy business in Pennsylvania servicing approximately 7,800 customer beds, an institutional pharmacy business in California servicing approximately 7,300 customer beds and an institutional pharmacy in Illinois servicing approximately 8,600 customer beds.

•	New Pharmacies – We opened seven new pharmacies during 2006 and 2005. We anticipate opening three new pharmacies in 2007 to service new customers and markets.

•

External Pharmacy Business – We have significantly increased the non-affiliated beds we service and we are aggressively pursuing continued growth in this area. We continue to expand our sales and marketing resources to promote same-store growth.

•

Expand our Pharmacy Management Services – Our pharmacy division provides pharmacy management services to our hospitals. We intend to seek opportunities to expand our pharmacy management services with additional unaffiliated customers in the future.

Selected Pharmacy Division Operating Data

The following table sets forth certain operating and financial data for the pharmacy division (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues	$652,608	$522,225	$360,035
Operating income	$48,461	$56,837	$37,062
Institutional pharmacies in operation at end of period	46	39	33
Number of customer licensed beds at end of period:
Company-operated	30,232	28,657	28,634
Non-affiliated	72,339	64,625	37,561

Total	102,571	93,282	66,195

Assets at end of period	$225,684	$188,914	$60,146

Sources of Pharmacy Revenues

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. In December 2003, Congress enacted Medicare Part D that includes a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, Medicare beneficiaries who previously were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. On January 1, 2006, Medicare Part D became effective. Most of our nursing center residents whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

The following table sets forth the approximate percentages of pharmacy revenues derived from the payor sources indicated:

Period	Medicare	Medicaid	Private and other
Year ended December 31, 2006	57%	9%	34%
Year ended December 31, 2005	16	45	39
Year ended December 31, 2004	21	50	29

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

For the year ended December 31, 2006, revenues of the pharmacy division totaled approximately $653 million or 14% of our total revenues (before eliminations). For more information regarding the reimbursement for our pharmacy services, see “– Governmental Regulation – Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

Pharmacy Locations

The following table lists by state the number of institutional pharmacies we operated as of December 31, 2006. All of our pharmacy locations are leased.

State	Institutional pharmacies	Approximate square footage	Institutional beds serviced
Alabama	1	5,000	1,050
Arizona	2	21,000	3,467
California	5	55,250	22,369
Colorado	1	7,100	1,682
Connecticut	1	7,900	2,630
Florida	4	31,750	8,499
Georgia	1	6,350	827
Idaho	1	5,750	1,581
Illinois	1	16,750	5,744
Indiana	2	20,550	6,288
Iowa	3	13,000	3,382
Kentucky	1	6,000	2,720
Maine	1	10,200	2,776
Massachusetts	1	15,250	6,200
Montana	1	300	223
Nevada	2	10,850	1,522
New Hampshire	1	7,500	1,284
North Carolina	3	20,000	6,200
Ohio	1	10,100	3,294
Pennsylvania	2	21,500	6,640
Tennessee	3	28,850	7,597
Texas	3	22,750	1,059
Utah	1	8,000	1,450
Virginia	2	15,800	1,338
Washington	1	6,800	1,069
Wisconsin	1	9,150	1,680

Totals	46	383,450	102,571

Sales and Marketing

The pharmacy division’s business development efforts are led by a vice president of sales and marketing and regional account executives. Each account executive is assigned to individual pharmacies within one of our five geographic regions and works closely with the pharmacy managers to understand the needs and opportunities in the local markets.

The pharmacy division’s strategy primarily focuses on adding customer beds from smaller independent nursing facilities or small regional chains. In addition, we also look to develop relationships with regional and national healthcare providers. New opportunities generally develop because of service issues with a facility’s current pharmacy provider. The pharmacy division’s sales strategy emphasizes building relationships with facility level management, particularly the administrator and the director of nursing.

Although price is always a significant consideration, we believe that timely and effective service is a critical element in selecting a pharmacy provider. The pharmacy division is focused on remaining flexible to handle individual customer demands, while providing a complete breadth of customer services.

Pharmacy Management Business

Effective July 1, 2004, we completed the Hospital Services Reorganization under which the pharmacy personnel in our hospital division were transferred to the pharmacy division. Under this arrangement, the pharmacy division provides pharmacy management services to our hospitals. These services generally entail the overall management of the hospital pharmacy operations, including the ordering, receipt, storage and dispensing of pharmaceuticals to the hospital’s patients pursuant to the clinical guidelines established by the hospital. The pharmacy division also assists the hospitals in obtaining and maintaining applicable regulatory licenses, certifications and accreditations.

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

A divisional president, chief operating officer and chief financial officer manage the pharmacy division. Each region is headed by a senior regional director of pharmacy operations, each of whom reports to the chief operating officer. Our hospital management operations are managed by a vice president of hospital pharmacy operations. The clinical issues and quality concerns of the pharmacy division are managed by the vice president of clinical services.

Pharmacy Division Competition

As of December 31, 2006, our pharmacies served customers in geographic markets that are generally limited to a radius of 120 miles or less of our pharmacy locations. In each geographic market, there are national, regional and local institutional pharmacies and numerous local retail pharmacies that provide services comparable to those offered by our pharmacies. Some of our competitors may have greater financial and other resources than us and may be more established than our pharmacies in the markets in which we compete. The institutional pharmacy market is dominated by two large providers: Omnicare, Inc. and PharMerica LTC. Together, these two companies account for more than half of the institutional pharmacy market. The remaining market is highly fragmented and is primarily comprised of smaller independent providers.

We believe our institutional pharmacies generally compete on pricing, the quality and range of services offered, and clinical expertise.

MASTER LEASE AGREEMENTS

At December 31, 2006, we leased from Ventas and its affiliates 39 LTAC hospitals and 186 nursing centers under four Master Lease Agreements (the “Master Lease Agreements”). Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged. Ventas exercised this severance right in December 2001 with respect to Master Lease Agreement No. 1 to create a new lease of 40 nursing centers (the “CMBS Lease”) and mortgaged these properties in connection with a securitized mortgage financing, which has subsequently been retired. In September 2004, Ventas exercised this severance right with respect to Master Lease Agreement No. 1 to create a new lease of one hospital and seven nursing centers (“Master Lease No. 1A”). The CMBS Lease and Master Lease No. 1A were in substantially the same form as the other Master Lease Agreements with certain modifications requested by

Ventas’s lenders and required to be made by us pursuant to the Master Lease Agreements. On May 10, 2006, we entered into a Master Lease Combination Amendment and Agreement (the “Combination Agreement”) with Ventas through its affiliate, Ventas Realty, Limited Partnership. The Combination Agreement recombined and merged the CMBS Lease and Master Lease No. 1A into Master Lease Agreement No. 1. As a result of the Combination Agreement, the CMBS Lease and Master Lease No. 1A ceased to exist as separate agreements since the nursing centers and hospitals covered by the CMBS Lease and Master Lease No. 1A were recombined into Master Lease Agreement No. 1. Our aggregate lease obligations to Ventas were unchanged by the Combination Agreement.

Rent Reset.    On October 12, 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under each of the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million. As required, Ventas paid us a reset fee of approximately $4.6 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index (the “CPI”) with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the SEC.

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately six to 21 leased properties. All leased properties within a bundle have base terms ranging from 10 to 15 years beginning from May 1, 1998, subject to certain exceptions.

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

We are currently analyzing whether to renew the leases for 56 nursing centers and eight hospitals that expire in April 2008 under the Master Lease Agreements. These facilities are held in seven renewal bundles. At our option, all, but not less than all, of the leased properties in each bundle may be extended for one five-year renewal term beyond the initial term at the then existing rental rate plus the then existing escalator amount per annum. The rental rate will escalate each year during the renewal term at the applicable escalation rate. The renewal notices for these bundles of leased properties must be delivered to Ventas on or before April 29, 2007.

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

Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $239 million. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $214 million for the year ended December 31, 2006, $188 million for the year ended December 31, 2005 and $182 million for the year ended December 31, 2004.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. As a result of the amendments to the Master Lease Agreements entered into in connection with the transactions with Ventas in 2003, all annual rent escalators will be payable in cash. In connection with the exercise of the rent reset by Ventas, the rent escalations were modified. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the CPI with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

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

In addition to the remedies noted above, under the Master Lease Agreements, in the case of a facility-specific event of default, Ventas may terminate a Master Lease Agreement as to the leased property to which the Event of Default relates, and may, but need not, terminate the entire Master Lease Agreement. Each of the Master Lease Agreements includes special rules relative to Medicare/Medicaid events of default and a licensed bed event of default. In the event a Medicare/Medicaid event of default and/or a licensed bed event of default occurs and is continuing (a) with respect to not more than two properties at the same time under a Master Lease

Agreement that covers 41 or more properties and (b) with respect to not more than one property at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, Ventas may not exercise termination or dispossession remedies against any property other than the property or properties to which the event of default relates. Thus, in the event Medicare/Medicaid events of default and licensed bed events of default would occur and be continuing (a) with respect to one property under a Master Lease Agreement that covers less than 20 properties, (b) with respect to two or more properties at the same time under a Master Lease Agreement that covers 21 to and including 40 properties, or (c) with respect to three or more properties at the same time under a Master Lease Agreement that covers 41 or more properties, then Ventas would be entitled to exercise all rights and remedies available to it under the Master Lease Agreements.

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

Federal, State and Local Regulation

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the confidentiality and security of health-related information. In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients the cost of whose care will be paid by Medicare or other governmental programs. Sanctions for violating these anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid.

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

Section 1877 of the Social Security Act, commonly known as “Stark I,” states that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions, commonly known as “Stark II,” amending

Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II, a “financial relationship” is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from Stark I and Stark II if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. The U.S. Department of Health and Human Services has issued regulations that describe some of the conduct and business relationships permissible under the anti-kickback amendments. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities. These laws and regulations, however, are complex, and there is limited judicial or regulatory interpretation. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

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

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadens the scope of existing fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets became final in 2000. These regulations require standard formatting for healthcare providers, like us, that submit claims electronically. We believe that we are in compliance with the HIPAA transaction and code set standards.

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil or criminal penalties if protected health information is improperly disclosed. We believe that we are in compliance with the HIPAA privacy regulations.

HIPAA’s security regulations were finalized in February 2003. We were required to comply with the HIPAA security regulations by April 20, 2005. The security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. Our HIPAA compliance committee oversees the measures we have undertaken to comply with the HIPAA security regulations. We believe that we are in compliance with the HIPAA security regulations.

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

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2006, 80 hospitals operated by the hospital division were certified as Medicare LTAC providers and one hospital has a pending Medicare certification. In addition, 70 hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Accreditation by the Joint Commission.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2006, all of the hospitals operated by the hospital division were accredited by the Joint Commission or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may operate in the future.

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

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using DRGs. The DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from the short-term prospective payment system.

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

LTAC PPS is based upon discharged-based DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in the new system: (a) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that DRG, based upon the lesser of (1) a per diem based upon the average payment for that DRG, (2) the estimated costs, (3) the full DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS DRG”) computed as a per diem, capped at the full IPPS DRG comparable payment amount and a per diem based upon the average payment for that DRG under LTAC PPS; (b) DRG fixed payment which provides a single payment for all patients with a given DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the DRG reimbursement plus a fixed cost outlier threshold per discharge.

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

On January 25, 2007, CMS issued the 2007 Proposed Rule. The 2007 Proposed Rule would be effective for discharges occurring on or after July 1, 2007 through June 30, 2008. The 2007 Proposed Rule is subject to a 60-day public comment period.

CMS projects an overall decrease in payments to all Medicare certified LTAC hospitals of 2.9% from the 2007 Proposed Rule. Included in this proposed decrease are (1) an increase to the standard federal payment rate of .71%; (2) revisions to payment methodologies impacting short-stay outliers which reduce payments by .9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of .5%; and (4) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, which CMS projects will reduce payments by 2.2%. We believe that the 2007 Proposed Rule, if adopted, could reduce Medicare reimbursement to our hospitals by approximately $20 million in the second half of 2007.

The proposed short-stay outlier revisions would create a new category for cases having lengths of stay less than a threshold which is based upon the average of a patient in a short-term hospital with the same diagnosis. Payment for such cases would be based upon the payment that the short-term acute care hospital would have received.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as a HIH. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed this “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008.

CMS is now proposing to expand this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital . Under this proposal, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25%. Admissions beyond 25% would be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. Under the proposal, the 25% threshold would not apply immediately to certain LTAC hospitals. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of our hospitals, will have their admission cap initially set at 50%. For most of our hospitals, this 50% cap would apply until September 1, 2008, after which the cap would be reduced to 25%.

CMS is also proposing that the annual update to the DRG classifications and relative weights would be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

On August 1, 2006, CMS issued rules to reweight LTAC hospital DRGs, among other things, beginning October 1, 2006. CMS estimated that the effect of this rule would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. The revised DRG reweighting reduced our hospital Medicare revenues by approximately $1 million in the fourth quarter of 2006. Based upon our historical Medicare patient volumes, we expect the revised DRG reweighting will reduce Medicare revenues to our hospitals by approximately $3 million to $5 million on an annual basis.

On May 2, 2006, CMS issued the 2006 Hospital Medicare Rule. The 2006 Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. The 2006 Hospital Medicare Rule reduced our hospital Medicare revenues by approximately $26 million in 2006. Based upon our historical Medicare patient volumes, we expect the 2006 Hospital Medicare Rule will reduce Medicare revenues to our hospitals associated with short-stay outliers and high cost outliers by approximately $42 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the 2006 Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The 2006 Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was previously scheduled to expire on October 1, 2006.

On August 1, 2005, CMS published the final rules related to the DRG weights and the geometric length-of-stay thresholds that took effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%. These changes reduced our hospital Medicare revenues by approximately $9 million in the fourth quarter of 2005 and $34 million for 2006.

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

Limitations on Payments to HIHs – In August 2004, CMS announced regulatory changes applicable to LTAC hospitals that are operated as an HIH. These regulatory changes also apply to freestanding LTACs located within 250 yards of an acute care hospital. Once fully phased in, the new rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural and urban dominant hospitals.

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

Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. These rules allowed HIHs that were under development to qualify for the four-year transition if the HIH was certified as an acute care hospital before October 1, 2004 and was designated as a LTAC hospital before October 1, 2005. HIHs certified after October 1, 2004 are subject to the 25% admission threshold immediately.

If the HIH’s admissions from the host hospital exceed 25% (or the applicable transition percentages) in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under the prospective payment system for short-term acute care hospitals.

We continue to evaluate the impact of these regulations on our operations and patient referral patterns. We do not believe that these regulations will significantly impact our ongoing HIH operations. We also consider the impact of these regulations as we pursue HIH development activities.

Health Services Division

General Regulations.    The development and operation of nursing centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, maintain or renew any required regulatory approvals or licenses could adversely affect nursing center operations including their financial results.

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

Prior to the implementation of PPS, the costs of ancillary services were reimbursed under cost-based reimbursement rules. Various legislative and regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. In April 2000, the Balanced Budget Refinement Act (the “BBRA”) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients. The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA remained in effect until a revised RUGs payment system was established by CMS. Nursing center revenues associated with the 20% upward adjustment approximated $38 million and $36 million for the years ended December 31, 2005 and 2004, respectively. On July 28, 2005, CMS published the final rules related to the revised RUGs payment system for nursing centers. Among other things, these rules provided for a 3.1% inflation update to all RUGs categories effective October 1, 2005. In addition, effective January 1, 2006, these rules increased the indexing of RUG categories, expanded the total RUG categories from 44 to 53 and eliminated the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. Among other things, BIPA extended the two-year moratorium on an outpatient therapy cap for nursing center patients under the BBRA through December 31, 2002. Except for the period from September 2003 through December 2003, the implementation of the therapy cap was delayed through calendar year 2005. On February 1, 2006, Congress passed the budget reconciliation package, or the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006, and will continue to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008.

On January 1, 2006, Medicare Part D implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual eligible patients have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of the nursing center residents we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the new Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. See “– Pharmacy Division – Overview of Pharmacy Division Reimbursement.”

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

The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by the health services division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, budgetary pressures impacting state fiscal budgets may further reduce Medicaid payments to our nursing centers from current levels. Furthermore, OBRA mandates an increased emphasis on ensuring quality resident care, which has resulted in additional expenditures by nursing centers.

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

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. Provider tax plans are subject to approval by the federal government and were recently included as a provision in the Tax Relief and Health Care Act of 2006, codifying the maximum Medicaid provider tax rate at 5.5% through fiscal year 2011. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

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

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the antifraud and anti-kickback laws discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit business corporations from practicing therapy services through therapists directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs as well as civil and criminal penalties. These laws vary considerably from state to state.

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

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap, effective January 1, 2006. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006, and will continue to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008.

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

States generally require that the state board of pharmacy license a pharmacy operating within the state. Such licensure typically also applies to states where the operator does not have a pharmacy but delivers prescription pharmaceuticals to patients or residents across state lines. At December 31, 2006, we maintained the necessary licenses for each pharmacy we operate. In addition, our pharmacies are registered with the appropriate federal and state authorities pursuant to statutes governing the regulation of controlled substances. In addition, we believe that we comply with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

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

Overview of Pharmacy Division Reimbursement

The pharmacy division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The pharmacy division derives a substantial portion of its annual revenue from skilled nursing centers for residents covered by Medicare Part A, Medicare Part D, and, through 2005, from state Medicaid programs. The balance is comprised of private pay, insurance and other payors, including managed care. The healthcare industry is experiencing the effects of cost containment efforts by federal and state governments and other third party payors to control utilization of pharmaceuticals and negotiate reduced payment schedules with providers. These cost containment measures, combined with increased pricing pressure from managed care payors and other customers, generally have resulted in reduced rates of reimbursement for the products and services we provide.

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

Under Medicare Part D, which became effective on January 1, 2006, Medicare beneficiaries enrolled in prescription drug plans offered by private prescription drug plan sponsors (“PDPs”), are provided coverage for outpatient prescription drugs (collectively, “Part D Plans”). Part D Plans consist of plans providing the drug benefit on a stand-alone basis through a PDP and “Medicare Advantage” plans providing drug coverage as a supplement to an existing medical benefit under a Medicare Advantage plan, most commonly a health maintenance organization plan. Medicare beneficiaries generally have to pay a premium to enroll in a Part D Plan, with the premium amount varying from plan to plan, although CMS will provide various federal subsidies to Part D Plans to reduce the cost for qualifying beneficiaries.

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

We obtain reimbursement for drugs we provide to enrollees of a given Part D Plan in accordance with the terms of agreements negotiated between us and the Part D Plan. Accordingly, Medicare Part D may negatively impact the pricing and payment for our services. Moreover, the transition to Medicare Part D has resulted in a generally slower payment cycle as we attempt to properly bill and collect payments from various Part D Plans.

Medicare Part D does not alter federal reimbursement for residents of nursing centers whose stay at the nursing center is covered under Medicare Part A. Accordingly, Medicare’s fixed per diem payments to nursing centers under PPS continue to include a portion attributable to the expected cost of drugs provided to such residents, and we will continue to receive reimbursement for drugs provided to such residents from the nursing center, in accordance with the terms of the agreements we have negotiated with each nursing center.

CMS has expressed some concerns about the payment of certain access or performance rebates by pharmaceutical manufacturers to institutional pharmacies with respect to prescriptions dispensed under Medicare Part D. Specifically, CMS has stated that while such rebates could create significant fraud and abuse concerns, they are not prohibited. We believe that the discounts and rebate arrangements in our contracts with pharmaceutical manufacturers comply with applicable laws. We are not aware of any information from the Office of Inspector General of the U.S. Department of Health and Human Services that would suggest that an institutional pharmacy’s reliance on the discount safe harbor regulation under the federal anti-kickback statute to encompass discounts and/or rebates on drugs provided to Part D Plan enrollees is unwarranted. Beginning in 2007, CMS is requiring Part D Plans to have policies and procedures in place, as part of their drug utilization management program, to protect beneficiaries and reduce costs when institutional pharmacies receive incentives from drug manufacturers to increase market share through access/performance rebates. As part of this requirement, CMS directs Part D Plans to require institutional pharmacies to fully disclose to the Part D Plan any and all discounts and rebates or any other direct or indirect remuneration received from pharmaceutical manufacturers or other parties when such remuneration is designed to directly or indirectly influence utilization of Medicare Part D drugs. It is possible that the impact of these reporting requirements and others imposed by CMS could directly or indirectly have a material adverse effect on the results of operations of our institutional pharmacies.

The first year of Medicare Part D resulted in significant challenges to our institutional pharmacy business as well as the institutional pharmacy industry. These challenges included, but were not limited to, the inability of the Medicare Part D program to accurately reflect dual eligible residents, inaccurate reimbursement associated with Medicare co-payments and extensive prior authorization and other processes mandated by the PDPs. We cannot assure you that the challenges presented by Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2006, we had approximately 40,800 full-time and 14,200 part-time and per diem employees. We had approximately 2,900 unionized employees under 22 collective bargaining agreements as of December 31, 2006.

The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. As a result, we are experiencing challenges in recruiting and retaining qualified staff due to this high demand. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing and therapy personnel. We may continue to experience increases in our labor costs primarily due to higher wages and benefit costs required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

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

•

our and AmerisourceBergen’s ability to complete the Proposed Pharmacy Transaction, including the receipt of all required regulatory approvals and the satisfaction of other closing conditions to the Proposed Pharmacy Transaction,

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

•

changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes to hospital Medicare payment rules, Medicare Part D and changes in Medicare and Medicaid reimbursements for our nursing centers,

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2006, we derived approximately 67% of our total revenues from the Medicare and Medicaid programs and approximately 33% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business.”

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

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

We currently lease 39 of our hospitals and 186 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements with Ventas would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our financial condition and our businesses. See “Item 1 – Business – Master Lease Agreements.”

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

We incur significant costs for professional liability claims, particularly in our nursing center and hospital operations. We have experienced a significant number of professional liability claims in recent years. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorney’s fees. As a result, our professional liability costs are significant and can be unpredictable.

We insure a substantial portion of our professional liability risks primarily through a wholly owned limited purpose insurance subsidiary. The limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Effective January 1, 2003, the limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance might not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers has increased significantly and may continue to increase. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

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

The market for qualified nurses and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, pharmacists, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 55% of our consolidated revenues for the year ended December 31, 2006. Our ability to control labor costs will significantly affect our future operating results.

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

•	require us to pledge as collateral substantially all of our assets, and

•	require us to maintain certain financial ratios at specified levels, thereby reducing our financial flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

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

We continue to seek acquisitions and other strategic opportunities for each of our businesses that may impact our financial position, results of operations and liquidity.

We continue to seek acquisitions and other strategic opportunities for each of our businesses. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transactions, our short-term and long-term financial position, results of operations and liquidity may be impacted if we complete any such transactions. Moreover, although we would enter into transactions to enhance shareholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks.

If we fail to attract patients and residents and compete effectively with other healthcare providers, our revenues and profitability may decline.

The long-term healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation division competes with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources than us and may be more established in the markets in which we compete. Our institutional pharmacies generally compete on price and quality of the services provided. Several of the competitors to our pharmacy operations are larger and more established service providers in the markets in which we compete. We cannot assure you that increased competition in the future will not adversely affect our financial position, results of operations and liquidity.

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report attesting to management’s assessment of our internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and our independent auditor is required to attest to management’s assessment of our internal controls over financial reporting. Significant resources are required to establish that we are in full compliance with the financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Our results of operations may suffer as a result of our Proposed Pharmacy Transaction.

The Proposed Pharmacy Transaction is conditioned, among other things, on a favorable determination by the Internal Revenue Service (the “IRS”), receipt of necessary regulatory approvals, implementation of financing arrangements and registration of the common stock of Newco with the SEC. There are numerous uncertainties associated with the satisfaction of each of these conditions, as well as others, in the Proposed Pharmacy Transaction. Even if all of these conditions are satisfied, the Proposed Pharmacy Transaction is not expected to be completed until the second calendar quarter of 2007. Until that time, if the business focus of KPS personnel is diverted as a result of activities related to the Proposed Pharmacy Transaction or if KPS loses any customers as a result of the Proposed Pharmacy Transaction, our operating results may suffer. For the same reasons, if we are unable to successfully complete the Proposed Pharmacy Transaction, the ongoing performance and prospects of KPS may be adversely affected.

Our earnings will decrease if we divest KPS.

For the year ended December 31, 2006, KPS’s operating income was $49 million. KPS represented 14% of our 2006 revenues and approximately 28% of our 2006 pretax income (before allocation of corporate overhead). If we divest KPS as we anticipate as part of the Proposed Pharmacy Transaction, we will no longer have the benefit of the earnings associated with that business. Our earnings will decrease since it is likely that we will be unable to replace the earnings of KPS upon the divestiture of that business in the near term, if at all.

Following the Proposed Pharmacy Transaction, we will be more highly leveraged and as a result, our ability to borrow and to invest our cash flows may be limited.

If the Proposed Pharmacy Transaction is completed and KPS is divested, we will be a more highly leveraged business and we will have fewer financial resources as a result of the loss of the earnings associated with the KPS business. Our ability to satisfy our obligations and maintain profitability will be solely dependent upon the performance of our three remaining businesses since we will not be able to rely upon the financial resources of KPS.

If the Proposed Pharmacy Transaction does not qualify as a tax-free transaction, tax could be imposed on us and our shareholders.

It is a condition to closing the Proposed Pharmacy Transaction that we receive a private letter ruling from the IRS that the spin-off of KPS and the subsequent merger of KPS and distribution of Newco common stock will qualify for tax-free treatment to holders of our common stock (except with respect to cash received in lieu of a fractional share) and, generally, to us.

Though the IRS ruling has been received, the ruling does not address all of the issues that are relevant to determining whether the Proposed Pharmacy Transaction will qualify for tax-free treatment because the IRS will not rule on certain issues. As a condition to closing, we will receive an opinion of counsel that the Proposed Pharmacy Transaction will generally qualify for tax-free treatment to us and our shareholders. The opinion of counsel is intended to address certain of those matters that the ruling does not. The IRS ruling and opinion of counsel will not address, however, state, local or foreign tax consequences of the spin-off, merger and distribution of Newco common stock.

The IRS ruling relied, and the opinion of counsel will rely, on representations, assumptions and undertakings made by us and Newco (and its subsidiaries), including representations and undertakings from Newco regarding the conduct of its business and other matters after the closing of the Proposed Pharmacy Transaction. If such representations, assumptions or undertakings are incorrect, neither the IRS ruling nor the opinion of counsel would be valid. In addition, current law generally creates a presumption that the spin-off of KPS in the Proposed Pharmacy Transaction would be taxable to us, but not to our shareholders, if Newco or its shareholders were to engage in certain transactions that result in a change in ownership of its stock during the four-year period beginning two years before the spin-off, unless it is established that the spin-off and such transactions are not part of a plan or series of related transactions to effect a change in ownership of the stock of Newco.

Furthermore, notwithstanding the IRS private letter ruling and the opinion of counsel, the IRS could determine that the Proposed Pharmacy Transaction should be treated as a taxable transaction to us and our shareholders if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. If the spin-off of KPS in the Proposed Pharmacy Transaction fails to qualify for tax-free treatment, the deemed receipt of shares of KPS will be treated as a taxable distribution to our shareholders. In addition, events occurring after the distribution of common stock of Newco could cause us to recognize a gain on the spin-off of KPS.

We may be required to satisfy certain indemnification obligations to Newco or may not be able to collect on indemnification rights from Newco.

Under the terms of the Proposed Pharmacy Transaction, we will indemnify Newco, and Newco will indemnify us, for certain damages, liabilities and expenses resulting from a breach by the other of certain covenants contained in a master transaction agreement entered into as part of the Proposed Pharmacy Transaction. We will indemnify Newco for damages, liabilities and expenses, subject in certain circumstances to such damages, liabilities and expenses exceeding a threshold amount, incurred by Newco relating to the entities, assets and liabilities we retain, and Newco will indemnify us for all damages, liabilities and expenses incurred by us relating to Newco’s entities, assets and liabilities. We will indemnify Newco against certain damages, liabilities and expenses resulting from a breach of our representations and warranties in the master transaction agreement. The representations and warranties in the master transaction agreement will survive for a period of 15 months after the consummation of the Proposed Pharmacy Transaction.

In addition, we will indemnify Newco, and Newco will indemnify us, for certain damages, liabilities and expenses resulting from a breach by the other of any of the representations, warranties or covenants contained in a tax matters agreement entered into as part of the Proposed Pharmacy Transaction. Newco also will indemnify us for certain damages, liabilities and expenses arising out of any tax imposed with respect to the spin-off of KPS if such tax is attributable to any act, any failure to act or any omission by Newco or any of its subsidiaries. We will indemnify Newco for all damages, liabilities and expenses relating to pre-closing taxes or taxes imposed on Newco or its subsidiaries because KPS was part of our consolidated return, and Newco will indemnify us for all damages, liabilities and expenses relating to post-closing taxes of Newco or its subsidiaries.

The indemnification obligations described above could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we might be liable or for which we might seek payment. Our ability to satisfy these obligations will depend upon our future financial performance and other factors. Similarly, the ability of Newco to satisfy any such obligations to us will depend on its future financial performance and other factors. We cannot assure you that we will have the ability to satisfy any obligations to Newco or that Newco will have the ability to satisfy any obligations to us.

After the closing of the Proposed Pharmacy Transaction, our management will own Newco common stock and there will continue to be agreements and other relationships between Newco and us.

As a result of their ownership of our common stock, most of our management and certain members of our board of directors will own Newco stock following the Proposed Pharmacy Transaction. In addition, our Executive Chairman and our President and Chief Executive Officer will serve on the board of directors of Newco. The service of these individuals on the Newco board of directors and their continued service as our officers and directors as well as the ownership of Newco common stock by our management and directors, could create, or appear to create, potential conflicts of interest for these officers and directors when faced with decisions that could have implications for Newco and us.

In addition, we expect to enter into an information services agreement with Newco to provide all of Newco’s information services. We expect that Newco also will be the sole supplier of institutional pharmacy products and services to our skilled nursing facilities and pharmacy management services to our hospitals pursuant to multi-year agreements. Though we believe the terms and conditions of these agreements will be at fair market value, there can be no assurance that we could not have obtained superior terms in the market.

Newco will be our primary supplier of institutional pharmacy products and services to our skilled nursing facilities and pharmacy management services to our hospitals and we will be subject to Newco’s risks in connection with the Proposed Pharmacy Transaction and its operation as a stand-alone entity.

We will be dependent upon Newco as the primary supplier of institutional pharmacy products and services to our skilled nursing facilities and pharmacy management services to our hospitals. After, and as a result of the Proposed Pharmacy Transaction, Newco will operate for the first time as an independent public entity. Newco is exposed to many risks, including, without limitation, initial operation without the support of the corporate infrastructure of Newco’s former parent companies. If Newco fails to operate successfully as an independent company, or if Newco fails to devote sufficient time and resources to its agreement with us or if its performance is substandard, our businesses may be harmed. Any delays, errors, inefficiencies or interruptions in the products and services provided by Newco could adversely affect our business.

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

We are a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future which may, either individually or in the aggregate, have a material adverse effect on our financial position, operating results and liquidity. See note 19 of the notes to consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2007) and present and past positions of our current executive officers:

Name	Age	Position
Edward L. Kuntz	61	Executive Chairman of the Board
Paul J. Diaz	45	President and Chief Executive Officer
Richard A. Lechleiter	48	Executive Vice President and Chief Financial Officer
Frank J. Battafarano	56	Executive Vice President and President, Hospital Division
Lane M. Bowen	56	Executive Vice President and President, Health Services Division
Richard E. Chapman	58	Executive Vice President and Chief Administrative and Information Officer
William M. Altman	47	Senior Vice President, Compliance and Government Programs
Benjamin A. Breier	36	President, Peoplefirst Rehabilitation Division
Joseph L. Landenwich	42	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Mark A. McCullough	45	President, Pharmacy Division
Gregory C. Miller	37	Senior Vice President, Corporate Development and Financial Planning
M. Suzanne Riedman	55	Senior Vice President and General Counsel

Edward L. Kuntz has served as our Executive Chairman of the Board since January 1, 2004. Mr. Kuntz served as our Chairman of the Board and Chief Executive Officer from January 1999 to December 31, 2003. He also served as our President from November 1998 to January 2002. He served as our Chief Operating Officer and a director from November 1998 to January 1999.

Paul J. Diaz has served as one of our directors since May 2002, as our Chief Executive Officer since January 1, 2004 and as our President since January 2002. Mr. Diaz served as our Chief Operating Officer from January 2002 to December 31, 2003. From 1996 to July 1998, he served in various executive capacities with Mariner Health Group, Inc. (“Mariner Health”), a long-term healthcare provider, most recently as Executive Vice President and Chief Operating Officer. After leaving Mariner Health and prior to joining us, he served as the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm specializing in healthcare restructurings, and as Chairman and Chief Executive Officer of Capella Senior Living, LLC, a start-up venture to provide long-term healthcare services.

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

Benjamin A. Breier has served as our President, Peoplefirst Rehabilitation division since August 2005. Prior to joining us, Mr. Breier served as Senior Vice President, Operations for Concentra, Inc., a leading provider of workers’ compensation and occupational health services, from December 2003 to August 2005. Mr. Breier served as Director, Operations for Premier Practice Management, Inc., a group purchasing and quality improvement alliance of healthcare operators, from January 2000 to May 2001.

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

Gregory C. Miller has served as our Senior Vice President, Corporate Development and Financial Planning since January 2005. He served as our Vice President, Corporate Development and Financial Planning from January 2004 to January 2005. Prior to joining us, Mr. Miller served in various positions, most recently as Senior Vice President, for Houlihan Lokey Howard & Zukin, an investment bank, from March 1998 to January 2004.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

Our common stock is quoted on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on the NYSE.

	Sales price of common stock
2006	High	Low
First quarter	$29.50	$19.70
Second quarter	$27.40	$22.76
Third quarter	$32.07	$24.91
Fourth quarter	$29.99	$24.95

2005	High	Low
First quarter	$35.32	$26.75
Second quarter	$42.02	$30.15
Third quarter	$42.11	$28.56
Fourth quarter	$33.26	$24.74

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

As of January 31, 2007, there were 501 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

As required by Section 303A.12 of the NYSE listing standards, on May 30, 2006, Paul J. Diaz, our President and Chief Executive Officer, certified that he was not aware of any violation by us of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of the Company’s common stock from December 31, 2001 to December 31, 2006, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of the Company’s common stock, the S&P 500 Index, and the S&P 1500 Health Care Index on December 31, 2001, and also assumes the reinvestment of all dividends.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Kindred Healthcare, Inc.	$100.00	$34.91	$99.96	$115.19	$99.08	$97.12
S&P 500 Index	100.00	81.04	95.33	98.51	105.89	113.27
S&P 1500 Health Care Index	100.00	77.90	100.25	111.15	116.61	135.03

Item 6.     Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$4,266,661	$3,852,975	$3,421,411	$3,115,830	$2,953,301

Salaries, wages and benefits	2,329,382	2,071,320	1,897,406	1,762,085	1,674,081
Supplies	685,884	570,179	471,628	416,682	387,934
Rent	310,404	264,633	249,141	240,311	233,654
Other operating expenses	701,566	631,195	562,754	525,965	458,102
Depreciation and amortization	122,196	100,982	87,229	76,464	64,606
Interest expense	13,921	8,098	12,814	10,312	12,018
Investment income	(14,500)	(11,059)	(6,425)	(6,119)	(9,604)

	4,148,853	3,635,348	3,274,547	3,025,700	2,820,791

Income from continuing operations before reorganization items and income taxes	117,808	217,627	146,864	90,130	132,510
Reorganization items	–	(1,639)	(304)	(1,010)	(5,520)

Income from continuing operations before income taxes	117,808	219,266	147,168	91,140	138,030
Provision for income taxes	46,569	87,875	60,149	37,977	57,770

Income from continuing operations	71,239	131,391	87,019	53,163	80,260
Discontinued operations, net of income taxes:
Income (loss) from operations	7,504	14,899	(617)	(49,086)	(45,507)
Loss on divestiture of operations	(32)	(1,381)	(15,822)	(79,413)	–

Net income (loss)	$78,711	$144,909	$70,580	$(75,336)	$34,753

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.82	$3.52	$2.43	$1.53	$2.31
Discontinued operations:
Income (loss) from operations	0.19	0.40	(0.02)	(1.41)	(1.31)
Loss on divestiture of operations	–	(0.04)	(0.44)	(2.28)	–

Net income (loss)	$2.01	$3.88	$1.97	$(2.16)	$1.00

Diluted:
Income from continuing operations	$1.74	$2.90	$2.05	$1.52	$2.23
Discontinued operations:
Income (loss) from operations	0.18	0.33	(0.01)	(1.40)	(1.26)
Loss on divestiture of operations	–	(0.03)	(0.37)	(2.27)	–

Net income (loss)	$1.92	$3.20	$1.67	$(2.15)	$0.97

Shares used in computing earnings (loss) per common share:
Basic	39,108	37,328	35,774	34,880	34,723
Diluted	40,923	45,239	42,403	35,047	36,001
Financial Position:
Working capital	$395,563	$324,337	$296,577	$265,207	$338,160
Assets	2,016,127	1,760,561	1,593,293	1,585,414	1,644,178
Long-term debt	130,090	26,323	32,544	139,397	162,008
Stockholders’ equity	995,578	870,536	719,785	597,565	631,628

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing centers, institutional pharmacies and a contract rehabilitation services business across the United States. At December 31, 2006, our hospital division operated 81 LTAC hospitals with 6,419 licensed beds in 24 states. Our health services division operated 242 nursing centers with 30,664 licensed beds in 28 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. Our pharmacy division operated an institutional pharmacy business with 46 pharmacies in 26 states and a pharmacy management business servicing substantially all of our hospitals.

On October 25, 2006, we signed a definitive agreement with AmerisourceBergen to combine our respective institutional pharmacy businesses, KPS and PharMerica LTC, into a new, independent, publicly traded company. See note 2 of the notes to consolidated financial statements.

Basis of Presentation

In recent years, we have completed certain strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in our accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in our accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

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

The operating results of acquired businesses are included in the accompanying consolidated statement of operations since the respective acquisition dates.

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

Favorable settlements of prior year hospital Medicare cost reports aggregated $8 million in 2006, $65 million in 2005 and $8 million in 2004. In addition, we recorded approximately $14 million of income in 2005 and $3 million of income in 2004 related to prior year retroactive nursing center Medicaid rate increases in Indiana and North Carolina, respectively.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Medicare	$1,973,323	$1,668,820	$1,468,662
Medicaid	1,138,955	1,209,732	1,091,295
Private and other	1,524,424	1,294,575	1,104,554

	4,636,702	4,173,127	3,664,511

Eliminations:
Rehabilitation	(225,936)	(195,325)	(156,203)
Pharmacy	(144,105)	(124,827)	(86,897)

	(370,041)	(320,152)	(243,100)

	$4,266,661	$3,852,975	$3,421,411

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

The provision for doubtful accounts totaled $34 million for 2006, $14 million for 2005 and $20 million for 2004. In the fourth quarter of 2005, we recorded a $3 million favorable change in estimate related to the provision for doubtful accounts in our pharmacy division.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each of the last three years. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $250 million at December 31, 2006 and $252 million at December 31, 2005. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $263 million at December 31, 2006 and $266 million at December 31, 2005.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received a return of capital of $34 million in 2006 and $30 million in 2005 from our limited purpose insurance subsidiary. Prior to 2004, we recorded substantial cost increases related to professional liability risks. A portion of these costs were not funded into our limited purpose insurance subsidiary until the following fiscal year. Based upon actuarially determined estimates, we funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2006 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $59 million for 2006, $71 million for 2005 and $69 million for 2004. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $27 million, $11 million and $13 million in 2006, 2005 and 2004, respectively. While we expect that professional liability costs for 2007 may be higher than the costs recorded over the last three years, we believe that the annual growth rates for professional liability costs appear to be moderating.

We recorded favorable changes in estimate aggregating $19 million, $42 million and $18 million for 2006, 2005 and 2004, respectively, for professional liability reserves related primarily to our former Florida and Texas nursing centers (included in discontinued operations).

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $85 million at December 31, 2006 and $78 million at December 31, 2005. The provision for workers compensation risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $38 million for 2006, $47 million for 2005 and $46 million for 2004.

See notes 4 and 10 of the notes to consolidated financial statements.

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

In November 2004, the IRS proposed certain adjustments to our 2000 and 2001 federal income tax returns which we were contesting. The principal proposed adjustment related to the manner of reduction of our tax attributes, primarily our net operating loss carryforwards, in connection with the emergence of our subsidiaries and us from proceedings under the bankruptcy code. In 2006, we reached a settlement with the IRS, pending final documentation, related to all disputed federal tax issues for fiscal 2000 and 2001. In connection with the settlement, we agreed to pay approximately $3 million to the IRS in 2007. In the fourth quarter of 2006, we reflected the impact of the settlement in our consolidated balance sheet by increasing certain net deferred tax assets by approximately $16 million, reducing currently payable income taxes by approximately $70 million and increasing stockholders’ equity by approximately $86 million. Because of fresh-start accounting rules related to our reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

Our effective income tax rate was 39.5% in 2006, 40.1% in 2005 and 40.9% in 2004. We recorded favorable income tax adjustments in 2006 related to the resolution of certain income tax contingencies that reduced the provision for income taxes by approximately $3 million.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards which could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. We recognized net deferred tax assets totaling $159 million at December 31, 2006 and $135 million at December 31, 2005.

After our emergence from bankruptcy, the realization of pre-reorganization deferred tax assets and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $80 million in 2006, $18 million in 2005 and $32 million in 2004 was treated as an increase to capital in excess of par value and a reduction in the deferred tax valuation allowance.

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

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that may indicate whether an impairment or an adjustment to the carrying value or amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

In assessing the carrying values of long-lived assets, we estimate future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including our ability to renew the lease or divest a particular property), we define the group of facilities under a master lease agreement as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we are required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with our annual impairment test.

Our other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives, ranging from one to 13 years.

Recently Issued Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree healthcare plan. We adopted SFAS 158 at the end of 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or liquidity.

On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or liquidity.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or liquidity.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have completed our analysis of FIN 48 and the adoption of FIN 48 will not have a material impact on our financial position, results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirement for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by accounting pronouncements without specific transition provisions.

The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in our historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the SEC approved a new rule that delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. We adopted SFAS 123R on January 1, 2006 and began to recognize compensation expense prospectively in our consolidated financial statements for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants. The adoption of SFAS 123R reduced net income by approximately $6 million for the year ended December 31, 2006.

In December 2005, we accelerated the vesting of approximately 944,000 unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13 million ($8 million net of income taxes or $0.18 per diluted share). The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to improve employee morale and retention.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2006, we derived approximately 67% of our total revenues from the Medicare and Medicaid programs and approximately 33% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2006, 2005 and 2004

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2006	2005	2004
Revenues:
Hospital division	$1,726,816	$1,608,120	$1,398,658
Health services division	1,957,172	1,780,009	1,677,392
Rehabilitation division	300,106	262,773	228,426
Pharmacy division	652,608	522,225	360,035

	4,636,702	4,173,127	3,664,511
Eliminations:
Rehabilitation	(225,936)	(195,325)	(156,203)
Pharmacy	(144,105)	(124,827)	(86,897)

	(370,041)	(320,152)	(243,100)

	$4,266,661	$3,852,975	$3,421,411

Operating income (loss):
Hospital division	$388,422	$419,546	$328,950
Health services division	246,866	216,515	222,971
Rehabilitation division	30,362	32,052	31,431
Pharmacy division	48,461	56,837	37,062
Corporate:
Overhead	(157,157)	(134,514)	(123,749)
Insurance subsidiary	(7,125)	(10,155)	(7,042)

	(164,282)	(144,669)	(130,791)
Reorganization items	–	1,639	304

	$549,829	$581,920	$489,927

Operating data (Continued):

	Year ended December 31,
	2006	2005	2004
Hospital data:
End of period data:
Number of hospitals	81	74	72
Number of licensed beds	6,419	5,694	5,569

Revenue mix %:
Medicare	61	67	65
Medicaid	10	6	7
Private and other	29	27	28

Admissions:
Medicare	29,575	28,870	26,723
Medicaid	3,985	3,222	2,975
Private and other	7,761	6,090	5,508

	41,321	38,182	35,206

Admissions mix %:
Medicare	71	76	76
Medicaid	10	8	8
Private and other	19	16	16

Patient days:
Medicare	837,928	814,922	788,122
Medicaid	193,277	115,377	117,533
Private and other	285,427	227,842	214,227

	1,316,632	1,158,141	1,119,882

Average length of stay:
Medicare	28.3	28.2	29.5
Medicaid	48.5	35.8	39.5
Private and other	36.8	37.4	38.9
Weighted average	31.9	30.3	31.8

Revenues per admission:
Medicare	$35,599	$37,298	$33,762
Medicaid	42,508	30,665	34,462
Private and other	65,015	71,023	71,517
Weighted average	41,790	42,117	39,728

Revenues per patient day:
Medicare	$1,256	$1,321	$1,145
Medicaid	876	856	872
Private and other	1,768	1,898	1,839
Weighted average	1,312	1,388	1,249

Medicare case mix index (discharged patients only)	1.10	1.19	1.23

Average daily census	3,607	3,173	3,060

Occupancy %	63.7	59.1	59.2

Operating data (Continued):

	Year ended December 31,
	2006	2005	2004
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	237	226	225
Managed	5	5	7

	242	231	232

Number of licensed beds:
Owned or leased	30,059	28,510	28,407
Managed	605	605	803

	30,664	29,115	29,210

Revenue mix %:
Medicare	34	33	34
Medicaid	47	49	48
Private and other	19	18	18

Patient days (a):
Medicare	1,593,743	1,496,372	1,478,775
Medicaid	6,196,011	5,955,973	6,087,465
Private and other	1,732,808	1,515,549	1,508,999

	9,522,562	8,967,894	9,075,239

Patient day mix %:
Medicare	17	17	16
Medicaid	65	66	67
Private and other	18	17	17

Revenues per patient day:
Medicare Part A	$383	$353	$337
Total Medicare (including Part B)	419	395	383
Medicaid	147	146	133
Private and other	219	210	200
Weighted average	206	198	185

Average daily census	26,089	24,570	24,796

Occupancy %	87.8	86.2	86.9

Rehabilitation data:
Revenue mix %:
Company-operated	75	76	73
Non-affiliated	25	24	27

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	30,232	28,657	28,634
Non-affiliated	72,339	64,625	37,561

	102,571	93,282	66,195

(a)	Excludes managed facilities.

The Year in Review

During 2006, we successfully managed through a number of significant challenges and established a strong foundation for future growth. Our most significant accomplishments in 2006 include the following:

•	our operators managed through unprecedented regulatory changes in each of our operating divisions while improving our level of quality and customer service;

•	we successfully resolved the last remaining issues associated with our 2001 reorganization, including the Ventas rent reset and the expiration of our warrants;

•

we announced the Proposed Pharmacy Transaction, which we believe will create a stronger competitor in the institutional pharmacy industry and unlock substantial value for our shareholders on a tax-free basis; and

•	we continued to grow through acquisitions and organic development while also disposing of underperforming facilities to reposition our portfolio for future growth.

Our hospital division, which has provided substantial growth over the years, faced significant regulatory challenges in 2006. During the second half of 2006, Medicare reimbursement rates were reduced, negatively impacting Medicare revenues by approximately $34 million, and Medicare patient volumes declined on a same-store basis during the same period. After a difficult third quarter, our hospital division reported strong fourth quarter results driven primarily by strength in our non-government business and operating efficiencies within certain administrative functions. Despite Medicare reimbursement difficulties, our hospitals reported growth in revenues and admissions for the full year. Excluding the effect of significant favorable prior year Medicare cost report settlements in 2005, our hospital operating income increased in 2006. In 2007 and beyond, we will continue to explore ways to better utilize our existing hospital capacity by further developing our relationships with managed care providers and expanding our services.

In our health services division, fiscal 2006 was a year in which our continued investments in quality and customer service began to result in significant improvements in our operating results. These investments over the past several years have included, among other things, improved staffing and clinical resource development, reduced contract labor utilization, investments in physical plant and equipment and expansion of services to effectively care for higher acuity Medicare and managed care patients. We also have continued to execute on our risk management initiatives, which have provided a more stable environment to improve our clinical processes and resolve quality issues when they arise. In addition, these quality investments enabled our nursing centers to successfully transition to the expanded Medicare RUGs categories that became effective on January 1, 2006. Our 2006 operating results in this division were encouraging, with solid growth in revenues, overall occupancy, Medicare and managed care mix and operating income compared to 2005. We believe that there are additional opportunities to improve our nursing center results in the future by continuing to execute our strategy of providing cost-effective care to higher acuity patients and residents.

In Peoplefirst Rehabilitation, we made progress in 2006 to position this business to grow beyond the Kindred hospital and nursing center portfolio that currently comprises most of its revenues. After operating for less than three years as a separate division, Peoplefirst has one of the most effective therapist recruitment and retention programs in the industry and its name recognition and reputation for clinical excellence is expanding in the marketplace. As the labor market for therapists becomes more competitive, Peoplefirst is well positioned to grow through a program of external contract development and higher levels of productivity. Over the longer term, we believe that this division has opportunities to grow in a regulatory environment that is generally favorable to providing more rehabilitation therapy services in lower cost settings, particularly nursing centers.

The most significant regulatory changes in 2006 occurred in our KPS institutional pharmacy business. On January 1, 2006, the Medicare Part D program became effective. As a result, a substantial portion of our revenues shifted from a state-sponsored Medicaid payor source to a federally funded program. Like most providers in the industry, the Medicare Part D transition for KPS was challenging and required a number of operational changes as well as an extensive communications and implementation plan for each of our nursing center customers. While 2006 was a transition year from a regulatory and operational perspective, significant efforts also were required to integrate acquisitions and prepare for the Proposed Pharmacy Transaction.

Fiscal 2006 also marked the conclusion of all remaining issues related to our 2001 reorganization. The Ventas rent reset issue was successfully concluded through an independent appraisal process. This was a significant event for Kindred, providing clarity around our capital costs and a financial framework that will accommodate our future growth and expansion plans.

In addition to the rent reset issue, all of our outstanding warrants issued in connection with our 2001 reorganization expired in April 2006, resulting in the issuance of a significant number of shares of common stock. We expended all of the $142 million of warrant proceeds to repurchase shares and expended another $52 million to complete our previously announced share repurchase program. These transactions have simplified our equity structure and reduced our diluted share count by approximately 10% compared to 2005.

In October 2006, we entered into a definitive agreement related to the Proposed Pharmacy Transaction. We believe that the business prospects underlying the Proposed Pharmacy Transaction, including the operational synergies and economies of scale that can be realized over the long term, provide a compelling opportunity to enhance Kindred shareholder value. We expect to complete the Proposed Pharmacy Transaction in the second quarter of 2007.

With respect to future growth opportunities, we continued our program of organic development and selective acquisitions. In 2006, we acquired six hospitals (646 licensed beds), 11 nursing centers (1,579 licensed beds), four assisted living facilities (228 licensed beds) and three institutional pharmacies (4,593 customer beds). In addition, we opened two hospitals containing 98 licensed beds and opened five pharmacies in new markets. In 2007, we will continue to seek further organic development and strategic acquisitions that enhance shareholder value and that reflect a more concentrated market-by-market strategy. We have already entered into an agreement to lease eight additional nursing centers, and we expect to open four hospitals in 2007 that are currently under development.

Hospital Division

Revenues increased 7% in 2006 to $1.7 billion and 15% in 2005 to $1.6 billion, primarily as a result of growth in admissions, new hospital development, the Commonwealth Transaction and, in 2005, favorable reimbursement rates. Revenues associated with the Commonwealth Transaction approximated $95 million for 2006. Revenues related to favorable prior year Medicare cost report settlements aggregated $8 million in 2006, $65 million in 2005 and $8 million in 2004. On a same-store basis, revenues increased 5% in 2006 and 8% in 2005. The 2006 Hospital Medicare Rule reduced our hospital Medicare revenues by approximately $26 million in 2006.

Admissions rose 8% in both 2006 and 2005 compared to each respective prior year. Average length of stay increased to 32 days in 2006 compared to 30 days in 2005 and 32 days in 2004. On a same-store basis, admissions rose 1% in 2006 and 5% in 2005. Medicare same-store admissions declined 4% in 2006 and increased 5% in 2005, while non-government same-store admissions increased 17% in 2006 and 7% in 2005.

Hospital wage and benefit costs increased 11% to $762 million in 2006 and increased 5% to $685 million in 2005 compared to $651 million in 2004. Average hourly wage rates grew 2% in 2006 and 4% in 2005, while employee benefit costs increased 9% in 2006 and 5% in 2005. The Hospital Services Reorganization had the effect of reducing hospital wage and benefit costs and increasing other operating expenses in all periods after July 1, 2004.

Professional liability costs were $19 million in 2006, $21 million in 2005 and $20 million in 2004.

Hospital operating income declined 7% in 2006 to $388 million and increased 28% in 2005 to $420 million. As discussed in the quarterly consolidated financial information included in the consolidated financial statements, hospital operating income for the last three years included certain adjustments. Excluding these items, hospital operating income grew 5% in 2006 and 12% in 2005. Growth in hospital operating income in both periods was primarily attributable to growth in admissions (particularly non-government admissions) and operating efficiencies associated with growth in volumes. Operating income in 2006, 2005 and 2004 was reduced by approximately $27 million, $18 million and $8 million, respectively, in connection with the Hospital Services Reorganization. Aggregate operating costs per admission, including costs associated with the Hospital Services Reorganization, increased 4% in 2006 and 2% in 2005. Operating income associated with the Commonwealth Transaction approximated $6 million for 2006.

Health Services Division

Revenues increased 10% in 2006 to $2.0 billion and 6% in 2005 to $1.8 billion. Revenues increased in both periods primarily as a result of generally favorable reimbursement rates and, in 2006, an increase in patient days and the Commonwealth Transaction. Revenues associated with the Commonwealth Transaction approximated $104 million for 2006.

Aggregate patient days increased 6% in 2006 and declined 1% in 2005. On a same-store basis, aggregate patient days increased 1% in 2006 and declined 1% in 2005 compared to prior periods.

Nursing center wage and benefit costs increased 10% to $1.0 billion in 2006 and increased 6% to $945 million in 2005 compared to $895 million in 2004. In connection with the Rehabilitation Services Reorganization, we transferred approximately 4,000 employees from our nursing centers to the new rehabilitation division. Average hourly wage rates increased 4% in both 2006 and 2005, while employee benefit costs increased 6% in 2006 and 2% in 2005.

Professional liability costs totaled $39 million in 2006 and $49 million in both 2005 and 2004.

Nursing center operating income increased 14% in 2006 to $247 million and declined 3% in 2005 to $216 million. Operating income in 2006 increased primarily due to improved reimbursement rates and increases in patient days (particularly Medicare and non-government patient days). Operating income associated with the Commonwealth Transaction approximated $10 million for 2006. Despite generally favorable reimbursement rates, nursing center operating income in 2005 declined primarily due to a decline in patient days and increased wage and contract labor costs in connection with our efforts to enhance the quality of services provided to our patients and residents. Aggregate operating costs per patient day increased 3% in 2006 and 9% in 2005.

Rehabilitation Division

Revenues increased 14% to $300 million in 2006 and 15% to $263 million in 2005. The increase in revenues in 2006 and 2005 was primarily attributable to growth in both new customers and volume of services provided to existing customers, and in 2005, the full year impact of the Hospital Services Reorganization. Revenues derived from unaffiliated customers aggregated $74 million in 2006, $63 million in 2005 and $62 million in 2004.

Operating income declined to $30 million in 2006 compared to $32 million in both 2005 and 2004. Operating income for 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs. Operating income also was negatively impacted in 2006 and 2005 by increased costs associated with wage pressures resulting from an increasingly competitive marketplace for therapists.

Pharmacy Division

Revenues increased 25% in 2006 to $653 million and 45% in 2005 to $522 million. The increase in revenues in both periods resulted primarily from acquisitions, price increases, higher drug utilization, same-store growth in non-affiliated customers, and in 2005, the full year impact of the Hospital Services Reorganization. Revenues associated with pharmacy acquisitions approximated $153 million in 2006 and $86 million in 2005. At December 31, 2006, we provided pharmacy services primarily to nursing centers containing 102,600 licensed beds, including 30,200 licensed beds that we operate. The aggregate number of customer licensed beds that we serviced at December 31, 2005 totaled 93,300 compared to 66,200 at December 31, 2004.

On January 1, 2006, Medicare Part D became effective. Under this program, Medicare beneficiaries who were entitled to benefits under a state Medicaid program (so-called “dual eligibles”) now have their outpatient prescription drug costs covered by Medicare Part D, subject to certain limitations. Most of our nursing center residents whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the Medicare Part D drug benefit. Accordingly, since January 1, 2006, Medicaid is no longer a primary payor for the pharmacy services provided to these residents. In fiscal 2006, our pharmacy division derived approximately 9% of its revenues from the state Medicaid programs compared to 45% in fiscal 2005.

Our pharmacy operating income declined 15% to $49 million in 2006 and increased 53% to $57 million in 2005. The decline in pharmacy operating income in 2006 was attributable to transition issues associated with the conversion to Medicare Part D, costs associated with the Proposed Pharmacy Transaction and weak results from acquired pharmacies. Operating income for 2006 included costs of approximately $3 million incurred in connection with the Proposed Pharmacy Transaction. Operating income associated with acquisitions totaled $5 million in 2006 compared to $9 million in 2005. The cost of goods sold as a percentage of institutional pharmacy revenues were 66.6% in 2006 compared to 65.5% in 2005 and 65.1% in 2004. Pharmacy operating income increased in 2005 primarily due to volume growth and the favorable impact of the Hospital Services Reorganization.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $157 million in 2006, $135 million in 2005 and $124 million in 2004. As a percentage of consolidated revenues, corporate overhead totaled 3.7% in 2006, 3.5% in 2005 and 3.6% in 2004. Excluding the items discussed in the quarterly consolidated financial information, corporate overhead totaled $147 million in 2006, $127 million in 2005 and $118 million in 2004. The increase in corporate overhead in 2006 and 2005 was primarily attributable to increases in stock-based compensation and certain incentive compensation costs.

Corporate expenses included the operating losses of our limited purpose insurance subsidiary of $7 million in 2006, $10 million in 2005 and $7 million in 2004.

Capital Costs

Rent expense increased 17% to $311 million in 2006 and 6% to $265 million in 2005. A substantial portion of the increase in both periods resulted from contractual inflation and contingent rent increases, including those associated with the Master Lease Agreements, growth in the number of leased facilities, development and acquisition activities, and in 2006, the Ventas rent reset. For 2006, the rent reset increased rent expense by approximately $14 million.

Depreciation and amortization expense increased to $122 million in 2006 from $101 million in 2005 and $87 million in 2004. The increase was primarily a result of our ongoing capital expenditure program, and development and acquisition activities. We expect that annual growth rates in depreciation costs will moderate in 2007.

Interest expense aggregated $14 million in 2006 compared to $8 million in 2005 and $13 million in 2004. The increase in 2006 was primarily attributable to increased borrowings under our revolving credit facility as a result of the Commonwealth Transaction. The decline in interest expense in 2005 was primarily a result of the repayment of our long-term debt in 2004. Interest expense in 2004 included a pretax charge of approximately $1 million resulting from the refinancing of our credit agreements.

Investment income related primarily to our insurance subsidiary investments totaled $14 million in 2006 compared to $11 million in 2005 and $6 million in 2004.

Income Taxes

The provision for income taxes is based upon our estimate of taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 39.5% in 2006, 40.1% in 2005 and 40.9% in 2004. We recorded favorable income tax adjustments in 2006 related to the resolution of certain income tax contingencies that reduced the provision for income taxes by approximately $3 million.

We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is “more likely than not” that the asset ultimately will be realizable.

In 2006, we reached a settlement with the IRS, pending final documentation, related to all disputed federal tax issues for fiscal 2000 and 2001. In connection with the settlement, we agreed to pay approximately $3 million to the IRS in 2007. In the fourth quarter of 2006, we reflected the impact of the settlement in our consolidated balance sheet by increasing certain net deferred tax assets by approximately $16 million, reducing currently payable income taxes by approximately $70 million and increasing stockholders’ equity by approximately $86 million. Because of fresh-start accounting rules related to our reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

Our aggregate net operating loss carryforwards aggregated $9 million and $187 million at December 31, 2006 and 2005, respectively. These carryforwards expire in various amounts through 2025.

Consolidated Results

Income from continuing operations before income taxes declined 46% to $117 million in 2006 from $219 million in 2005 and increased 49% in 2005 from $147 million in 2004. Net income from continuing operations declined 46% to $71 million in 2006 and increased 51% in 2005 to $132 million.

Fourth Quarter Operating Results – Continuing Operations

Operating results for the fourth quarter of 2006 included pretax income of $7 million related to a favorable actuarial adjustment of professional liability costs, pretax income of $2 million related to favorable settlements of prior year hospital Medicare cost reports and pretax income of $1 million from insurance recoveries related to hurricane costs. These items also included a pretax charge of $4 million to adjust certain estimated institutional pharmacy Medicare Part D revenues recorded in the first nine months of 2006, a pretax charge of $3 million to adjust the accounts receivable of an acquired institutional pharmacy, and a pretax charge of $5 million for professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction and the rent reset issue with Ventas. We also recorded favorable income tax adjustments in the fourth quarter of 2006 that increased net income by $3 million.

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

Discontinued Operations

Net income from discontinued operations aggregated $8 million in 2006 compared to $15 million in 2005 and net losses of $1 million in 2004. Discontinued operations included a favorable pretax adjustment of approximately $19 million ($12 million net of income taxes) in 2006, $42 million ($26 million net of income taxes) in 2005 and $18 million ($11 million net of income taxes) in 2004 resulting from a change in estimate for professional liability reserves related primarily to our former nursing centers in Florida and Texas.

During 2006, we entered into the HCP Transaction and classified 11 nursing centers as discontinued operations. The HCP Transaction was completed in January 2007. In February 2007, we sold nine of the nursing centers and expect to close on the sale of the other two remaining nursing centers in 2007. We expect to record a pretax loss of approximately $11 million to $14 million in the first quarter of 2007 related to the divestitures.

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

See notes 4 and 10 of the notes to consolidated financial statements.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $130 million for 2006, $263 million for 2005 and $268 million for 2004. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our acquisitions and strategic divestiture activities.

Prior to 2006, our federal income tax payments have been significantly reduced primarily as a result of certain income tax benefits arising in connection with our reorganization, including the utilization of net operating loss carryforwards. Beginning in 2006, cash payments of federal income taxes more closely reflected our provision for income taxes. Accordingly, our operating cash flows in 2006 declined from the levels reported in 2005. Operating cash flows for 2006 included $55 million of federal income tax payments compared to $5 million in 2005 and none in 2004.

Operating cash flows in 2005 included $48 million related to favorable settlements of prior year hospital Medicare cost reports.

Cash and cash equivalents totaled $21 million at December 31, 2006 compared to $83 million at December 31, 2005. Long-term debt at December 31, 2006 aggregated $130 million (including $129 million of borrowings under our revolving credit facility). Based upon our existing cash levels, expected operating cash flows and capital spending (including planned acquisitions), and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs. There were no outstanding borrowings under the revolving credit facility at December 31, 2005.

In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million. As required, Ventas paid us a reset fee of approximately $5 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the CPI with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each of the Master Lease Agreements was 3.5%.

In 2003, we had agreed to pay Ventas additional rents in varying amounts generally over seven years in consideration for the divestiture of our former Florida and Texas nursing centers. For accounting purposes, these additional rent payments were classified as long-term debt. As a result of the rent reset, the remaining obligations under the 2003 agreement were extinguished. For accounting purposes, our remaining debt obligation to Ventas of $28 million as of July 18, 2006 has been reclassified as a deferred credit in the accompanying consolidated balance sheet and will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements.

The leases for 56 nursing centers and eight hospitals expire in April 2008 under the Master Lease Agreements. These facilities are held in seven renewal bundles. At our option, all, but not less than all, of the leased properties in each bundle may be extended for one five-year renewal term beyond the initial term at the then existing rental rate plus the then existing escalator amount per annum. The rental rate will escalate each year during the renewal term at the applicable escalation rate. The renewal notices for these bundles of leased properties must be delivered to Ventas on or before April 29, 2007.

In August 2006, we entered into definitive agreements related to the HCP Transaction. Under the HCP Transaction, we acquired the real estate related to 11 unprofitable nursing centers operated by us for resale in exchange for three hospitals previously owned by us. The HCP Transaction was completed in January 2007. As part of the HCP Transaction, we will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, we paid HCP a one-time cash payment of approximately $36 million. We also amended our existing master lease with HCP to (1) terminate the current annual rent of approximately $10 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

In November 2006, we entered into a definitive agreement to sell the real estate and related operations of these 11 nursing centers for $78 million. In February 2007, we sold nine of the nursing centers for approximately $74 million and we expect to close on the sale of the other two nursing centers for approximately $4 million during 2007.

In August 2005, our Board of Directors authorized us to execute up to $100 million in common stock and warrant repurchases. During 2005, we repurchased approximately 1.8 million shares of our common stock at an aggregate cost of approximately $48 million. During 2006, we repurchased approximately 2.0 million shares of our common stock in the open market at an aggregate cost of approximately $52 million, thereby completing the share repurchase program. We financed the repurchases from both operating cash flows and borrowings under our revolving credit facility.

Our Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, we issued approximately 10.1 million shares of common stock and received net proceeds of approximately $142 million. These proceeds were used to repurchase approximately 5.8 million shares of our common stock in the open market in 2006.

In December 2005, we completed certain amendments to our revolving credit facility. These amendments, among other things, allowed us to increase the credit capacity from $300 million to $400 million and increased the amount permitted for acquisitions and certain investments from $400 million to $500 million. We obtained lender commitments for the increased credit capacity in February 2006. At December 31, 2006, our remaining permitted acquisition amount aggregated $218 million.

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

Amounts borrowed under the revolving credit facility bear interest, at our option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon our adjusted leverage ratio as defined in the revolving credit facility. The revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The revolving credit facility also allows us, to a limited extent, to pay cash dividends and to repurchase our common stock. The terms of our revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. At December 31, 2006, we were in compliance with the terms of our revolving credit facility.

Future payments of principal and interest due under long-term debt agreements, lease obligations and certain other contractual commitments as of December 31, 2006 follows (in thousands):

	Payments due by period
Year	Credit facility (a)	Other long-term debt	Non-cancelable operating leases			Letters of credit and guarantees of indebtedness	Total
			Ventas (b)	Other	Total
2007	$11,004	$127	$238,971	$73,344	$312,315	$–	$323,446
2008	11,034	127	195,750	66,246	261,996	–	273,157
2009	134,566	127	174,139	58,933	233,072	400	368,165
2010	–	128	93,144	51,927	145,071	–	145,199
2011	–	128	52,646	44,138	96,784	–	96,912
Thereafter	–	647	70,194	247,359	317,553	–	318,200

	$156,604	$1,284	$824,844	$541,947	$1,366,791	$400	$1,525,079

(a)	Credit facility interest is based upon the weighted average interest rate of 8.4% as of December 31, 2006.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received a return of capital of $34 million in 2006 and $30 million in 2005 from our limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under our revolving credit facility. We funded approximately $15 million into our limited purpose insurance subsidiary in 2004 to satisfy fiscal 2003 funding requirements.

Capital Resources

Excluding acquisitions, capital expenditures totaled $151 million in 2006, $126 million in 2005 and $92 million in 2004. Excluding acquisitions, capital expenditures (including new hospital development) could approximate $175 million to $225 million in 2007. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in each of the last three years were financed through internally generated funds. At December 31, 2006, the estimated cost to complete and equip construction in progress approximated $104 million.

In February 2006, we completed the Commonwealth Transaction for a total purchase price of $124 million in cash and the assumption of certain operating lease obligations. The acquisition was primarily financed with borrowings under our revolving credit facility.

We expended $11 million and $115 million during 2006 and 2005, respectively, for pharmacy acquisitions. We financed these acquisitions primarily through the use of operating cash flows. Acquisitions during 2004 related primarily to certain hospital acquisitions and our strategic divestiture activities in which we acquired previously leased facilities for resale.

At December 31, 2006, the remaining permitted acquisition amount under our revolving credit facility aggregated $218 million.

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

On January 25, 2007, CMS issued the 2007 Proposed Rule. The 2007 Proposed Rule would be effective for discharges occurring on or after July 1, 2007 through June 30, 2008. The 2007 Proposed Rule is subject to a 60-day public comment period.

CMS projects an overall decrease in payments to all Medicare certified LTAC hospitals of 2.9% from the 2007 Proposed Rule. Included in this proposed decrease are (1) an increase to the standard federal payment rate of .71%; (2) revisions to payment methodologies impacting short-stay outliers which reduce payments by .9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payment of .5%; and (4) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, which CMS projects will reduce payments by 2.2%. We believe that the 2007 Proposed Rule, if adopted, could reduce Medicare reimbursement to our hospitals by approximately $20 million in the second half of 2007.

The proposed short-stay outlier revisions would create a new category for cases having lengths of stay less than a threshold which is based upon the average of a patient in a short-term hospital with the same diagnosis.

Payment for such cases would be based upon the payment that the short-term acute care hospital would have received.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located with another hospital, such as a HIH. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed this “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008.

CMS is now proposing to expand this policy to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under this proposal, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25%. Admissions beyond 25% would be paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. Under the proposal, the 25% threshold would not apply immediately to certain LTAC hospitals. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of our hospitals, will have their admission cap initially set at 50%. For most of our hospitals, this 50% cap would apply until September 1, 2008, after which the cap would be reduced to 25%.

CMS is also proposing that the annual update to the DRG classifications and relative weights would be made in a budget neutral manner, effective October 1, 2007. As such, the estimated aggregate industry LTAC PPS payments would be unaffected by the annual recalibration of DRG payment weights.

On August 1, 2006, CMS issued rules to reweight LTAC hospital DRGs, among other things, beginning October 1, 2006. CMS estimated that the effect of this rule would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. The revised DRG reweighting reduced our hospital Medicare revenues by approximately $1 million in the fourth quarter of 2006. Based upon our historical Medicare patient volumes, we expect the revised DRG reweighting will reduce Medicare revenues to our hospitals by approximately $3 million to $5 million on an annual basis.

On May 2, 2006, CMS issued the 2006 Hospital Medicare Rule. The 2006 Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. The 2006 Hospital Medicare Rule reduced our hospital Medicare revenues by approximately $26 million in 2006. Based upon our historical Medicare patient volumes, we expect the 2006 Hospital Medicare Rule will reduce Medicare revenues to our hospitals associated with short-stay outliers and high cost outliers by approximately $42 million on an annual basis. This estimate does not include the negative impact resulting from the elimination of the annual market basket adjustment to the Medicare payment rates that also is contained in the 2006 Hospital Medicare Rule. The annual market basket adjustment has typically ranged between 3% and 4%, or approximately $25 million to $30 million annually. The 2006 Hospital Medicare Rule also extends until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates. This authority was previously scheduled to expire on October 1, 2006.

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

On August 1, 2005, CMS published the final rules related to the DRG weights and the geometric length-of-stay thresholds that took effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%. These changes reduced our hospital Medicare revenues by approximately $9 million in the fourth quarter of 2005 and $34 million for 2006.

Medicare payments to our nursing centers are based upon certain RUGs payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity. On July 28, 2005, CMS published the final rules related to revised RUG payment rates to nursing centers. Among other things, the final rules provide for a 3.1% inflation update to all RUGs categories effective October 1, 2005. In addition, the final rules increase the indexing of RUG categories, expand the total RUG categories from 44 to 53 and eliminate the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap, effective January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. This exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and will continue to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008.

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

The first year of Medicare Part D resulted in significant challenges to our institutional pharmacy business as well as the institutional pharmacy industry. These challenges included, but were not limited to, the inability of the Medicare Part D program to accurately reflect dual eligible residents, inaccurate reimbursement associated with Medicare co-payments and extensive prior authorization and other processes mandated by the PDPs. We cannot assure you that the challenges presented by Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on our institutional pharmacy business.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/06
	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:	$71	$76	$81	$86	$91	$556	$961	$948
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (a)	$–	$–	$129,200	$–	$–	$–	$129,200	$129,200

(a)	Interest on borrowings under our revolving credit facility is payable, at our option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon our adjusted leverage ratio as defined in the revolving credit facility.

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in our consolidated financial statements.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document

2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities (individually and collectively, “Buyer”), those entities listed on Schedule P thereto as selling entities (“Sellers”) and Jeffrey A. Goldshine, Douglas B. Noble, and Mary Catherine Rumsey (“Signatory Owners”), and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc. (“Buyer Guarantor”), dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4	Agreement of Sale between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Seller, and Kindred Healthcare Operating, Inc., as Purchaser, dated December 27, 2005. Exhibit 2.5 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Mutual Termination of Purchase and Sale Agreement made on February 28, 2006 between HCRI Massachusetts Properties Trust, a Massachusetts business trust, HCRI Massachusetts Properties Trust II, a Massachusetts business trust, and Kindred Healthcare Operating, Inc., a Delaware corporation. Exhibit 2.6 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 6, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

10.1	$300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders Party Hereto, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.2	Amendment No. 1 and Consent dated as of August 2, 2005, under the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 2, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Amendment No. 2 to Credit Agreement and Security Agreement dated as of December 22, 2005, to the $300,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent, as supplemented with additional lender commitments. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Amendment No. 3 to Credit Agreement dated as of October 19, 2006, to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Consent No. 3 and Waiver dated as of January 19, 2007, pursuant to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred 401(k) Plan. Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7	Trust Agreement between T. Rowe Price Trust Company and Kindred Healthcare, Inc. for Kindred and Affiliates 401(k) Plan. Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Kindred 401(k) Plan, Amended and Restated effective as of January 1, 2003 (except where otherwise indicated). Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9	Amendment No. 1 to the Kindred 401(k) Plan dated July 1, 2004. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Amendment No. 2 to the Kindred 401(k) Plan dated as of March 8, 2005. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11	Amendment No. 3 to the Kindred 401(k) Plan effective as of January 1, 2006.

10.12	Amendment No. 4 to the Kindred 401(k) Plan effective as of January 1, 2006.

10.13	Amendment No. 5 to the Kindred 401(k) Plan effective as of December 27, 2006.

10.14	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.16	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.18	Form of Indemnification Agreement between the Company and each member of its Board of Directors dated October 29, 2001. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19*	Kindred Deferred Compensation Plan, Second Amendment and Restatement effective as of January 1, 2005. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21*	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.22*	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23*	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24*	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25*	Amendment No. 5 to Supplemental Executive Retirement Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26*	Company’s 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27*	Amendment No. One to the Company’s Long-Term Incentive Plan, dated effective as of June 21, 2001. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28*	Amendment No. Two to the Company’s Long-Term Incentive Plan, dated effective as of December 16, 2003. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29*	Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.30*	Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.31*	Employment Agreement dated as of February 22, 2006 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32*	Change-in-Control Severance Agreement dated as of February 22, 2006 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33*	Employment Agreement dated as of October 28, 2003 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34*	Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36*	Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40*	Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.44*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45*	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46*	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47*	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48*	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49*	Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50*	Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51*	Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Mark A. McCullough. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54*	Retention Agreement dated as of December 14, 2006 by and between Kindred Pharmacy Services, Inc. and Mark A. McCullough.

10.55*	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56*	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57*	Employment Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.58*	Change-in-Control Severance Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59*	Employment Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60*	Change-in-Control Severance Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62	Exhibit C to the Amended and Restated Master Lease Agreement No. 1 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14507) is hereby incorporated by reference.

10.63	Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64	Exhibit C to the Amended and Restated Master Lease Agreement No. 2 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14507) is hereby incorporated by reference.

10.65	Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66	Exhibit C to the Amended and Restated Master Lease Agreement No. 3 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14507) is hereby incorporated by reference.

10.67	Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68	Exhibit C to the Amended and Restated Master Lease Agreement No. 4 dated as of April 20, 2001 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Vencor, Inc. and Vencor Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 12, 2006 (Comm. File No. 001-14507) is hereby incorporated by reference.

10.69	Second Specific Property Lease Amendment by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.70	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessors and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 28, 2006.

10.72	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007.

10.73	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.77	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of June 30, 2003. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79	Master Lease Combination Amendment and Agreement by and among Kindred Healthcare, Inc. (f/k/a Vencor, Inc.), Kindred Healthcare Operating, Inc. (f/k/a Vencor Operating, Inc.), and Ventas Realty, Limited Partnership dated as of May 10, 2006. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80	Master Lease No. 1 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.79 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.81	Master Lease No. 1 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.80 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.82	Master Lease No. 2 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.81 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.83	Master Lease No. 2 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.82 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.84	Master Lease No. 3 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.83 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.85	Master Lease No. 4 Amendment Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.84 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.86	Master Lease No. 4 Partial Lease Termination Agreement by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership dated as of December 11, 2003. Exhibit 10.85 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.87	Master Lease No. 1 Partial Lease Termination Agreement (IN-4620), dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.88	Master Lease No. 1 Partial Lease Termination Agreement (CA-4693), dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.89	Master Lease No. 1 Amendment Agreement, dated as of December 22, 2004, by and among Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc. and Ventas Realty, Limited Partnership. Exhibit 10.76 to the Company’s Form 10-K for the year ended December 31, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.90	Operations Transfer Agreement dated as of June 18, 2003 between Kindred Healthcare Operating, Inc., Kindred Nursing Centers South, L.L.C., Kindred Nursing Centers East, L.L.C., Senior Health Management, LLC, Florida Institute for Long Term Care, LLC, FI – Bay Pointe, LLC, FI – Boca Raton, LLC, FI – Broward Nursing, LLC, FI – Cape Coral, LLC, FI – Carrolwood Care, LLC, FI – Casa Mora, LLC, FI – Evergreen Woods, LLC, FI – Highland Pines, LLC, FI – Highland Terrace, LLC, FI – Palm Beaches, LLC, FI – Pompano Rehab, LLC, FI – Sanford Rehab, LLC, FI – Tampa, LLC, FI – The Abbey, LLC, FI – The Oaks, LLC, FI – Titusville, LLC, FI – Waldemere, LLC, FI – Windsor Woods, LLC, and FI – Winkler Court, LLC. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document

10.91	Agreement of Sale between Kindred Healthcare Operating, Inc., Kindred Nursing Centers East, L.L.C. and Kindred Nursing Centers South, L.L.C. and WKTM – Florida, LLC dated as of June 18, 2003. Exhibit 10.10 to the Company’s Form 10-Q for the quarterly period ended June 30, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.92	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.93*	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.94*	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.95*	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Appendix A to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.96*	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.95 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.97*	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.96 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.98*	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.97 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.99*	Kindred Healthcare, Inc. 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated. Appendix B to the Company’s Proxy Statement on Schedule 14A dated March 29, 2004 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.100*	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Option Plan for Non-Employee Directors, Amended and Restated. Exhibit 10.99 to the Company’s Form 10-K for the year ended December 31, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.101	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.102	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

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

Date: March 1, 2007	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann C. Berzin Ann C. Berzin	Director	March 1, 2007

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	March 1, 2007

/s/ Michael J. Embler Michael J. Embler	Director	March 1, 2007

/s/ Garry N. Garrison Garry N. Garrison	Director	March 1, 2007

/s/ Isaac Kaufman Isaac Kaufman	Director	March 1, 2007

/s/ John H. Klein John H. Klein	Director	March 1, 2007

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	March 1, 2007

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	March 1, 2007

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2007

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

We have completed integrated audits of Kindred Healthcare, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company began recognizing compensation expense for the fair value of non-vested stock based compensation awards effective January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

March 1, 2007

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues	$4,266,661	$3,852,975	$3,421,411

Salaries, wages and benefits	2,329,382	2,071,320	1,897,406
Supplies	685,884	570,179	471,628
Rent	310,404	264,633	249,141
Other operating expenses	701,566	631,195	562,754
Depreciation and amortization	122,196	100,982	87,229
Interest expense	13,921	8,098	12,814
Investment income	(14,500)	(11,059)	(6,425)

	4,148,853	3,635,348	3,274,547

Income from continuing operations before reorganization items and income taxes	117,808	217,627	146,864
Reorganization items	–	(1,639)	(304)

Income from continuing operations before income taxes	117,808	219,266	147,168
Provision for income taxes	46,569	87,875	60,149

Income from continuing operations	71,239	131,391	87,019
Discontinued operations, net of income taxes:
Income (loss) from operations	7,504	14,899	(617)
Loss on divestiture of operations	(32)	(1,381)	(15,822)

Net income	$78,711	$144,909	$70,580

Earnings per common share:
Basic:
Income from continuing operations	$1.82	$3.52	$2.43
Discontinued operations:
Income (loss) from operations	0.19	0.40	(0.02)
Loss on divestiture of operations	–	(0.04)	(0.44)

Net income	$2.01	$3.88	$1.97

Diluted:
Income from continuing operations	$1.74	$2.90	$2.05
Discontinued operations:
Income (loss) from operations	0.18	0.33	(0.01)
Loss on divestiture of operations	–	(0.03)	(0.37)

Net income	$1.92	$3.20	$1.67

Shares used in computing earnings per common share:
Basic	39,108	37,328	35,774
Diluted	40,923	45,239	42,403

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20,857	$83,420
Cash–restricted	5,757	5,135
Insurance subsidiary investments	227,865	231,134
Accounts receivable less allowance for loss of $62,064 – 2006 and $62,078 – 2005	588,166	479,605
Inventories	49,533	43,731
Deferred tax assets	62,512	61,078
Assets held for sale	9,113	12,056
Income taxes	10,652	–
Other	28,106	28,805

	1,002,561	944,964
Property and equipment, at cost:
Land	31,457	28,777
Buildings	430,013	397,698
Equipment	479,885	413,781
Construction in progress	85,757	50,753

	1,027,112	891,009
Accumulated depreciation	(475,882)	(369,393)

	551,230	521,616

Goodwill	107,852	69,879
Intangible assets less accumulated amortization of $6,925 – 2006 and $1,763 – 2005	117,345	34,317
Insurance subsidiary investments	52,977	48,796
Deferred tax assets	96,252	73,750
Other	87,910	67,239

	$2,016,127	$1,760,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,085	$134,547
Salaries, wages and other compensation	280,039	244,851
Due to third party payors	27,784	26,642
Professional liability risks	65,497	70,090
Other accrued liabilities	75,522	79,704
Income taxes	–	58,572
Long-term debt due within one year	71	6,221

	606,998	620,627

Long-term debt	130,090	26,323
Professional liability risks	184,749	182,113
Deferred credits and other liabilities	98,712	60,962

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,978 shares – 2006 and 37,331 shares – 2005	9,994	9,333
Capital in excess of par value	793,054	673,358
Deferred compensation	–	(14,228)
Accumulated other comprehensive income (loss)	1,246	(60)
Retained earnings	191,284	202,133

	995,578	870,536

	$2,016,127	$1,760,561

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2003	36,340	$9,085	$585,394	$(8,040)	$348	$10,778	$597,565
Comprehensive income:
Net income						70,580	70,580
Net unrealized investment gains, net of income taxes					120		120

Comprehensive income							70,700
Grant of non-vested restricted stock	271	68	6,493	(6,561)			–
Issuance of common stock in connection with employee benefit plans	578	144	8,634				8,778
Stock-based compensation amortization				7,217			7,217
Pre-emergence deferred tax valuation allowance adjustment			32,093				32,093
Income tax benefit in connection with the issuance of common stock under employee benefit plans			2,062				2,062
Other			1,339	31			1,370

Balances, December 31, 2004	37,189	9,297	636,015	(7,353)	468	81,358	719,785
Comprehensive income:
Net income						144,909	144,909
Net unrealized investment losses, net of income taxes					(528)		(528)

Comprehensive income							144,381
Grant of non-vested restricted stock	521	130	16,224	(16,354)			–
Issuance of common stock in connection with employee benefit plans	550	137	8,610			(218)	8,529
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(184)	(46)	(3,262)			(3,647)	(6,955)
Issuance of common stock in connection with warrant exercises	1,008	253	16,091				16,344
Repurchase of common stock, at cost	(1,753)	(438)	(27,257)			(20,269)	(47,964)
Stock-based compensation amortization				9,470			9,470
Pre-emergence deferred tax valuation allowance adjustment			18,186				18,186
Income tax benefit in connection with the issuance of common stock under employee benefit plans			9,107				9,107
Other			(356)	9			(347)

Balances, December 31, 2005	37,331	9,333	673,358	(14,228)	(60)	202,133	870,536
Comprehensive income:
Net income						78,711	78,711
Net unrealized investment gains, net of income taxes					1,124		1,124

Comprehensive income							79,835
Conversion to SFAS 123R (as defined) as of January 1, 2006			(14,228)	14,228			–
Grant of non-vested restricted stock	343	86	(86)				–
Issuance of common stock in connection with employee benefit plans	111	27	1,560				1,587
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(124)	(31)	(2,549)			(765)	(3,345)
Issuance of common stock in connection with warrant exercises	8,795	2,198	140,115				142,313
Cashless warrant exercise	1,351	338	21,455			(21,793)	–
Repurchase of common stock, at cost	(7,829)	(1,957)	(125,351)			(67,002)	(194,310)
Stock-based compensation amortization			18,557				18,557
Pre-emergence deferred tax valuation allowance adjustment			79,832				79,832
Income tax benefit in connection with the issuance of common stock under employee benefit plans			391				391
Other					182		182

Balances, December 31, 2006	39,978	$9,994	$793,054	$–	$1,246	$191,284	$995,578

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$78,711	$144,909	$70,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,042	104,506	91,474
Amortization of stock-based compensation costs	18,557	9,470	7,217
Provision for doubtful accounts	35,149	14,867	23,222
Deferred income taxes	(1,976)	50,286	45,981
Loss on divestiture of discontinued operations	32	1,381	15,822
Reorganization items	–	(1,639)	(304)
Other	(7,826)	(2,687)	7,632
Change in operating assets and liabilities:
Accounts receivable	(141,220)	(70,555)	2,541
Inventories and other assets	(10,713)	(3,509)	5,368
Accounts payable	20,805	4,413	(5,136)
Income taxes	(12,875)	37,254	10,347
Due to third party payors	1,142	(7,268)	2,504
Other accrued liabilities	26,156	(18,295)	(9,119)

Net cash provided by operating activities	129,984	263,133	268,129

Cash flows from investing activities:
Purchase of property and equipment	(151,074)	(126,063)	(92,388)
Acquisitions	(135,086)	(114,818)	(58,212)
Sale of assets	13,644	17,199	29,826
Purchase of insurance subsidiary investments	(215,969)	(336,391)	(113,033)
Sale of insurance subsidiary investments	230,830	334,820	75,918
Net change in insurance subsidiary cash and cash equivalents	(12,583)	1,899	(23,511)
Net change in other investments	1,668	3,344	4,405
Other	(5,860)	(215)	4,591

Net cash used in investing activities	(274,430)	(220,225)	(172,404)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,459,900	667,400	696,100
Repayment of borrowings under revolving credit	(1,330,700)	(667,400)	(696,100)
Repayment of long-term debt	(3,311)	(5,282)	(105,023)
Payment of deferred financing costs	(1,177)	(702)	(5,120)
Issuance of common stock	143,900	24,873	8,778
Repurchase of common stock	(194,310)	(47,964)	–
Other	7,581	459	8,244

Net cash provided by (used in) financing activities	81,883	(28,616)	(93,121)

Change in cash and cash equivalents	(62,563)	14,292	2,604
Cash and cash equivalents at beginning of period	83,420	69,128	66,524

Cash and cash equivalents at end of period	$20,857	$83,420	$69,128

Supplemental information:
Interest payments	$10,689	$6,274	$10,412
Income tax payments	65,453	9,662	3,435
Rental payments to Ventas, Inc.	213,523	187,748	182,324

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

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Notes 3 and 4.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

Stock split

On April 26, 2004, the Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend. The new shares were distributed on May 27, 2004 to shareholders of record at the close of business on May 10, 2004. Share and per share data for all periods presented in the consolidated financial statements have been adjusted retroactively to reflect the stock split.

Impact of recent accounting pronouncements

On September 29, 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and revises certain disclosure

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncements (Continued)

requirements. The benefit obligation is defined as the projected benefit obligation for pension plans and as the accumulated postretirement benefit obligation for any other postretirement benefit plan, such as a retiree healthcare plan. The Company adopted SFAS 158 prospectively at the end of 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

On September 13, 2006, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations or liquidity.

On July 13, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has completed its analysis of FIN 48 and the adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirement for the accounting for, and reporting of, a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles and changes required by accounting pronouncements without specific transition provisions. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the SEC approved a new rule that delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 and began to

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncements (Continued)

recognize compensation expense prospectively in its consolidated financial statements for non-vested stock options outstanding at December 31, 2005 and for all stock-based compensation awards granted after January 1, 2006. The adoption of SFAS 123R reduced net income by $6.2 million for the year ended December 31, 2006.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Medicare	$1,973,323	$1,668,820	$1,468,662
Medicaid	1,138,955	1,209,732	1,091,295
Private and other	1,524,424	1,294,575	1,104,554

	4,636,702	4,173,127	3,664,511

Eliminations:
Rehabilitation	(225,936)	(195,325)	(156,203)
Pharmacy	(144,105)	(124,827)	(86,897)

	(370,041)	(320,152)	(243,100)

	$4,266,661	$3,852,975	$3,421,411

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance subsidiary investments

The Company maintains investments, consisting principally of money market funds, mortgage backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value. The Company’s insurance subsidiary investments are classified in the accompanying consolidated balance sheet based upon their expected maturities. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date. Unrealized gains and losses, net of deferred income taxes, are reported as a

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance subsidiary investments (Continued)

component of accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. See Note 11.

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

Property and equipment

Depreciation expense, computed by the straight-line method, was $117.0 million for 2006, $98.8 million for 2005 and $87.2 million for 2004. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Goodwill and other intangible assets

Intangible assets are comprised primarily of goodwill, certificates of need, customer relationship assets and non-compete agreements primarily originating from business combinations accounted for as purchase transactions. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with the annual impairment test.

A summary of goodwill follows (in thousands):

	Hospital division	Pharmacy division	Total
Balances, December 31, 2004	$30,877	$705	$31,582
Pharmacy acquisitions	–	38,803	38,803
Other	(1,015)	509	(506)

Balances, December 31, 2005	29,862	40,017	69,879
Commonwealth Transaction (as defined)	32,751	–	32,751
Pharmacy acquisitions	–	3,725	3,725
Other	–	1,497	1,497

Balances, December 31, 2006	$62,613	$45,239	$107,852

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to 13 years. A summary of intangible assets at December 31 follows (in thousands):

	2006				2005
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Trademark	$400	$(400)	$–		$400	$(400)	$–
Employment contract	375	(73)	302	1 year	–	–	–

	775	(473)	302		400	(400)	–
Non-current:
Certificates of need (indefinite life)	75,880	–	75,880		–	–	–
Customer relationship assets	43,355	(5,851)	37,504	11 years	34,155	(1,577)	32,578	12 years
Non-compete agreements	5,035	(1,074)	3,961	5 years	1,925	(186)	1,739	5 years

	124,270	(6,925)	117,345		36,080	(1,763)	34,317

	$125,045	$(7,398)	$117,647		$36,480	$(2,163)	$34,317

Amortization expense computed by the straight-line method totaled $5.2 million for 2006 and $2.2 million for 2005. Amortization expense was not significant for 2004.

Estimated annual amortization expense for intangible assets at December 31, 2006 will approximate $6.0 million, $4.5 million, $4.5 million, $4.2 million and $3.5 million for the years 2007, 2008, 2009, 2010 and 2011, respectively.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are substantially based upon independent actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and independent actuarial estimates of claim payment patterns. Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 4 and 10.

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share for all periods includes the dilutive effect of outstanding warrants as well as stock options and non-vested restricted stock issued under the Company’s incentive compensation plans.

Stock option accounting

As previously discussed, the Company adopted SFAS 123R on January 1, 2006 and began to recognize compensation expense prospectively in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. Prior to the adoption of SFAS 123R, the Company followed APB 25 and related interpretations in accounting for its employee stock options.

In December 2005, the Company accelerated the vesting of approximately 944,000 unvested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13.2 million ($8.3 million net of income taxes or $0.18 per diluted share). The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to improve employee morale and retention.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Stock option accounting (Continued)

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004
Net income, as reported	$144,909	$70,580
Adjustments:
Stock-based employee compensation expense included in reported net income	5,844	4,564
Stock-based employee compensation expense determined under fair value based method	(21,436)	(11,073)

Pro forma net income	$129,317	$64,071

Earnings per common share:
As reported:
Basic	$3.88	$1.97
Diluted	$3.20	$1.67
Pro forma:
Basic	$3.46	$1.79
Diluted	$2.83	$1.48

NOTE 2 – PROPOSED SPIN-OFF TRANSACTION

On October 25, 2006, the Company signed a definitive agreement with AmerisourceBergen Corporation (“AmerisourceBergen”) to combine their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The transaction is intended to be tax-free to the Company and to the shareholders of both AmerisourceBergen and the Company. The transaction is expected to be completed in the second quarter of 2007.

Under the terms of the agreement, both KPS and PharMerica LTC are expected to each borrow up to $150 million and use such proceeds to fund a one-time cash distribution, intended to be tax-free, to their respective parent companies. Following the cash distribution, each institutional pharmacy business is expected to be spun off to the shareholders of their respective parent companies. Immediately thereafter, a stock-for-stock merger will be effected that would result in Kindred and AmerisourceBergen shareholders each owning 50% of the new publicly traded company. The proposed transaction is subject to certain conditions, including the completion of the registration statement that will be filed with the SEC. The closing of the proposed transaction also will require the receipt of required regulatory approvals and the satisfaction of certain other conditions.

NOTE 3 – DIVESTITURES

In recent years, the Company has completed certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented.

On August 7, 2006, the Company entered into definitive agreements with Health Care Property Investors, Inc. (“HCP”) to acquire the real estate related to 11 unprofitable leased nursing centers operated by the Company

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DIVESTITURES (Continued)

for resale in exchange for three hospitals previously owned by the Company (the “HCP Transaction”). The HCP Transaction was completed on January 31, 2007. As part of the HCP Transaction, the Company will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

On November 7, 2006, the Company entered into a definitive agreement to sell the real estate and related operations of these 11 nursing centers for $78 million. On February 1, 2007, the Company sold nine of the nursing centers and expects to close on the sale of the other two remaining nursing centers during 2007. The Company generated approximately $74 million in proceeds from the initial sale transaction and expects to generate approximately $4 million in additional proceeds from the sale of the remaining two nursing centers. The Company expects to record a pretax loss related to these divestitures ranging from $11 million to $14 million ($7 million to $9 million net of income taxes) in the first quarter of 2007.

For accounting purposes, the operating results of the 11 nursing centers have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented.

Assets not sold at December 31, 2006 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet.

A summary of the Company’s other divestiture transactions follows.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 3 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent.

Discontinued operations in 2006, 2005 and 2004 included favorable pretax adjustments of approximately $19.3 million ($11.8 million net of income taxes), $42.3 million ($26.0 million net of income taxes) and $18.0 million ($11.1 million net of income taxes), respectively, resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues	$89,228	$134,347	$209,344

Salaries, wages and benefits	45,739	73,805	122,946
Supplies	5,507	9,877	14,429
Rent	10,005	13,076	16,204
Other operating expenses	13,935	10,223	53,275
Depreciation	1,846	3,524	4,245
Interest expense	–	7	4
Investment income	(6)	(391)	(756)

	77,026	110,121	210,347

Income (loss) from operations before income taxes	12,202	24,226	(1,003)
Income tax provision (benefit)	4,698	9,327	(386)

Income (loss) from operations	7,504	14,899	(617)
Loss on divestiture of operations, net of income taxes	(32)	(1,381)	(15,822)

	$7,472	$13,518	$(16,439)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues:
Hospital division:
Hospitals	$3,081	$12,063	$28,074
Ancillary services	2	14	(99)

	3,083	12,077	27,975
Health services division	86,145	122,270	181,441
Pharmacy division	–	–	(72)

	$89,228	$134,347	$209,344

Operating income (loss):
Hospital division:
Hospitals	$191	$(760)	$(2,743)
Ancillary services	1	29	(128)

	192	(731)	(2,871)
Health services division	23,855	41,163	21,249
Pharmacy division	–	10	316

	$24,047	$40,442	$18,694

Rent:
Hospital division:
Hospitals	$37	$146	$1,576
Ancillary services	–	2	(54)

	37	148	1,522
Health services division	9,968	12,928	14,618
Pharmacy division	–	–	64

	$10,005	$13,076	$16,204

Depreciation:
Hospital division:
Hospitals	$–	$–	$786
Ancillary services	–	–	–

	–	–	786
Health services division	1,846	3,524	3,459
Pharmacy division	–	–	–

	$1,846	$3,524	$4,245

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2006	2005
Current assets:
Property and equipment, net	$8,802	$11,587
Other	311	469

	9,113	12,056
Current liabilities (included in other accrued liabilities)	(1,376)	(266)

	$7,737	$11,790

NOTE 5 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of these acquired businesses have been included in the accompanying consolidated financial statements of the Company since the respective acquisition dates. The purchase price of these acquired businesses resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses.

Commonwealth transaction

On February 28, 2006, the Company acquired the operations of the long-term acute care (“LTAC”) hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Transaction”). The transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Transaction aggregated $32.8 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. Additional adjustments to the purchase price of approximately $7 million may occur through February 2008 as a result of contingent consideration in accordance with the acquisition agreement.

A preliminary summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,453
Fair value of liabilities assumed	(6,763)

Net cash paid	$123,690

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACQUISITIONS (Continued)

Commonwealth transaction (Continued)

The pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006, January 1, 2005 or January 1, 2004 follows (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Revenues	$4,306,452	$4,086,614	$3,615,407
Income from continuing operations	71,266	136,564	80,430
Net income	78,738	150,082	63,991

Earnings per common share:
Basic:
Income from continuing operations	$1.82	$3.66	$2.25
Net income	$2.01	$4.02	$1.79
Diluted:
Income from continuing operations	$1.74	$3.02	$1.89
Net income	$1.92	$3.32	$1.51

Pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Transaction for all periods presented.

Pharmacy acquisitions

On March 2, 2005, the Company acquired the assets of Pharmacy Partners, Inc., an operator of two institutional pharmacies in Pennsylvania (the “PPI Transaction”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the PPI Transaction aggregated $11.6 million. The purchase price also included acquired identifiable intangible assets totaling $11.3 million that will be amortized over approximately 12 years.

On April 1, 2005, the Company acquired the assets of Skilled Care Pharmacy, an operator of two institutional pharmacies in California (the “SCP Transaction”). The transaction was financed through the use of existing cash and the Company’s revolving credit facility. Goodwill recorded in connection with the SCP Transaction aggregated $16.5 million. The purchase price also included acquired identifiable intangible assets totaling $10.4 million that will be amortized over approximately 13 years.

On November 1, 2005, the Company acquired the assets of RXPERTS, Inc., an operator of an institutional pharmacy in Illinois (the “RXPERTS Transaction”). The transaction was financed through the use of existing cash. Goodwill recorded in connection with the RXPERTS Transaction aggregated $12.2 million. The purchase price also included acquired identifiable intangible assets totaling $14.1 million that will be amortized over approximately 12 years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACQUISITIONS (Continued)

Pharmacy acquisitions (Continued)

A summary of these acquisitions follows (in thousands):

	PPI Transaction	SCP Transaction	RXPERTS Transaction
Fair value of assets acquired, including goodwill and other intangible assets	$30,893	$37,323	$39,348
Fair value of liabilities assumed	(21)	(575)	(4,210)

Net cash paid through December 31, 2005	30,872	36,748	35,138
Contingent consideration released from escrow	–	–	(3,500)
Additional payment of transaction costs	1	–	5

Total cash paid through December 31, 2006	$30,873	$36,748	$31,643

During 2006, the Company acquired three institutional pharmacies for an aggregate cost of $14.9 million. Goodwill recorded in connection with these acquisitions aggregated $3.7 million. The purchase price also included acquired identifiable intangible assets totaling $7.1 million that will be amortized over approximately ten years. Additional adjustments to the purchase price of approximately $2 million may occur through July 2008 as a result of contingent consideration in accordance with the acquisition agreements.

NOTE 6 – REORGANIZATION ITEMS

Transactions related to the Plan of Reorganization have been classified separately in the accompanying consolidated statement of operations. Operating results for 2005 and 2004 included income of $1.6 million and $0.3 million, respectively, resulting from changes in estimates for accrued professional and administrative costs related to the Company’s emergence from bankruptcy.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – EARNINGS PER SHARE

A computation of the earnings per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Earnings:
Income from continuing operations	$71,239	$131,391	$87,019
Discontinued operations, net of income taxes:
Income (loss) from operations	7,504	14,899	(617)
Loss on divestiture of operations	(32)	(1,381)	(15,822)

Net income	$78,711	$144,909	$70,580

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,108	37,328	35,774
Dilutive effect of certain securities:
Warrants	1,119	6,548	5,194
Employee stock options	450	927	916
Non-vested restricted stock	246	436	519

Adjusted weighted average shares outstanding – diluted computation	40,923	45,239	42,403

Earnings per common share:
Basic:
Income from continuing operations	$1.82	$3.52	$2.43
Discontinued operations:
Income (loss) from operations	0.19	0.40	(0.02)
Loss on divestiture of operations	–	(0.04)	(0.44)

Net income	$2.01	$3.88	$1.97

Diluted:
Income from continuing operations	$1.74	$2.90	$2.05
Discontinued operations:
Income (loss) from operations	0.18	0.33	(0.01)
Loss on divestiture of operations	–	(0.03)	(0.37)

Net income	$1.92	$3.20	$1.67

NOTE 8 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services in long-term care settings. The pharmacy division provides pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

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

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues:
Hospital division	$1,726,816	$1,608,120	$1,398,658
Health services division	1,957,172	1,780,009	1,677,392
Rehabilitation division	300,106	262,773	228,426
Pharmacy division	652,608	522,225	360,035

	4,636,702	4,173,127	3,664,511
Eliminations:
Rehabilitation	(225,936)	(195,325)	(156,203)
Pharmacy	(144,105)	(124,827)	(86,897)

	(370,041)	(320,152)	(243,100)

	$4,266,661	$3,852,975	$3,421,411

Income from continuing operations:
Operating income (loss):
Hospital division	$388,422	$419,546	$328,950
Health services division	246,866	216,515	222,971
Rehabilitation division	30,362	32,052	31,431
Pharmacy division	48,461	56,837	37,062
Corporate:
Overhead	(157,157)	(134,514)	(123,749)
Insurance subsidiary	(7,125)	(10,155)	(7,042)

	(164,282)	(144,669)	(130,791)
Reorganization items	–	1,639	304

Operating income	549,829	581,920	489,927
Rent	(310,404)	(264,633)	(249,141)
Depreciation and amortization	(122,196)	(100,982)	(87,229)
Interest, net	579	2,961	(6,389)

Income before income taxes	117,808	219,266	147,168
Provision for income taxes	46,569	87,875	60,149

	$71,239	$131,391	$87,019

Rent:
Hospital division	$122,632	$100,856	$93,631
Health services division	178,208	155,240	149,395
Rehabilitation division	3,697	3,243	2,839
Pharmacy division	5,554	4,935	3,044
Corporate	313	359	232

	$310,404	$264,633	$249,141

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2006	2005	2004
Depreciation and amortization:
Hospital division	$47,123	$40,948	$35,077
Health services division	42,187	30,462	24,593
Rehabilitation division	533	231	159
Pharmacy division	8,835	5,751	2,434
Corporate	23,518	23,590	24,966

	$122,196	$100,982	$87,229

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$70,154	$45,303	$30,147
Health services division	41,229	50,346	36,703
Rehabilitation division	603	653	368
Pharmacy division	9,851	6,963	4,829
Corporate:
Information systems	28,146	20,404	15,827
Other	1,091	2,394	4,514

	$151,074	$126,063	$92,388

Assets at end of period:
Hospital division	$762,943	$560,767
Health services division	427,376	385,864
Rehabilitation division	10,621	7,124
Pharmacy division	225,684	188,914
Corporate	589,503	617,892

	$2,016,127	$1,760,561

Goodwill:
Hospital division	$62,613	$29,862
Pharmacy division	45,239	40,017

	$107,852	$69,879

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$43,576	$37,287	$25,670
State	8,839	6,063	4,174

	52,415	43,350	29,844
Deferred	(5,846)	44,525	30,305

	$46,569	$87,875	$60,149

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Income tax expense at federal rate	$41,233	$76,743	$51,509
State income tax expense, net of federal income tax expense	4,122	7,674	5,151
Prior year contingencies	(2,697)	1,014	2,361
Other items, net	3,911	2,444	1,128

	$46,569	$87,875	$60,149

A summary of deferred income taxes by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$14,602	$–	$14,615	$–
Insurance	42,502	–	39,202	–
Accounts receivable allowances	42,207	–	47,908	–
Compensation	36,320	–	31,229	–
Net operating losses	3,602	–	72,008	–
Assets held for sale	833	–	3,712	–
Other	30,026	–	52,332	–

	170,092	$–	261,006	$–

Valuation allowance	(11,328)		(126,178)

	$158,764		$134,828

Deferred income taxes totaling $62.5 million and $61.1 million at December 31, 2006 and 2005, respectively, were classified as current assets, and deferred income taxes totaling $96.3 million and $73.7 million at December 31, 2006 and 2005, respectively, were classified as noncurrent assets.

In November 2004, the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which were contested. The principal proposed adjustment

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

related to the manner of reducing tax attributes, primarily net operating loss carryforwards (“NOLs”), in connection with the emergence of the Company and its subsidiaries from proceedings under the Bankruptcy Code. In 2006, the Company reached a settlement with the IRS, pending final documentation, related to all disputed federal income tax issues for fiscal 2000 and 2001. In connection with the settlement, the Company agreed to pay $3.0 million to the IRS in 2007. In the fourth quarter of 2006, the Company reflected the impact of the settlement in its consolidated balance sheet by increasing certain net deferred tax assets by $16.4 million, reducing currently payable income taxes by $69.7 million and increasing stockholders’ equity by $86.1 million. Because of fresh-start accounting rules related to the Company’s reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

After the Company’s emergence from bankruptcy, the realization of pre-reorganization deferred tax assets (amounts which had been considered “more likely than not” to be realized by the Company) and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $79.8 million in 2006, $18.2 million in 2005 and $32.1 million in 2004 was treated as an increase to capital in excess of par value and a reduction in the deferred tax valuation allowance.

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

The Company had NOLs of $9.4 million and $187.0 million (after the conclusion of the Company’s 2000 and 2001 federal tax examinations and the reductions in the attributes discussed above) at December 31, 2006 and 2005, respectively. The NOLs expire in various amounts through 2025.

NOTE 10 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon independent actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Professional liability:
Continuing operations	$58,735	$70,866	$68,669
Discontinued operations	(8,499)	(29,523)	(5,246)

Workers compensation:
Continuing operations	$37,849	$46,859	$46,563
Discontinued operations	1,449	2,906	5,818

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2006			2005
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$158,245	$69,620	$227,865	$142,654	$88,480	$231,134
Reinsurance recoverables	2,291	–	2,291	2,404	–	2,404

	160,536	69,620	230,156	145,058	88,480	233,538
Non-current:
Insurance subsidiary investments	52,977	–	52,977	48,796	–	48,796
Reinsurance recoverables	8,565	–	8,565	8,186	–	8,186
Deposits	7,250	1,507	8,757	7,250	1,720	8,970
Other	–	275	275	3	102	105

	68,792	1,782	70,574	64,235	1,822	66,057

	$229,328	$71,402	$300,730	$209,293	$90,302	$299,595

Liabilities:
Allowance for insurance risks:
Current	$65,497	$27,920	$93,417	$70,090	$24,707	$94,797
Non-current	184,749	56,971	241,720	182,113	53,421	235,534

	$250,246	$84,891	$335,137	$252,203	$78,128	$330,331

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each of the last three years. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $262.9 million at December 31, 2006 and $265.6 million at December 31, 2005.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follows (in thousands):

	2006				2005
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents	$142,966	$–	$–	$142,966	$130,383	$–	$–	$130,383
Mortgage backed securities	50,901	28	(328)	50,601	60,721	3	(666)	60,058
Corporate bonds	31,210	23	(130)	31,103	39,639	6	(265)	39,380
Commercial paper	31,072	–	(11)	31,061	22,843	–	(21)	22,822
Equities	12,944	1,966	(141)	14,769	14,248	1,177	(424)	15,001
U.S. Treasury notes	10,112	294	(64)	10,342	12,188	204	(106)	12,286

	$279,205	$2,311	$(674)	$280,842	$280,022	$1,390	$(1,482)	$279,930

The fair value of the Company’s insurance subsidiary investments available-for-sale at December 31, 2006 follows. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

(In thousands)	Expected maturities	Contractual maturities
Within one year	$227,865	$221,860
One year to five years	48,415	54,420
After five years	4,562	4,562

	$280,842	$280,842

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Interest income	$10,894	$8,108	$4,815
Net amortization of premium and accretion of discount	864	399	(964)
Gains on sale of investments	846	673	254
Losses on sale of investments	(249)	(830)	(238)
Investment expenses	(222)	(256)	(108)

	$12,133	$8,094	$3,759

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The Company’s insurance subsidiary investments available-for-sale which have unrealized losses at December 31, 2006 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Mortgage backed securities	$8,073	$11	$31,889	$317	$39,962	$328
Corporate bonds	8,819	11	14,851	119	23,670	130
Commercial paper	31,061	11	–	–	31,061	11
Equities	809	40	924	101	1,733	141
U.S. Treasury notes	–	–	8,448	64	8,448	64

	$48,762	$73	$56,112	$601	$104,874	$674

The Company believes that these unrealized losses are the result of temporary market fluctuations. Accordingly, the Company has not recorded any impairment losses related to these investments.

NOTE 12 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2006	2005	2004
Hospital division:
Buildings:
Ventas	$72,660	$63,056	$60,634
Other landlords	24,601	14,827	12,562
Equipment	25,371	22,973	20,435

	122,632	100,856	93,631
Health services division:
Buildings:
Ventas	137,991	125,574	120,766
Other landlords	37,187	26,761	25,771
Equipment	3,030	2,905	2,858

	178,208	155,240	149,395
Rehabilitation division:
Buildings	74	72	68
Equipment	3,623	3,171	2,771

	3,697	3,243	2,839
Pharmacy division:
Buildings	4,739	4,147	2,650
Equipment	815	788	394

	5,554	4,935	3,044
Corporate:
Buildings	277	326	203
Equipment	36	33	29

	313	359	232

	$310,404	$264,633	$249,141

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LEASES (Continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2007	$238,971	$73,344	$312,315
2008	195,750	66,246	261,996
2009	174,139	58,933	233,072
2010	93,144	51,927	145,071
2011	52,646	44,138	96,784
Thereafter	70,194	247,359	317,553

At December 31, 2006, the Company leased from Ventas and its affiliates 39 LTAC hospitals and 186 nursing centers under four Master Lease Agreements (the “Master Lease Agreements”).

On October 12, 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million. As required, Ventas paid the Company a reset fee of approximately $4.6 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

Rent expense for 2006 included increased rents, net of deferred credit amortization, associated with the Ventas rent reset of $6.9 million in the hospital division and $7.3 million in the health services division.

The leases for 56 nursing centers and eight hospitals expire in April 2008 under the Master Lease Agreements. These facilities are held in seven renewal bundles. At the Company’s option, all, but not less than all, of the leased properties in each bundle may be extended for one five-year renewal term beyond the initial term at the then existing rental rate plus the then existing escalator amount per annum. The rental rate will escalate each year during the renewal term at the applicable escalation rate. The renewal notices for these bundles of leased properties must be delivered to Ventas on or before April 29, 2007.

NOTE 13 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2006	2005
Credit facility due 2009 (LIBOR plus 2% to 2.75% or prime plus 1% to 1.75%)	$129,200	$–
Present value rent obligation to Ventas	–	31,515
Other	961	1,029

Total debt, average life of 3 years (weighted average rate 8.4%)	130,161	32,544
Amounts due within one year	(71)	(6,221)

Long-term debt	$130,090	$26,323

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

In 2003, the Company agreed to pay Ventas additional rents in varying amounts generally over seven years in consideration for the divestiture of the Company’s former Florida and Texas nursing centers. For accounting purposes, these additional rent payments were classified as long-term debt. As a result of the rent reset discussed in Note 12, the remaining obligations under the 2003 agreement were extinguished. For accounting purposes, the Company’s remaining debt obligation to Ventas of $28.3 million was reclassified as a deferred credit in the accompanying consolidated balance sheet as of July 18, 2006 and will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements.

In December 2005, the Company completed certain amendments to its revolving credit facility. These amendments, among other things, allowed the Company to increase the credit capacity from $300 million to $400 million and increased the amount permitted for acquisitions and certain investments from $400 million to $500 million. The Company obtained lender commitments for the increased credit capacity in February 2006. At December 31, 2006, the remaining permitted acquisition amount aggregated $218 million.

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

Amounts borrowed under the revolving credit facility bear interest, at the Company’s option, at (a) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (b) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the revolving credit facility. The revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes, and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The revolving credit facility also allows the Company, to a limited extent, to pay cash dividends and to repurchase its common stock. The terms of the revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of the revolving credit facility at December 31, 2006.

Other Information

Interest expense in 2004 included a pretax charge of $1.2 million resulting from the refinancing of the Company’s credit agreements.

The following table summarizes scheduled maturities of long-term debt for the years 2007 through 2011:

	Credit facility	Other	Total
2007	$–	$71	$71
2008	–	76	76
2009	129,200	81	129,281
2010	–	86	86
2011	–	91	91

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LONG-TERM DEBT (Continued)

Other Information (Continued)

The estimated fair value of the Company’s long-term debt at December 31, 2006 and 2005 approximated the respective carrying amounts.

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 4 and 10.

Income taxes–The Company is subject to various income tax audits at the federal and state levels in the ordinary course of business. These audits could result in increased tax payments, interest and penalties. See Note 9.

Litigation–The Company is a party to various legal actions (some of which are not reserved), and regulations and other government investigations and sanctions in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other investigations. See Note 19.

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

NOTE 15 – CAPITAL STOCK

In April 2002, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 39 million to 175 million. The shareholders also approved an additional 3.2 million shares of common stock in May 2004 and 2.4 million shares of common stock in April 2002 that could be issued under the Company’s incentive compensation plans.

Plan descriptions

The Company maintains plans under which up to eight million restricted stock awards and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary,

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Plan descriptions (Continued)

but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 1,663,490, 2,730,841 and 4,032,753 at December 31, 2006, 2005 and 2004, respectively.

Stock options

As discussed in Note 1, the Company adopted SFAS 123R as of January 1, 2006. The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.62% for 2006, 4.14% for 2005 and 3.93% for 2004; no dividend yield; expected term of five years for 2006, six years for 2005 and seven years for 2004; and volatility factors based upon the historical price of the Company’s common stock of 0.51 for 2006, 0.53 for 2005 and 0.57 for 2004. The expected term represents the period of time that stock options granted are expected to be outstanding. As required by SFAS 123R, an estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest. The weighted average fair value of stock options granted during 2006, 2005 and 2004 under a Black-Scholes valuation model was $11.03, $16.16 and $15.44, respectively.

At December 31, 2006, unearned compensation costs related to non-vested stock options aggregated $6.0 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to stock options approximated $7.4 million ($6.2 million net of income taxes or $0.15 per diluted share) for the year ended December 31, 2006. Compensation expense related to discounted stock options approximated $0.1 million ($0.1 million net of income taxes, no diluted share impact) for the year ended December 31, 2005 and $0.5 million ($0.5 million net of income taxes or $0.01 per diluted share) for the year ended December 31, 2004.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2005	3,087,197	$6.39 to $37.17	$21.97
Granted	530,443	21.99 to 28.89	22.54
Exercised	(110,486)	6.39 to 24.53	14.37
Canceled	(120,285)	6.39 to 29.72	19.36

Balances, December 31, 2006	3,386,869	$6.39 to $37.17	$22.40

The intrinsic value of the stock options exercised during 2006, 2005 and 2004 approximated $1.2 million, $11.9 million and $6.1 million, respectively. Cash received from stock option exercises in 2006, 2005 and 2004 totaled $1.6 million, $8.5 million and $8.8 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock options (Continued)

A summary of stock options outstanding at December 31, 2006 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2006	Weighted average exercise price
$6.39 to $11.04	535,081	6 years	$10.54	509,581	$10.63
$15.91 to $20.00	705,173	5 years	17.69	697,173	17.66
$21.99 to $29.72	1,315,407	7 years	24.21	538,869	25.56
$30.42 to $37.17	831,208	6 years	31.18	831,208	31.18

	3,386,869	6 years	22.40	2,576,831	22.28

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2006 approximated $15.4 million and $13.2 million, respectively.

Restricted stock

At December 31, 2006, unearned compensation costs related to non-vested restricted stock aggregated $11.0 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $11.2 million ($6.9 million net of income taxes or $0.17 per diluted share) for the year ended December 31, 2006, $9.4 million ($5.8 million net of income taxes or $0.13 per diluted share) for the year ended December 31, 2005 and $6.7 million ($4.1 million net of income taxes or $0.10 per diluted share) for the year ended December 31, 2004.

A summary of non-vested restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2005	890,216	$26.05
Granted	342,861	22.88
Vested	(402,380)	21.65

Balances, December 31, 2006	830,697	$26.87

The fair value of restricted shares vested during 2006, 2005 and 2004 was $10.8 million, $20.9 million and $7.1 million, respectively.

Stock repurchases

In August 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million in common stock and warrants. During 2005, the Company repurchased approximately 1.8 million shares of common stock at an aggregate cost of $48.0 million. During 2006, the Company repurchased approximately 2.0 million shares of its common stock in the open market at an aggregate cost of $52.0 million, thereby completing the share repurchase program.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Warrants

The Company’s Series A warrants and Series B warrants expired on April 20, 2006. In connection with the exercise of these warrants, the Company issued approximately 10.1 million shares of common stock and received net proceeds of $142.3 million. These proceeds were used to repurchase approximately 5.8 million shares of the Company’s common stock in the open market during 2006.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $10.5 million for 2006, $8.5 million for 2005 and $8.6 million for 2004. Amounts equal to retirement plan expense are funded annually.

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2006	2005
Patient accounts	$31,357	$33,262
Taxes other than income	27,244	27,738
Other	16,921	18,704

	$75,522	$79,704

NOTE 18 – FAIR VALUE DATA

A summary of fair value data at December 31 follows (in thousands):

	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$20,857	$20,857	$83,420	$83,420
Cash–restricted	5,757	5,757	5,135	5,135
Insurance subsidiary investments	280,842	280,842	279,930	279,930
Tax refund escrow investments	230	230	220	220
Long-term debt, including amounts due within one year	130,161	130,148	32,544	32,530

NOTE 19 – LITIGATION

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice, the Centers for Medicare and Medicaid Services or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, operating results and liquidity.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2006 (a)
	First	Second	Third	Fourth
Revenues	$1,030,730	$1,073,994	$1,058,892	$1,103,045
Net income:
Income from continuing operations	21,936	24,240	3,569	21,494
Discontinued operations, net of income taxes:
Income (loss) from operations	1,866	5,741	(757)	654
Gain (loss) on divestiture of operations	157	(308)	126	(7)
Net income	23,959	29,673	2,938	22,141

Earnings per common share:
Basic:
Income from continuing operations	0.60	0.58	0.09	0.55
Discontinued operations:
Income (loss) from operations	0.05	0.14	(0.02)	0.02
Gain (loss) on divestiture of operations	–	(0.01)	–	–
Net income	0.65	0.71	0.07	0.57
Diluted:
Income from continuing operations	0.53	0.57	0.09	0.54
Discontinued operations:
Income (loss) from operations	0.05	0.13	(0.02)	0.02
Gain (loss) on divestiture of operations	–	(0.01)	–	–
Net income	0.58	0.69	0.07	0.56

Shares used in computing earnings per common share:
Basic	36,576	41,695	39,014	39,120
Diluted	41,091	42,956	39,769	39,784

Market prices:
High	29.50	27.40	32,07	29.99
Low	19.70	22.76	24.91	24.95

	2005 (a)
	First	Second	Third	Fourth
Revenues	$913,128	$1,017,106	$951,265	$971,476
Net income:
Income from continuing operations	33,729	51,806	20,417	25,439
Discontinued operations, net of income taxes:
Income (loss) from operations	3,161	11,614	(916)	1,040
Gain (loss) on divestiture of operations	–	2,647	(3,147)	(881)
Net income	36,890	66,067	16,354	25,598
Earnings per common share:
Basic:
Income from continuing operations	0.93	1.38	0.54	0.68
Discontinued operations:
Income (loss) from operations	0.09	0.31	(0.03)	0.03
Gain (loss) on divestiture of operations	–	0.07	(0.08)	(0.03)
Net income	1.02	1.76	0.43	0.68

Diluted:
Income from continuing operations	0.76	1.12	0.45	0.58
Discontinued operations:
Income (loss) from operations	0.07	0.25	(0.02)	0.03
Gain (loss) on divestiture of operations	–	0.06	(0.07)	(0.02)
Net income	0.83	1.43	0.36	0.59

Shares used in computing earnings per common share:
Basic	36,312	37,495	38,013	37,472
Diluted	44,410	46,367	46,033	43,736

Market prices:
High	35.32	42.02	42.11	33.26
Low	26.75	30.15	28.56	24.74

(a)	See accompanying discussion of certain quarterly adjustments.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during each quarter of 2006 and 2005:

Fourth quarter 2006

Operating results for the fourth quarter of 2006 included pretax income of $6.4 million related to a favorable actuarial adjustment of professional liability costs, pretax income of $2.3 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $1.5 million from insurance recoveries related to hurricane losses, a pretax charge of $4.2 million to adjust certain estimated institutional pharmacy Medicare Part D revenues recorded in the first nine months of 2006, a pretax charge of $3.1 million to adjust the accounts receivable of an acquired institutional pharmacy, and a pretax charge of $5.3 million for professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction and the rent reset issue with Ventas. The Company also recorded favorable income tax adjustments that increased net income by $3.5 million.

Third quarter 2006

Operating results for the third quarter of 2006 included pretax income of $1.3 million related to an insurance recovery and a favorable adjustment of a prior year tax dispute, and a pretax charge of $3.5 million for costs incurred in connection with the Proposed Pharmacy Transaction and professional fees incurred in connection with the Ventas rent reset issue. Third quarter 2006 results also included a charge of $0.6 million related to a change in estimate of the Company’s annual effective income tax rate.

Second quarter 2006

Operating results for the second quarter of 2006 included pretax income of $4.3 million related to favorable settlements of prior year hospital Medicare cost reports, a pretax charge of $3.3 million in connection with the settlement of a prior year tax dispute and a pretax charge of $1 million for investment banking services and costs related to the rent reset issue with Ventas.

First quarter 2006

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

Fourth quarter 2005

Operating results for the fourth quarter of 2005 included pretax income of $2.8 million related to a favorable bad debt adjustment in the Company’s pharmacy business, pretax income of $1.7 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $0.5 million from the dissolution of a pharmacy partnership, pretax income of $0.5 million from insurance recoveries related to hurricane losses and a pretax charge of $2.6 million for investment banking services and consulting fees.

Third quarter 2005

Operating results for the third quarter of 2005 included pretax income of $5.9 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $0.7 million related to prior year

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Third quarter 2005 (Continued)

retroactive nursing center Medicaid rate increases in the state of Indiana, a $0.7 million favorable adjustment related to a special recognition payment to non-executive caregivers and employees, and a pretax charge of $2.1 million related to costs associated with Hurricane Katrina and Hurricane Rita.

Second quarter 2005

Operating results for the second quarter of 2005 included pretax income of $54.6 million related primarily to the settlement of a prior year hospital Medicare cost report issue which was under appeal and pretax income of $13.0 million related to prior year retroactive nursing center Medicaid rate increases in the state of Indiana.

Operating results for the second quarter of 2005 also included pretax charges of $14.4 million related to a special recognition payment to non-executive caregivers and employees and a pretax charge of $5.0 million related to a charitable donation. The allocation of these costs by segment follows (in thousands):

	Recognition payment	Charitable donation
Hospital division	$3,863	$–
Health services division	8,597	–
Rehabilitation division	1,039	–
Pharmacy division	658	–
Corporate	225	5,000

	$14,382	$5,000

First quarter 2005

Operating results for the first quarter of 2005 included pretax income of $2.9 million related to favorable settlements of prior year hospital Medicare cost reports.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2004	$93,403	$23,222	$–	$(56,305)	$60,320
Year ended December 31, 2005	60,320	14,867	9,892	(23,001)	62,078
Year ended December 31, 2006	62,078	35,149	509	(35,672)	62,064

Allowance for deferred taxes:
Year ended December 31, 2004	$166,513	$–	$–	$(28,764)	$137,749
Year ended December 31, 2005	137,749	–	–	(11,571)	126,178
Year ended December 31, 2006	126,178	–	–	(114,850)	11,328