Form 10-Q
period 2007-03-31
KINDRED HEALTHCARE, INC
filed 2007-05-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2007
Common stock, $0.25 par value	40,488,731 shares

1 of 41

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues	$1,144,180	$1,030,730

Salaries, wages and benefits	625,417	562,461
Supplies	184,013	163,583
Rent	87,297	69,293
Other operating expenses	190,885	170,910
Depreciation and amortization	29,421	27,846
Interest expense	3,595	2,649
Investment income	(3,833)	(3,691)

	1,116,795	993,051

Income from continuing operations before income taxes	27,385	37,679
Provision for income taxes	11,688	15,743

Income from continuing operations	15,697	21,936
Discontinued operations, net of income taxes:
Income (loss) from operations	(598)	1,866
Gain (loss) on divestiture of operations	(7,266)	157

Net income	$7,833	$23,959

Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.60
Discontinued operations:
Income (loss) from operations	(0.01)	0.05
Gain (loss) on divestiture of operations	(0.19)	–

Net income	$0.20	$0.65

Diluted:
Income from continuing operations	$0.39	$0.53
Discontinued operations:
Income (loss) from operations	(0.01)	0.05
Gain (loss) on divestiture of operations	(0.18)	–

Net income	$0.20	$0.58

Shares used in computing earnings per common share:
Basic	39,212	36,576
Diluted	39,997	41,091

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,763	$20,857
Cash – restricted	5,414	5,757
Insurance subsidiary investments	214,114	227,865
Accounts receivable less allowance for loss of $53,645 – March 31, 2007 and $62,064 – December 31, 2006	628,705	588,166
Inventories	49,500	49,533
Deferred tax assets	62,791	62,512
Assets held for sale	3,205	9,113
Income taxes	13,191	10,652
Other	33,235	28,106

	1,029,918	1,002,561

Property and equipment	1,015,951	1,027,112
Accumulated depreciation	(495,136)	(475,882)

	520,815	551,230

Goodwill	107,368	107,852
Intangible assets less accumulated amortization of $8,511 – March 31, 2007 and $6,925 – December 31, 2006	115,759	117,345
Insurance subsidiary investments	41,372	52,977
Deferred tax assets	99,831	96,252
Other	95,902	87,910

	$2,010,965	$2,016,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,795	$158,085
Salaries, wages and other compensation	274,152	280,039
Due to third party payors	25,602	27,784
Professional liability risks	62,895	65,497
Other accrued liabilities	75,475	75,522
Long-term debt due within one year	73	71

	572,992	606,998

Long-term debt	113,471	130,090
Professional liability risks	195,719	184,749
Deferred credits and other liabilities	121,275	98,712
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 40,033 shares – March 31, 2007 and 39,978 shares – December 31, 2006	10,008	9,994
Capital in excess of par value	797,360	793,054
Accumulated other comprehensive income	1,335	1,246
Retained earnings	198,805	191,284

	1,007,508	995,578

	$2,010,965	$2,016,127

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,833	$23,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,421	28,454
Amortization of stock-based compensation costs	3,580	4,694
Provision for doubtful accounts	7,195	8,717
Deferred income taxes	(5,431)	–
Loss (gain) on divestiture of discontinued operations	7,266	(157)
Other	(652)	(1,604)
Change in operating assets and liabilities:
Accounts receivable	(47,192)	(93,678)
Inventories and other assets	(5,718)	(18,977)
Accounts payable	(11,091)	3,649
Income taxes	16,187	16,294
Due to third party payors	(2,182)	(3,683)
Other accrued liabilities	8,042	7,962

Net cash provided by (used in) operating activities	7,258	(24,370)

Cash flows from investing activities:
Purchase of property and equipment	(34,022)	(25,295)
Acquisitions	(39,642)	(123,073)
Sale of assets	77,166	10,305
Purchase of insurance subsidiary investments	(50,678)	(40,731)
Sale of insurance subsidiary investments	51,487	58,560
Net change in insurance subsidiary cash and cash equivalents	24,993	(8,152)
Other	(7,114)	2,292

Net cash provided by (used in) investing activities	22,190	(126,094)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	436,800	246,500
Repayment of borrowings under revolving credit	(453,400)	(134,800)
Repayment of long-term debt	(17)	(1,440)
Payment of deferred financing costs	(71)	(486)
Issuance of common stock	870	290
Other	(14,724)	(19,008)

Net cash provided by (used in) financing activities	(30,542)	91,056

Change in cash and cash equivalents	(1,094)	(59,408)
Cash and cash equivalents at beginning of period	20,857	83,420

Cash and cash equivalents at end of period	$19,763	$24,012

Supplemental information:
Interest payments	$3,940	$2,077
Income tax payments	258	617

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States (collectively, the “Company”). At March 31, 2007, the Company’s hospital division operated 82 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 249 nursing centers in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 44 pharmacies in 25 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

Impact of recent accounting pronouncement

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$7,833	$23,959
Net unrealized investment gains (losses), net of income taxes	89	(5)

Comprehensive income	$7,922	$23,954

Other information

The accompanying unaudited condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other information (Continued)

at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – PROPOSED SPIN-OFF TRANSACTION

In October 2006, the Company signed a definitive agreement with AmerisourceBergen Corporation (“AmerisourceBergen”) to combine their respective institutional pharmacy businesses, Kindred Pharmacy Services (“KPS”) and PharMerica Long-Term Care (“PharMerica LTC”), into a new, independent, publicly traded company. The proposed transaction (the “Proposed Pharmacy Transaction”) is intended to be tax-free to the Company and to the shareholders of both AmerisourceBergen and the Company. The Proposed Pharmacy Transaction is expected to be completed in the second quarter of 2007.

Under the terms of the Proposed Pharmacy Transaction, both KPS and PharMerica LTC are expected to each borrow up to $125 million and use such proceeds to fund a one-time cash distribution, intended to be tax-free, to their respective parent companies. Following the cash distribution, each institutional pharmacy business is expected to be spun off to the shareholders of their respective parent companies. Immediately thereafter, a stock-for-stock merger will be effected that would result in the Company and AmerisourceBergen shareholders each owning 50% of the new publicly traded company. The Proposed Pharmacy Transaction is subject to certain conditions, including the completion of the registration statement that has been filed with the SEC. The closing of the Proposed Pharmacy Transaction also will require the receipt of required regulatory approvals and the satisfaction of certain other conditions.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2007, the Company held one nursing center for sale.

Nursing center dispositions

On January 31, 2007, the Company acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company will continue to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Nursing center dispositions (Continued)

also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

During the first quarter of 2007, the Company sold ten of the nursing centers and received proceeds of approximately $75 million. On April 30, 2007, the Company sold the remaining nursing center for approximately $3 million. The Company recorded a pretax loss related to these divestitures of $12.7 million ($7.8 million net of income taxes) in the first quarter of 2007.

Discontinued operations summary

Discontinued operations for the first quarter of 2006 included a favorable pretax adjustment of $7.0 million ($4.3 million net of income taxes) resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2007	2006
Revenues	$9,000	$23,589

Salaries, wages and benefits	5,102	13,173
Supplies	550	1,865
Rent	841	2,543
Other operating expenses	3,479	2,368
Depreciation	–	608
Interest expense	1	–
Investment income	(1)	(2)

	9,972	20,555

Income (loss) from operations before income taxes	(972)	3,034
Income tax provision (benefit)	(374)	1,168

Income (loss) from operations	(598)	1,866
Gain (loss) on divestiture of operations, net of income taxes	(7,266)	157

	$(7,864)	$2,023

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2007	2006
Revenues:
Hospital division:
Hospitals	$25	$2,076
Ancillary services	–	1

	25	2,077
Health services division	8,975	21,512

	$9,000	$23,589

Operating income (loss):
Hospital division:
Hospitals	$225	$(310)
Ancillary services	–	–

	225	(310)
Health services division	(356)	6,493

	$(131)	$6,183

Rent:
Hospital division:
Hospitals	$–	$37
Ancillary services	–	–

	–	37
Health services division	841	2,506

	$841	$2,543

Depreciation:
Hospital division:
Hospitals	$–	$–
Ancillary services	–	–

	–	–
Health services division	–	608

	$–	$608

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

A summary of the net assets held for sale follows (in thousands):

	March 31, 2007	December 31, 2006
Current assets:
Property and equipment, net	$3,186	$8,802
Other	19	311

	3,205	9,113
Current liabilities (included in other accrued liabilities)	(119)	(1,376)

	$3,086	$7,737

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the first quarter of 2007 included a pretax charge of $4.1 million for professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction.

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

NOTE 5 – ACQUISITIONS

Commonwealth transaction

In February 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Transaction”). The Commonwealth Transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Transaction aggregated $31.7 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. Additional adjustments to the purchase price of approximately $7 million may occur through February 2008 as a result of contingent consideration in accordance with the acquisition agreement.

A summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,746
Fair value of liabilities assumed	(7,675)

Net cash paid through March 31, 2006	123,071
Additional payment of transaction costs	631

Net cash paid through March 31, 2007	$123,702

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – ACQUISITIONS (Continued)

Commonwealth transaction (Continued)

The pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006 follows (in thousands, except per share amounts):

Three months ended March 31, 2006
Revenues	$1,070,521
Income from continuing operations	21,962
Net income	23,985
Earnings per common share:
Basic:
Income from continuing operations	$0.60
Net income	$0.65
Diluted:
Income from continuing operations	$0.53
Net income	$0.58

Pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Transaction for the period presented.

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2007	2006
Medicare	$537,063	$497,129
Medicaid	292,911	259,281
Private and other	413,761	362,818

	1,243,735	1,119,228
Eliminations:
Rehabilitation	(61,670)	(53,975)
Pharmacy	(37,885)	(34,523)

	(99,555)	(88,498)

	$1,144,180	$1,030,730

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Earnings:
Income from continuing operations	$15,697	$21,936
Discontinued operations, net of income taxes:
Income (loss) from operations	(598)	1,866
Gain (loss) on divestiture of operations	(7,266)	157

Net income	$7,833	$23,959

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,212	36,576
Dilutive effect of certain securities:
Warrants	–	3,995
Employee stock options	576	386
Non-vested restricted stock	209	134

Adjusted weighted average shares outstanding – diluted computation	39,997	41,091

Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.60
Discontinued operations:
Income (loss) from operations	(0.01)	0.05
Gain (loss) on divestiture of operations	(0.19)	–

Net income	$0.20	$0.65

Diluted:
Income from continuing operations	$0.39	$0.53
Discontinued operations:
Income (loss) from operations	(0.01)	0.05
Gain (loss) on divestiture of operations	(0.18)	–

Net income	$0.20	$0.58

NOTE 8 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals and the health services division operates nursing centers. The rehabilitation division provides rehabilitation services in long-term care settings and the pharmacy division provides pharmacy services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2007	2006
Revenues:
Hospital division	$463,812	$430,814
Health services division	521,463	460,038
Rehabilitation division	83,756	71,162
Pharmacy division	174,704	157,214

	1,243,735	1,119,228
Eliminations:
Rehabilitation	(61,670)	(53,975)
Pharmacy	(37,885)	(34,523)

	(99,555)	(88,498)

	$1,144,180	$1,030,730

Income from continuing operations:
Operating income (loss):
Hospital division	$100,505	$104,064
Health services division	63,409	47,925
Rehabilitation division	10,044	4,239
Pharmacy division	9,243	16,729
Corporate:
Overhead	(37,794)	(37,334)
Insurance subsidiary	(1,542)	(1,847)

	(39,336)	(39,181)

Operating income	143,865	133,776
Rent	(87,297)	(69,293)
Depreciation and amortization	(29,421)	(27,846)
Interest, net	238	1,042

Income from continuing operations before income taxes	27,385	37,679
Provision for income taxes	11,688	15,743

	$15,697	$21,936

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2007	2006
Rent:
Hospital division	$34,909	$26,619
Health services division	49,603	40,447
Rehabilitation division	1,069	869
Pharmacy division	1,642	1,280
Corporate	74	78

	$87,297	$69,293

Depreciation and amortization:
Hospital division	$9,182	$11,107
Health services division	12,101	9,287
Rehabilitation division	236	80
Pharmacy division	2,816	1,797
Corporate	5,086	5,575

	$29,421	$27,846

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$20,765	$15,365
Health services division	6,696	5,225
Rehabilitation division	118	19
Pharmacy division	1,712	2,057
Corporate:
Information systems	4,457	2,514
Other	274	115

	$34,022	$25,295

	March 31, 2007	December 31, 2006
Assets at end of period:
Hospital division	$756,264	$762,943
Health services division	442,952	427,376
Rehabilitation division	12,870	10,621
Pharmacy division	227,966	225,684
Corporate	570,913	589,503

	$2,010,965	$2,016,127

Goodwill:
Hospital division	$61,549	$62,613
Pharmacy division	45,819	45,239

	$107,368	$107,852

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2007	2006
Professional liability:
Continuing operations	$19,863	$20,069
Discontinued operations	859	(4,499)
Workers compensation:
Continuing operations	$11,977	$12,562
Discontinued operations	40	476

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2007			December 31, 2006
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$141,611	$72,503	$214,114	$158,245	$69,620	$227,865
Reinsurance recoverables	211	–	211	2,291	–	2,291

	141,822	72,503	214,325	160,536	69,620	230,156
Non-current:
Insurance subsidiary investments	41,372	–	41,372	52,977	–	52,977
Reinsurance recoverables	9,188	–	9,188	8,565	–	8,565
Deposits	6,250	1,510	7,760	7,250	1,507	8,757
Other	–	274	274	–	275	275

	56,810	1,784	58,594	68,792	1,782	70,574

	$198,632	$74,287	$272,919	$229,328	$71,402	$300,730

Liabilities:
Allowance for insurance risks:
Current	$62,895	$26,727	$89,622	$65,497	$27,920	$93,417
Non-current	195,719	61,263	256,982	184,749	56,971	241,720

	$258,614	$87,990	$346,604	$250,246	$84,891	$335,137

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271.4 million at March 31, 2007 and $262.9 million at December 31, 2006.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized income tax benefits were $7.4 million ($4.9 million after deduction of state income tax benefits on federal income tax return). The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. As of January 1, 2007, the Company recorded $2.1 million ($1.4 million after income tax impact) of accrued interest related to uncertain tax positions. To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted.

The federal statute of limitations remains open for tax years 2000 through 2006. In 2006, the Company reached a settlement with the Internal Revenue Service (the “IRS”), pending final documentation, related to all disputed federal income tax issues for tax years 2000 and 2001. The IRS is currently examining tax years 2002 through 2005.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

Within the next 12 months, the statutes of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction of the liability of up to approximately $2.9 million ($1.9 million after deduction of state income tax benefits on federal income tax return) for unrecognized income tax benefits and up to $1.1 million ($0.7 million after income tax impact) of accrued interest is reasonably possible and may favorably impact the Company’s financial position and results of operations.

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

Professional liability risks–The Company has provided for loss for professional liability risks based upon actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 3 and 9.

Income taxes–The Company is subject to various income tax audits at the federal and state levels in the ordinary course of business. These audits could result in increased tax payments, interest and penalties. See Note 10.

Litigation–The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

NOTE 12 – SUBSEQUENT EVENTS

Agreements with Ventas

On April 27, 2007, the Company entered into agreements with Ventas in which the Company will purchase for resale 22 under-performing facilities (the “Facility Acquisitions”) currently leased from Ventas. In connection with these agreements, the Company renewed the leases for all of the remaining facilities that were scheduled to expire in April 2008. In addition, the Company and Ventas amended and restated the master lease agreements (the “Amended Master Leases”) to reflect several amendments. Ventas also has agreed that it will not contest the Proposed Pharmacy Transaction. The Facility Acquisitions are expected to close by June 30, 2007.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS (Continued)

Agreements with Ventas (Continued)

Facility acquisitions

The Company will acquire 21 nursing centers and one LTAC hospital (collectively, the “Facilities”) for $171.5 million. In addition, the Company will pay Ventas a lease termination fee of $3.5 million. The current aggregate annual rents for the Facilities are approximately $10.3 million.

The Facilities, which contain 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $10 million for the year ended December 31, 2006. Upon closing, the Company will account for the operations of the Facilities as discontinued operations.

The Company intends to complete the divestiture of all of the Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Facilities and the related operations. The Company expects to record a net loss of approximately $60 million to $70 million in the second quarter of 2007 relating to these divestitures.

The Facility Acquisitions are subject to certain approvals and other customary conditions to closing.

Renewal of Leases Scheduled to Expire in 2008

The Company renewed the leases for an additional five years for 49 nursing centers (approximately 5,844 licensed beds) and eight LTAC hospitals (approximately 635 licensed beds) (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2008. The existing rent payments and the annual escalators are not effected by the renewals.

Amended Master Leases

In connection with the Facility Acquisitions, the Company and Ventas entered into the Amended Master Leases, which became effective immediately. The Amended Master Leases include, among other things, the following amendments:

•	The Company has an ongoing right to de-license 35% of the hospital beds in any hospital and 10% of the hospital beds in any Amended Master Lease for the development of sub-acute units.
•

The Company is permitted to de-license 912 beds in 70 nursing centers, which will allow the Company to reduce multiple bed wards and enhance the quality of life for its residents and improve the marketability of these facilities to Medicare, managed care and private pay patients and residents.

•

Insurance provisions have been modified (1) to expand the number of third-party insurers that are permitted to insure the Company’s professional liability exposure and (2) to provide a one-time right for the Company to commute certain insurance policies that may result in the refund of insurance premiums for prior years.

•	Two lease renewal bundles contained in the Amended Master Lease No. 3 have been combined.
•	Ventas has enhanced reporting and inspection rights.

Credit Facility Consents

In connection with the Ventas agreements, the Company entered into a consent and waiver pursuant to its revolving credit facility to, among other things, permit the Amended Master Leases and waive compliance with certain requirements and restrictions otherwise applicable to the Facility Acquisitions.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS (Continued)

Medicare LTAC Payment Rule

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “Final Rule”). The changes finalized a regulation originally proposed on January 25, 2007 and will become effective for discharges occurring on or after July 1, 2007. The Final Rule projects an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 3.8%. Included in the Final Rule are (1) an increase to the standard federal payment rate of 0.71%; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 1.0%; (4) an increase in the high cost outlier threshold per discharge to $22,954, resulting in projected reductions of 2.5%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation. The Final Rule also states that the annual update to the long-term care diagnostic related groups (“LTC DRG”) classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. Accordingly, the estimated aggregate payments under the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”) would be unaffected by the annual recalibration of LTC DRG payment weights.

The Company estimates that the Final Rule will result in a 2.5% reduction in payments to the Company’s LTAC hospitals. For the second half of 2007, the Company believes that the Final Rule could reduce its hospital Medicare payments by approximately $25 million.

The Final Rule expands the so-called “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located within another hospital. Under the Final Rule, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions beyond the 25% threshold would be paid at a lower amount based upon short-term acute care hospital rates.

Under the Final Rule, the 25% threshold would be phased in over three years. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of the Company’s hospitals, will have their admission cap initially established at the lesser of 75% of Medicare referrals or the actual percentage of Medicare referrals received from a primary referral source for that hospital in the base year of 2005. For most of the Company’s hospitals, this initial first year cap would begin on September 1, 2007. Beginning on September 1, 2008, the cap would be reduced to the lesser of 50% of Medicare referrals or the actual percentage of Medicare referrals for that hospital in the 2005 base year. The fully phased-in cap of 25% would apply to most of the Company’s hospitals after September 1, 2009.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Amended Master Leases with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s ability to complete the Facility Acquisitions with Ventas, including the satisfaction of all closing conditions, and its ability to complete the resale of the Facilities,

•

the Company’s and AmerisourceBergen’s ability to complete the Proposed Pharmacy Transaction, including the receipt of all required regulatory approvals and the satisfaction of other closing conditions to the Proposed Pharmacy Transaction,

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

•

changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”), and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

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

General

The quarterly adjustment information in Note 4 and the business segment data in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers, a contract rehabilitation services business and institutional pharmacies across the United States. At March 31, 2007, the Company’s hospital division operated 82 LTAC hospitals (6,539 licensed beds) in 24 states. The Company’s health services division operated 249 nursing centers (31,457 licensed beds) in 28 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. The Company’s pharmacy division operated an institutional pharmacy business with 44 pharmacies in 25 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

In October 2006, the Company signed a definitive agreement with AmerisourceBergen to combine their respective institutional pharmacy businesses, KPS and PharMerica LTC, into a new, independent, publicly traded company. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $2 million for the first quarter of 2006. See Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s revenues.

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

The provision for doubtful accounts totaled $6 million and $8 million for the first quarter of 2007 and 2006, respectively.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $259 million at March 31, 2007 and $250 million at December 31, 2006. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at March 31, 2007 and $263 million at December 31, 2006.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $25 million during the first quarter of 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2007 would impact the Company’s operating income by approximately $3 million. The Company recorded a favorable pretax adjustment of approximately $7 million in the first quarter of 2006 resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $20 million for the first quarter of both 2007 and 2006.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $88 million at March 31, 2007 and $85 million at December 31, 2006. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $12 million and $13 million for the first quarter of 2007 and 2006, respectively.

See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s insurance activities.

Accounting for income taxes

The provision for income taxes is based upon the Company’s estimate of annual taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

The Company’s effective income tax rate was 42.7% in the first quarter of 2007 compared to 41.8% in the first quarter of 2006.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $163 million at March 31, 2007 and $159 million at December 31, 2006.

The Company is subject to various income tax audits at the federal and state levels in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions. See Note 10 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

In assessing the carrying values of long-lived assets, the Company estimates future cash flows at the lowest level for which there are independent, identifiable cash flows. For this purpose, these cash flows are aggregated based upon the contractual agreements underlying the operation of the facility or group of facilities. Generally, an individual facility is considered the lowest level for which there are independent, identifiable cash flows. However, to the extent that groups of facilities are leased under a master lease agreement in which the operations of a facility and compliance with the lease terms are interdependent upon other facilities in the agreement (including the Company’s ability to renew the lease or divest a particular property), the Company defines the group of facilities under a master lease agreement as the lowest level for which there are independent, identifiable cash flows. Accordingly, the estimated cash flows of all facilities within a master lease are aggregated for purposes of evaluating the carrying values of long-lived assets.

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2006 in connection with the annual impairment test.

The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives, ranging from one to 13 years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 8% to $464 million in the first quarter of 2007 from $431 million in the first quarter of 2006. Revenue growth was primarily a result of growth in non-government admissions, new hospital development and the Commonwealth Transaction. On a same-store basis, revenues increased 3% in the first quarter of 2007 compared to the first quarter of 2006. Revenues associated with the Commonwealth Transaction approximated $29 million and $10 million in the first quarter of 2007 and 2006, respectively.

Admissions rose 5% in the first quarter of 2007 compared to the first quarter of 2006 and non-government admissions grew 20% in the first quarter of 2007 compared to the first quarter of 2006. On a same-store basis, admissions were relatively unchanged in the first quarter of 2007 compared to the first quarter of 2006. Medicare same-store admissions declined 5% in the first quarter of 2007 compared to the first quarter of 2006, while non-government same-store admissions increased 14% in the first quarter of 2007 compared to the first quarter of 2006.

Hospital wage and benefit costs increased 10% to $206 million in the first quarter of 2007 from $187 million in the first quarter of 2006. Average hourly wage rates grew 3% for the first quarter of 2007 compared to the first quarter of 2006, while employee benefit costs increased 10% in the first quarter of 2007 compared to the first quarter of 2006.

Professional liability costs were $6 million in the first quarter of both 2007 and 2006.

Hospital operating income declined 3% to $101 million in the first quarter of 2007 from $104 million in the first quarter of 2006. Despite increases in non-government revenues, hospital operating income declined in the first quarter of 2007 primarily as a result of weakness in Medicare patient volumes. Operating margins were 21.7% in the first quarter of 2007 compared to 24.2% in the first quarter of 2006. Aggregate operating costs per patient day were relatively unchanged in the first quarter of 2007 compared to the first quarter of 2006. Operating income associated with the Commonwealth Transaction approximated $2 million and $1 million in the first quarter of 2007 and 2006, respectively.

Health Services Division

Revenues increased 13% to $521 million in the first quarter of 2007 compared to $460 million in the first quarter of 2006, primarily as a result of generally favorable reimbursement rates, new nursing center development and the Commonwealth Transaction. Aggregate revenues per patient day increased 7% in the first quarter of 2007 compared to the first quarter of 2006, while aggregate patient days increased 6% in the first quarter of 2007 compared to the first quarter of 2006. On a same-store basis, aggregate revenues increased 6% in the first quarter of 2007 compared to the first quarter of 2006, while aggregate patient days were relatively unchanged in the first quarter of 2007 compared to the first quarter of 2006. Revenues associated with the Commonwealth Transaction approximated $33 million and $10 million in the first quarter of 2007 and 2006, respectively.

Nursing center wage and benefit costs increased 11% to $276 million in the first quarter of 2007 compared to $248 million in the first quarter of 2006. Average hourly wage rates increased 5% in the first quarter of 2007 compared to the first quarter of 2006, while employee benefit costs increased 9% in the first quarter of 2007 compared to the first quarter of 2006.

Professional liability costs were $14 million in the first quarter of both 2007 and 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

Nursing center operating income increased 32% to $63 million in the first quarter of 2007 compared to $48 million in the first quarter of 2006. Operating income increased in the first quarter of 2007 primarily due to improved reimbursement rates and increases in patient days (particularly Medicare and non-government patient days). Operating margins were 12.2% in the first quarter of 2007 compared to 10.4% in the first quarter of 2006. Aggregate operating costs per patient day increased 5% in the first quarter of 2007 compared to the first quarter of 2006. Operating income associated with the Commonwealth Transaction approximated $4 million and $1 million in the first quarter of 2007 and 2006, respectively.

Rehabilitation Division

Revenues increased 18% to $84 million in the first quarter of 2007 from $71 million in the first quarter of 2006. The increase in revenues in the first quarter of 2007 was primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $22 million in the first quarter of 2007 compared to $17 million in the first quarter of 2006.

Operating income increased to $10 million in the first quarter of 2007 from $4 million in the first quarter of 2006. Operating income for the first quarter of 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs. Operating income for the first quarter of 2007 was favorably impacted by growth in revenues and increased therapist productivity compared to the first quarter of 2006.

Pharmacy Division

Revenues increased 11% to $175 million in the first quarter of 2007 compared to $157 million in the first quarter of 2006 due primarily to growth in non-affiliated customers, higher drug utilization and acquisitions. Revenues associated with the three pharmacy acquisitions completed in the third quarter of 2006 approximated $7 million in the first quarter of 2007. At March 31, 2007, the Company provided pharmacy services to customers containing 103,300 licensed beds, including 28,300 licensed beds that the Company operates. At March 31, 2006, the Company provided pharmacy services to customers containing 94,100 licensed beds, including 30,400 licensed beds that the Company operates.

Pharmacy operating income declined 45% to $9 million in the first quarter of 2007 from $17 million in the first quarter of 2006. The decline in pharmacy operating income in the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to costs associated with the Proposed Pharmacy Transaction, weaker results from pharmacies acquired in 2005 and competitive pricing pressures. Operating income associated with the three pharmacy acquisitions completed in the third quarter of 2006 approximated $1 million in the first quarter of 2007. Operating margins were 5.3% and 10.6% in the first quarter of 2007 and 2006, respectively. The cost of goods sold as a percentage of institutional pharmacy revenues increased to 66.6% in the first quarter of 2007 compared to 65.5% in the first quarter of 2006 primarily due to pricing pressures.

Pharmacy operating income for the first quarter of 2007 included approximately $3 million of professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction. Pharmacy operating income for the first quarter of 2006 included a $1 million gain on a joint venture transaction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $38 million in the first quarter of 2007 compared to $37 million in the first quarter of 2006. Corporate overhead for the first quarter of 2007 included approximately $1 million of professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction. Corporate overhead for the first quarter of 2006 included a pretax charge of $1 million for investment banking services and costs related to the 2006 rent reset issue with Ventas. As a percentage of consolidated revenues, corporate overhead totaled 3.3% in the first quarter of 2007 and 3.6% in the first quarter of 2006.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $1 million and $2 million in the first quarter of 2007 and 2006, respectively.

Capital Costs

Rent expense increased 26% to $87 million in the first quarter of 2007 compared to $70 million in the first quarter of 2006. A substantial portion of the increase resulted from the Ventas rent reset, contractual inflation increases, growth in the number of leased facilities, and other development and acquisition activities. The Ventas rent reset increased rent expense by approximately $8 million in the first quarter of 2007 compared to the first quarter of 2006.

Depreciation and amortization expense increased 6% to $30 million in the first quarter of 2007 compared to $27 million in the first quarter of 2006. The increase was primarily a result of the Company’s ongoing capital expenditure program, and development and acquisition activities.

Interest expense increased to $4 million in the first quarter of 2007 compared to $3 million in the first quarter of 2006. The increase was primarily a result of increased borrowings under the Company’s revolving credit facility.

Investment income, related primarily to the Company’s insurance subsidiary investments, approximated $4 million in the first quarter of both 2007 and 2006.

Consolidated Results

Income from continuing operations before income taxes declined 27% to $27 million in the first quarter of 2007 compared to $38 million in the first quarter of 2006. Net income from continuing operations in the first quarter of 2007 declined 28% to $16 million compared to $22 million in the first quarter of 2006.

Discontinued Operations

Net loss from discontinued operations aggregated $1 million in the first quarter of 2007 compared to net income of $2 million in the first quarter of 2006. Net income from discontinued operations for the first quarter of 2006 included a favorable pretax adjustment of $7 million ($4 million net of income taxes) resulting from a change in estimate for professional liability reserves related primarily to the Company’s former nursing centers in Florida and Texas. See Notes 3 and 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) in the first quarter of 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $7 million in the first quarter of 2007 compared to cash flows used in operations of $24 million in the first quarter of 2006. Operating cash flows for the first quarter of both 2007 and 2006 were negatively impacted by the growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program, and finance acquisitions and development activities.

Cash and cash equivalents totaled $20 million at March 31, 2007 compared to $21 million at December 31, 2006. Based upon the Company’s existing cash levels, expected operating cash flows, capital spending (including planned acquisitions) and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at March 31, 2007 aggregated $113 million. The Company expects to continue to utilize its revolving credit facility in 2007 to fund working capital and development needs. The Company was in compliance with the terms of its revolving credit facility at March 31, 2007.

On April 27, 2007, the Company entered into agreements with Ventas related to the Facility Acquisitions. In connection with these agreements, the Company renewed the leases for all of the remaining facilities that were scheduled to expire in April 2008. In addition, the Company and Ventas entered into the Amended Master Leases that reflected several amendments. Ventas also has agreed that it will not contest the Proposed Pharmacy Transaction.

The Company will acquire the Facilities for approximately $171 million. In addition, the Company will pay Ventas a lease termination fee of approximately $4 million. The current aggregate annual rents for the Facilities are approximately $10 million. The Facility Acquisitions are expected to close by June 30, 2007.

The Facilities, which contain 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $10 million for the year ended December 31, 2006. Upon closing, the Company will account for the operations of the Facilities as discontinued operations.

The Company intends to complete the divestiture of all of the Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Facilities and the related operations. The Company expects to record a net loss of approximately $60 million to $70 million in the second quarter of 2007 relating to these divestitures.

In the first quarter of 2007, the Company paid $37 million to complete the HCP Transaction. The Company also divested ten of the eleven nursing centers acquired in the HCP Transaction in the first quarter of 2007 and received proceeds of approximately $75 million which were used to repay borrowings under the Company’s revolving credit facility. On April 30, 2007, the Company sold the remaining nursing center for approximately $3 million.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $25 million during the first quarter of 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

As discussed in Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company expects to receive up to $125 million on a tax-free basis as a result of the Proposed Pharmacy Transaction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources

Excluding acquisitions, capital expenditures totaled $34 million in the first quarter of 2007 compared to $25 million in the first quarter of 2006. Capital expenditures (excluding the Facility Acquisitions and other acquisitions) could approximate $175 million to $225 million in 2007. Management believes that its capital expenditure program is adequate to improve and equip existing facilities and complete its construction in progress. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2007, the estimated cost to complete and equip construction in progress approximated $91 million.

In the first quarter of 2006, the Company completed the Commonwealth Transaction at a cost of $123 million and financed the acquisition primarily through borrowings under the Company’s revolving credit facility.

The terms of the Company’s revolving credit facility include certain covenants which limit the Company’s acquisitions and annual capital expenditures. At March 31, 2007, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $216 million. The Facility Acquisitions will not be measured against the remaining permitted acquisition limitation.

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

On May 1, 2007, CMS issued the Final Rule. The changes finalized a regulation originally proposed on January 25, 2007 and will become effective for discharges occurring on or after July 1, 2007. The Final Rule projects an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 3.8%. Included in the Final Rule are (1) an increase to the standard federal payment rate of 0.71%; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 1.0%; (4) an increase in the high cost outlier threshold per discharge to $22,954, resulting in projected reductions of 2.5%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation. The Final Rule also states that the annual update to the LTC DRG classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. Accordingly, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of LTC DRG payment weights.

The Company estimates that the Final Rule will result in a 2.5% reduction in payments to the Company’s LTAC hospitals. For the second half of 2007, the Company believes that the Final Rule could reduce its hospital Medicare payments by approximately $25 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

The Final Rule expands the so-called “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located within another hospital. Under the Final Rule, all LTAC hospitals will be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Admissions beyond the 25% threshold would be paid at a lower amount based upon short-term acute care hospital rates.

Under the Final Rule, the 25% threshold would be phased in over three years. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of the Company’s hospitals, will have their admission cap initially established at the lesser of 75% of Medicare referrals or the actual percentage of Medicare referrals received from a primary referral source for that hospital in the base year of 2005. For most of the Company’s hospitals, this initial first year cap would begin on September 1, 2007. Beginning on September 1, 2008, the cap would be reduced to the lesser of 50% of Medicare referrals or the actual percentage of Medicare referrals for that hospital in the 2005 base year. The fully phased-in cap of 25% would apply to most of the Company’s hospitals after September 1, 2009.

On April 13, 2007, CMS issued proposed regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations propose a new system for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, (“MS-LTC-DRGs”). This new MS-LTC-DRG system is intended to replace the current diagnostic related group system for LTAC hospitals and would become effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system would create additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS states in this proposal that MS-LTC-DRG weights were developed in a budget neutral manner, which is consistent with recent recommendations by CMS regarding Medicare reimbursement for LTAC hospitals. As such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights. However, CMS applied a 2.4% reduction factor to each of the budget neutral weights to account for anticipated case mix increases resulting from improved coding by LTAC hospitals. Based upon the Company’s historical Medicare patient volumes, the Company believes that the proposed regulations will not have a material affect on its hospital Medicare revenues.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located within another hospital, such as a hospital-in-hospital. Most co-located hospitals can admit up to 25% of its patients from its host hospital and be paid according to LTAC PPS. Admissions that exceed this “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing-in this policy which will become fully effective on September 1, 2008.

In August 2006, CMS issued the final rule to reweight LTAC DRGs, among other things, which began October 1, 2006 for the Company. CMS estimated that the effect of this rule would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. The revised LTAC DRG reweighting is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2006, CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “2006 Hospital Medicare Rule”). The 2006 Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. Based upon the Company’s historical Medicare patient volumes, the Company expects the 2006 Hospital Medicare Rule will reduce Medicare revenues to its hospitals associated with short-stay outliers and high cost outliers by approximately $42 million on an annual basis. This estimate does not

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Operating results under LTAC PPS are subject to changes in patient acuity and expense levels in the Company’s hospitals. These factors, among others, are subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change. Under this system, Medicare reimbursements to the Company’s hospitals are based upon a fixed payment system. Operating margins in the hospital division could be negatively impacted if the Company is unable to control the operating costs of the division. As a result of these uncertainties, the Company cannot predict the ultimate long-term impact of LTAC PPS on its hospital operating results and there can be no assurances that such regulations or operational changes resulting from these regulations will not have a material adverse impact on the Company’s financial position, results of operations or liquidity. In addition, the Company can provide no assurances that LTAC PPS will not have a material adverse effect on revenues from private and commercial third party payors. Various factors, including a reduction in average length of stay, have had a negative impact on revenues from private and commercial third party payors.

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

In February 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap, effective January 1, 2006. The legislation also requires CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. This exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and will continue to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008.

In January 2006, Medicare Part D implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that we serve whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the new Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

The first year of Medicare Part D resulted in significant challenges to the Company’s institutional pharmacy business as well as the institutional pharmacy industry. These challenges included, but were not limited to, the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

inability of the Medicare Part D program to accurately reflect dual eligible residents, inaccurate reimbursement associated with Medicare co-payments and extensive prior authorization and other processes mandated by the private prescription drug plan sponsors. There can be no assurance that the challenges presented by Medicare Part D and the regulations promulgated under Medicare Part D will not have a material adverse effect on the Company’s institutional pharmacy business.

The Company believes that its operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, and labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2006 Quarters				Year	First Quarter 2007
	First	Second	Third	Fourth
Revenues	$1,030,730	$1,073,994	$1,058,892	$1,103,045	$4,266,661	$1,144,180

Salaries, wages and benefits	562,461	582,354	589,753	594,814	2,329,382	625,417
Supplies	163,583	167,609	170,815	183,877	685,884	184,013
Rent	69,293	74,921	81,252	84,938	310,404	87,297
Other operating expenses	170,910	176,789	176,546	177,321	701,566	190,885
Depreciation and amortization	27,846	29,828	32,046	32,476	122,196	29,421
Interest expense	2,649	3,534	4,667	3,071	13,921	3,595
Investment income	(3,691)	(3,444)	(3,530)	(3,835)	(14,500)	(3,833)

	993,051	1,031,591	1,051,549	1,072,662	4,148,853	1,116,795

Income from continuing operations before income taxes	37,679	42,403	7,343	30,383	117,808	27,385
Provision for income taxes	15,743	18,163	3,774	8,889	46,569	11,688

Income from continuing operations	21,936	24,240	3,569	21,494	71,239	15,697
Discontinued operations, net of income taxes:
Income (loss) from operations	1,866	5,741	(757)	654	7,504	(598)
Gain (loss) on divestiture of operations	157	(308)	126	(7)	(32)	(7,266)

Net income	$23,959	$29,673	$2,938	$22,141	$78,711	$7,833

Earnings per common share:
Basic:
Income from continuing operations	$0.60	$0.58	$0.09	$0.55	$1.82	$0.40
Discontinued operations:
Income (loss) from operations	0.05	0.14	(0.02)	0.02	0.19	(0.01)
Gain (loss) on divestiture of operations	–	(0.01)	–	–	–	(0.19)

Net income	$0.65	$0.71	$0.07	$0.57	$2.01	$0.20

Diluted:
Income from continuing operations	$0.53	$0.57	$0.09	$0.54	$1.74	$0.39
Discontinued operations:
Income (loss) from operations	0.05	0.13	(0.02)	0.02	0.18	(0.01)
Gain (loss) on divestiture of operations	–	(0.01)	–	–	–	(0.18)

Net income	$0.58	$0.69	$0.07	$0.56	$1.92	$0.20

Shares used in computing earnings per common share:
Basic	36,576	41,695	39,014	39,120	39,108	39,212
Diluted	41,091	42,956	39,769	39,784	40,923	39,997

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2006 Quarters				Year	First Quarter 2007
	First	Second	Third	Fourth
Revenues:
Hospital division	$430,814	$439,308	$406,923	$449,771	$1,726,816	$463,812
Health services division	460,038	493,067	499,072	504,995	1,957,172	521,463
Rehabilitation division	71,162	74,376	76,003	78,565	300,106	83,756
Pharmacy division	157,214	159,926	170,443	165,025	652,608	174,704

	1,119,228	1,166,677	1,152,441	1,198,356	4,636,702	1,243,735
Eliminations:
Rehabilitation	(53,975)	(57,071)	(57,019)	(57,871)	(225,936)	(61,670)
Pharmacy	(34,523)	(35,612)	(36,530)	(37,440)	(144,105)	(37,885)

	(88,498)	(92,683)	(93,549)	(95,311)	(370,041)	(99,555)

	$1,030,730	$1,073,994	$1,058,892	$1,103,045	$4,266,661	$1,144,180

Income from continuing operations:
Operating income (loss):
Hospital division	$104,064	$105,307	$74,793	$104,258	$388,422	$100,505
Health services division	47,925	63,297	61,293	74,351	246,866	63,409
Rehabilitation division	4,239	8,453	8,857	8,813	30,362	10,044
Pharmacy division	16,729	15,139	16,152	441	48,461	9,243	(a)
Corporate:
Overhead	(37,334)	(43,257)	(37,683)	(38,883)	(157,157)	(37,794	)(a)
Insurance subsidiary	(1,847)	(1,697)	(1,634)	(1,947)	(7,125)	(1,542)

	(39,181)	(44,954)	(39,317)	(40,830)	(164,282)	(39,336)

Operating income	133,776	147,242	121,778	147,033	549,829	143,865
Rent	(69,293)	(74,921)	(81,252)	(84,938)	(310,404)	(87,297)
Depreciation and amortization	(27,846)	(29,828)	(32,046)	(32,476)	(122,196)	(29,421)
Interest, net	1,042	(90)	(1,137)	764	579	238

Income from continuing operations before income taxes	37,679	42,403	7,343	30,383	117,808	27,385
Provision for income taxes	15,743	18,163	3,774	8,889	46,569	11,688

	$21,936	$24,240	$3,569	$21,494	$71,239	$15,697

(a)	Includes professional fees and other costs incurred in connection with the Proposed Pharmacy Transaction of $3.2 million (pharmacy division) and $0.9 million (corporate overhead).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2006 Quarters					First Quarter 2007
	First	Second	Third	Fourth	Year
Rent:
Hospital division	$26,619	$29,588	$32,245	$34,180	$122,632	$34,909
Health services division	40,447	43,048	46,552	48,161	178,208	49,603
Rehabilitation division	869	897	932	999	3,697	1,069
Pharmacy division	1,280	1,316	1,448	1,510	5,554	1,642
Corporate	78	72	75	88	313	74

	$69,293	$74,921	$81,252	$84,938	$310,404	$87,297

Depreciation and amortization:
Hospital division	$11,107	$11,658	$12,363	$11,995	$47,123	$9,182
Health services division	9,287	10,260	10,966	11,674	42,187	12,101
Rehabilitation division	80	115	127	211	533	236
Pharmacy division	1,797	1,857	2,594	2,587	8,835	2,816
Corporate	5,575	5,938	5,996	6,009	23,518	5,086

	$27,846	$29,828	$32,046	$32,476	$122,196	$29,421

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$15,365	$14,105	$16,535	$24,149	$70,154	$20,765
Health services division	5,225	11,151	12,849	12,004	41,229	6,696
Rehabilitation division	19	130	146	308	603	118
Pharmacy division	2,057	2,219	2,581	2,994	9,851	1,712
Corporate:
Information systems	2,514	8,958	5,376	11,298	28,146	4,457
Other	115	177	232	567	1,091	274

	$25,295	$36,740	$37,719	$51,320	$151,074	$34,022

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters					First Quarter 2007
	First	Second	Third	Fourth	Year
Hospital data:
End of period data:
Number of hospitals	80	80	80	81		82
Number of licensed beds	6,347	6,363	6,359	6,419		6,539
Revenue mix % (a):
Medicare	64	62	60	59	61	60
Medicaid	7	9	10	12	10	10
Private and other	29	29	30	29	29	30
Admissions:
Medicare	7,810	7,330	6,978	7,457	29,575	7,818
Medicaid	913	1,018	1,031	1,023	3,985	1,069
Private and other	1,919	1,957	1,891	1,994	7,761	2,306

	10,642	10,305	9,900	10,474	41,321	11,193

Admissions mix %:
Medicare	73	71	71	71	71	70
Medicaid	9	10	10	10	10	9
Private and other	18	19	19	19	19	21
Patient days:
Medicare	212,116	211,255	200,154	214,403	837,928	215,402
Medicaid	37,635	50,232	51,743	53,667	193,277	53,583
Private and other	66,399	70,880	71,991	76,157	285,427	84,074

	316,150	332,367	323,888	344,227	1,316,632	353,059

Average length of stay:
Medicare	27.2	28.8	28.7	28.8	28.3	27.6
Medicaid	41.2	49.3	50.2	52.5	48.5	50.1
Private and other	34.6	36.2	38.1	38.2	36.8	36.5
Weighted average	29.7	32.3	32.7	32.9	31.9	31.5
Revenues per admission (a):
Medicare	$35,247	$37,025	$34,866	$35,252	$35,599	$35,509
Medicaid	34,228	40,231	40,604	54,081	42,508	42,905
Private and other	64,766	64,874	64,394	65,984	65,015	60,857
Weighted average	40,483	42,631	41,103	42,942	41,790	41,438
Revenues per patient day (a):
Medicare	$1,298	$1,285	$1,216	$1,226	$1,256	$1,289
Medicaid	830	815	809	1,031	876	856
Private and other	1,872	1,791	1,691	1,728	1,768	1,669
Weighted average	1,363	1,322	1,256	1,307	1,312	1,314

Medicare case mix index
(discharged patients only)	1.12	1.12	1.11	1.06	1.10	1.11

Average daily census	3,513	3,652	3,521	3,742	3,607	3,923
Occupancy %	65.3	63.3	61.2	65.1	63.7	67.6

(a)	Includes income related to certain Medicare reimbursement issues of $1.9 million in the first quarter of 2006, $4.3 million in the second quarter of 2006 and $2.3 million in the fourth quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters					First Quarter 2007
	First	Second	Third	Fourth	Year
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	237	237	237	237		245
Managed	5	5	5	5		4

	242	242	242	242		249

Number of licensed beds:
Owned or leased	30,064	30,074	30,074	30,059		30,972
Managed	605	605	605	605		485

	30,669	30,679	30,679	30,664		31,457

Revenue mix %:
Medicare	35	35	33	34	34	35
Medicaid	46	46	47	47	47	45
Private and other	19	19	20	19	19	20

Patient days (excludes managed facilities):
Medicare	393,257	413,028	392,114	395,344	1,593,743	415,923
Medicaid	1,484,160	1,551,903	1,584,093	1,575,855	6,196,011	1,541,317
Private and other	396,482	429,822	453,304	453,200	1,732,808	456,336

	2,273,899	2,394,753	2,429,511	2,424,399	9,522,562	2,413,576

Patient day mix %:
Medicare	17	17	16	16	17	17
Medicaid	65	65	65	65	65	64
Private and other	18	18	19	19	18	19

Revenues per patient day:
Medicare Part A	$376	$377	$381	$397	$383	$404
Total Medicare (including Part B)	412	411	419	434	419	440
Medicaid	143	147	149	149	147	151
Private and other	217	221	219	218	219	231
Weighted average	202	206	205	208	206	216

Average daily census	25,266	26,316	26,408	26,352	26,089	26,818
Occupancy %	87.1	87.9	88.1	88.0	87.8	87.8

Rehabilitation data:
Revenue mix %:
Company-operated	78	78	75	74	75	74
Non-affiliated	22	22	25	26	25	26

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	30,449	30,287	30,232	30,232		28,341
Non-affiliated	63,683	65,036	72,268	72,339		74,985

	94,132	95,323	102,500	102,571		103,326

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/07
	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$54	$76	$81	$86	$91	$556	$944	$919

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

Variable rate (a)	$–	$–	$112,600	$–	$–	$–	$112,600	$112,600

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations and liquidity.

Item 6.	Exhibits

10.1	Consent No. 3 and Waiver dated as of January 19, 2007, pursuant to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Annual Report on Form 10-K dated December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Employment Agreement dated as of February 22, 2007 by and between Kindred Healthcare, Inc. and Edward L. Kuntz.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 9, 2007	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 9, 2007	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer