Form 10-Q
period 2007-06-30
KINDRED HEALTHCARE, INC
filed 2007-08-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2007
Common stock, $0.25 par value	40,883,579 shares

1 of 43

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$1,096,245	$1,040,814	$2,205,234	$2,037,938

Salaries, wages and benefits	603,047	561,284	1,206,599	1,102,264
Supplies	181,121	165,313	362,756	326,438
Rent	88,273	71,235	172,945	136,906
Other operating expenses	177,587	168,209	360,021	330,394
Depreciation and amortization	30,388	28,664	58,590	55,428
Interest expense	2,692	3,533	6,287	6,182
Investment income	(3,617)	(3,443)	(7,450)	(7,133)

	1,079,491	994,795	2,159,748	1,950,479

Income from continuing operations before income taxes	16,754	46,019	45,486	87,459
Provision for income taxes	7,111	19,555	19,318	36,746

Income from continuing operations	9,643	26,464	26,168	50,713
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,874)	3,517	(3,300)	3,070
Loss on divestiture of operations	(69,702)	(308)	(76,968)	(151)

Net income (loss)	$(61,933)	$29,673	$(54,100)	$53,632

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.24	$0.64	$0.66	$1.29
Discontinued operations:
Income (loss) from operations	(0.05)	0.08	(0.08)	0.08
Loss on divestiture of operations	(1.76)	(0.01)	(1.95)	–

Net income (loss)	$(1.57)	$0.71	$(1.37)	$1.37

Diluted:
Income from continuing operations	$0.24	$0.62	$0.65	$1.21
Discontinued operations:
Income (loss) from operations	(0.05)	0.08	(0.08)	0.07
Loss on divestiture of operations	(1.71)	(0.01)	(1.91)	–

Net income (loss)	$(1.52)	$0.69	$(1.34)	$1.28

Shares used in computing earnings (loss) per common share:
Basic	39,591	41,695	39,403	39,150
Diluted	40,645	42,956	40,426	42,082

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,559	$20,857
Cash – restricted	5,325	5,757
Insurance subsidiary investments	223,940	227,865
Accounts receivable less allowance for loss of $55,621 – June 30, 2007 and $62,064 – December 31, 2006	617,254	588,166
Inventories	48,258	49,533
Deferred tax assets	105,984	62,512
Assets held for sale	76,946	9,113
Income taxes	4,806	10,652
Other	30,257	28,106

	1,130,329	1,002,561

Property and equipment	1,027,658	1,027,112
Accumulated depreciation	(504,642)	(475,882)

	523,016	551,230

Goodwill	107,368	107,852
Intangible assets less accumulated amortization of $9,997 – June 30, 2007 and $6,925 – December 31, 2006	114,273	117,345
Insurance subsidiary investments	47,242	52,977
Deferred tax assets	111,264	96,252
Other	93,329	87,910

	$2,126,821	$2,016,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,025	$158,085
Salaries, wages and other compensation	271,984	280,039
Due to third party payors	32,172	27,784
Professional liability risks	67,974	65,497
Other accrued liabilities	92,108	75,522
Long-term debt due within one year	74	71

	597,337	606,998

Long-term debt	252,052	130,090
Professional liability risks	198,426	184,749
Deferred credits and other liabilities	117,727	98,712
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 40,917 shares – June 30, 2007 and 39,978 shares – December 31, 2006	10,229	9,994
Capital in excess of par value	812,594	793,054
Accumulated other comprehensive income	1,707	1,246
Retained earnings	136,749	191,284

	961,279	995,578

	$2,126,821	$2,016,127

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(61,933)	$29,673	$(54,100)	$53,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,682	30,439	61,103	58,893
Amortization of stock-based compensation costs	4,572	5,269	8,152	9,963
Provision for doubtful accounts	9,687	10,172	16,882	18,889
Deferred income taxes	(9,484)	(14,937)	(14,915)	(14,937)
Loss on divestiture of discontinued operations	69,702	308	76,968	151
Other	(863)	155	(1,515)	(1,449)
Change in operating assets and liabilities:
Accounts receivable	1,764	(32,156)	(45,428)	(125,834)
Inventories and other assets	2,808	8,965	(2,910)	(10,012)
Accounts payable	(5,523)	2,390	(16,614)	6,039
Income taxes	10,894	3,386	27,081	19,680
Due to third party payors	6,570	(3,273)	4,388	(6,956)
Other accrued liabilities	13,458	2,219	21,500	10,181

Net cash provided by operating activities	73,334	42,610	80,592	18,240

Cash flows from investing activities:
Purchase of property and equipment	(44,734)	(36,740)	(78,756)	(62,035)
Acquisitions	(175,612)	(508)	(215,254)	(123,581)
Sale of assets	2,740	–	79,906	10,305
Purchase of insurance subsidiary investments	(41,201)	(43,549)	(91,879)	(84,280)
Sale of insurance subsidiary investments	46,797	36,324	98,284	94,884
Net change in insurance subsidiary cash and cash equivalents	(20,312)	2,679	4,681	(5,473)
Net change in other investments	14	1,844	14	1,844
Other	3,691	668	(3,423)	2,960

Net cash used in investing activities	(228,617)	(39,282)	(206,427)	(165,376)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	439,000	408,800	875,800	655,300
Repayment of borrowings under revolving credit	(300,400)	(377,900)	(753,800)	(512,700)
Repayment of long-term debt	(18)	(1,533)	(35)	(2,973)
Payment of deferred financing costs	(235)	(461)	(306)	(947)
Issuance of common stock	8,878	142,898	9,748	143,188
Repurchase of common stock	–	(194,310)	–	(194,310)
Other	5,854	10,201	(8,870)	(8,807)

Net cash provided by (used in) financing activities	153,079	(12,305)	122,537	78,751

Change in cash and cash equivalents	(2,204)	(8,977)	(3,298)	(68,385)
Cash and cash equivalents at beginning of period	19,763	24,012	20,857	83,420

Cash and cash equivalents at end of period	$17,559	$15,035	$17,559	$15,035

Supplemental information:
Interest payments	$2,289	$3,050	$6,229	$5,127
Income tax payments	3,141	33,308	3,399	33,925

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At June 30, 2007, the Company’s hospital division operated 81 long-term acute care (“LTAC”) hospitals in 23 states. The Company’s health services division operated 227 nursing centers in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. At June 30, 2007, the Company’s former pharmacy division operated an institutional pharmacy business with 44 pharmacies in 25 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

On July 31, 2007, the Company completed the Spin-off Transaction (as defined below). See Note 12.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

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

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(61,933)	$29,673	$(54,100)	$53,632
Net unrealized investment gains (losses), net of income taxes	372	(98)	461	(103)

Comprehensive income (loss)	$(61,561)	$29,575	$(53,639)	$53,529

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

Other information (Continued)

consolidated financial statements of the Company for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestitures discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2007, the Company held for sale 21 nursing centers and one LTAC hospital.

Facility dispositions

On June 29, 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Facilities, which contain 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $10 million for the year ended December 31, 2006.

The Company intends to complete the divestiture of all of the Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Facilities and the related operations. The Company recorded a pretax loss of $112.7 million ($69.3 million net of income taxes) in the second quarter of 2007 related to these planned divestitures.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

Facility dispositions (Continued)

During the six months ended June 30, 2007, the Company sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. In addition, the Company terminated a nursing center lease with another landlord in the second quarter of 2007. The Company recorded a pretax loss related to these divestitures of $13.4 million ($8.2 million net of income taxes) during the six months ended June 30, 2007.

Discontinued operations summary

Discontinued operations included favorable pretax adjustments of $9.9 million for the second quarter of 2006 and $16.9 million for the six months ended June 30, 2006 resulting from a change in estimate for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$40,812	$59,983	$89,645	$121,554

Salaries, wages and benefits	22,375	31,977	49,360	66,642
Supplies	2,537	3,511	5,497	7,869
Rent	2,620	6,146	6,086	12,311
Other operating expenses	15,029	10,857	31,551	26,280
Depreciation	1,294	1,775	2,513	3,465
Interest expense	3	1	4	1
Investment income	–	(3)	(1)	(6)

	43,858	54,264	95,010	116,562

Income (loss) from operations before income taxes	(3,046)	5,719	(5,365)	4,992
Income tax provision (benefit)	(1,172)	2,202	(2,065)	1,922

Income (loss) from operations	(1,874)	3,517	(3,300)	3,070
Loss on divestiture of operations, net of income taxes	(69,702)	(308)	(76,968)	(151)

	$(71,576)	$3,209	$(80,268)	$2,919

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Hospital division:
Hospitals	$3,762	$3,746	$7,793	$10,368
Ancillary services	–	–	–	1

	3,762	3,746	7,793	10,369
Health services division	37,050	56,237	81,852	111,185

	$40,812	$59,983	$89,645	$121,554

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating income:
Hospital division:
Hospitals	$550	$491	$1,532	$1,275
Ancillary services	–	–	–	–

	550	491	1,532	1,275
Health services division	321	13,147	1,705	19,488

	$871	$13,638	$3,237	$20,763

Rent:
Hospital division:
Hospitals	$255	$490	$516	$1,012
Ancillary services	–	–	–	–

	255	490	516	1,012
Health services division	2,365	5,656	5,570	11,299

	$2,620	$6,146	$6,086	$12,311

Depreciation:
Hospital division:
Hospitals	$99	$206	$198	$411
Ancillary services	–	–	–	–

	99	206	198	411
Health services division	1,195	1,569	2,315	3,054

	$1,294	$1,775	$2,513	$3,465

A summary of the net assets held for sale follows (in thousands):

	June 30, 2007	December 31, 2006
Current assets:
Property and equipment, net	$76,350	$8,802
Other	596	311

	76,946	9,113
Current liabilities (included in other accrued liabilities)	(2,569)	(1,376)

	$74,377	$7,737

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the second quarter of 2007 included a pretax charge of $2.8 million for professional fees and other costs incurred in connection with the recently completed Spin-off Transaction and a pretax charge of $3.4 million for employee severance costs. The Company also recorded a pretax charge of $4.6 million related to an unfavorable judgment rendered in connection with a civil dispute with a hospital vendor. In addition,

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

operating results for the second quarter of 2007 included pretax income of $5.5 million related to a favorable settlement of a rehabilitation therapy contract dispute from prior years. For the six months ended June 30, 2007, the Company recorded a pretax charge of $6.9 million for professional fees and other costs incurred in connection with the recently completed Spin-off Transaction.

Operating results included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $4.3 million for the second quarter of 2006 and $6.1 million for the six months ended June 30, 2006.

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

NOTE 4 – ACQUISITIONS

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

A summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,690
Fair value of liabilities assumed	(7,111)

Net cash paid through June 30, 2006	123,579
Additional payment of transaction costs	123

Net cash paid through June 30, 2007	$123,702

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – ACQUISITIONS (Continued)

The pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006 follows (in thousands, except per share amounts):

Six months ended June 30, 2006
Revenues	$2,077,729
Income from continuing operations	50,739
Net income	53,658
Earnings per common share:
Basic:
Income from continuing operations	$1.29
Net income	$1.37
Diluted:
Income from continuing operations	$1.21
Net income	$1.28

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Medicare	$498,604	$489,755	$1,022,366	$973,661
Medicaid	275,873	269,091	549,071	510,021
Private and other	418,090	370,279	825,031	726,690

	1,192,567	1,129,125	2,396,468	2,210,372
Eliminations:
Rehabilitation	(59,251)	(54,448)	(118,168)	(105,769)
Pharmacy	(37,071)	(33,863)	(73,066)	(66,665)

	(96,322)	(88,311)	(191,234)	(172,434)

	$1,096,245	$1,040,814	$2,205,234	$2,037,938

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Earnings (loss):
Income from continuing operations	$9,643	$26,464	$26,168	$50,713
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,874)	3,517	(3,300)	3,070
Loss on divestiture of operations	(69,702)	(308)	(76,968)	(151)

Net income (loss)	$(61,933)	$29,673	$(54,100)	$53,632

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,591	41,695	39,403	39,150
Dilutive effect of certain securities:
Warrants	–	540	–	2,258
Employee stock options	633	409	604	394
Non-vested restricted stock	421	312	419	280

Adjusted weighted average shares outstanding – diluted computation	40,645	42,956	40,426	42,082

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.24	$0.64	$0.66	$1.29
Discontinued operations:
Income (loss) from operations	(0.05)	0.08	(0.08)	0.08
Loss on divestiture of operations	(1.76)	(0.01)	(1.95)	–

Net income (loss)	$(1.57)	$0.71	$(1.37)	$1.37

Diluted:
Income from continuing operations	$0.24	$0.62	$0.65	$1.21
Discontinued operations:
Income (loss) from operations	(0.05)	0.08	(0.08)	0.07
Loss on divestiture of operations	(1.71)	(0.01)	(1.91)	–

Net income (loss)	$(1.52)	$0.69	$(1.34)	$1.28

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	615	2,625	626	2,726

NOTE 7 – BUSINESS SEGMENT DATA

The Company operates four business segments: the hospital division, the health services division, the rehabilitation division and the pharmacy division. The hospital division operates LTAC hospitals and the health services division operates nursing centers. The rehabilitation division provides rehabilitation services in long-term care settings and the pharmacy division provided services to nursing centers and other healthcare providers. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Hospital division	$437,473	$435,787	$897,279	$862,056
Health services division	496,399	459,036	982,034	885,638
Rehabilitation division	85,288	74,376	169,044	145,538
Pharmacy division	173,407	159,926	348,111	317,140

	1,192,567	1,129,125	2,396,468	2,210,372
Eliminations:
Rehabilitation	(59,251)	(54,448)	(118,168)	(105,769)
Pharmacy	(37,071)	(33,863)	(73,066)	(66,665)

	(96,322)	(88,311)	(191,234)	(172,434)

	$1,096,245	$1,040,814	$2,205,234	$2,037,938

Income from continuing operations:
Operating income (loss):
Hospital division	$85,696	$104,772	$185,444	$207,742
Health services division	71,953	62,598	133,622	110,675
Rehabilitation division	9,097	8,453	19,141	12,692
Pharmacy division	7,883	15,139	17,126	31,868
Corporate:
Overhead	(38,506)	(43,257)	(76,300)	(80,591)
Insurance subsidiary	(1,633)	(1,697)	(3,175)	(3,544)

	(40,139)	(44,954)	(79,475)	(84,135)

Operating income	134,490	146,008	275,858	278,842
Rent	(88,273)	(71,235)	(172,945)	(136,906)
Depreciation and amortization	(30,388)	(28,664)	(58,590)	(55,428)
Interest, net	925	(90)	1,163	951

Income from continuing operations before income taxes	16,754	46,019	45,486	87,459
Provision for income taxes	7,111	19,555	19,318	36,746

	$9,643	$26,464	$26,168	$50,713

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Rent:
Hospital division	$36,129	$29,099	$70,777	$55,233
Health services division	48,985	39,851	96,224	77,161
Rehabilitation division	1,133	897	2,202	1,766
Pharmacy division	1,943	1,316	3,585	2,596
Corporate	83	72	157	150

	$88,273	$71,235	$172,945	$136,906

Depreciation and amortization:
Hospital division	$10,027	$11,452	$19,110	$22,354
Health services division	11,825	9,302	22,806	17,712
Rehabilitation division	273	115	509	195
Pharmacy division	2,760	1,857	5,576	3,654
Corporate	5,503	5,938	10,589	11,513

	$30,388	$28,664	$58,590	$55,428

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$25,909	$14,105	$46,674	$29,470
Health services division	10,460	11,151	17,156	16,376
Rehabilitation division	253	130	371	149
Pharmacy division	1,613	2,219	3,325	4,276
Corporate:
Information systems	5,765	8,958	10,222	11,472
Other	734	177	1,008	292

	$44,734	$36,740	$78,756	$62,035

			June 30, 2007	December 31, 2006
Assets at end of period:
Hospital division			$759,904	$762,943
Health services division			497,168	427,376
Rehabilitation division			19,737	10,621
Pharmacy division			225,373	225,684
Corporate			624,639	589,503

			$2,126,821	$2,016,127

Goodwill:
Hospital division			$61,549	$62,613
Pharmacy division			45,819	45,239

			$107,368	$107,852

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Professional liability:
Continuing operations	$12,870	$16,325	$30,815	$34,254
Discontinued operations	3,693	(5,241)	6,470	(7,600)
Workers compensation:
Continuing operations	$10,064	$10,781	$21,448	$22,680
Discontinued operations	562	996	1,195	2,135

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2007			December 31, 2006
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$146,155	$77,785	$223,940	$158,245	$69,620	$227,865
Reinsurance recoverables	210	–	210	2,291	–	2,291

	146,365	77,785	224,150	160,536	69,620	230,156
Non-current:
Insurance subsidiary investments	47,242	–	47,242	52,977	–	52,977
Reinsurance recoverables	9,454	–	9,454	8,565	–	8,565
Deposits	6,250	1,514	7,764	7,250	1,507	8,757
Other	–	273	273	–	275	275

	62,946	1,787	64,733	68,792	1,782	70,574

	$209,311	$79,572	$288,883	$229,328	$71,402	$300,730

Liabilities:
Allowance for insurance risks:
Current	$67,974	$25,914	$93,888	$65,497	$27,920	$93,417
Non-current	198,426	63,497	261,923	184,749	56,971	241,720

	$266,400	$89,411	$355,811	$250,246	$84,891	$335,137

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $279.5 million at June 30, 2007 and $262.9 million at December 31, 2006.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – INCOME TAXES

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized income tax benefits were $7.4 million. The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. As of January 1, 2007, the Company recorded $2.1 million of accrued interest related to uncertain tax positions. To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted.

The federal statute of limitations remains open for tax years 2000 through 2006. The Internal Revenue Service is currently examining tax years 2004 and 2005.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

Within the next 12 months, the statutes of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction of the liability of up to approximately $2.9 million for unrecognized income tax benefits and up to $1.1 million of accrued interest is reasonably possible and may favorably impact the Company’s financial position and results of operations.

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

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. See Note 9.

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations and liquidity.

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

NOTE 11 – LEASES

On April 27, 2007, the Company entered into agreements with Ventas related to the Facility Acquisitions and the renewal of the leases for all of the remaining facilities that were scheduled to expire in April 2008. In addition, the Company and Ventas amended and restated the four master lease agreements (collectively, the “Amended Master Leases”) to reflect several amendments. Ventas also agreed that it would not contest the Spin-off Transaction.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – LEASES (Continued)

•

Insurance provisions were modified (1) to expand the number of third party insurers that are permitted to insure the Company’s professional liability exposure and (2) to provide a one-time right for the Company to commute certain insurance policies that may result in the refund of insurance premiums for prior years.

•	Two lease renewal bundles contained in Amended Master Lease No. 3 were combined.

•	Ventas obtained enhanced reporting and inspection rights.

NOTE 12 – SUBSEQUENT EVENTS

Credit facility amendments

On July 18, 2007, the Company completed certain amendments to its revolving credit facility. Under the terms of the amended and restated revolving credit facility, the aggregate amount of the credit was increased to $500 million and may be further increased to $600 million at the Company’s option if certain conditions are met. The term of the amended and restated revolving credit facility was extended by an additional three years until July 2012. The amended and restated revolving credit facility also establishes permitted acquisitions and certain investments by the Company at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends. Prior to the amendment, the Company’s unused permitted acquisition limit approximated $216 million. The amended and restated revolving credit facility also allowed for the consummation of the Spin-off Transaction.

Interest rates under the amended and restated revolving credit facility will be based upon, at the Company’s option, (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the amended and restated revolving credit facility represents a decrease of 75 basis points from the previous pricing.

Outstanding borrowings under the revolving credit facility were $251 million at June 30, 2007. This amount included $175 million of borrowings to finance the Facility Acquisitions.

Spin-off transaction

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation to form a new, independent, publicly traded company named PharMerica Corporation (the “Spin-off Transaction”). In connection with the Spin-off Transaction, KPS made a one-time tax-free cash distribution of $125 million to the Company on July 31, 2007.

For accounting purposes, effective at the close of business on July 31, 2007, the financial position of KPS will be eliminated from the balance sheet of the Company and beginning August 1, 2007, the future operating results of KPS will no longer be included in the operating results of the Company. For periods prior to August 1, 2007, the historical operating results of KPS will continue to be included in the historical continuing operations of the Company. In accordance with SFAS 144, KPS will not be reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between KPS and the Company under ancillary service contracts for services to be provided by KPS to the Company’s hospitals and nursing centers.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS (Continued)

Stock repurchases

On August 7, 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allows for repurchases of up to $50 million of common stock during 2007 and the remainder during 2008. The Company intends to finance any repurchases from operating cash flows or from borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its Amended Master Leases with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s ability to complete the resale of the Facilities recently acquired from Ventas,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”), and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

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

General

The quarterly adjustment information in Note 3 and the business segment data in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At June 30, 2007, the Company’s hospital division operated 81 LTAC hospitals (6,378 licensed beds) in 23 states. The Company’s health services division operated 227 nursing centers (28,962 licensed beds) in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings. At June 30, 2007, the Company’s former pharmacy division operated an institutional pharmacy business with 44 pharmacies in 25 states and a pharmacy management business servicing substantially all of the Company’s hospitals.

On July 31, 2007, the Company completed the Spin-off Transaction. See Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and on various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Operating results for the second quarter of 2006 and for the six months ended June 30, 2006 included income related to the favorable settlement of prior year hospital Medicare cost reports that aggregated $4 million and $6 million, respectively.

See Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s revenues.

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

The provision for doubtful accounts totaled $9 million for the second quarter of both 2007 and 2006 and totaled $15 million and $17 million for the six months ended June 30, 2007 and 2006, respectively.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon independent actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $266 million at June 30, 2007 and $250 million at December 31, 2006. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $279 million at June 30, 2007 and $263 million at December 31, 2006.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $34 million during the six months ended June 30, 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2007 would impact the Company’s operating income by approximately $3 million. The Company recorded a favorable pretax adjustment of approximately $10 million in the second quarter of 2006 and $17 million for the six months ended June 30, 2006 resulting from a change in estimate for professional liability reserves related to prior years (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $17 million for the second quarter of 2007 and 2006, respectively, and $31 million and $35 million for the six months ended June 30, 2007 and 2006, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $89 million at June 30, 2007 and $85 million at December 31, 2006. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million for the second quarter of both 2007 and 2006, and $22 million and $23 million for the six months ended June 30, 2007 and 2006, respectively.

See Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s insurance activities.

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

The Company’s effective income tax rate was 42.4% and 42.5% in the second quarter of 2007 and 2006, respectively, and 42.5% and 42.0% for the six months ended June 30, 2007 and 2006, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

There are significant uncertainties with respect to capital loss and net operating loss carryforwards which could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $217 million at June 30, 2007 and $159 million at December 31, 2006.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Results of Operations – Continuing Operations

Hospital Division

Revenues were $437 million in the second quarter of 2007 compared to $436 million in the second quarter of 2006 and increased 4% to $897 million for the six months ended June 30, 2007 from $862 million in the same

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

period in 2006. Revenue growth in the second quarter of 2007 was negatively affected by weakness in Medicare patient volumes and a decline in non-government reimbursement rates. Revenue growth for the six months ended June 30, 2007 was primarily a result of growth in non-government admissions, new hospital development and the Commonwealth facilities. On a same-store basis, revenues increased 1% for the second quarter of 2007 and 2% for the six months ended June 30, 2007 compared to the same periods in 2006. Revenues associated with the Commonwealth facilities approximated $26 million and $30 million in the second quarter of 2007 and 2006, respectively, and approximated $55 million and $40 million for the six months ended June 30, 2007 and 2006, respectively.

Admissions rose 2% in the second quarter of 2007 and 4% for the six months ended June 30, 2007 compared to the respective prior year periods. Non-government admissions grew 16% in the second quarter of 2007 and 18% for the six months ended June 30, 2007 compared to the respective prior year periods. On a same-store basis, admissions were relatively unchanged in both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the same periods last year. Medicare same-store admissions declined 4% in both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the respective prior year periods, while non-government same-store admissions increased 14% in both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the same periods in 2006.

Hospital wage and benefit costs increased 5% to $199 million in the second quarter of 2007 from $189 million in the same period in 2006 and increased 8% to $403 million for the six months ended June 30, 2007 from $374 million in the same period in 2006. Average hourly wage rates grew 4% for the second quarter of 2007 and 3% for the six months ended June 30, 2007 compared to the respective prior year periods, while employee benefit costs increased 3% in the second quarter of 2007 and 6% for the six months ended June 30, 2007 compared to the respective prior year periods.

Professional liability costs were $4 million and $5 million in the second quarter of 2007 and 2006, respectively, and $10 million and $11 million for the six months ended June 30, 2007 and 2006, respectively.

Hospital operating income declined 18% to $85 million in the second quarter of 2007 from $104 million in the same period of 2006 and declined 11% to $185 million for the six months ended June 30, 2007 from $207 million in the same period of 2006. Despite increases in non-government revenues, hospital operating income declined in both periods of 2007 primarily as a result of lower Medicare patient volumes and non-government reimbursement rates. In addition, operating income in the first half of 2007 was negatively impacted by a decline in Medicare reimbursement rates resulting from certain regulatory changes that became effective July 1, 2006. Operating margins were 19.6% and 20.7% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to 24.0% and 24.1% in the same prior year periods. Aggregate operating costs per patient day increased 2% and 1% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to the same prior year periods. Operating losses associated with the Commonwealth facilities approximated $1 million in the second quarter of 2007 compared to operating income of $3 million in the second quarter of 2006. For the six months ended June 30, 2007 and June 30, 2006, the Commonwealth facilities reported operating income of $1 million and $4 million, respectively.

Health Services Division

Revenues increased 8% to $497 million in the second quarter of 2007 from $459 million in the same period in 2006 and 11% to $982 million for the six months ended June 30, 2007 from $886 million in the same period in

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

2006, primarily as a result of generally favorable reimbursement rates, new nursing center development and the Commonwealth facilities. Aggregate revenues per patient day increased 6% in both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the respective prior year periods. Aggregate patient days increased 2% and 4% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to the respective prior year periods. On a same-store basis, aggregate revenues increased 4% in the second quarter of 2007 and 5% for the six months ended June 30, 2007 compared to the same periods in 2006, while aggregate patient days were relatively unchanged in both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the same periods in 2006. Revenues associated with the Commonwealth facilities approximated $33 million and $31 million in the second quarter of 2007 and 2006, respectively, and approximated $66 million and $41 million for the six months ended June 30, 2007 and 2006, respectively.

Nursing center wage and benefit costs increased 8% to $258 million in the second quarter of 2007 from $240 million in the same period in 2006 and increased 10% to $514 million for the six months ended June 30, 2007 from $468 million in the same period in 2006. Average hourly wage rates grew 5% for both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the respective prior year periods, while employee benefit costs increased 6% in the second quarter of 2007 and 8% for the six months ended June 30, 2007 compared to the respective prior year periods.

Professional liability costs were $8 million and $11 million in the second quarter of 2007 and 2006, respectively, and $20 million and $23 million for the six months ended June 30, 2007 and 2006, respectively.

Nursing center operating income increased 15% to $72 million in the second quarter of 2007 from $63 million in the same period in 2006 and 21% to $134 million for the six months ended June 30, 2007 from $111 million in the same period in 2006. Operating income increased in both periods of 2007 primarily due to improved reimbursement rates and increases in patient days, particularly Medicare and non-government patient days. Operating margins were 14.5% and 13.6% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to 13.6% and 12.5% in the same prior year periods. Aggregate operating costs per patient day increased 5% for both the second quarter of 2007 and for the six months ended June 30, 2007 compared to the same prior year periods. Operating income associated with the Commonwealth facilities approximated $5 million and $3 million in the second quarter of 2007 and 2006, respectively, and $9 million and $4 million for the six months ended June 30, 2007 and 2006, respectively.

Rehabilitation Division

Revenues increased 15% to $85 million in the second quarter of 2007 from $74 million in the same period in 2006 and 16% to $169 million for the six months ended June 30, 2007 from $145 million in the same period in 2006. The increase in revenues in both periods of 2007 was primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $26 million and $19 million in the second quarter of 2007 and 2006, respectively, and $51 million and $39 million for the six months ended June 30, 2007 and 2006, respectively.

Operating income increased 8% to $9 million in the second quarter of 2007 compared to the same period in 2006 and 51% to $19 million for the six months ended June 30, 2007 from $13 million in the same period in 2006. Operating income for the second quarter of 2007 and for the six months ended June 30, 2007 was favorably impacted by growth in revenues and increased therapist productivity compared to the respective prior year periods. Operating income for the six months ended June 30, 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division

Revenues increased 8% to $173 million in the second quarter of 2007 from $160 million in the same period in 2006 and 10% to $348 million for the six months ended June 30, 2007 from $317 million in the same period in 2006 due primarily to growth in non-affiliated customers, higher drug utilization and acquisitions. At June 30, 2007, the Company provided pharmacy services to customers containing 102,500 licensed beds, including 28,500 licensed beds that the Company operates. At June 30, 2006, the Company provided pharmacy services to customers containing 95,300 licensed beds, including 30,300 licensed beds that the Company operates.

Pharmacy operating income declined 48% to $8 million in the second quarter of 2007 from $15 million in the same period in 2006 and 46% to $17 million for the six months ended June 30, 2007 from $32 million in the same period in 2006. The decline in pharmacy operating income in both periods of 2007 compared to last year was primarily attributable to costs associated with the Spin-off Transaction, weaker results from pharmacies acquired in 2005, increases to the provision for doubtful accounts and competitive pricing pressures. Operating margins were 4.5% and 4.9% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to 9.5% and 10.0% in the same prior year periods. The cost of goods sold as a percentage of institutional pharmacy revenues was 66.8% and 66.7% in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to 64.9% and 65.2% in the same prior year periods.

Pharmacy operating income for the second quarter of 2007 and for the six months ended June 30, 2007 included approximately $3 million and $6 million, respectively, of professional fees and other costs incurred in connection with the Spin-off Transaction. Pharmacy operating income for the six months ended June 30, 2006 included a $1 million gain from a joint venture transaction.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $38 million and $76 million in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to $43 million and $80 million for the respective prior year periods. As previously discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements, corporate overhead included certain adjustments. Excluding these adjustments, corporate overhead as a percentage of consolidated revenues, totaled 3.5% and 3.4% in the second quarter of 2007 and for the six months ended June 30, 2007 respectively, compared to 3.8% and 3.7% in the same prior year periods.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million and $3 million in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to $2 million and $4 million for the respective prior year periods.

Capital Costs

Rent expense increased 24% to $89 million in the second quarter of 2007 from $71 million in the same period in 2006 and 26% to $173 million for the six months ended June 30, 2007 from $137 million in the same period in 2006. A substantial portion of the increase resulted from the Ventas rent reset, contractual inflation increases, growth in the number of leased facilities, and other development and acquisition activities. The Ventas rent reset increased rent expense by approximately $9 million and $18 million in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to the respective prior year periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Depreciation and amortization expense increased 6% to $31 million in the second quarter of 2007 from $28 million in the same period in 2006 and 6% to $59 million for the six months ended June 30, 2007 from $55 million in the same period in 2006. The increase was primarily the result of the Company’s development and acquisition activities and its ongoing capital expenditure program.

Interest expense approximated $2 million in the second quarter of 2007 compared to $3 million in the second quarter of 2006 and approximated $6 million for both six-month periods ended June 30, 2007 and 2006.

Investment income, related primarily to the Company’s insurance subsidiary investments, approximated $3 million in the second quarter of both 2007 and 2006 and approximated $7 million for both six-month periods ended June 30, 2007 and 2006.

Consolidated Results

Income from continuing operations before income taxes declined 64% to $16 million in the second quarter of 2007 from $47 million in the same period in 2006 and 48% to $45 million for the six months ended June 30, 2007 from $88 million in the same period in 2006. Net income from continuing operations declined 64% to $9 million in the second quarter of 2007 from $27 million in the same period in 2006 and 48% to $26 million for the six months ended June 30, 2007 from $51 million in the same period in 2006.

Discontinued Operations

Net loss from discontinued operations aggregated $1 million and $3 million in the second quarter of 2007 and for the six months ended June 30, 2007, respectively, compared to net income of $3 million for both respective prior year periods. Net income from discontinued operations included a favorable pretax adjustment of $10 million for the second quarter of 2006 and $17 million for the six months ended June 30, 2006, resulting from a change in estimate for professional liability reserves related to prior years. See Notes 2 and 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company recorded a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) in the second quarter of 2007 related to the Facility Acquisitions and planned divestitures.

The Company recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) during the six months ended June 30, 2007.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $80 million for the six months ended June 30, 2007 compared to $18 million for the same period in 2006. The increase in operating cash flows for the six months ended June 30, 2007 resulted primarily from improved collections in accounts receivable and lower level of income tax payments compared to the same period in 2006. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions and development activities.

Cash and cash equivalents totaled $18 million at June 30, 2007 compared to $21 million at December 31, 2006. Based upon the Company’s existing cash levels, expected operating cash flows, capital spending (including

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

planned acquisitions) and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at June 30, 2007 aggregated $252 million. The Company expects to continue to utilize its revolving credit facility in 2007 to fund working capital, development activities and repurchases of common stock. The Company was in compliance with the terms of its revolving credit facility at June 30, 2007.

On January 31, 2007, the Company paid $37 million to complete the HCP Transaction. The Company also divested the 11 nursing centers acquired in the HCP Transaction during the first six months of 2007 and received proceeds of $78 million which were used to repay borrowings under the Company’s revolving credit facility.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $34 million during the six months ended June 30, 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

On June 29, 2007, the Company paid approximately $176 million to complete the Facility Acquisitions with borrowings under the Company’s revolving credit facility. The Company intends to complete the divestiture of all of the Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Facilities and the related operations. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

On July 18, 2007, the Company completed certain amendments to its revolving credit facility. Under the terms of the amended and restated revolving credit facility, the aggregate amount of the credit was increased to $500 million and may be further increased to $600 million at the Company’s option if certain conditions are met. The term of the amended and restated revolving credit facility was extended by an additional three years until July 2012. The amended and restated revolving credit facility also establishes permitted acquisitions and certain investments by the Company at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends. Prior to the amendment, the Company’s unused permitted acquisition limit approximated $216 million. The amended and restated revolving credit facility also allowed for the consummation of the Spin-off Transaction.

Interest rates under the amended and restated revolving credit facility will be based upon, at the Company’s option, (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the amended and restated revolving credit facility represents a decrease of 75 basis points from the previous pricing.

Outstanding borrowings under the revolving credit facility were $251 million at June 30, 2007. This amount included $175 million of borrowings to finance the Facility Acquisitions.

As discussed in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements, the Company received a tax-free distribution of $125 million on July 31, 2007 in connection with the Spin-off Transaction. The Company used the cash distribution to reduce outstanding borrowings under the Company’s revolving credit facility.

On August 7, 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allows for repurchases of up to $50 million of common stock during 2007 and the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

remainder during 2008. The Company intends to finance any repurchases from operating cash flows or from borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

Capital Resources

Excluding acquisitions, capital expenditures totaled $79 million for the six months ended June 30, 2007 compared to $62 million for the same period in 2006. Capital expenditures (excluding the Facility Acquisitions and other acquisitions) could approximate $175 million to $225 million in 2007. Management believes that its capital expenditure program is adequate to improve and equip existing facilities and complete its construction in progress. The Company’s capital expenditure program is financed generally through the use of internally generated funds and borrowings under its revolving credit facility. At June 30, 2007, the estimated cost to complete and equip construction in progress approximated $102 million.

The Commonwealth Transaction was financed primarily through borrowings under the Company’s revolving credit facility.

The terms of the Company’s revolving credit facility include certain covenants which limit the Company’s acquisitions and annual capital expenditures. At June 30, 2007 and prior to the effectiveness of the amended and restated revolving credit facility, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $216 million.

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

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The Final Rule projects an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the Final Rule are (1) an increase to the standard federal payment rate of 0.71%; (2) revisions to payment methodologies impacting short stay outliers, which reduce payments by 0.9%; (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation. The Final Rule also states that the annual update to the long-term acute care diagnostic related groups (“LTAC DRG”) classifications and relative weights will be made in a budget neutral manner, effective October 1, 2007. Accordingly, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of LTAC DRG payment weights.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

The Company believes that the Final Rule could reduce its hospital Medicare payments by approximately $22 million in the second half of 2007, including the effect of a lower than expected market basket increase.

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

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTAC-DRGs.” This new MS-LTAC-DRG system replaces the current diagnostic related group system for LTAC hospitals and becomes effective for discharges occurring on or after October 1, 2007. The MS-LTAC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS states that MS-LTAC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTAC-DRG payment weights.

Currently, CMS has regulations governing payment to LTAC hospitals that are co-located within another hospital, such as a hospital-in-hospital. Most co-located hospitals can admit up to 25% of their patients from their host hospitals and be paid according to LTAC PPS. Admissions that exceed this “25 Percent Rule” are paid using the short-term hospital payment system. Patients reaching high cost outlier status in the short-term hospital are not counted when computing the 25% limit. CMS is currently phasing in this policy, which will become fully effective on September 1, 2008.

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

In January 2006, Medicare Part D implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Medicare beneficiaries who also are entitled to benefits under a state Medicaid program (so-called “dual eligibles”) will have their outpatient prescription drug costs covered by the Medicare drug benefit, subject to certain limitations. Most of the nursing center residents that our former pharmacy division served whose drug costs were previously covered by state Medicaid programs are dual eligibles who qualify for the new Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

The first year of Medicare Part D resulted in significant challenges to the Company’s former institutional pharmacy business as well as the institutional pharmacy industry. These challenges included, but were not

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

limited to, the inability of the Medicare Part D program to accurately reflect dual eligible residents, inaccurate reimbursement associated with Medicare co-payments and extensive prior authorization and other processes mandated by the private prescription drug plan sponsors.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$997,124	$1,040,814	$1,024,144	$1,067,970	$1,108,989	$1,096,245

Salaries, wages and benefits	540,980	561,284	567,716	573,126	603,552	603,047
Supplies	161,125	165,313	168,379	181,509	181,635	181,121
Rent	65,671	71,235	78,458	82,299	84,672	88,273
Other operating expenses	162,185	168,209	168,683	170,405	182,434	177,587
Depreciation and amortization	26,764	28,664	30,808	31,186	28,202	30,388
Interest expense	2,649	3,533	4,667	3,071	3,595	2,692
Investment income	(3,690)	(3,443)	(3,528)	(3,834)	(3,833)	(3,617)

	955,684	994,795	1,015,183	1,037,762	1,080,257	1,079,491

Income from continuing operations before income taxes	41,440	46,019	8,961	30,208	28,732	16,754
Provision for income taxes	17,191	19,555	4,397	8,822	12,207	7,111

Income from continuing operations	24,249	26,464	4,564	21,386	16,525	9,643
Discontinued operations, net of income taxes:
Income (loss) from operations	(447)	3,517	(1,752)	762	(1,426)	(1,874)
Gain (loss) on divestiture of operations	157	(308)	126	(7)	(7,266)	(69,702)

Net income (loss)	$23,959	$29,673	$2,938	$22,141	$7,833	$(61,933)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.66	$0.64	$0.12	$0.55	$0.42	$0.24
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.05)	0.02	(0.03)	(0.05)
Gain (loss) on divestiture of operations	–	(0.01)	–	–	(0.19)	(1.76)

Net income (loss)	$0.65	$0.71	$0.07	$0.57	$0.20	$(1.57)

Diluted:
Income from continuing operations	$0.59	$0.62	$0.11	$0.54	$0.41	$0.24
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.04)	0.02	(0.03)	(0.05)
Gain (loss) on divestiture of operations	–	(0.01)	–	–	(0.18)	(1.71)

Net income (loss)	$0.58	$0.69	$0.07	$0.56	$0.20	$(1.52)

Shares used in computing earnings (loss) per common share:
Basic	36,576	41,695	39,014	39,120	39,212	39,591
Diluted	41,091	42,956	39,769	39,784	39,997	40,645

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$426,269	$435,787	$402,884	$445,730	$459,806	$437,473
Health services division	426,602	459,036	463,944	469,738	485,635	496,399
Rehabilitation division	71,162	74,376	76,003	78,565	83,756	85,288
Pharmacy division	157,214	159,926	170,443	165,025	174,704	173,407

	1,081,247	1,129,125	1,113,274	1,159,058	1,203,901	1,192,567
Eliminations:
Rehabilitation	(51,321)	(54,448)	(54,394)	(55,374)	(58,917)	(59,251)
Pharmacy	(32,802)	(33,863)	(34,736)	(35,714)	(35,995)	(37,071)

	(84,123)	(88,311)	(89,130)	(91,088)	(94,912)	(96,322)

	$997,124	$1,040,814	$1,024,144	$1,067,970	$1,108,989	$1,096,245

Income from continuing operations:
Operating income (loss):
Hospital division	$102,970	$104,772	$73,890	$103,113	$99,748	$85,696	(a)
Health services division	48,077	62,598	59,784	71,393	61,669	71,953	(a)
Rehabilitation division	4,239	8,453	8,857	8,813	10,044	9,097
Pharmacy division	16,729	15,139	16,152	441	9,243	7,883	(b)
Corporate:
Overhead	(37,334)	(43,257)	(37,683)	(38,883)	(37,794)	(38,506	)(a,b,c)
Insurance subsidiary	(1,847)	(1,697)	(1,634)	(1,947)	(1,542)	(1,633)

	(39,181)	(44,954)	(39,317)	(40,830)	(39,336)	(40,139)

Operating income	132,834	146,008	119,366	142,930	141,368	134,490
Rent	(65,671)	(71,235)	(78,458)	(82,299)	(84,672)	(88,273)
Depreciation and amortization	(26,764)	(28,664)	(30,808)	(31,186)	(28,202)	(30,388)
Interest, net	1,041	(90)	(1,139)	763	238	925

Income from continuing operations before income taxes	41,440	46,019	8,961	30,208	28,732	16,754
Provision for income taxes	17,191	19,555	4,397	8,822	12,207	7,111

	$24,249	$26,464	$4,564	$21,386	$16,525	$9,643

(a)	Includes employee severance costs of $1.7 million (hospital division), $0.7 million (health services division) and $1.0 million (corporate overhead).
(b)	Includes professional fees and other costs incurred in connection with the recently completed Spin-off Transaction of $2.4 million (pharmacy division) and $0.4 million (corporate overhead).
(c)	Includes an unfavorable judgment rendered in connection with a civil dispute with a hospital vendor of $4.6 million and a favorable settlement of a rehabilitation therapy contract dispute from prior years of $5.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$26,134	$29,099	$31,950	$33,903	$34,648	$36,129
Health services division	37,310	39,851	44,053	45,799	47,239	48,985
Rehabilitation division	869	897	932	999	1,069	1,133
Pharmacy division	1,280	1,316	1,448	1,510	1,642	1,943
Corporate	78	72	75	88	74	83

	$65,671	$71,235	$78,458	$82,299	$84,672	$88,273

Depreciation and amortization:
Hospital division	$10,902	$11,452	$12,142	$11,789	$9,083	$10,027
Health services division	8,410	9,302	9,949	10,590	10,981	11,825
Rehabilitation division	80	115	127	211	236	273
Pharmacy division	1,797	1,857	2,594	2,587	2,816	2,760
Corporate	5,575	5,938	5,996	6,009	5,086	5,503

	$26,764	$28,664	$30,808	$31,186	$28,202	$30,388

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$15,365	$14,105	$16,535	$24,149	$20,765	$25,909
Health services division	5,225	11,151	12,849	12,004	6,696	10,460
Rehabilitation division	19	130	146	308	118	253
Pharmacy division	2,057	2,219	2,581	2,994	1,712	1,613
Corporate:
Information systems	2,514	8,958	5,376	11,298	4,457	5,765
Other	115	177	232	567	274	734

	$25,295	$36,740	$37,719	$51,320	$34,022	$44,734

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	79	79	79	80	81	81
Number of licensed beds	6,127	6,143	6,139	6,199	6,319	6,378
Revenue mix % (a):
Medicare	64	62	60	58	60	58
Medicaid	7	9	10	13	10	10
Private and other	29	29	30	29	30	32
Admissions:
Medicare	7,729	7,278	6,912	7,403	7,745	7,160
Medicaid	913	1,018	1,031	1,023	1,067	1,021
Private and other	1,903	1,944	1,874	1,980	2,278	2,249

	10,545	10,240	9,817	10,406	11,090	10,430

Admissions mix %:
Medicare	73	71	70	71	70	69
Medicaid	9	10	11	10	10	10
Private and other	18	19	19	19	20	21
Patient days:
Medicare	209,795	209,644	198,213	212,602	213,622	205,545
Medicaid	37,608	50,155	51,658	53,650	53,346	52,286
Private and other	65,772	70,440	71,425	75,549	83,292	85,941

	313,175	330,239	321,296	341,801	350,260	343,772

Average length of stay:
Medicare	27.1	28.8	28.7	28.7	27.6	28.7
Medicaid	41.2	49.3	50.1	52.4	50.0	51.2
Private and other	34.6	36.2	38.1	38.2	36.6	38.2
Weighted average	29.7	32.2	32.7	32.8	31.6	33.0
Revenues per admission (a):
Medicare	$35,182	$36,959	$34,788	$35,156	$35,532	$35,373
Medicaid	34,196	40,107	40,599	54,035	42,911	44,265
Private and other	64,701	64,801	64,338	65,753	60,940	61,807
Weighted average	40,424	42,557	41,040	42,834	41,461	41,944
Revenues per patient day (a):
Medicare	$1,296	$1,283	$1,213	$1,224	$1,288	$1,232
Medicaid	830	814	810	1,030	858	864
Private and other	1,872	1,788	1,688	1,723	1,667	1,617
Weighted average	1,361	1,319	1,254	1,304	1,313	1,272

Medicare case mix index
(discharged patients only)	1.11	1.12	1.11	1.06	1.11	1.10

Average daily census	3,480	3,629	3,492	3,715	3,892	3,778
Occupancy %	66.1	64.2	62.0	65.9	68.4	65.6

(a)	Includes income related to certain Medicare reimbursement issues of $1.8 million in the first quarter of 2006, $4.3 million in the second quarter of 2006 and $2.3 million in the fourth quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	215	215	215	215	223	223
Managed	5	5	5	5	4	4

	220	220	220	220	227	227

Number of licensed beds:
Owned or leased	27,573	27,583	27,583	27,568	28,481	28,477
Managed	605	605	605	605	485	485

	28,178	28,188	28,188	28,173	28,966	28,962

Revenue mix %:
Medicare	36	35	33	34	35	35
Medicaid	45	46	47	46	44	44
Private and other	19	19	20	20	21	21

Patient days (excludes managed facilities):
Medicare	367,955	387,950	367,674	371,975	389,354	390,142
Medicaid	1,347,751	1,413,797	1,442,757	1,434,336	1,405,392	1,417,578
Private and other	370,701	403,844	426,256	426,115	432,145	448,605

	2,086,407	2,205,591	2,236,687	2,232,426	2,226,891	2,256,325

Patient day mix %:
Medicare	18	18	16	17	18	17
Medicaid	64	64	65	64	63	63
Private and other	18	18	19	19	19	20

Revenues per patient day:
Medicare Part A	$378	$379	$382	$399	$406	$408
Total Medicare (including Part B)	413	412	420	436	442	444
Medicaid	144	148	150	150	152	153
Private and other	218	221	220	218	231	237
Weighted average	204	208	208	210	218	220

Average daily census	23,182	24,237	24,312	24,266	24,743	24,795
Occupancy %	87.9	88.3	88.5	88.4	88.2	87.4

Rehabilitation data:
Revenue mix %:
Company-operated	78	78	75	74	74	69
Non-affiliated	22	22	25	26	26	31

Pharmacy data:
Number of customer licensed beds at end of period:
Company-operated	30,449	30,287	30,232	30,232	28,341	28,520
Non-affiliated	63,683	65,036	72,268	72,339	74,985	73,951

	94,132	95,323	102,500	102,571	103,326	102,471

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/07
	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$36	$76	$81	$86	$91	$556	$926	$889

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

Variable rate (a)	$–	$–	$251,200	$–	$–	$–	$251,200	$251,200

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 2.00% to 2.75% or (2) prime plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is based upon the Company’s adjusted leverage ratio as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on May 31, 2007 in Louisville, Kentucky. At the meeting, shareholders elected a board of nine directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld
Edward L. Kuntz	36,694,041	560,261
Ann C. Berzin	37,018,954	235,348
Thomas P. Cooper, M.D.	36,203,251	1,051,051
Paul J. Diaz	37,035,576	218,726
Michael J. Embler	36,126,377	1,127,925
Garry N. Garrison	36,203,083	1,051,219
Isaac Kaufman	37,005,066	249,236
John H. Klein	36,194,372	1,059,930
Eddy J. Rogers, Jr.	37,017,424	236,878

In addition to electing directors, shareholders of the Company approved a proposal to amend and restate the Company’s 2001 Stock Option Plan for Non-Employee Directors (Amended and Restated) by the vote of 30,245,375 in favor, 3,446,964 against, 260,990 abstentions and no non-votes.

Also at the Annual Meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal year 2007 by the vote of 37,237,942 in favor, 12,636 against, 3,721 abstentions and no non-votes.

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.2	Consent No. 4 and Waiver dated as of April 26, 2007, pursuant to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent.

10.3	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.4	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.5	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.6	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.7	Consent No. 5 and Waiver dated as of June 19, 2007, pursuant to the $400,000,000 Amended and Restated Credit Agreement dated as of June 28, 2004 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A. (formerly known as JPMorgan Chase Bank), as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 19, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 9, 2007	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 9, 2007	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer