Form 10-Q
period 2007-09-30
KINDRED HEALTHCARE, INC
filed 2007-11-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2007
Common stock, $0.25 par value	38,292,212 shares

1 of 42

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	3
	Condensed Consolidated Balance Sheet — September 30, 2007 and December 31, 2006	4
	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,009,459	$1,024,144	$3,214,693	$3,062,082

Salaries, wages and benefits	599,049	567,716	1,805,648	1,669,980
Supplies	109,900	168,379	472,656	494,817
Rent	88,085	78,458	261,030	215,364
Other operating expenses	194,049	168,683	554,070	499,077
Other income	(3,201)	–	(3,201)	–
Depreciation and amortization	30,916	30,808	89,506	86,236
Interest expense	5,014	4,667	11,301	10,849
Investment income	(3,785)	(3,528)	(11,235)	(10,661)

	1,020,027	1,015,183	3,179,775	2,965,662

Income (loss) from continuing operations before income taxes	(10,568)	8,961	34,918	96,420
Provision (benefit) for income taxes	(1,510)	4,397	17,808	41,143

Income (loss) from continuing operations	(9,058)	4,564	17,110	55,277
Discontinued operations, net of income taxes:
Income (loss) from operations	(4)	(1,752)	(3,304)	1,318
Gain (loss) on divestiture of operations	–	126	(76,968)	(25)

Net income (loss)	$(9,062)	$2,938	$(63,162)	$56,570

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.23)	$0.12	$0.43	$1.41
Discontinued operations:
Income (loss) from operations	–	(0.05)	(0.08)	0.04
Gain (loss) on divestiture of operations	–	–	(1.96)	–

Net income (loss)	$(0.23)	$0.07	$(1.61)	$1.45

Diluted:
Income (loss) from continuing operations	$(0.23)	$0.11	$0.42	$1.34
Discontinued operations:
Income (loss) from operations	–	(0.04)	(0.08)	0.03
Gain (loss) on divestiture of operations	–	–	(1.90)	–

Net income (loss)	$(0.23)	$0.07	$(1.56)	$1.37

Shares used in computing earnings (loss) per common share:
Basic	39,013	39,014	39,271	39,104
Diluted	39,013	39,769	40,522	41,300

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,629	$20,857
Cash – restricted	5,213	5,757
Insurance subsidiary investments	222,696	227,865
Accounts receivable less allowance for loss of $38,462 – September 30, 2007 and $62,064 – December 31, 2006	637,839	588,166
Inventories	21,209	49,533
Deferred tax assets	87,951	62,512
Income taxes	14,376	10,652
Other	25,759	28,106

	1,032,672	993,448

Property and equipment	1,057,170	1,027,112
Accumulated depreciation	(514,277)	(475,882)

	542,893	551,230

Goodwill	62,219	107,852
Intangible assets less accumulated amortization of $3,290 – September 30, 2007 and $6,925 – December 31, 2006	77,990	117,345
Assets held for sale	75,767	9,113
Insurance subsidiary investments	51,530	52,977
Deferred tax assets	121,472	96,252
Other	73,530	87,910

	$2,038,073	$2,016,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,575	$158,085
Salaries, wages and other compensation	277,979	280,039
Due to third party payors	48,575	27,784
Professional liability risks	66,325	65,497
Other accrued liabilities	99,254	75,522
Long-term debt due within one year	75	71

	657,783	606,998

Long-term debt	235,033	130,090
Professional liability risks	194,882	184,749
Deferred credits and other liabilities	108,337	98,712

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,284 shares – September 30, 2007 and 39,978 shares – December 31, 2006	9,571	9,994
Capital in excess of par value	785,414	793,054
Accumulated other comprehensive income	2,423	1,246
Retained earnings	44,630	191,284

	842,038	995,578

	$2,038,073	$2,016,127

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,062)	$2,938	$(63,162)	$56,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,916	32,673	92,019	91,566
Amortization of stock-based compensation costs	19,547	4,397	27,699	14,360
Provision for doubtful accounts	6,612	10,024	23,494	28,913
Deferred income taxes	(2,129)	657	(17,044)	(14,280)
(Gain) loss on divestiture of discontinued operations	–	(126)	76,968	25
Other	(650)	(2,868)	(2,165)	(4,317)
Change in operating assets and liabilities:
Accounts receivable	(84,996)	(56,219)	(130,424)	(182,053)
Inventories and other assets	16,413	(4,679)	13,503	(14,691)
Accounts payable	9,700	(60)	(6,914)	5,979
Income taxes	(14,216)	(16,189)	12,865	3,491
Due to third party payors	16,403	8,731	20,791	1,775
Other accrued liabilities	31,601	43,500	53,101	53,681

Net cash provided by operating activities	20,139	22,779	100,731	41,019

Cash flows from investing activities:
Purchase of property and equipment	(54,256)	(37,719)	(133,012)	(99,754)
Acquisitions	(22,850)	(11,086)	(238,104)	(134,667)
Sale of assets	1,786	205	81,692	10,510
Purchase of insurance subsidiary investments	(22,484)	(81,207)	(114,363)	(165,487)
Sale of insurance subsidiary investments	28,559	82,725	126,843	177,609
Net change in insurance subsidiary cash and cash equivalents	(7,798)	1,185	(3,117)	(4,288)
Net change in other investments	500	(1,101)	514	743
Other	(3,851)	(2,033)	(7,274)	927

Net cash used in investing activities	(80,394)	(49,031)	(286,821)	(214,407)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	413,500	402,800	1,289,300	1,058,100
Repayment of borrowings under revolving credit	(430,500)	(372,100)	(1,184,300)	(884,800)
Repayment of long-term debt	(18)	(321)	(53)	(3,294)
Payment of deferred financing costs	(1,752)	(223)	(2,058)	(1,170)
Proceeds from borrowing related to spin-off transaction	125,000	–	125,000	–
Issuance of common stock	302	178	10,050	143,366
Repurchase of common stock	(49,997)	–	(49,997)	(194,310)
Other	3,790	(5,763)	(5,080)	(14,570)

Net cash provided by financing activities	60,325	24,571	182,862	103,322

Change in cash and cash equivalents	70	(1,681)	(3,228)	(70,066)
Cash and cash equivalents at beginning of period	17,559	15,035	20,857	83,420

Cash and cash equivalents at end of period	$17,629	$13,354	$17,629	$13,354

Supplemental information:
Interest payments	$4,548	$2,340	$10,777	$7,467
Income tax payments	14,000	18,833	17,399	52,758

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At September 30, 2007, the Company’s hospital division operated 83 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 228 nursing centers in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the spin-off of its institutional pharmacy business. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

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

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(9,062)	$2,938	$(63,162)	$56,570
Net unrealized investment gains, net of income taxes	716	846	1,177	743

Comprehensive income (loss)	$(8,346)	$3,784	$(61,985)	$57,313

Other information

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These changes did not have any impact on the Company’s financial position, results of operations or liquidity.

NOTE 2 – SPIN-OFF TRANSACTION

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation (“AmerisourceBergen”) to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”). Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which remained with the Company. Immediately after the Spin-off Transaction, the stockholders of the Company and AmerisourceBergen each held approximately 50 percent of the outstanding common stock of PharMerica.

For accounting purposes, the assets and liabilities of KPS were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS will no longer be included in the operating results of the Company. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of KPS will not be reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS will continue to be included in the historical continuing operations of the Company.

In addition to the pharmacy services contracts noted above, the Company and PharMerica also entered into new agreements for information systems services, transition services and certain tax matters. The Company recorded $3.2 million in other income in the third quarter of 2007 related to the information systems and transition services agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – SPIN-OFF TRANSACTION (Continued)

A summary of the net assets of KPS which were transferred to PharMerica in the Spin-off Transaction follows (in thousands):

Assets:
Current assets	$140,934
Property and equipment, net	24,008
Goodwill	45,819
Intangible assets, net	35,655
Other long-term assets	19,370	$265,786

Liabilities:
Current liabilities	$56,024
Long-term debt	125,000
Other long-term liabilities	4,542	185,566

		$80,220

The net assets transferred by the Company were recorded as a reduction to retained earnings during the third quarter of 2007.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the divestiture of unprofitable businesses discussed in Note 1 has been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2007, the Company held for sale 20 nursing centers and one LTAC hospital.

Facility dispositions

On June 29, 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contain 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $10 million for the year ended December 31, 2006.

The Company intends to complete the divestiture of most of the Ventas Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Ventas Facilities and the related operations. The Company recorded a pretax loss of $112.7 million ($69.3 million net of income taxes) during the nine months ended September 30, 2007 related to these planned divestitures. During the third quarter of 2007, the Company sold one of the Ventas Facilities for approximately $1.8 million.

On January 31, 2007, the Company acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Facility dispositions (Continued)

except for one hospital which has an expiration date of January 31, 2022. During the nine months ended September 30, 2007, the Company sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million.

In addition, the Company terminated a nursing center lease with another landlord during the nine months ended September 30, 2007. The Company recorded a pretax loss related to these divestitures of $13.4 million ($8.2 million net of income taxes) during the nine months ended September 30, 2007.

Discontinued operations summary

Discontinued operations included favorable pretax adjustments of $0.4 million for the third quarter of 2006 and $17.3 million for the nine months ended September 30, 2006 resulting from a change in estimate for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$38,920	$61,406	$128,565	$182,960

Salaries, wages and benefits	22,553	32,930	71,913	99,572
Supplies	2,381	3,683	7,878	11,552
Rent	74	5,279	6,160	17,590
Other operating expenses	13,920	20,500	45,471	46,780
Depreciation	–	1,865	2,513	5,330
Interest expense	1	–	5	1
Investment income	(2)	(3)	(3)	(9)

	38,927	64,254	133,937	180,816

Income (loss) from operations before income taxes	(7)	(2,848)	(5,372)	2,144
Income tax provision (benefit)	(3)	(1,096)	(2,068)	826

Income (loss) from operations	(4)	(1,752)	(3,304)	1,318
Gain (loss) on divestiture of operations, net of income taxes	–	126	(76,968)	(25)

	$(4)	$(1,626)	$(80,272)	$1,293

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Hospital division:
Hospitals	$3,677	$4,792	$11,470	$15,160
Ancillary services	–	1	–	2

	3,677	4,793	11,470	15,162
Health services division	35,243	56,613	117,095	167,798

	$38,920	$61,406	$128,565	$182,960

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations summary (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating income (loss):
Hospital division:
Hospitals	$486	$1,363	$2,018	$2,638
Ancillary services	–	1	–	1

	486	1,364	2,018	2,639
Health services division	(420)	2,929	1,285	22,417

	$66	$4,293	$3,303	$25,056

Rent:
Hospital division:
Hospitals	$7	$295	$523	$1,307
Ancillary services	–	–	–	–

	7	295	523	1,307
Health services division	67	4,984	5,637	16,283

	$74	$5,279	$6,160	$17,590

Depreciation:
Hospital division:
Hospitals	$–	$221	$198	$632
Ancillary services	–	–	–	–

	–	221	198	632
Health services division	–	1,644	2,315	4,698

	$–	$1,865	$2,513	$5,330

A summary of the net assets held for sale follows (in thousands):

	September 30, 2007	December 31, 2006
Long-term assets:
Property and equipment, net	$75,184	$8,802
Other	583	311

	75,767	9,113
Current liabilities (included in other accrued liabilities)	(2,430)	(1,376)

	$73,337	$7,737

NOTE 4 – SIGNIFICANT QUARTERLY ITEMS

Operating results for the third quarter of 2007 included a non-cash pretax charge of $17.7 million for compensation costs resulting from the Spin-off Transaction (primarily related to the revaluation of stock options adjusted in the Spin-off Transaction and the vesting of certain stock-based and other compensation), a pretax charge of $3.9 million for professional fees and other costs incurred in connection with the Spin-off Transaction and a pretax charge of $0.9 million for employee severance costs. In addition, the provision for income taxes

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – SIGNIFICANT QUARTERLY ITEMS (Continued)

included a net charge of $2.2 million related to income tax items associated with the Spin-off Transaction and the favorable resolution of certain income tax contingencies for prior years.

Operating results for the third quarter of 2006 included pretax income of $1.3 million related to an insurance recovery and a favorable adjustment of a prior year tax dispute, and a pretax charge of $3.5 million for costs incurred in connection with the Spin-off Transaction and the rent reset issue with Ventas. Third quarter 2006 results also included a charge of $0.6 million related to a change in estimate of the Company’s annual effective income tax rate.

Operating results for the nine months ended September 30, 2007 included a pretax charge of $10.8 million for professional fees and other costs incurred in connection with the Spin-off Transaction and a pretax charge of $4.3 million for employee severance costs. The Company also recorded a pretax charge of $4.6 million related to an unfavorable judgment rendered in connection with a civil dispute with a hospital vendor. In addition, operating results for the nine months ended September 30, 2007 included pretax income of $5.5 million related to a favorable settlement of a rehabilitation therapy contract dispute from prior years.

Operating results for the nine months ended September 30, 2006 included a $1.3 million pretax gain from an institutional pharmacy joint venture transaction, a pretax charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs in the Company’s rehabilitation division, a $3.0 million pretax charge in connection with the settlement of a prior year tax dispute, and a pretax charge of $4.3 million for costs related to investment banking services and the rent reset issue with Ventas.

Operating results for the nine months ended September 30, 2006 included pretax income of $6.1 million related to the favorable settlement of prior year hospital Medicare cost reports.

NOTE 5 – ACQUISITIONS

In February 2006, the Company acquired the operations of the LTAC hospitals, skilled nursing facilities and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Transaction”). The Commonwealth Transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Transaction aggregated $31.7 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. The net cash paid through September 30, 2007 includes approximately $7 million of contingent consideration to be held in escrow through February 2008 in accordance with the acquisition agreement. The Company has asserted various claims against the sellers under the acquisition agreement that may result in changes in the allocation of the purchase price.

A summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,645
Fair value of liabilities assumed	(6,991)

Net cash paid through September 30, 2006	123,654
Additional payment of transaction costs	48

Net cash paid through September 30, 2007	$123,702

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – ACQUISITIONS (Continued)

The pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006 follows (in thousands, except per share amounts):

Nine months ended September 30, 2006
Revenues	$3,101,873
Income from continuing operations	55,303
Net income	56,596
Earnings per common share:
Basic:
Income from continuing operations	$1.41
Net income	$1.45
Diluted:
Income from continuing operations	$1.34
Net income	$1.37

Pro forma financial data have been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Transaction for the period presented.

On July 31, 2007, the Company acquired a combined nursing center and assisted living facility for $20.3 million. Goodwill recorded in connection with the acquisition aggregated $0.7 million. The purchase price also included acquired identifiable intangible assets totaling $0.2 million that will be amortized over approximately ten years.

During the third quarter of 2006, the Company acquired three institutional pharmacies for an aggregate cost of $15.3 million. These three pharmacies were included in the net assets of KPS, which were transferred to PharMerica in the Spin-off Transaction.

The purchase prices of these acquired businesses resulted from negotiations with each of the sellers and were based upon both the historical and expected future cash flows of the respective businesses.

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Medicare	$433,427	$463,939	$1,455,793	$1,437,600
Medicaid	274,577	268,693	823,648	778,714
Private and other	373,670	380,642	1,198,701	1,107,332

	1,081,674	1,113,274	3,478,142	3,323,646
Eliminations:
Rehabilitation	(59,721)	(54,394)	(177,889)	(160,163)
Pharmacy	(12,494)	(34,736)	(85,560)	(101,401)

	(72,215)	(89,130)	(263,449)	(261,564)

	$1,009,459	$1,024,144	$3,214,693	$3,062,082

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Earnings (loss):
Income (loss) from continuing operations	$(9,058)	$4,564	$17,110	$55,277
Discontinued operations, net of income taxes:
Income (loss) from operations	(4)	(1,752)	(3,304)	1,318
Gain (loss) on divestiture of operations	–	126	(76,968)	(25)

Net income (loss)	$(9,062)	$2,938	$(63,162)	$56,570

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,013	39,014	39,271	39,104
Dilutive effect of certain securities:
Warrants	–	–	–	1,497
Employee stock options	–	514	844	435
Non-vested restricted stock	–	241	407	264

Adjusted weighted average shares outstanding – diluted computation	39,013	39,769	40,522	41,300

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.23)	$0.12	$0.43	$1.41
Discontinued operations:
Income (loss) from operations	–	(0.05)	(0.08)	0.04
Gain (loss) on divestiture of operations	–	–	(1.96)	–

Net income (loss)	$(0.23)	$0.07	$(1.61)	$1.45

Diluted:
Income (loss) from continuing operations	$(0.23)	$0.11	$0.42	$1.34
Discontinued operations:
Income (loss) from operations	–	(0.04)	(0.08)	0.03
Gain (loss) on divestiture of operations	–	–	(1.90)	–

Net income (loss)	$(0.23)	$0.07	$(1.56)	$1.37

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	2,611	2,186	128	2,137

As a result of the loss from continuing operations reported by the Company in the third quarter of 2007, approximately 880,000 incremental shares have been excluded from the calculation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA

At September 30, 2007, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Hospital division	$427,199	$402,884	$1,324,478	$1,264,940
Health services division	508,191	463,944	1,490,225	1,349,582
Rehabilitation division	88,284	76,003	257,328	221,541
Pharmacy division	58,000	170,443	406,111	487,583

	1,081,674	1,113,274	3,478,142	3,323,646
Eliminations:
Rehabilitation	(59,721)	(54,394)	(177,889)	(160,163)
Pharmacy	(12,494)	(34,736)	(85,560)	(101,401)

	(72,215)	(89,130)	(263,449)	(261,564)

	$1,009,459	$1,024,144	$3,214,693	$3,062,082

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$82,566	$73,890	$268,010	$281,632
Health services division	75,166	59,784	208,788	170,459
Rehabilitation division	8,309	8,857	27,450	21,549
Pharmacy division	431	16,152	17,557	48,020
Corporate:
Overhead	(54,954)	(37,683)	(131,254)	(118,274)
Insurance subsidiary	(1,856)	(1,634)	(5,031)	(5,178)

	(56,810)	(39,317)	(136,285)	(123,452)

Operating income	109,662	119,366	385,520	398,208
Rent	(88,085)	(78,458)	(261,030)	(215,364)
Depreciation and amortization	(30,916)	(30,808)	(89,506)	(86,236)
Interest, net	(1,229)	(1,139)	(66)	(188)

Income (loss) from continuing operations before income taxes	(10,568)	8,961	34,918	96,420
Provision (benefit) for income taxes	(1,510)	4,397	17,808	41,143

	$(9,058)	$4,564	$17,110	$55,277

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Rent:
Hospital division	$36,001	$31,950	$106,778	$87,183
Health services division	50,078	44,053	146,302	121,214
Rehabilitation division	1,180	932	3,382	2,698
Pharmacy division	740	1,448	4,325	4,044
Corporate	86	75	243	225

	$88,085	$78,458	$261,030	$215,364

Depreciation and amortization:
Hospital division	$11,156	$12,142	$30,266	$34,496
Health services division	13,284	9,949	36,090	27,661
Rehabilitation division	284	127	793	322
Pharmacy division	934	2,594	6,510	6,248
Corporate	5,258	5,996	15,847	17,509

	$30,916	$30,808	$89,506	$86,236

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$23,505	$16,535	$70,179	$46,005
Health services division	13,908	12,849	31,064	29,225
Rehabilitation division	385	146	756	295
Pharmacy division	790	2,581	4,115	6,857
Corporate:
Information systems	4,668	5,376	14,890	16,848
Other	11,000	232	12,008	524

	$54,256	$37,719	$133,012	$99,754

	September 30, 2007	December 31, 2006
Assets at end of period:
Hospital division	$842,244	$762,943
Health services division	528,149	427,376
Rehabilitation division	23,630	10,621
Pharmacy division	–	225,684
Corporate	644,050	589,503

	$2,038,073	$2,016,127

Goodwill:
Hospital division	$61,550	$62,613
Health services division	669	–
Pharmacy division	–	45,239

	$62,219	$107,852

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon third party actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Note 3.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Professional liability:
Continuing operations	$7,600	$12,313	$38,415	$46,567
Discontinued operations	3,717	4,092	10,187	(3,508)
Workers compensation:
Continuing operations	$8,996	$8,469	$30,444	$31,149
Discontinued operations	521	776	1,716	2,911

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2007			December 31, 2006
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$112,001	$110,695	$222,696	$158,245	$69,620	$227,865
Reinsurance recoverables	2,300	–	2,300	2,291	–	2,291

	114,301	110,695	224,996	160,536	69,620	230,156
Non-current:
Insurance subsidiary investments	51,530	–	51,530	52,977	–	52,977
Reinsurance recoverables	6,368	–	6,368	8,565	–	8,565
Deposits	6,250	1,452	7,702	7,250	1,507	8,757
Other	–	273	273	–	275	275

	64,148	1,725	65,873	68,792	1,782	70,574

	$178,449	$112,420	$290,869	$229,328	$71,402	$300,730

Liabilities:
Allowance for insurance risks:
Current	$66,325	$26,409	$92,734	$65,497	$27,920	$93,417
Non-current	194,882	62,213	257,095	184,749	56,971	241,720

	$261,207	$88,622	$349,829	$250,246	$84,891	$335,137

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon third party actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $273.4 million at September 30, 2007 and $262.9 million at December 31, 2006.

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10 – LONG-TERM DEBT

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

Interest rates under the amended and restated revolving credit facility are based, at the Company’s option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the amended and restated revolving credit facility represents a decrease of 75 basis points from the previous pricing.

Outstanding borrowings under the revolving credit facility were $234 million at September 30, 2007.

NOTE 11 – CAPITAL STOCK

On August 7, 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allows for repurchases of up to $50 million of common stock during 2007 and the remainder during 2008. During the third quarter of 2007, the Company expended $50 million to purchase approximately 2.6 million shares of its common stock. The Company intends to finance any additional repurchases from operating cash flows or from borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

NOTE 12 – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12 – INCOME TAXES (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits were $7.4 million. The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. As of January 1, 2007, the Company had $2.1 million of accrued interest related to uncertain tax positions. To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted.

During the third quarter of 2007, the Company reduced its unrecognized tax benefits and related accrued interest by $3.6 million. The deferred tax asset associated with unrecognized tax benefits also was reduced by $1.3 million. As of September 30, 2007, the Company’s unrecognized tax benefits totaled $4.5 million and accrued interest related to uncertain tax positions totaled $1.4 million.

The federal statute of limitations remains open for tax years 2000 through 2006. The Internal Revenue Service is currently examining the 2004 and 2005 tax years.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

Within the next year, the statutes of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction in the Company’s income tax liability of up to approximately $2 million for unrecognized income tax benefits and up to $1 million of accrued interest is reasonably possible and may favorably impact the Company’s financial position and results of operations.

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

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In addition, the Company is a party to a tax matters agreement with PharMerica with respect to the Company’s rights and obligations related to taxes for periods before and after the Spin-off Transaction.

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

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnifications generally are initiated by a breach of the terms of a contract or by a third party claim or event.

NOTE 14 – SUBSEQUENT EVENT

On October 10, 2007, the Company acquired the real estate of seven previously leased nursing centers for approximately $102 million. The purchase price was financed by $98 million in borrowings under the Company’s revolving credit facility and $4 million in previously funded leasehold and escrow deposits. The annual rents associated with these facilities approximated $8.4 million. The Company will continue to operate these nursing centers.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master leases with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s ability to complete the resale of the Ventas Facilities,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

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

General

The quarterly items discussed in Note 4 and the business segment data in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At September 30, 2007, the Company’s hospital division operated 83 LTAC hospitals (6,495 licensed beds) in 24 states. The Company’s health services division operated 228 nursing centers (29,204 licensed beds) in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the Spin-off Transaction. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Critical Accounting Policies (Continued)

Revenue recognition (Continued)

charges, discounted charges or per diem payments. Net patient service revenue is recorded at the estimated net realizable amounts from Medicare, Medicaid, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

Operating results for the nine months ended September 30, 2006 included pretax income of $6 million related to the favorable settlement of prior year hospital Medicare cost reports.

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

The provision for doubtful accounts totaled $6 million and $9 million for the third quarter of 2007 and 2006, respectively, and totaled $21 million and $26 million for the nine months ended September 30, 2007 and 2006, respectively.

Allowances for insurance risks

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon third party actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon third party actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

aggregated $261 million at September 30, 2007 and $250 million at December 31, 2006. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $273 million at September 30, 2007 and $263 million at December 31, 2006.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $34 million during the nine months ended September 30, 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2007 would impact the Company’s operating income by approximately $3 million. The Company recorded favorable pretax adjustments of approximately $0.4 million and $17 million for the third quarter and nine months ended September 30, 2006, respectively, resulting from a change in estimate for professional liability reserves related to prior years (included in discontinued operations).

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $8 million and $12 million for the third quarter of 2007 and 2006, respectively, and $39 million and $47 million for the nine months ended September 30, 2007 and 2006, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $89 million at September 30, 2007 and $85 million at December 31, 2006. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $8 million for the third quarter of both 2007 and 2006, and $30 million and $31 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company’s effective income tax rate was 14.3% and 49.1% in the third quarter of 2007 and 2006, respectively, and 51.0% and 42.7% for the nine months ended September 30, 2007 and 2006, respectively. The

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

effective income tax rate in the third quarter and nine months ended September 30, 2007 was negatively impacted by certain non-deductible expenses associated with the Spin-off Transaction. In addition, during the same periods of 2007, the effective income tax rate was favorably impacted by $2 million related to the favorable resolution of certain income tax contingencies for prior years. Operating results in the third quarter of 2006 included a charge of approximately $1 million related to a change in estimate of the Company’s annual effective income tax rate.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent the realizability of the deferred tax assets is uncertain. The Company recognized deferred tax assets totaling $209 million at September 30, 2007 and $159 million at December 31, 2006.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions. See Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to ten years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 6% to $428 million in the third quarter of 2007 and 5% to $1.3 billion for the nine months ended September 30, 2007 compared to the same periods in 2006. Revenue growth in both periods was primarily a result of growth in non-government admissions, new hospital development and, for the nine months ended September 30, 2007, the Commonwealth hospitals. On a same-store basis, revenues increased 5% and 3% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Revenues associated with the Commonwealth hospitals approximated $26 million and $28 million in the third quarter of 2007 and 2006, respectively, and approximated $81 million and $68 million for the nine months ended September 30, 2007 and 2006, respectively.

Aggregate admissions rose 5% and 4% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, while non-government admissions grew 24% and 20% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. On a same-store basis, admissions grew 3% and 1% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Hospital wage and benefit costs increased 3% to $196 million in the third quarter of 2007 and 6% to $599 million for the nine months ended September 30, 2007 compared to the same periods in 2006. Average hourly wage rates grew 1% and 3% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, while employee benefit costs increased 6% for both the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006.

Professional liability costs were $3 million and $5 million in the third quarter of 2007 and 2006, respectively, and $13 million and $16 million for the nine months ended September 30, 2007 and 2006, respectively.

During the past few years, the Company’s hospitals have been negatively affected by Medicare reimbursement reductions. In an attempt to mitigate these revenue reductions, the Company has adopted an operating strategy to increase the volume of admissions related to managed care and commercial insurance and improve the operating efficiencies of certain administrative functions in its hospitals.

Hospital operating income increased 12% to $83 million in the third quarter of 2007 and declined 5% to $268 million for the nine months ended September 30, 2007 compared to the same periods of 2006. The increase in operating income for the third quarter of 2007 was primarily a result of growth in non-government patient volumes and operating efficiencies associated with volume growth. The decline in hospital operating income for the nine months ended September 30, 2007 was primarily a result of lower Medicare patient volumes and lower Medicare and non-government reimbursement rates. Aggregate operating costs per patient day increased 1% in both the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006. Operating income associated with the Commonwealth hospitals in the third quarter of 2007 was break-even compared to operating income of $1 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, the Commonwealth hospitals reported operating income of $1 million and $5 million, respectively.

Health Services Division

Revenues increased 10% to $508 million in the third quarter of 2007 and 10% to $1.5 billion for the nine months ended September 30, 2007 compared to the same periods in 2006 primarily as a result of generally

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health Services Division (Continued)

favorable reimbursement rates, new nursing center development and the Commonwealth nursing centers. Aggregate patient days increased 3% and 4% in the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. On a same-store basis, aggregate revenues increased 4% in both the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006, while aggregate patient days were relatively unchanged in both the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006. Revenues associated with the Commonwealth nursing centers approximated $33 million and $32 million in the third quarter of 2007 and 2006, respectively, and approximated $99 million and $73 million for the nine months ended September 30, 2007 and 2006, respectively.

Nursing center wage and benefit costs increased 8% to $267 million in the third quarter of 2007 and 9% to $781 million for the nine months ended September 30, 2007 compared to the same periods in 2006. Average hourly wage rates grew 5% for both the third quarter and nine months ended September 30, 2007 compared to the same periods in 2006, while employee benefit costs increased 9% and 8% in the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Professional liability costs were $5 million and $7 million in the third quarter of 2007 and 2006, respectively, and $25 million and $30 million for the nine months ended September 30, 2007 and 2006, respectively.

Nursing center operating income increased 26% to $75 million in the third quarter of 2007 and 22% to $209 million for the nine months ended September 30, 2007 compared to the same periods in 2006. Operating income increased in both periods of 2007 primarily due to improved reimbursement rates and increases in patient days, particularly non-government patient days. Aggregate operating costs per patient day increased 4% and 5% for the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Operating income associated with the Commonwealth nursing centers approximated $5 million and $3 million in the third quarter of 2007 and 2006, respectively, and $14 million and $7 million for the nine months ended September 30, 2007 and 2006, respectively.

Rehabilitation Division

Revenues increased 16% to $88 million in the third quarter of 2007 and 16% to $257 million for the nine months ended September 30, 2007 compared to the same periods in 2006. The increase in revenues in both periods of 2007 was primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $28 million and $22 million in the third quarter of 2007 and 2006, respectively, and $79 million and $61 million for the nine months ended September 30, 2007 and 2006, respectively.

Operating income declined 6% in the third quarter of 2007 and increased 27% to $27 million for the nine months ended September 30, 2007 compared to the same periods in 2006. Operating income for the third quarter of 2007 was negatively impacted by labor inefficiencies related to the growth in new customers. Operating income for the nine months ended September 30, 2007 was favorably impacted by growth in revenues and increased therapist productivity compared to the same period in 2006. Operating income for the nine months ended September 30, 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the third quarter of 2007 included the results of the pharmacy division for one month.

For accounting purposes, the pharmacy division will not be treated as a discontinued operation in the Company’s historical consolidated financial statements. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $55 million and $131 million in the third quarter and nine months ended September 30, 2007, respectively, compared to $38 million and $118 million for the same periods in 2006. As previously discussed in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, corporate overhead included certain items related primarily to the Spin-off Transaction. Excluding these items, corporate overhead as a percentage of consolidated revenues totaled 3.5% and 3.4% in the third quarter and nine months ended September 30, 2007, respectively, compared to 3.5% and 3.6% in the same periods in 2006.

Corporate expenses included the operating losses of the Company’s limited purpose insurance subsidiary of $2 million and $5 million in the third quarter and nine months ended September 30, 2007, respectively, compared to $1 million and $5 million for the same periods in 2006.

Capital Costs

Rent expense increased 12% to $88 million in the third quarter of 2007 and 21% to $261 million for the nine months ended September 30, 2007 compared to the same periods in 2006. A substantial portion of the increase resulted from the Ventas rent reset under the Ventas master leases, contractual inflation increases, growth in the number of leased facilities and other development and acquisition activities. The Ventas rent reset, which became effective July 19, 2006, increased rent expense by approximately $1 million and $19 million in the third quarter and nine months ended September 30, 2007, respectively, compared to the same periods in 2006.

Depreciation and amortization expense was $31 million in the third quarter of both 2007 and 2006 and increased 4% to $90 million for the nine months ended September 30, 2007 from $86 million in the same period in 2006. The increase for the nine months ended September 30, 2007 was primarily the result of the Company’s development and acquisition activities and its ongoing capital expenditure program.

Interest expense approximated $5 million in the third quarter of both 2007 and 2006 and approximated $11 million for both nine-month periods ended September 30, 2007 and 2006.

Investment income, related primarily to the Company’s insurance subsidiary investments, approximated $4 million in the third quarter of both 2007 and 2006 and approximated $11 million for both nine-month periods ended September 30, 2007 and 2006.

Consolidated Results

The loss from continuing operations before income taxes was $10 million in the third quarter of 2007 compared to income from continuing operations before income taxes of $8 million in the same period in 2006. Income from continuing operations before income taxes was $35 million for the nine months ended

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated Results (Continued)

September 30, 2007 compared to $96 million in the same period in 2006. Net loss from continuing operations was $9 million in the third quarter of 2007 compared to net income from continuing operations of $4 million in the same period in 2006. Net income from continuing operations was $17 million for the nine months ended September 30, 2007 compared to $55 million in the same period in 2006.

Discontinued Operations

For the third quarter of 2007, the Company reported break-even results from discontinued operations compared to a net loss of $1 million in the third quarter of 2006. For the nine months ended September 30, 2007, the net loss was $3 million compared to net income of $2 million for the same period in 2006. Net income from discontinued operations included favorable pretax adjustments of $0.4 million and $17 million for the third quarter and nine months ended September 30, 2006, respectively, resulting from a change in estimate for professional liability reserves related to prior years. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company recorded a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) for the nine months ended September 30, 2007 related to the Facility Acquisitions and the planned divestiture of the Ventas Facilities.

The Company recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) for the nine months ended September 30, 2007.

See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Cash flows provided by operations (including discontinued operations) aggregated $101 million for the nine months ended September 30, 2007 compared to $41 million for the same period in 2006. The increase in operating cash flows for the nine months ended September 30, 2007 resulted primarily from improved collections in accounts receivable and a lower level of income tax payments compared to the same period in 2006. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance acquisitions and development activities.

Cash and cash equivalents totaled $18 million at September 30, 2007 compared to $21 million at December 31, 2006. Based upon the Company’s existing cash levels, expected operating cash flows, capital spending (including planned acquisitions) and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Long-term debt at September 30, 2007 aggregated $235 million. The Company expects to continue to utilize its revolving credit facility in 2007 to fund working capital and development activities. The Company was in compliance with the terms of its revolving credit facility at September 30, 2007.

On January 31, 2007, the Company paid $37 million to complete the HCP Transaction. The Company also divested the 11 nursing centers acquired in the HCP Transaction during the first nine months of 2007 and received proceeds of $78 million which were used to repay borrowings under the Company’s revolving credit facility.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $37 million and $34 million during the nine months

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

ended September 30, 2007 and 2006, respectively, from its limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

On June 29, 2007, the Company paid approximately $176 million to complete the Facility Acquisitions with borrowings under the Company’s revolving credit facility. The Company intends to complete the divestiture of most of the Ventas Facilities by December 31, 2007. The Company expects to generate between $80 million and $90 million in proceeds from the sale of the Ventas Facilities and the related operations. During the third quarter of 2007, the Company sold one of the Ventas Facilities for approximately $2 million. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

Interest rates under the amended and restated revolving credit facility are based, at the Company’s option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the amended and restated revolving credit facility represents a decrease of 75 basis points from the previous pricing.

Outstanding borrowings under the revolving credit facility were $234 million at September 30, 2007.

As discussed in Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements, immediately prior to the Spin-off Transaction KPS incurred $125 million of bank debt, the proceeds of which remained with the Company. The Company used the proceeds to reduce outstanding borrowings under the Company’s revolving credit facility.

On August 7, 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allows for repurchases of up to $50 million of common stock during 2007 and the remainder during 2008. During the third quarter of 2007, the Company expended $50 million to purchase approximately 2.6 million shares of its common stock. The Company intends to finance any additional repurchases from operating cash flows or from borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

Capital Resources

Excluding acquisitions, capital expenditures totaled $133 million for the nine months ended September 30, 2007 compared to $100 million for the same period in 2006. Capital expenditures (excluding the Facility Acquisitions and other acquisitions) could approximate $175 million to $200 million in 2007. Management believes that its capital expenditure program is adequate to improve and equip existing facilities and complete its construction in progress. The Company’s capital expenditure program is financed generally through the use of internally generated funds and borrowings under its revolving credit facility. At September 30, 2007, the estimated cost to complete and equip construction in progress approximated $104 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

On July 31, 2007, the Company acquired a combined nursing center and assisted living facility for approximately $20 million and on September 5, 2007, the Company acquired a hospital for $3 million which was previously leased. These acquisitions were financed through borrowings under the Company’s revolving credit facility.

On October 10, 2007, the Company acquired the real estate of seven previously leased nursing centers for approximately $102 million. The purchase price was financed by $98 million in borrowings under the Company’s revolving credit facility and $4 million in previously funded leasehold and escrow deposits. The annual rents associated with these facilities approximated $8 million. The Company will continue to operate these nursing centers.

The terms of the Company’s revolving credit facility include certain covenants that limit the Company’s acquisitions and annual capital expenditures. At September 30, 2007, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $473 million.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

Under the Final Rule, the 25% threshold would be phased in over three years. Hospitals having fiscal years beginning on or after July 1, 2007 and before October 1, 2007, including most of the Company’s hospitals, will have their admission cap initially established at the lesser of 75% of Medicare referrals or the actual percentage of Medicare referrals received from a primary referral source for that hospital in the base year of 2005. For most of the Company’s hospitals, this initial first year cap began on September 1, 2007. Beginning on September 1, 2008, the cap would be reduced to the lesser of 50% of Medicare referrals or the actual percentage of Medicare referrals for that hospital in the 2005 base year. The fully phased-in cap of 25% would apply to most of the Company’s hospitals after September 1, 2009.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs.” This new MS-LTC-DRG system replaces the current diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS states that MS-LTC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights.

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

In August 2006, CMS issued the final rule to reweight LTAC DRGs, among other things, which became effective on October 1, 2006 for the Company. CMS estimated that the effect of this rule would decrease Medicare reimbursements to LTAC hospitals by an additional 1.3%. The revised LTAC DRG reweighting is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$997,124	$1,040,814	$1,024,144	$1,067,970	$1,108,989	$1,096,245	$1,009,459

Salaries, wages and benefits	540,980	561,284	567,716	573,126	603,552	603,047	599,049
Supplies	161,125	165,313	168,379	181,509	181,635	181,121	109,900
Rent	65,671	71,235	78,458	82,299	84,672	88,273	88,085
Other operating expenses	162,185	168,209	168,683	170,405	182,434	177,587	194,049
Other income	–	–	–	–	–	–	(3,201)
Depreciation and amortization	26,764	28,664	30,808	31,186	28,202	30,388	30,916
Interest expense	2,649	3,533	4,667	3,071	3,595	2,692	5,014
Investment income	(3,690)	(3,443)	(3,528)	(3,834)	(3,833)	(3,617)	(3,785)

	955,684	994,795	1,015,183	1,037,762	1,080,257	1,079,491	1,020,027

Income (loss) from continuing operations before income taxes	41,440	46,019	8,961	30,208	28,732	16,754	(10,568)
Provision (benefit) for income taxes	17,191	19,555	4,397	8,822	12,207	7,111	(1,510)

Income (loss) from continuing operations	24,249	26,464	4,564	21,386	16,525	9,643	(9,058)
Discontinued operations, net of income taxes:
Income (loss) from operations	(447)	3,517	(1,752)	762	(1,426)	(1,874)	(4)
Gain (loss) on divestiture of operations	157	(308)	126	(7)	(7,266)	(69,702)	–

Net income (loss)	$23,959	$29,673	$2,938	$22,141	$7,833	$(61,933)	$(9,062)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.66	$0.64	$0.12	$0.55	$0.42	$0.24	$(0.23)
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.05)	0.02	(0.03)	(0.05)	–
Gain (loss) on divestiture of operations	–	(0.01)	–	–	(0.19)	(1.76)	–

Net income (loss)	$0.65	$0.71	$0.07	$0.57	$0.20	$(1.57)	$(0.23)

Diluted:
Income (loss) from continuing operations	$0.59	$0.62	$0.11	$0.54	$0.41	$0.24	$(0.23)
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.04)	0.02	(0.03)	(0.05)	–
Gain (loss) on divestiture of operations	–	(0.01)	–	–	(0.18)	(1.71)	–

Net income (loss)	$0.58	$0.69	$0.07	$0.56	$0.20	$(1.52)	$(0.23)

Shares used in computing earnings (loss) per common share:
Basic	36,576	41,695	39,014	39,120	39,212	39,591	39,013
Diluted	41,091	42,956	39,769	39,784	39,997	40,645	39,013

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$426,269	$435,787	$402,884	$445,730	$459,806	$437,473	$427,199
Health services division	426,602	459,036	463,944	469,738	485,635	496,399	508,191
Rehabilitation division	71,162	74,376	76,003	78,565	83,756	85,288	88,284
Pharmacy division	157,214	159,926	170,443	165,025	174,704	173,407	58,000

	1,081,247	1,129,125	1,113,274	1,159,058	1,203,901	1,192,567	1,081,674
Eliminations:
Rehabilitation	(51,321)	(54,448)	(54,394)	(55,374)	(58,917)	(59,251)	(59,721)
Pharmacy	(32,802)	(33,863)	(34,736)	(35,714)	(35,995)	(37,071)	(12,494)

	(84,123)	(88,311)	(89,130)	(91,088)	(94,912)	(96,322)	(72,215)

	$997,124	$1,040,814	$1,024,144	$1,067,970	$1,108,989	$1,096,245	$1,009,459

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$102,970	$104,772	$73,890	$103,113	$99,748	$85,696	$82,566	(a)
Health services division	48,077	62,598	59,784	71,393	61,669	71,953	75,166	(a)
Rehabilitation division	4,239	8,453	8,857	8,813	10,044	9,097	8,309
Pharmacy division	16,729	15,139	16,152	441	9,243	7,883	431	(b)
Corporate:
Overhead	(37,334)	(43,257)	(37,683)	(38,883)	(37,794)	(38,506)	(54,954	)(a,b,c)
Insurance subsidiary	(1,847)	(1,697)	(1,634)	(1,947)	(1,542)	(1,633)	(1,856)

	(39,181)	(44,954)	(39,317)	(40,830)	(39,336)	(40,139)	(56,810)

Operating income	132,834	146,008	119,366	142,930	141,368	134,490	109,662
Rent	(65,671)	(71,235)	(78,458)	(82,299)	(84,672)	(88,273)	(88,085)
Depreciation and amortization	(26,764)	(28,664)	(30,808)	(31,186)	(28,202)	(30,388)	(30,916)
Interest, net	1,041	(90)	(1,139)	763	238	925	(1,229)

Income (loss) from continuing operations before income taxes	41,440	46,019	8,961	30,208	28,732	16,754	(10,568)
Provision (benefit) for income taxes	17,191	19,555	4,397	8,822	12,207	7,111	(1,510	) (d)

	$24,249	$26,464	$4,564	$21,386	$16,525	$9,643	$(9,058)

(a)	Includes employee severance costs of $0.7 million (hospital division), $0.1 million (health services division) and $0.1 million (corporate overhead).
(b)	Includes professional fees and other costs incurred in connection with the Spin-off Transaction of $1.8 million (pharmacy division) and $2.1 million (corporate overhead).
(c)	Includes a non-cash charge of $17.7 million for compensation costs resulting from the Spin-off Transaction (primarily related to the revaluation of stock options adjusted in the Spin-off Transaction and the vesting of certain stock-based compensation ($15.6 million) and other compensation ($2.1 million)).
(d)	Includes a net charge of $2.2 million related to income tax items associated with the Spin-off Transaction ($4.5 million) and the favorable resolution of certain income tax contingencies for prior years ($2.3 million).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$26,134	$29,099	$31,950	$33,903	$34,648	$36,129	$36,001
Health services division	37,310	39,851	44,053	45,799	47,239	48,985	50,078
Rehabilitation division	869	897	932	999	1,069	1,133	1,180
Pharmacy division	1,280	1,316	1,448	1,510	1,642	1,943	740
Corporate	78	72	75	88	74	83	86

	$65,671	$71,235	$78,458	$82,299	$84,672	$88,273	$88,085

Depreciation and amortization:
Hospital division	$10,902	$11,452	$12,142	$11,789	$9,083	$10,027	$11,156
Health services division	8,410	9,302	9,949	10,590	10,981	11,825	13,284
Rehabilitation division	80	115	127	211	236	273	284
Pharmacy division	1,797	1,857	2,594	2,587	2,816	2,760	934
Corporate	5,575	5,938	5,996	6,009	5,086	5,503	5,258

	$26,764	$28,664	$30,808	$31,186	$28,202	$30,388	$30,916

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$15,365	$14,105	$16,535	$24,149	$20,765	$25,909	$23,505
Health services division	5,225	11,151	12,849	12,004	6,696	10,460	13,908
Rehabilitation division	19	130	146	308	118	253	385
Pharmacy division	2,057	2,219	2,581	2,994	1,712	1,613	790
Corporate:
Information systems	2,514	8,958	5,376	11,298	4,457	5,765	4,668
Other	115	177	232	567	274	734	11,000

	$25,295	$36,740	$37,719	$51,320	$34,022	$44,734	$54,256

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	79	79	79	80	81	81	83
Number of licensed beds	6,127	6,143	6,139	6,199	6,319	6,378	6,495
Revenue mix % (a):
Medicare	64	62	60	58	60	58	56
Medicaid	7	9	10	13	10	10	11
Private and other	29	29	30	29	30	32	33
Admissions:
Medicare	7,729	7,278	6,912	7,403	7,745	7,160	6,884
Medicaid	913	1,018	1,031	1,023	1,067	1,021	1,115
Private and other	1,903	1,944	1,874	1,980	2,278	2,249	2,330

	10,545	10,240	9,817	10,406	11,090	10,430	10,329

Admissions mix %:
Medicare	73	71	70	71	70	69	67
Medicaid	9	10	11	10	10	10	11
Private and other	18	19	19	19	20	21	22
Patient days:
Medicare	209,795	209,644	198,213	212,602	213,622	205,545	196,927
Medicaid	37,608	50,155	51,658	53,650	53,346	52,286	52,548
Private and other	65,772	70,440	71,425	75,549	83,292	85,941	85,214

	313,175	330,239	321,296	341,801	350,260	343,772	334,689

Average length of stay:
Medicare	27.1	28.8	28.7	28.7	27.6	28.7	28.6
Medicaid	41.2	49.3	50.1	52.4	50.0	51.2	47.1
Private and other	34.6	36.2	38.1	38.2	36.6	38.2	36.6
Weighted average	29.7	32.2	32.7	32.8	31.6	33.0	32.4
Revenues per admission (a):
Medicare	$35,182	$36,959	$34,788	$35,156	$35,532	$35,373	$34,837
Medicaid	34,196	40,107	40,599	54,035	42,911	44,265	40,719
Private and other	64,701	64,801	64,338	65,753	60,940	61,807	60,936
Weighted average	40,424	42,557	41,040	42,834	41,461	41,944	41,359
Revenues per patient day (a):
Medicare	$1,296	$1,283	$1,213	$1,224	$1,288	$1,232	$1,218
Medicaid	830	814	810	1,030	858	864	864
Private and other	1,872	1,788	1,688	1,723	1,667	1,617	1,666
Weighted average	1,361	1,319	1,254	1,304	1,313	1,272	1,277

Medicare case mix index (discharged patients only)	1.11	1.12	1.11	1.06	1.11	1.10	1.09

Average daily census	3,480	3,629	3,492	3,715	3,892	3,778	3,638
Occupancy %	66.1	64.2	62.0	65.9	68.4	65.6	61.6

(a)	Includes income related to certain Medicare reimbursement issues of $1.8 million in the first quarter of 2006, $4.3 million in the second quarter of 2006 and $2.3 million in the fourth quarter of 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2006 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	215	215	215	215	223	223	224
Managed	5	5	5	5	4	4	4

	220	220	220	220	227	227	228

Number of licensed beds:
Owned or leased	27,573	27,583	27,583	27,568	28,481	28,477	28,719
Managed	605	605	605	605	485	485	485

	28,178	28,188	28,188	28,173	28,966	28,962	29,204

Revenue mix %:
Medicare	36	35	33	34	35	35	34
Medicaid	45	46	47	46	44	44	44
Private and other	19	19	20	20	21	21	22

Patient days (excludes managed facilities):
Medicare	367,955	387,950	367,674	371,975	389,354	390,142	382,527
Medicaid	1,347,751	1,413,797	1,442,757	1,434,336	1,405,392	1,417,578	1,441,273
Private and other	370,701	403,844	426,256	426,115	432,145	448,605	478,831

	2,086,407	2,205,591	2,236,687	2,232,426	2,226,891	2,256,325	2,302,631

Patient day mix %:
Medicare	18	18	16	17	18	17	17
Medicaid	64	64	65	64	63	63	62
Private and other	18	18	19	19	19	20	21

Revenues per patient day:
Medicare Part A	$378	$379	$382	$399	$406	$408	$408
Total Medicare (including Part B)	413	412	420	436	442	444	445
Medicaid	144	148	150	150	152	153	156
Private and other	218	221	220	218	231	237	237
Weighted average	204	208	208	210	218	220	221

Average daily census	23,182	24,237	24,312	24,266	24,743	24,795	25,029
Occupancy %	87.9	88.3	88.5	88.4	88.2	87.4	87.8

Rehabilitation data:
Revenue mix %:
Company-operated	78	78	75	74	74	69	68
Non-affiliated	22	22	25	26	26	31	32

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/07
	2007	2008	2009	2010	2011	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$18	$76	$81	$86	$91	$556	$908	$859
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (a)	$–	$–	$–	$–	$–	$234,200	$234,200	$234,200

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
Month #1 (July 1 – July 31)	–	$–	–	$–

Month #2 (August 1 – August 31)	1,361,800	19.68	1,361,800	73,231,834

Month #3 (September 1 – September 30)	1,197,000	19.24	1,197,000	50,003,356

Total	2,558,800	$19.45	2,558,800	$50,003,356

(1)	On August 7, 2007, the Company’s Board of Directors authorized up to $100 million in repurchases of its common stock. Under this authorization, share repurchases could be made through open market purchases as well as private transactions. The authorization allows for repurchases of up to $50 million of common stock during 2007 and the remainder during 2008.

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1	*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation.

10.1		Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, and General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents.

10.2		Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated.

31		Rule 13a-14(a)/15d-14(a) Certifications.

32		Section 1350 Certifications.

*	The Company will furnish supplementally to the SEC on request a copy of any omitted exhibit or annex.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 8, 2007	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 8, 2007	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer