Form 10-K
period 2007-12-31
KINDRED HEALTHCARE, INC
filed 2008-02-28
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment of this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 29, 2007, was approximately $915,415,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of January 31, 2008, there were 38,343,534 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At December 31, 2007, our hospital division operated 84 long-term acute care (“LTAC”) hospitals (6,567 licensed beds) in 24 states. Our health services division operated 228 nursing centers (29,106 licensed beds) in 27 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Spin-Off Transaction.    On July 31, 2007, we completed the spin-off of our former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation (“AmerisourceBergen”) to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”). Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us. Immediately after the Spin-off Transaction, our stockholders and the stockholders of AmerisourceBergen each held approximately 50 percent of the outstanding common stock of PharMerica.

For accounting purposes, the assets and liabilities of KPS were eliminated from our balance sheet effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS were no longer included in our operating results. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of KPS are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in our historical continuing operations.

In addition to the pharmacy services contracts noted above, we also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters.

Commonwealth Transaction.    In February 2006, we acquired the operations of the LTAC hospitals, nursing centers and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (collectively, “Commonwealth”) for a total purchase price of $124 million in cash (the “Commonwealth Transaction”).

The Commonwealth Transaction included five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 hospital beds. Three of these hospitals also operate co-located sub-acute units and skilled nursing units with a total of 168 beds. In addition, we acquired the operations of nine nursing centers containing 1,316 beds and four assisted living facilities with a total of 215 beds. Two of these assisted living facilities share campuses with a Commonwealth nursing center. In the transaction, we also acquired the right to develop 95 additional LTAC hospital beds in Massachusetts. All of these facilities are located in Massachusetts except for two freestanding assisted living facilities located in Maine.

Spin-off from Ventas.    On May 1, 1998, Ventas, Inc. (“Ventas”) completed the spin-off of its healthcare operations to its stockholders through the distribution of our former common stock. Ventas retained ownership of substantially all of its real property and leases a portion of such real property to us. In anticipation of the spin-off from Ventas, we were incorporated on March 27, 1998 as a Delaware corporation. For accounting purposes, the consolidated historical financial statements of Ventas became our historical financial statements following the spin-off.

Risk Factors.    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See “Item 1A – Risk Factors.”

Discontinued Operations

In recent years, we have completed certain strategic divestitures to improve our future operating results. In June 2007, we purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas for $171.5 million (the “Facility Acquisitions”). In addition, we paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $4 million for 2007 and $10 million each for 2006 and 2005.

During 2007, we sold 14 of the Ventas Facilities for approximately $67 million. We intend to complete the divestiture of the remaining Ventas Facilities during 2008. We expect to generate between $13 million and $23 million in proceeds from the sale of the remaining Ventas Facilities and the related operations. We recorded a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to these planned divestitures.

In January 2007, we acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by us for resale in exchange for the real estate related to three hospitals previously owned by us (the “HCP Transaction”). As part of the HCP Transaction, we continue to operate these hospitals under a long-term lease arrangement with HCP. In addition, we paid HCP a one-time cash payment of approximately $36 million. We also amended our existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

During 2007, we sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. These 11 nursing centers, which contained 1,754 licensed beds, generated pretax losses of approximately $4 million for 2007, $1 million for 2006 and $4 million for 2005. In addition, we terminated a nursing center lease with another landlord during 2007. We recorded a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

During 2005, we disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center. The pretax loss associated with these transactions totaled $6.6 million ($4.1 million net of income taxes).

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into three operating divisions: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 84 hospitals with 6,567 licensed beds located in 24 states as of December 31, 2007. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2007 revenues of approximately $1.8 billion (before eliminations). As a result of our commitment to the LTAC hospital business, we have developed a comprehensive program of care for medically complex patients which allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery, laboratory and X-ray.

In our hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to our hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebral vascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2007, the average length of stay for patients in our hospitals was approximately 32 days. Approximately 62% of our hospital patients are over 65 years old.

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

Effective July 1, 2004, we reorganized substantially all of our hospital pharmacy and rehabilitation departments by transferring the related personnel and operations to our former pharmacy division and our rehabilitation division, respectively (the “Hospital Services Reorganization”). The historical operating results of our hospital, pharmacy and rehabilitation services segments were not restated to conform with this business realignment.

Regulatory Developments

The Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”) became effective for cost reporting periods after December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital or upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under the Long-Term Acute Care Prospective Payment System (“LTAC PPS”);

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

(9)	a three-year period during which LTAC hospitals that are co-located with an urban single hospital or a hospital that generates more than 25% of the Medicare discharges in a metropolitan statistical area (“MSA Dominant hospital”) may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS; and

(10)	the elimination of the July 1, 2007 market basket increase in the standard federal payment rate of 0.71%, effective for discharges occurring on or after April 1, 2008.

The SCHIP Extension Act also extends the Medicare Part B therapy cap exception process until June 30, 2008. See “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement.”

On May 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”) issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

The 2007 Final Rule reduced our hospital Medicare revenues by approximately $21 million in the second half of 2007, including the effect of a lower than expected market basket increase.

The 2007 Final Rule expanded the so-called “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located within another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid the LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act has placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. See “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs.” This new MS-LTC-DRG system replaces the previous diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS states that MS-LTC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights. For more information regarding reimbursement for our hospitals, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

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

•	promoting best practices through our hospitals and standardizing products and services to promote better care,

•

maintaining a strategic outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys,

•

maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals (the “Joint Commission”),

•

engaging quality councils at the divisional, group, district and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division,

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

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based upon the clinical needs of each hospital’s patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in census,

•	increasing the standardization of operating processes, procedures and equipment,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	managing pharmacy costs through the use of a medication control program and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, tax and information systems, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•

Freestanding Hospitals – At December 31, 2007, we operated 67 freestanding hospitals (5,845 licensed beds). During 2007, we opened four new freestanding hospitals and one replacement hospital which added a total of 261 LTAC hospital beds and 39 sub-acute beds. We currently have five freestanding hospitals under development which will add 249 LTAC hospital beds and 30 sub-acute beds. Pursuant to the SCHIP Extension Act, a three-year moratorium has been imposed on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development. All of the freestanding hospitals that we currently have under development are exempt from the three-year moratorium established by the SCHIP Extension Act.

•

Growing Through Selective Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. In 2006, we completed the Commonwealth Transaction, which added six hospitals in Massachusetts with a total of 646 licensed beds.

•	Sub-Acute Development – We are well positioned to develop sub-acute units in several of our hospitals to promote higher quality care and take advantage of unused capacity. We currently operate five sub-acute units with 212 beds and we have three hospital-based sub-acute units with 118 beds currently under development.

•

Cluster Market Development – We are increasingly focused on the opportunities available to us in markets where we operate multiple hospitals or which have affiliated nursing centers. These cluster markets present opportunities to collaborate between our hospitals and nursing centers by sharing clinical expertise and sales and marketing resources. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings.

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals within the host hospital (“HIH”). Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These HIHs also receive patients from general short-term acute care hospitals other than the host hospital. At December 31, 2007, we operated 17 HIHs with 722 licensed beds. We have two HIHs under development which will add 79 licensed beds, which are exempt from the three-year moratorium established by the SCHIP Extension Act.

Expanding Program Development.    We are a leading provider of long-term acute care to patients with pulmonary dysfunctions. In addition, we have developed and continue to expand other inpatient and outpatient service areas such as wound care, post-surgical care, acute rehabilitation and pain management where we believe opportunities exist to position our hospitals as centers of excellence in given markets. We intend to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services. We also intend to expand our sub-acute programs in selected markets.

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

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2007	2006	2005
Revenues	$1,772,272	$1,710,670	$1,592,998
Operating income	$362,199	$384,745	$416,423
Hospitals in operation at end of period	84	80	73
Licensed beds at end of period	6,567	6,199	5,474
Admissions	42,876	41,008	37,861
Patient days	1,382,201	1,306,511	1,148,818
Revenues per admission	$41,335	$41,715	$42,075
Revenues per patient day	$1,282	$1,309	$1,387
Average daily census	3,787	3,579	3,147
Average length of stay	32.2	31.9	30.3
Occupancy %	64.9	64.5	60.4
Assets at end of period	$846,429	$762,943	$560,767

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. A reconciliation of “operating income” to our consolidated results of operations is included in note 8 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period.

Sources of Hospital Revenues

The hospital division receives payment for its hospital services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as Medicare Advantage, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital admissions, patient days and revenues derived from the payor sources indicated:

Year ended December 31,	Medicare			Medicaid			Medicare Advantage (a)			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2007	68%	60%	58%	10%	15%	10%	4%	4%	4%	18%	21%	28%
2006	71	63	61	10	15	10				19	22	29
2005	75	70	67	9	10	6				16	20	27

(a)	Data not available prior to April 1, 2007.

For the year ended December 31, 2007, revenues of the hospital division totaled approximately $1.8 billion or 39% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2007:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	217	–	2	2	4
California	885	5	5	1	11
Colorado	68	–	1	–	1
Florida (1)	615	–	6	2	8
Georgia (1)	72	–	–	1	1
Illinois (1)	545	–	4	1	5
Indiana	119	–	1	1	2
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	755	–	2	6	8
Missouri (1)	265	–	2	1	3
Nevada	184	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	250	–	–	3	3
Oklahoma	93	–	1	1	2
Pennsylvania	393	2	2	3	7
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	852	2	6	4	12
Virginia (1)	60	–	–	1	1
Washington (1)	80	1	–	–	1
Wisconsin	62	–	–	1	1

Totals	6,567	11	38	35	84

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

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

The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission. The purposes of this internal review process are to (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

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

A hospital chief executive officer or administrator supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital or network of hospitals also employs a chief financial officer who monitors the financial matters of the hospital or network. Within selected markets having a significant concentration of hospitals, administrative functions such as billing and collections may be shared to improve efficiency. In addition, each hospital or network of hospitals employs a chief clinical officer to oversee the clinical operations and a director of quality management to oversee our quality assurance programs. We provide centralized services in the areas of information systems design and development, training, reimbursement expertise, legal advice, tax, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency and allows hospital staff to focus more attention on patient care.

A division president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into an east group and a west group, each headed by an executive vice president of the division who reports to the division president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

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

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the LTAC hospital business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the LTAC market with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective care through the operation of a national network of 228 nursing centers (29,106 licensed beds) located in 27 states. We are the largest publicly held operator of nursing centers in the United States based upon our fiscal 2007 revenues of approximately $2.0 billion (before eliminations). Through our nursing centers, we provide patients and residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers are increasingly more acutely ill and require a more extensive level of care. This is particularly true with our Medicare population. To appropriately care for a more frail and unstable population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners and improving clinical case management through the employment of clinical case managers.

At a number of our nursing centers, we offer specialized programs for residents suffering from Alzheimer’s disease and other dementias through our Reflections units. We have developed specific certification criteria for these units. These are discrete units operated by teams of professionals that are dedicated to addressing the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia based upon the specialization and size of our program. We also have developed transitional care units at several of our facilities. These discrete units typically consist of 12 to 36 beds offering skilled nursing services and physical, occupational and speech therapy to patients recovering from conditions such as joint replacement surgery and cardiac and respiratory ailments.

We also monitor and enhance the quality of care and customer service at our nursing centers through the use of performance improvement committees as well as family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physicians serve on these committees as medical directors and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each facility to promote quality care and customer service.

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

Health Services Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our census and enhance our payor mix. We have employed several initiatives to improve the quality of our services and to address the needs of a more acute patient population. The principal elements of our health services division strategy are:

Providing Quality, Clinical-Based Services.    The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services and enhance our ability to care for complex and higher acuity residents, we pursue initiatives to:

•	improve recruitment, retention, management development, succession planning and employee satisfaction,

•	expand the involvement of our medical directors and increase the use of nurse practitioners,

•	expand our therapy services, wound care, complex medical care and palliative care programs to improve our ability to care for a more acute patient population,

•	improve our processes to monitor and promote our resident care objectives and align financial incentives with quality care and customer service goals,

•	increase the number of our transitional care and sub-acute units to treat patients with rehabilitation and complex medical needs,

•	improve our Reflections units to care for residents with Alzheimer’s disease and other dementias,

•	maximize quality outcomes by implementing the collaborative advice and recommendations of the chief medical officer, senior nursing staff and rehabilitation therapists, and

•

implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center executive directors, clinical liaisons, admissions coordinators and/or other facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our divisional, regional and district marketing staffs. To better promote our services we are:

•	concentrating our sales and marketing resources toward our transitional care, sub-acute and Alzheimer’s units,

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources and promoting our value proposition,

•	expanding the number of clinical liaisons and admission coordinators and implementing community outreach programs,

•	focusing on improving the recruiting, training and retention of sales and marketing personnel, and

•

increasingly focusing on the opportunities available to us in markets where we operate multiple nursing centers or which have affiliated hospitals. These cluster markets present opportunities to collaborate between our nursing centers and hospitals by sharing clinical expertise and sales and marketing resources. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high-quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we strive to:

•	increase our average occupancy levels, which leverages our revenues over the fixed costs associated with operating our nursing centers,

•	centralize administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhance our quality assurance, risk management and liability claims defense initiatives to address professional liability and worker’s compensation costs, and

•	continue to upgrade our management information systems to aid in financial and clinical reporting and improve billing and collections.

Repositioning Nursing Center Assets.    The health services division continually seeks ways to improve its existing portfolio. To reposition our nursing center portfolio, we have:

•	divested 34 nursing centers with approximately 5,000 beds in the last three years,

•	plans to divest in 2008 the remaining seven under-performing nursing centers acquired as part of the Facility Acquisitions,

•

entered into new leases for eight nursing centers, containing 910 licensed beds, in the San Francisco market, and acquired one nursing center/assisted living facility containing 160 skilled nursing beds and 82 assisted living beds in 2007,

•	acquired 11 nursing centers concentrated in Massachusetts as part of the Commonwealth Transaction in 2006,

•	expanded our sub-acute and transitional care units, and

•	made significant capital investments to improve our existing facilities.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2007	2006	2005
Revenues	$2,014,786	$1,819,320	$1,645,130
Operating income	$296,749	$241,852	$210,943
Nursing centers in operation at end of period:
Owned or leased	224	215	204
Managed	4	5	5
Licensed beds at end of period:
Owned or leased	28,621	27,568	25,804
Managed	485	605	605
Patient days (a)	9,095,099	8,761,111	8,203,089
Revenues per patient day (a)	$222	$208	$201
Average daily census (a)	24,918	24,003	22,474
Occupancy % (a)	87.8	88.3	87.1
Assets at end of period	$550,525	$427,376	$385,864

(a)	Excludes managed facilities.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these three categories significantly affect the profitability of our nursing center operations. Although higher acuity patients and residents generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2007	17%	34%	63%	44%	20%	22%
2006	17	34	64	46	19	20
2005	17	34	66	48	17	18

For the year ended December 31, 2007, revenues of the health services division totaled approximately $2.0 billion or 44% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2007:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	474	–	2	1	–	3
Arizona	723	–	4	1	–	5
California	2,825	4	9	11	–	24
Colorado	464	–	4	–	–	4
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	549	–	4	–	–	4
Idaho	767	1	7	–	–	8
Indiana	3,726	7	13	4	–	24
Kentucky (1)	1,595	1	10	2	–	13
Maine (1)	751	–	8	–	–	8
Massachusetts (1)	4,961	–	26	12	3	41
Missouri (1)	240	–	–	2	–	2
Montana (1)	331	–	2	–	–	2
Nevada	180	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,169	–	16	3	–	19
Ohio (1)	1,870	2	9	2	–	13
Oregon (1)	254	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Utah	620	–	5	–	–	5
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	678	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	451	–	4	–	–	4

Totals	29,106	15	165	44	4	228

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the type of care provided by the nursing center. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our facilities with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance, accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies and permits facility staff to focus on the delivery of quality care.

Our health services division is managed by a division president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the division president. The clinical issues and quality concerns of the health services division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our senior vice president of sales and marketing with assistance from our regional and district teams. Divisional, regional and/or district staff also support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance, and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by our clinical operations personnel as well as our performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit our nursing centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis which provide an opportunity for families to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote and improve quality resident care.

The health services division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care, with an orientation towards regulatory compliance.

Substantially all of our nursing centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, clinical services, safety, personnel, physical environment and adequacy of policies and procedures.

Health Services Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to such residents are based generally on fixed rates), there is substantial price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services primarily in long-term care settings, but our customers also include hospitals, school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers, including the hospitals and nursing centers that we operate. We provide rehabilitative services to 502 nursing centers, 87 hospitals and 55 other locations in 40 states under the name “Peoplefirst Rehabilitation.” Approximately 68% of the rehabilitation division’s revenues in 2007 were generated from contracts with our hospitals and nursing centers.

Our rehabilitation division employs approximately 7,600 therapists and had revenues of approximately $352 million (before eliminations) in 2007. We are organized into four geographic regions.

Our rehabilitation division provides contract therapy services, including physical, occupational and speech therapies, to residents and patients of nursing centers, assisted living facilities and hospitals. In addition to the standard physical, occupational and speech therapies, we provide specialized rehabilitation programs designed to meet the specific needs of the residents and patients we serve. Our specialized care programs are designed to address dementias and Alzheimer’s disease, wound care, pain management and pulmonary rehabilitation therapies. Other programs we offer include fall prevention and continence improvement.

We provide our customers with the clinical expertise necessary to facilitate positive outcomes for their residents and patients. Rehabilitation services provided to our customers include therapy record completion and documentation review, clinical audit processes, updates regarding regulatory changes and clinical care strategies. We also offer our customers various management services to strengthen their rehabilitation programs, including invoicing systems and a claims tracking system.

We believe that outsourcing therapy services allows our customers to fulfill the continuing need for the recruitment and retention of full-time and part-time therapists and offers our customers the ability to improve the quality of care provided to their residents and patients.

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

Maintaining Quality Care and Customer Satisfaction.    Our rehabilitation division is committed to providing effective and efficient care to the residents and patients of the nursing centers, hospitals and assisted living facilities that we serve. In this regard, we have taken the following measures to improve the operating efficiency of our customers and to enhance and maintain the quality of care provided to their residents and patients:

•	We have specialized programs to promote the quality initiatives of our customers, including Alzheimer’s disease and other dementia programs, pain management and orthopedic and neuro rehabilitation.

•	We promote the competencies of our therapists by providing extensive training and implementing best practices.

•	We take an integrated approach of delivering our services as a key member of the customer’s interdisciplinary care team and work to enhance our customer’s quality objectives.

•

We have developed a proprietary nationwide rehabilitation information system that allows us to access management and clinical reports which provide quality assurance measures, identify industry trends, track patient outcomes and streamline invoicing and reporting.

•	We have developed technology enhancements which enable our therapists to be more efficient and to improve our compliance with regulations pertaining to documentation.

Effective Recruiting and Retention of Qualified Therapists.    The healthcare industry is facing a shortage of qualified therapists. In order to provide the most effective and efficient care to the patients and residents we serve we must recruit and retain qualified therapists. We offer competitive incentive and recognition programs for our therapists and have increased our recruiting infrastructure to reduce open positions, decrease contract labor and improve productivity. We also promote continuing education opportunities to improve patient care and to enhance the personal knowledge, growth and satisfaction of our therapists and encourage their participation in a culture of quality and customer service.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the expansion of rehabilitation programs for the customers we currently serve and the development of additional external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We also believe opportunities exist for new program development in the sub-acute and wound care areas. We plan to increase our market share by demonstrating our value proposition that the quality clinical care and strong customer service provided by Peoplefirst Rehabilitation will enhance the quality and clinical objectives of our customers. We will continue to promote greater brand recognition of our Peoplefirst services by expanding our sales and marketing strategies and through the use of our Peoplefirst website.

Growing Through Selective Acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets. On October 1, 2007, we acquired a rehabilitation services business operating in the states of Maryland and Virginia which had 22 customer contracts under service and generated approximately $7 million in annual revenues.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues:
Company-operated	$239,740	$225,936	$200,187
Non-affiliated	112,657	74,170	62,586

	$352,397	$300,106	$262,773

Operating income	$34,526	$30,362	$32,052
Number of customer contracts:
Company-operated	326	330	317
Non-affiliated	318	229	209
Assets at end of period	$30,751	$10,621	$7,124

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for its services provided to residents and patients of the nursing centers, hospitals and assisted living facilities that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2007, revenues of the rehabilitation division totaled approximately $352 million or 8% of our total revenues (before eliminations). As a provider of services to other healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and price for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement,” “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2007:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	4	–	–	4	–
Arizona	4	–	6	2	–	10	2
California	11	–	25	3	–	36	3
Colorado	1	–	4	7	–	5	7
Connecticut	–	–	6	9	–	6	9
Delaware	–	–	–	1	–	–	1
Florida	8	–	–	47	5	8	52
Georgia	1	–	5	–	–	6	–
Iowa	–	–	–	1	–	–	1
Idaho	–	–	8	1	9	8	10
Illinois	5	–	–	19	3	5	22
Indiana	2	–	24	4	9	26	13
Kentucky	2	–	13	15	4	15	19
Louisiana	1	–	–	–	–	1	–
Maine	–	–	10	4	–	10	4
Maryland	–	–	–	11	–	–	11
Massachusetts	8	–	43	10	5	51	15
Michigan	1	–	–	–	–	1	–
Missouri	3	–	2	1	–	5	1
Montana	–	–	2	–	2	2	2
Nebraska	–	–	1	–	–	1	–
Nevada	3	–	2	2	1	5	3
New Hampshire	–	–	3	–	–	3	–
New Jersey	2	–	–	–	–	2	–
New Mexico	1	1	–	–	–	1	1
North Carolina	1	–	22	43	3	23	46
Ohio	3	1	13	20	6	16	27
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	–	–	2	–
Pennsylvania	7	–	1	10	–	8	10
Rhode Island	–	–	2	2	–	2	2
South Carolina	1	–	–	–	–	1	–
Tennessee	1	–	9	14	–	10	14
Texas	12	2	–	13	4	12	19
Utah	–	–	5	–	–	5	–
Vermont	–	–	2	3	–	2	3
Virginia	1	–	4	13	–	5	13
Washington	1	–	9	2	3	10	5
Wisconsin	1	–	12	2	–	13	2
Wyoming	–	–	4	–	1	4	1

Totals	83	4	243	259	55	326	318

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

Rehabilitation Division Management and Operations

We have five nursing center and four hospital regions determined predominantly by geography. Each of our rehabilitation programs has an on-site program manager who reports to an area rehabilitation director. The area director is responsible for the overall management of eight to 12 on-site managers. The area directors report to regional rehabilitation directors who report to their respective senior vice president or vice president of rehabilitation operations.

We provide our program staff with centralized information systems, federal and state reimbursement expertise, licensing support, as well as legal, finance, accounting and purchasing support. The centralization of these services improves operating efficiencies and permits program staff to focus on the delivery of high quality, medically appropriate rehabilitation services.

A division president and a chief financial officer manage our rehabilitation division. A vice president of rehabilitation clinical services manages the clinical education and quality issues for the division.

Rehabilitation Division Competition

In each geographic market that we serve, there are national, regional and local rehabilitation service providers that provide rehabilitation services comparable to those offered by us. Some of our competitors may have greater financial and other resources than us and may be more established in the markets in which we compete. In addition, many long-term care facilities and hospitals may not elect to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes on its reputation for providing quality service, pricing and clinical expertise.

MASTER LEASE AGREEMENTS

At December 31, 2007, we leased from Ventas and its affiliates 38 LTAC hospitals and 165 nursing centers under four master lease agreements (as amended, the “Master Lease Agreements”). Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged.

In April 2007, we entered into agreements with Ventas to purchase the Ventas Facilities and to renew the leases for an additional five years for 49 nursing centers (approximately 5,844 licensed beds) and eight LTAC hospitals (approximately 635 licensed beds) (collectively, the “Renewal Facilities”) that were scheduled to expire in April 2008. The existing rent payments and the annual escalators were not affected by the renewals. Ventas also agreed that it would not contest the Spin-off Transaction.

We completed the purchase of the Ventas Facilities for $171.5 million in June 2007. In addition, we paid Ventas a lease termination fee of $3.5 million. The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $4 million for 2007 and $10 million each for 2006 and 2005.

In connection with the purchase of the Ventas Facilities, we and Ventas agreed to amend the Master Lease Agreements, which became effective immediately. As amended, the Master Lease Agreements include, among other things, the following amendments:

•	We have an ongoing right to de-license 35% of the hospital beds in any hospital and 10% of the hospital beds in any Master Lease Agreement for conversion into skilled nursing care beds.

•

We are permitted to de-license 912 beds in 70 nursing centers, which will allow us to reduce multiple bed rooms and enhance the quality of life for our residents and improve the marketability of these facilities to Medicare, managed care and private pay patients and residents.

•

Insurance provisions have been modified (1) to expand the number of third party insurers that are permitted to insure our professional liability exposure and (2) to provide a one-time right for us to commute certain insurance policies that may result in the refund of insurance premiums for prior years.

•	Two lease renewal bundles contained in Master Lease Agreement No. 3 were combined.

•	Ventas obtained enhanced reporting and inspection rights.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the Securities and Exchange Commission (the “SEC”).

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately six to 20 leased properties. Under the Master Lease Agreements, the leases for 87 nursing centers and 22 LTAC hospitals (which are contained in ten renewal bundles) are scheduled to expire in April 2010 (the “2010 Leases”) and the leases for 29 nursing centers and eight LTAC hospitals (which are contained in four renewal bundles) are scheduled to expire in April 2013 (the “2013 Leases”). As noted above, the base term for the Renewal Facilities was initially set to expire in April 2008, but was renewed for an additional five-year term.

At our option, the 2010 Leases and 2013 Leases may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

After the first renewal, we may further extend the term of the 2010 Leases, the 2013 Leases and the Renewal Facilities for two additional five-year renewal terms beyond the first renewal term at the greater of the then existing rental rate plus the then existing escalation amount per annum or the then fair market value rental rate. The rental rate during the first renewal term and any additional renewal term in which rent due is based upon the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

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

Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $235 million. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $238 million for the year ended December 31, 2007, $214 million for the year ended December 31, 2006 and $188 million for the year ended December 31, 2005. In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements which increased the aggregate annual rents by approximately $33 million (including the Ventas Facilities) and became effective retroactively to July 19, 2006. The new aggregate annual rents were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under each of the Master Lease Agreements. As required, Ventas paid us a reset fee of approximately $4.6 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. In connection with the exercise of the rent reset by Ventas, the rent escalations were modified. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

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

Remedies for an Event of Default

Except as noted below, upon an Event of Default under one of the Master Lease Agreements, Ventas may, at its option, exercise the following remedies:

(1)    after not less than ten days notice to us, terminate the Master Lease Agreement to which such Event of Default relates, repossess any leased property, relet any leased property to a third party and require that we pay to Ventas, as liquidated damages, the net present value of the rent for the balance of the term, discounted at the prime rate,

(2)    without terminating the Master Lease Agreement to which such Event of Default relates, repossess the leased property and relet the leased property with us remaining liable under such Master Lease Agreement for all obligations to be performed by us thereunder, including the difference, if any, between the rent under such Master Lease Agreement and the rent payable as a result of the reletting of the leased property, and

(3)    seek any and all other rights and remedies available under law or in equity.

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

Assignment and Subletting

Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities for the purpose of the applicable facility’s primary intended use, (3) has a favorable business and operational reputation and character, and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. We may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

In addition, each Master Lease Agreement allows us to assign or sublease (a) without the consent of Ventas, 10% of the nursing center facilities in each Master Lease Agreement and (b) with Ventas’s consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke our Medicaid or Medicare certification or an authorization necessary to operate such leased property or (ii) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

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

GOVERNMENTAL REGULATION

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “– Hospital Division – Sources of Hospital Revenues,” “– Health Services Division – Sources of Nursing Center Revenues” and “– Rehabilitation Division – Sources of Rehabilitation Division Revenues.”

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

The Balanced Budget Act of 1997 (the “Balanced Budget Act”) also includes a number of anti-fraud and abuse provisions. The Balanced Budget Act contains additional civil monetary penalties for violations of the anti-kickback amendments discussed above and imposes an affirmative duty on healthcare providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

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

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadens the scope of existing fraud and abuse laws to include all health plans, whether or not they are reimbursed under federal programs. In addition, HIPAA also mandates the adoption of regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain education records and student medical records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil and/or criminal penalties if protected health information is improperly disclosed.

HIPAA’s security regulations require us to ensure the confidentiality, integrity, and availability of all electronic protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. The HIPAA unique health identifier standards require us to obtain and use national provider identifiers.

We believe we are in substantial compliance with the HIPAA regulations. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and/or civil sanctions. We cannot assure you that our compliance with the HIPAA regulations will not have a material adverse effect on our financial position, results of operations and liquidity.

Certificates of Need and State Licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 12 states and nursing centers in 18 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our hospitals or nursing centers, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

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

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2007, 82 hospitals operated by the hospital division were certified as Medicare LTAC providers, one hospital was certified as a Medicare short-term acute care provider and one hospital has a pending Medicare certification. In addition, 72 hospitals also were certified by their respective state Medicaid programs. A loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Accreditation by the Joint Commission.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2007, all of the hospitals operated by the hospital division were accredited by the Joint Commission or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may operate in the future.

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

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using medical severity diagnostic related groups (“MS-DRGs”). The MS-DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each MS-DRG, the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from the short-term prospective payment system.

Medicare Reimbursement of Long-term Acute Care Hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon a prospective payment system specifically for LTAC hospitals. Prior to October 2002, LTAC hospitals were reimbursed on a reasonable cost-based payment system.

LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the system used to pay short-term acute care hospitals. While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (a) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs, (3) the full MS-LTC-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under the short-term acute care inpatient payment system (“IPPS”) computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (b) MS-LTC-DRG fixed payment which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the MS-LTC-DRG reimbursement plus a fixed cost outlier threshold per discharge.

For discharges occurring on or after July 1, 2007 and before December 29, 2007, certain short-stay outlier cases having a length of stay less than or equal to a predetermined IPPS threshold were reimbursed based upon the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs, (3) the full MS-LTC-DRG payment, or (4) an amount comparable to what would otherwise be paid under IPPS. These very short-stay payment provisions were suspended for three years beginning with discharges on or after December 29, 2007, pursuant to the SCHIP Extension Act.

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

The SCHIP Extension Act became effective for cost reporting periods after December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital or upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

(9)	a three-year period during which LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single hospital or MSA Dominant hospital and still be paid according to LTAC PPS; and

(10)	the elimination of the July 1, 2007 market basket increase in the standard federal payment rate of 0.71%, effective for discharges occurring on or after April 1, 2008.

The SCHIP Extension Act also extends the Medicare Part B therapy cap exception process until June 30, 2008. See “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement.”

On May 1, 2007, CMS issued the 2007 Final Rule that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,738, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

The 2007 Final Rule reduced our hospital Medicare revenues by approximately $21 million in the second half of 2007, including the effect of a lower than expected market basket increase.

The 2007 Final Rule expanded the so-called “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located within another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act has placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals.

Under the 2007 Final Rule, the 25% threshold was to be phased in over three years. Hospitals having fiscal years beginning on or after July 1, 2007 and before July 1, 2008, including most of our hospitals, had their admission cap initially established at the lesser of 75% of Medicare referrals or the actual percentage of Medicare referrals received from a primary referral source for that hospital in the base year of 2005. For most of our hospitals, this initial first year cap began on September 1, 2007. Beginning on September 1, 2008, the cap would have been reduced to the lesser of 50% of Medicare referrals or the actual percentage of Medicare referrals for that hospital in the 2005 base year. The fully phased-in cap of 25% would have applied to most of our hospitals after September 1, 2009.

CMS has regulations governing payments to LTAC hospitals that are co-located within another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under IPPS.

Effective December 29, 2007, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for classifying patients into diagnostic categories called “MS-LTC-DRGs” for LTAC hospitals. This new MS-LTC-DRG system replaces the previous diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS states that MS-LTC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights.

On May 2, 2006, CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “2006 Hospital Medicare Rule”) that significantly reduced Medicare revenues to our hospitals associated with short-stay outliers and high cost outliers. The 2006 Hospital Medicare Rule also eliminated the annual market basket adjustment. The 2006 Hospital Medicare Rule became effective for discharges occurring after June 30, 2006. The 2006 Hospital Medicare Rule also extended until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates.

On August 1, 2005, CMS published the final rules related to the LTAC DRG weights and the geometric length-of-stay thresholds that took effect for hospital Medicare discharges occurring on or after October 1, 2005. In connection with the final rules, CMS estimated that these changes could result in an aggregate reduction in payments to LTAC hospitals of approximately 4.2%.

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

Private Payment – The hospital division seeks to maximize the number of private payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Private payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support.

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

Prior to the implementation of PPS, the costs of ancillary services were reimbursed under cost-based reimbursement rules. Various legislative and regulatory actions provided a measure of relief from the impact of the Balanced Budget Act. In April 2000, the Balanced Budget Refinement Act (the “BBRA”) implemented a 20% upward adjustment in the payment rates for the care of higher acuity patients. The 20% upward adjustment in the payment rates for the care of higher acuity patients under the BBRA remained in effect until a revised RUGs payment system was established by CMS. Nursing center revenues associated with the 20% upward adjustment approximated $35 million for the year ended December 31, 2005. On July 28, 2005, CMS published the final rules related to the revised RUGs payment system for nursing centers. Among other things, these rules provided for a 3.1% inflation update to all RUGs categories effective October 1, 2005. In addition, effective January 1, 2006, these rules increased the indexing of RUG categories, expanded the total RUG categories from 44 to 53 and eliminated the 20% payment add-on for the care of higher acuity patients that had been in effect since 2000 under the BBRA.

In December 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 (“BIPA”) was enacted. Among other things, BIPA extended the two-year moratorium on an outpatient therapy cap for nursing center patients under the BBRA through December 31, 2002. Except for the period from September 2003 through December 2003, the implementation of the therapy cap was delayed through calendar year 2005. On February 1, 2006, Congress passed the budget reconciliation package, or the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008.

On January 1, 2006, Medicare Part D implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual eligible patients have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of our nursing center patients whose drug costs were previously covered by state Medicaid programs are dual eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

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

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. The Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing center operations.

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. Provider tax plans are subject to approval by the federal government and were included as a provision in the Tax Relief and Health Care Act of 2006, codifying the maximum Medicaid provider tax rate at 5.5% through fiscal year 2011. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Private Payment – The health services division seeks to maximize the number of private payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Private payment residents typically have financial resources (including insurance coverages) to pay for their monthly services and do not rely on government programs for support.

Rehabilitation Division

General Regulations.    The rehabilitation division is subject to various federal and state regulations. Therapists and other healthcare professionals we employ are required to be individually licensed or certified under applicable state law. We take measures to ensure that our therapists and other healthcare professionals are properly licensed or certified. In addition, we require our therapists and other employees to participate in continuing education programs. The failure to obtain, maintain or renew required licenses or certifications by our therapists or our other healthcare professionals could adversely affect our operations, including our financial results.

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the antifraud and anti-kickback laws discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from practicing therapy services through therapists directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of Rehabilitation Division Reimbursement

The rehabilitation division receives payment for its services provided to patients and residents of the nursing centers, hospitals and assisted living facilities that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the type of service rendered.

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

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allows, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and could have a material adverse effect on our rehabilitation revenues and growth prospects.

ADDITIONAL INFORMATION

Employees

As of December 31, 2007, we had approximately 38,200 full-time and 14,300 part-time and per diem employees. We had approximately 2,900 unionized employees under 22 collective bargaining agreements as of December 31, 2007.

The healthcare industry currently is facing a shortage of qualified personnel, such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. As a result, we are experiencing challenges in recruiting and retaining qualified staff due to this high demand. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract nursing and therapy personnel. We may continue to experience increases in our labor costs primarily due to higher wages and benefit costs required to attract and retain qualified healthcare personnel. Our ability to control labor costs will significantly affect our future operating results.

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

You also may read or obtain copies of this information in person or by mail from the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our filings with the SEC also are available to the public on the SEC website at http://www.sec.gov, which contains reports, proxy and information statements and other information. You also may inspect reports, proxy statements and other information about us at the office of the NASD, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

Our filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments thereto, are available free of charge on our website, through a link to the SEC’s website, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, our corporate governance guidelines, code of conduct, and charters for our audit, compliance and quality, executive compensation, and nominating and governance committees of our board of directors are available on our website and upon request of our Corporate Secretary. Our website is www.kindredhealthcare.com. Information made available on our website is not a part of this document.

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

•

changes in the reimbursement rates or methods of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, Medicare Part D and changes in Medicare and Medicaid reimbursements for our nursing centers,

•	the impact of the SCHIP Extension Act, including the ability of our hospitals to adjust to potential LTAC certification and the three-year moratorium on future hospital development,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	our ability to control costs, particularly labor and employee benefit costs,

•

our ability to successfully pursue our development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability claims,

•	our ability to successfully dispose of unprofitable facilities, including the Ventas Facilities, and

•	our ability to ensure and maintain an effective system of internal controls over financial reporting.

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

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2007, we derived approximately 66% of our total revenues from the Medicare and Medicaid programs and approximately 34% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business.”

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

Healthcare reform could adversely affect the liquidity of our customers which would have an adverse effect on their ability to make timely payments to us for our products and services.

Healthcare reform and legislation may have an adverse effect on our business through decreasing funds available to our customers. Limitations or restrictions on Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. This inability could have a material adverse effect on our financial position, results of operations and liquidity.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a small number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our business could be materially and adversely affected.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our financial position, results of operations and liquidity.

We currently lease 38 of our hospitals and 165 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our financial position, results of operations and liquidity. See “Item 1 – Business – Master Lease Agreements.”

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

We insure a substantial portion of our professional liability risks primarily through a wholly owned limited purpose insurance subsidiary. The limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Effective January 1, 2003, the limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers has increased significantly and may continue to increase. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

In our rehabilitation division contracts, we generally indemnify our customers from claim denials associated with our services. From time to time, we may be subject to indemnification obligations under these contracts.

We also are subject to lawsuits under the federal False Claims Act and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by whistleblowers, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits and to the government programs.

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists and other healthcare professionals.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other important providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We may continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 57% of our consolidated revenues for the year ended December 31, 2007. Our ability to control labor costs will significantly affect our future operating results.

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

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness, including our revolving credit facility. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings under our revolving credit facility. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, our capital structure and our revolving credit facility:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets, and

•	require us to maintain a financial ratio at a specified level, thereby reducing our financial flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

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

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of, investments in, and strategic alliances with LTAC hospitals, nursing centers, rehabilitation operations and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions, investments and strategic alliances involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and information systems, and in realizing projected efficiencies and cost savings,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies,

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws,

•

difficulty in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or ability to access additional capital when needed, and

•	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

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

The inability or failure of management in the future to conclude that we maintain effective internal controls over financial reporting, or the inability of our independent auditor to issue a report of our internal controls over financial reporting, could have a material adverse effect on our financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal controls over financial reporting, and our independent auditor is also required to audit the effectiveness of our internal controls over financial reporting. Significant resources are required to establish that we are in full compliance with the financial reporting controls and procedures. If we fail to have, or management or our independent auditor is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our financial position, results of operations and liquidity.

Following the Spin-off Transaction, we are more highly leveraged and as a result, our ability to borrow and to invest our cash flows may be limited.

As a result of the Spin-off Transaction, we are a more highly leveraged business and have fewer financial resources as a result of the loss of the earnings associated with the KPS business. Our ability to satisfy our obligations and maintain profitability is solely dependent upon the performance of our three remaining businesses since we are not able to rely upon the financial resources of KPS.

If the Spin-off Transaction does not qualify as a tax-free transaction, tax could be imposed on us and our shareholders.

As a condition to closing the Spin-off Transaction, we received a private letter ruling from the Internal Revenue Service (the “IRS”) that the spin-off of KPS and the subsequent merger of KPS and distribution of PharMerica common stock qualifies for tax-free treatment to holders of our common stock (except with respect to cash received in lieu of a fractional share) and, generally, to us.

Though the IRS ruling has been received, the ruling does not address all of the issues that are relevant to determining whether the Spin-off Transaction will qualify for tax-free treatment because the IRS will not rule on certain issues. As a condition to closing, we received an opinion of counsel that the Spin-off Transaction generally qualifies for tax-free treatment to us and our shareholders. The opinion of counsel is intended to address certain of those matters that the ruling does not. The IRS ruling and opinion of counsel do not address, however, state, local or foreign tax consequences of the spin-off, merger and distribution of PharMerica common stock.

The IRS ruling and the opinion of counsel relied on representations, assumptions and undertakings made by us and PharMerica (and its subsidiaries), including representations and undertakings from PharMerica regarding the conduct of its business and other matters after the closing of the Spin-off Transaction. If such representations, assumptions or undertakings are incorrect, neither the IRS ruling nor the opinion of counsel would be valid. In addition, current law generally creates a presumption that the spin-off of KPS in the Spin-off Transaction would be taxable to us, but not to our shareholders, if PharMerica or its shareholders were to engage in certain transactions that result in a change in ownership of its stock during the four-year period beginning two years before the spin-off, unless it is established that the spin-off and such transactions were not part of a plan or series of related transactions to effect a change in ownership of the stock of PharMerica.

Furthermore, notwithstanding the IRS private letter ruling and the opinion of counsel, the IRS could determine that the Spin-off Transaction should be treated as a taxable transaction to us and our shareholders if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. If the spin-off of KPS in the Spin-off Transaction fails to qualify for tax-free treatment, the deemed receipt of shares of KPS will be treated as a taxable distribution to our shareholders. In addition, events occurring after the distribution of common stock of PharMerica could cause us to recognize a gain on the spin-off of KPS.

We may be required to satisfy certain indemnification obligations to PharMerica or may not be able to collect on indemnification rights from PharMerica.

Under the terms of the Spin-off Transaction, we indemnified PharMerica, and PharMerica indemnified us, for certain damages, liabilities and expenses resulting from a breach by the other of certain covenants contained in a master transaction agreement and other agreements entered into as part of the Spin-off Transaction.

These indemnification obligations could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we might be liable or for which we might seek payment. Our ability to satisfy these obligations will depend upon our future financial performance and other factors. Similarly, the ability of PharMerica to satisfy any such obligations to us will depend on its future financial performance and other factors. We cannot assure you that we will have the ability to satisfy any obligations to PharMerica or that PharMerica will have the ability to satisfy any obligations to us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

For information concerning the hospitals and nursing centers operated by us, see “Item 1 – Business – Hospital Division – Hospital Facilities,” “Item 1 – Business – Health Services Division – Nursing Center Facilities,” and “Item 1 – Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2008) and present and past positions of our current executive officers:

Name	Age	Position
Edward L. Kuntz	62	Executive Chairman of the Board
Paul J. Diaz	46	President and Chief Executive Officer
Richard A. Lechleiter	49	Executive Vice President and Chief Financial Officer
Frank J. Battafarano	57	Executive Vice President and President, Hospital Division
Lane M. Bowen	57	Executive Vice President and President, Health Services Division
Richard E. Chapman	59	Executive Vice President and Chief Administrative and Information Officer
William M. Altman	48	Senior Vice President, Strategy and Public Policy
Benjamin A. Breier	37	President, Peoplefirst Rehabilitation Division
Joseph L. Landenwich	43	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Gregory C. Miller	38	Senior Vice President, Corporate Development and Financial Planning
M. Suzanne Riedman	56	Senior Vice President and General Counsel

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

William M. Altman, an attorney, has served as our Senior Vice President, Strategy and Public Policy since January 1, 2008. He served as Senior Vice President, Compliance and Government Programs from April 2002 to December 2007 and previously served as Vice President of Compliance and Government Programs from October 1999 to April 2002. He served as Operations Counsel in our law department from April 1998 to September 1999. He held the same position with our predecessor from June 1996 through April 1998.

Benjamin A. Breier has served as our President, Peoplefirst Rehabilitation division since August 2005. Prior to joining us, Mr. Breier served as Senior Vice President, Operations for Concentra, Inc., a leading provider of workers’ compensation and occupational health services, from December 2003 to August 2005, and as Vice President, Western Operations, from June 2001 to November 2003.

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

	Sales price of common stock
2007	High	Low
First quarter	$34.44	$24.46
Second quarter	$36.67	$30.56
Third quarter	$31.80	$17.35
Fourth quarter	$26.02	$17.35

2006	High	Low
First quarter	$29.50	$19.70
Second quarter	$27.40	$22.76
Third quarter	$32.07	$24.91
Fourth quarter	$29.99	$24.95

On July 31, 2007, we completed the Spin-off Transaction. Immediately after the Spin-off Transaction, our stockholders and the stockholders of AmerisourceBergen each held approximately 50 percent of the outstanding common stock of PharMerica.

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

As of January 31, 2008, there were 492 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

As required by Section 303A.12 of the NYSE listing standards, on June 8, 2007, Paul J. Diaz, our President and Chief Executive Officer, certified that he was not aware of any violation by us of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of the Company’s common stock from December 31, 2002 to December 31, 2007, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of the Company’s common stock, the S&P 500 Index, and the S&P 1500 Health Care Index on December 31, 2002, and also assumes the reinvestment of all cash dividends. In accordance with SEC rules, the July 31, 2007 distribution of the KPS shares to our shareholders in connection with the Spin-off Transaction is treated for purposes of the graph as a special stock dividend in calculating shareholder return and prior period prices have been adjusted accordingly.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Kindred Healthcare, Inc.	$100.00	$286.38	$330.01	$283.84	$278.22	$357.00
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87
S&P 1500 Health Care Index	100.00	117.63	121.56	130.67	139.77	150.98

Item 6.	Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$4,220,266	$4,130,052	$3,718,499	$3,288,078	$2,973,204

Salaries, wages and benefits	2,386,702	2,243,106	1,987,239	1,818,042	1,676,363
Supplies	550,987	676,326	560,981	462,128	406,812
Rent	347,560	297,663	250,479	235,486	226,780
Other operating expenses	754,041	669,482	598,693	535,440	499,147
Other income	(7,701)	–	–	–	–
Depreciation and amortization	121,767	117,422	97,304	84,311	73,927
Interest expense	17,044	13,920	8,096	12,814	10,312
Investment income	(16,155)	(14,495)	(11,034)	(6,422)	(6,116)

	4,154,245	4,003,424	3,491,758	3,141,799	2,887,225

Income from continuing operations before reorganization items and income taxes	66,021	126,628	226,741	146,279	85,979
Reorganization items	–	–	(1,639)	(304)	(1,010)

Income from continuing operations before income taxes	66,021	126,628	228,380	146,583	86,989
Provision for income taxes	31,301	49,965	91,384	59,924	36,379

Income from continuing operations	34,720	76,663	136,996	86,659	50,610
Discontinued operations, net of income taxes:
Income (loss) from operations	(4,569)	2,080	9,294	(257)	(46,533)
Loss on divestiture of operations	(77,021)	(32)	(1,381)	(15,822)	(79,413)

Net income (loss)	$(46,870)	$78,711	$144,909	$70,580	$(75,336)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.90	$1.96	$3.67	$2.42	$1.45
Discontinued operations:
Income (loss) from operations	(0.12)	0.05	0.25	(0.01)	(1.33)
Loss on divestiture of operations	(1.99)	–	(0.04)	(0.44)	(2.28)

Net income (loss)	$(1.21)	$2.01	$3.88	$1.97	$(2.16)

Diluted:
Income from continuing operations	$0.87	$1.87	$3.03	$2.04	$1.45
Discontinued operations:
Income (loss) from operations	(0.11)	0.05	0.20	–	(1.33)
Loss on divestiture of operations	(1.93)	–	(0.03)	(0.37)	(2.27)

Net income (loss)	$(1.17)	$1.92	$3.20	$1.67	$(2.15)

Shares used in computing earnings (loss) per common share:
Basic	38,791	39,108	37,328	35,774	34,880
Diluted	39,983	40,923	45,239	42,403	35,047
Financial Position:
Working capital	$383,705	$386,450	$312,281	$273,905	$237,807
Assets	2,079,552	2,016,127	1,760,561	1,593,293	1,585,414
Long-term debt	275,814	130,090	26,323	32,544	139,397
Stockholders’ equity	862,124	995,578	870,536	719,785	597,565

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At December 31, 2007, our hospital division operated 84 LTAC hospitals with 6,567 licensed beds in 24 states. Our health services division operated 228 nursing centers with 29,106 licensed beds in 27 states. We also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, we completed the Spin-off Transaction. See “Item 1 – Business – General – Spin-off Transaction” and note 2 of the notes to consolidated financial statements.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

The operating results of acquired businesses are included in the accompanying consolidated statement of operations since the respective acquisition dates.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Favorable settlements of prior year hospital Medicare cost reports aggregated $3 million in 2007, $8 million in 2006 and $63 million in 2005. In addition, we recorded approximately $13 million of income in 2005 related to prior year retroactive nursing center Medicaid rate increases in Indiana.

In the fourth quarter of 2007, we recorded a pretax credit of approximately $3 million to reflect a change in estimate for hospital Medicare in-house accounts receivable and a pretax credit of approximately $4 million to adjust certain nursing center Medicaid revenues.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Medicare	$1,892,580	$1,923,372	$1,619,968
Medicaid	1,100,443	1,061,711	1,132,148
Private and other	1,552,543	1,497,621	1,271,010

	4,545,566	4,482,704	4,023,126
Eliminations:
Rehabilitation	(239,740)	(215,537)	(185,516)
Pharmacy	(85,560)	(137,115)	(119,111)

	(325,300)	(352,652)	(304,627)

	$4,220,266	$4,130,052	$3,718,499

Collectibility of accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients and customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

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

The provision for doubtful accounts totaled $27 million for 2007, $31 million for 2006 and $12 million for 2005. In the fourth quarter of 2007, we recorded a $7 million charge related to accounts receivable for certain hospitals acquired in 2006. In the fourth quarter of 2005, we recorded a $3 million favorable change in estimate related to the provision for doubtful accounts in our former pharmacy division.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including third party actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon third party actuarial estimates of claim payment patterns using a discount rate of 5% in each of the last three years. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $251 million at December 31, 2007 and $250 million at December 31, 2006. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $264 million at December 31, 2007 and $263 million at December 31, 2006.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $37 million in 2007, $34 million in 2006 and $30 million in 2005 from our limited purpose insurance subsidiary.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2007 would impact our operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $37 million for 2007, $53 million for 2006 and $64 million for 2005. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $35 million, $24 million and $10 million in 2007, 2006 and 2005, respectively. While we expect that professional liability costs for 2008 may be higher than the costs recorded over the last three years, we believe that our professional liability costs appear to be moderating.

With respect to our discontinued operations, we recorded a pretax charge aggregating $2 million for 2007 and favorable pretax adjustments of $19 million and $42 million for 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $89 million at December 31, 2007 and $85 million at December 31, 2006. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $39 million for 2007, $36 million for 2006 and $45 million for 2005.

See notes 4 and 10 of the notes to consolidated financial statements.

Accounting for income taxes

The provision for income taxes is based upon our estimate of annual taxable income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

In November 2004, the IRS proposed certain adjustments to our 2000 and 2001 federal income tax returns which we contested. The principal proposed adjustment related to the manner of reduction of our tax attributes, primarily our net operating loss carryforwards, in connection with the emergence of our subsidiaries and us from proceedings under the bankruptcy code. In 2006, we reached a settlement with the IRS related to all disputed federal income tax issues for fiscal 2000 and 2001. In connection with the settlement, we paid approximately $3 million of employer payroll taxes to the IRS in 2007. At December 31, 2006, we reflected the impact of the settlement in our consolidated balance sheet by increasing certain net deferred tax assets by approximately $16 million, reducing currently payable income taxes by approximately $70 million and increasing stockholders’ equity by approximately $86 million. Because of fresh-start accounting rules related to our reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

Our effective income tax rate was 47.4% in 2007, 39.5% in 2006 and 40.0% in 2005. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction. We recorded favorable income tax adjustments in 2007 and 2006 related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million and $3 million, respectively.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or liquidity.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $174 million at December 31, 2007 and $159 million at December 31, 2006.

After our emergence from bankruptcy, the realization of pre-reorganization deferred tax assets and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $3 million in 2007, $80 million in 2006 and $18 million in 2005 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

See note 9 of the notes to consolidated financial statements.

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

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” we are required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. We perform our annual impairment test at the end of each year. No impairment charge was recorded in each of the last three years in connection with our annual impairment test.

Our other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to five years.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, we cannot determine the impact that SFAS 141R will have on our financial position, results of operations or liquidity; however, our accounting for all business combinations after January 1, 2009 will comply with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS 157 to be for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or liquidity.

In July 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2007, we derived approximately 66% of our total revenues from the Medicare and Medicaid programs and approximately 34% from private third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2007, 2006 and 2005

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2007	2006	2005
Revenues:
Hospital division	$1,772,272	$1,710,670	$1,592,998
Health services division	2,014,786	1,819,320	1,645,130
Rehabilitation division	352,397	300,106	262,773
Pharmacy division	406,111	652,608	522,225

	4,545,566	4,482,704	4,023,126
Eliminations:
Rehabilitation	(239,740)	(215,537)	(185,516)
Pharmacy	(85,560)	(137,115)	(119,111)

	(325,300)	(352,652)	(304,627)

	$4,220,266	$4,130,052	$3,718,499

Operating income (loss):
Hospital division	$362,199	$384,745	$416,423
Health services division	296,749	241,852	210,943
Rehabilitation division	34,526	30,362	32,052
Pharmacy division	17,557	48,461	56,837
Corporate:
Overhead	(167,717)	(157,157)	(134,514)
Insurance subsidiary	(7,077)	(7,125)	(10,155)

	(174,794)	(164,282)	(144,669)
Reorganization items	–	–	1,639

	$536,237	$541,138	$573,225

Operating data (Continued):

	Year ended December 31,
	2007	2006	2005
Hospital data:
End of period data:
Number of hospitals	84	80	73
Number of licensed beds	6,567	6,199	5,474

Revenue mix %:
Medicare	58	61	67
Medicaid	10	10	6
Medicare Advantage (a)	4
Commercial insurance and other	28	29	27
Admissions:
Medicare	29,262	29,322	28,588
Medicaid	4,275	3,985	3,222
Medicare Advantage	1,687
Commercial insurance and other	7,652	7,701	6,051

	42,876	41,008	37,861

Admissions mix %:
Medicare	68	71	75
Medicaid	10	10	9
Medicare Advantage	4
Commercial insurance and other	18	19	16

Patient days:
Medicare	823,827	830,254	807,355
Medicaid	213,175	193,071	115,174
Medicare Advantage	55,208
Commercial insurance and other	289,991	283,186	226,289

	1,382,201	1,306,511	1,148,818

Average length of stay:
Medicare	28.2	28.3	28.2
Medicaid	49.9	48.4	35.7
Medicare Advantage	32.7
Commercial insurance and other	37.9	36.8	37.4
Weighted average	32.2	31.9	30.3
Revenues per admission:
Medicare	$35,058	$35,524	$37,237
Medicaid	43,109	42,456	30,619
Medicare Advantage	43,107
Commercial insurance and other	63,956	64,908	71,033
Weighted average	41,335	41,715	42,075
Revenues per patient day:
Medicare	$1,245	$1,255	$1,319
Medicaid	865	876	857
Medicare Advantage	1,317
Commercial insurance and other	1,688	1,765	1,899
Weighted average	1,282	1,309	1,387
Medicare case mix index (discharged patients only)	1.10	1.10	1.19
Average daily census	3,787	3,579	3,147
Occupancy %	64.9	64.5	60.4

(a)	Data not available prior to April 1, 2007.

Operating data (Continued):

	Year ended December 31,
	2007	2006	2005
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	224	215	204
Managed	4	5	5

	228	220	209

Number of licensed beds:
Owned or leased	28,621	27,568	25,804
Managed	485	605	605

	29,106	28,173	26,409

Revenue mix %:
Medicare	34	34	34
Medicaid	44	46	48
Private and other	22	20	18

Patient days (a):
Medicare	1,552,930	1,495,554	1,401,646
Medicaid	5,693,398	5,638,641	5,391,434
Private and other	1,848,771	1,626,916	1,410,009

	9,095,099	8,761,111	8,203,089

Patient day mix %:
Medicare	17	17	17
Medicaid	63	64	66
Private and other	20	19	17

Revenues per patient day:
Medicare Part A	$411	$384	$354
Total Medicare (including Part B)	447	420	396
Medicaid	155	148	147
Private and other	236	219	210
Weighted average	222	208	201

Average daily census	24,918	24,003	22,474

Occupancy %	87.8	88.3	87.1

Rehabilitation data:
Revenue mix %:
Company-operated	68	75	76
Non-affiliated	32	25	24

(a)	Excludes managed facilities.

The Year in Review

Fiscal 2007 was a year in which we positioned the Company for future growth while creating value for our patients and their families, our employees and our shareholders. Our most significant accomplishments in 2007 included the following:

•	we successfully operated each of our three businesses with a continued emphasis on our employees, patients, residents and their families;

•

we completed agreements with Ventas to acquire for resale 22 under-performing assets and to eliminate out-of-market lease provisions related to insurance requirements and facility bed management restrictions;

•	we completed the Spin-off Transaction, creating value for our shareholders on a tax-free basis and allowing us to better focus on growth in our retained businesses;

•	we acquired $50 million of our common stock in open market purchases;

•	we amended our revolving credit facility to provide more financial flexibility and better pricing; and

•	we continued our development activities by adding four hospitals, nine nursing centers and a rehabilitation services company to our portfolio.

Our hospital division continued to operate under a difficult reimbursement environment in which we were challenged by significant Medicare cuts. In response to these reimbursement reductions, our strategy has focused upon volume growth through managed care (including Medicare Advantage) and commercial insurance sources to better leverage our unused capacity. Despite overall same-store volume growth of 2% in 2007, hospital operating income declined 6% primarily due to reimbursement rate pressures and growth in wage rates.

In our health services division, fiscal 2007 was a year in which our continued investments in quality and customer service began to produce improvements in our operating results. These investments over the past several years have included, among other things, improved staffing and clinical resource development, reduced contract labor utilization, investments in physical plant and equipment and expansion of services to effectively care for higher acuity Medicare and managed care patients. We also have continued to execute on our risk management initiatives, which have provided a more stable environment to improve our clinical processes and resolve quality issues as they arise. In addition, these quality investments have enhanced our capabilities to better serve higher acuity patients and residents, many of whom required extensive rehabilitation therapy services. Our 2007 operating results in this division were encouraging, with solid growth in revenues, Medicare and managed care mix and operating income compared to 2006. We believe that there are additional opportunities to improve our nursing center results in the future by continuing to execute our strategy of providing cost-effective care to higher acuity patients and residents.

In Peoplefirst Rehabilitation, we made significant progress in 2007 to grow beyond the Kindred nursing center and hospital portfolio that currently comprises more than half of its revenues. Peoplefirst has developed an effective therapist recruitment and retention program and its name recognition and reputation for clinical excellence is expanding in the marketplace. As the labor market for therapists becomes more competitive, Peoplefirst is well positioned to grow through a program of external contract development and higher levels of productivity. Over the longer term, we believe that Peoplefirst has opportunities to succeed and grow in a regulatory environment that is generally favorable to providing more rehabilitation therapy services in lower cost settings, particularly nursing centers.

In June 2007, we entered into an agreement with Ventas under which we purchased for resale 22 under-performing facilities for $175 million. In addition, the out-of-market lease provisions related to insurance requirements and facility bed management issues were modified to provide more operating flexibility.

In July 2007, we completed the Spin-off Transaction. At the time of the closing, our shareholders received approximately 50% of the common stock of PharMerica on a tax-free basis. We believe that the business prospects underlying the combination of the institutional pharmacy operations of KPS and AmerisourceBergen, including the operational synergies and economies of scale that can be realized over the long term, will provide additional value to our shareholders. Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us.

In connection with the Spin-off Transaction, we realigned our corporate and divisional overhead structure to more efficiently support our three remaining businesses. We also are leveraging our information technology infrastructure by providing information systems support to PharMerica for a five-year period.

In connection with the Spin-off Transaction, we successfully amended our revolving credit facility. Among other things, the amendment (1) increased the amount of the credit to $500 million, (2) provided for further increases in the amount of the credit under certain conditions, (3) allowed for higher levels of capital investments and restricted payments such as share repurchases and dividends and (4) reduced borrowing costs by approximately 75 basis points.

During 2007, we added four hospitals (286 licensed beds), nine nursing centers (1,152 licensed beds) and a rehabilitation services company with 22 nursing center customers. We also opened a new replacement hospital in Indianapolis, Indiana that increased our capacity in that market. In addition, we acquired eight nursing centers and one hospital that were previously leased for approximately $113 million.

Our acquisition and development activities have strengthened our existing market positions and expanded our services into new markets. Our ongoing development activities will focus on the completion of seven new hospital projects already underway, as well as selective opportunities to broaden our nursing center and Peoplefirst Rehabilitation businesses.

As we continue to position the Company for the future, we see more opportunities to improve the working environment for our employees and the care of our patients and residents. We believe that the link between taking care of our employees, quality and profitability has never been clearer.

Hospital Division

Revenues increased 4% in 2007 to $1.8 billion and 7% in 2006 to $1.7 billion. During each of the past two years, revenues have grown through increases in same-store volumes, expansion of services, ongoing development of new hospitals and acquisitions. Despite growth in patient volumes and services, revenues have been negatively impacted by significant reductions in Medicare reimbursement and pricing pressures from commercial insurance and managed care payors. See “Part I – Item 1 – Business – Governmental Regulation” for a discussion of the reductions in hospital Medicare reimbursement.

On a same-store basis, aggregate admissions rose 1% in both 2007 and 2006, while non-government same-store admissions increased 17% in both 2007 and 2006.

Hospital operating margins have declined in each of the past two years primarily because growth in wage and benefit costs have exceeded overall revenue growth. Hospital wage and benefit costs increased 6% to $800 million in 2007 and increased 11% to $755 million in 2006 compared to $679 million in 2005. Average hourly wage rates grew 3% in 2007 and 2% in 2006, while employee benefit costs increased 7% in 2007 and 9% in 2006.

Professional liability costs were $12 million in 2007, $19 million in 2006 and $20 million in 2005. The decline in professional liability costs in 2007 and 2006 was primarily the result of changes in estimates for prior years and our ongoing quality improvement and risk management programs.

Revenues associated with the Commonwealth Transaction approximated $100 million in 2007 and $95 million in 2006. Operating losses associated with the Commonwealth Transaction approximated $6 million for 2007 compared to operating income of $6 million for 2006. The operating loss for the Commonwealth hospitals in 2007 was primarily attributable to a decline in average daily census and a change in estimate of $7 million related to the provision for doubtful accounts.

Health Services Division

Revenues increased 11% in 2007 to $2.0 billion and 11% in 2006 to $1.8 billion. Revenue growth in each of the past two years was primarily attributable to reimbursement rate increases and acquisitions. While overall nursing center occupancy has remained relatively unchanged, growth in higher acuity Medicare and managed care volumes have favorably impacted revenue growth.

On a same-store basis, aggregate patient days were relatively unchanged in 2007 and increased 1% in 2006 compared to prior periods.

Nursing center operating margins improved in each of the past two years primarily due to same-store growth in Medicare and managed care volumes, the favorable impact of acquired nursing centers and reductions in professional liability costs. Nursing center wage and benefit costs increased 9% to $1.1 billion in 2007 and increased 11% to $961 million in 2006 compared to $868 million in 2005. Average hourly wage rates increased 5% in 2007 and 4% in 2006, while employee benefit costs increased 9% in 2007 and 7% in 2006.

Professional liability costs were $24 million in 2007, $33 million in 2006 and $43 million in 2005. The decline in professional liability costs in 2007 and 2006 was primarily the result of changes in estimates for prior years and our ongoing quality improvement and risk management programs.

Revenues associated with acquisitions, including the Commonwealth Transaction, aggregated $218 million in 2007 and $104 million in 2006. Operating income associated with acquisitions approximated $37 million in 2007 and $10 million in 2006.

Rehabilitation Division

Revenues increased 17% to $352 million in 2007 and 14% to $300 million in 2006. The increase in revenues in both periods was primarily attributable to growth in both new customers and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $112 million in 2007, $74 million in 2006 and $63 million in 2005.

While revenues have grown significantly in both 2007 and 2006, operating margins have declined primarily due to wage pressures resulting from an increasingly competitive marketplace for therapists and start-up costs associated with external customer growth. Operating income for 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs.

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, our consolidated operating results for 2007 included the results of our former pharmacy division for seven months. For accounting purposes, the pharmacy division will not be treated as a discontinued operation in our historical consolidated financial statements. See note 2 of the notes to consolidated financial statements.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $168 million in 2007, $157 million in 2006 and $135 million in 2005. As a percentage of consolidated revenues, corporate overhead totaled 4.0% in 2007, 3.8% in 2006 and 3.6% in 2005. Excluding the items discussed in the quarterly consolidated financial information, corporate overhead totaled $145 million in 2007, $147 million in 2006 and $127 million in 2005 and as a percentage of consolidated revenues, corporate overhead totaled 3.4% in 2007, 3.5% in 2006 and 3.4% in 2005.

The increase in corporate overhead in 2006 was primarily attributable to increases in stock-based compensation and certain incentive compensation costs. We began to recognize compensation expense prospectively in our consolidated financial statements for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants under SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” The adoption of SFAS 123R increased corporate overhead by approximately $7 million in 2006.

Corporate expenses included the operating losses from our limited purpose insurance subsidiary of $7 million in both 2007 and 2006, and $10 million in 2005.

Capital Costs

Rent expense increased 17% to $347 million in 2007 and 19% to $298 million in 2006. A substantial portion of the increase in both periods resulted from the Ventas rent reset under the Master Lease Agreements, contractual inflation, contingent rent increases, growth in the number of leased facilities, and acquisition and development activities.

In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million (including the Ventas Facilities) became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million (including the Ventas Facilities). Aggregate Ventas rent expense totaled $230 million in 2007, $198 million in 2006 and $175 million in 2005.

Depreciation and amortization expense increased to $122 million in 2007 from $117 million in 2006 and $97 million in 2005. The increase was primarily a result of our ongoing capital expenditure program and our acquisition and development activities.

Interest expense aggregated $17 million in 2007 compared to $14 million in 2006 and $8 million in 2005. The increase in 2007 and 2006 was primarily attributable to increased borrowings under our revolving credit facility related to our acquisition and development activities.

Investment income related primarily to our insurance subsidiary investments totaled $16 million in 2007 compared to $15 million in 2006 and $11 million in 2005.

Income Taxes

The provision for income taxes is based upon our estimate of annual taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 47.4% in 2007, 39.5% in 2006 and 40.0% in 2005. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction. We recorded favorable income tax adjustments in 2007 and 2006 related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million and $3 million, respectively.

We have reduced our net deferred tax assets by a valuation allowance to the extent we do not believe it is “more likely than not” that the asset ultimately will be realizable.

In 2006, we reached a settlement with the IRS related to all disputed federal tax issues for fiscal 2000 and 2001. In connection with the settlement, we paid approximately $3 million of employer payroll taxes to the IRS in 2007. At December 31, 2006, we reflected the impact of the settlement in our consolidated balance sheet by increasing certain net deferred tax assets by approximately $16 million, reducing currently payable income taxes by approximately $70 million and increasing stockholders’ equity by approximately $86 million. Because of fresh-start accounting rules related to our reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

Our aggregate net operating loss carryforwards aggregated $10 million and $9 million at December 31, 2007 and 2006, respectively. These carryforwards expire in various amounts through 2026.

Consolidated Results

Income from continuing operations before income taxes declined 48% to $66 million in 2007 from $127 million in 2006 and declined 45% in 2006 from $228 million in 2005. Net income from continuing operations declined 55% to $35 million in 2007 and declined 44% in 2006 to $77 million.

Fourth Quarter Operating Results – Continuing Operations

Operating results for the fourth quarter of 2007 included a pretax charge of $1 million for costs incurred in connection with the Spin-off Transaction, a pretax charge of $0.4 million for employee severance costs, a pretax charge of $2 million for professional fees associated with our strategic planning process and a pretax gain of $1 million from an asset sale. In addition, the provision for income taxes included a net charge of $0.4 million related to income tax items associated with the Spin-off Transaction.

We also recorded certain adjustments in the fourth quarter of 2007, including a pretax charge of approximately $7 million related to accounts receivable for certain hospitals acquired in 2006, a pretax credit of approximately $3 million to reflect a change in estimate for hospital Medicare in-house accounts receivable and a pretax credit of approximately $4 million to adjust certain nursing center Medicaid revenues. The aggregate effect of these changes in estimate did not have a material effect on our consolidated fourth quarter 2007 results of operations.

Operating results for the fourth quarter of 2006 included pretax income of $2 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $1 million from insurance recoveries related to hurricane costs, a pretax charge of $4 million to adjust certain estimated institutional pharmacy Medicare Part D revenues recorded in the first nine months of 2006, a pretax charge of $3 million to adjust the accounts receivable of an acquired institutional pharmacy, and a pretax charge of $5 million for professional fees and other costs incurred in connection with the Spin-off Transaction and the rent reset issue with Ventas. We also recorded favorable income tax adjustments in the fourth quarter of 2006 that increased net income by $3 million.

Results of Operations – Discontinued Operations

Net loss from discontinued operations aggregated $5 million in 2007 compared to net income from discontinued operations of $2 million in 2006 and $9 million in 2005. Discontinued operations included a pretax charge of approximately $2 million ($1 million net of income taxes) in 2007 and favorable pretax adjustments of $19 million ($12 million net of income taxes) and $42 million ($26 million net of income taxes) in 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related to prior years.

During 2007, we recorded a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) related to the acquisition and the planned divestiture of the Ventas Facilities. During 2007, we also recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes).

During 2005, we disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center. The pretax loss associated with these transactions totaled $7 million ($4 million net of income taxes).

See notes 3, 4 and 10 of the notes to consolidated financial statements.

Liquidity

Operating cash flows and capital spending

Cash flows provided by operations (including discontinued operations) aggregated $163 million for 2007, $130 million for 2006 and $263 million for 2005. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our ongoing hospital development expenditures as well as our acquisition and strategic divestiture activities.

Our operating cash flows in 2007 and 2006 declined from the level reported in 2005 primarily as a result of growth in accounts receivable and higher income tax payments. Prior to 2006, our federal income tax payments were significantly reduced primarily as a result of certain income tax benefits arising in connection with our 2001 reorganization, including the utilization of net operating loss carryforwards. Federal income tax payments totaled $17 million in 2007, $55 million in 2006 and $5 million in 2005. In addition, operating cash flows in 2007 were negatively impacted by the Spin-off Transaction. Operating cash flows in 2005 also included $48 million related to favorable settlements of prior year hospital Medicare cost reports.

Cash and cash equivalents totaled $33 million at December 31, 2007 compared to $21 million at December 31, 2006. Our long-term debt and capital lease obligations at December 31, 2007 aggregated $292 million (including $275 million of borrowings under our revolving credit facility). Based upon our existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

In November 2007, we entered into a 20-year capital lease obligation related to a newly constructed replacement hospital. In January 2008, we exercised a purchase option for this hospital and we expect to complete the transaction in the second quarter of 2008. The purchase price, which is based upon project costs, is expected to approximate $17 million.

Revolving credit facility and financing activities

In July 2007, we completed certain amendments to our revolving credit facility. Under the terms of the revolving credit facility as amended, the aggregate amount of the credit was increased to $500 million and may be further increased to $600 million at our option if certain conditions are met. The term of the revolving credit facility was extended by an additional three years until July 2012. The revolving credit facility also establishes permitted acquisitions and certain investments by us at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends. The revolving credit facility also allowed for the consummation of the Spin-off Transaction.

Interest rates under the revolving credit facility are based, at our option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the revolving credit facility represents a decrease of 75 basis points from the previous pricing. The revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The terms of our revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2007.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $37 million in 2007, $34 million in 2006 and $30 million in 2005 from our limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under our revolving credit facility.

Strategic divestitures

Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us. We used these proceeds to reduce outstanding borrowings under our revolving credit facility.

In June 2007, we paid approximately $176 million to purchase the Ventas Facilities with borrowings under our revolving credit facility. During 2007, we sold 14 of the Ventas Facilities for approximately $67 million. We intend to complete the divestiture of the remaining Ventas Facilities during 2008. We expect to generate between $13 million and $23 million in proceeds from the sale of the remaining Ventas Facilities and the related operations. See note 3 of the notes to consolidated financial statements.

In January 2007, we paid $37 million as part of the consideration to complete the HCP Transaction. We also divested the 11 nursing centers acquired in the HCP Transaction during 2007 and received proceeds of $78 million, which were used to repay borrowings under our revolving credit facility.

Equity transactions

In August 2007, our Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, we expended $50 million to purchase approximately 2.6 million shares of our common stock. We intend to finance any additional repurchases from operating cash flows or from borrowings under our revolving credit facility. The authorization includes both open market purchases as well as private transactions.

In connection with the exercise of our Series A warrants and Series B warrants in April 2006, we issued approximately 10.1 million shares of common stock and received net proceeds of approximately $142 million. These proceeds were used to repurchase approximately 5.8 million shares of our common stock in the open market in 2006.

In August 2005, our Board of Directors authorized the repurchase of up to $100 million in common stock and warrants. During 2005, we repurchased approximately 1.8 million shares of our common stock at an aggregate cost of $48 million. During 2006, we repurchased approximately 2 million shares of our common stock in the open market at an aggregate cost of $52 million, thereby completing the 2005 share repurchase program. We financed these repurchases from both operating cash flows and borrowings under our revolving credit facility.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2007 follows (in thousands):

		Payments due by period
Year	Revolving credit facility (a)	Capital lease obligation	Other long-term debt	Non-cancelable operating leases			Total
				Ventas (b)	Other	Subtotal
2008	$18,872	$1,898	$127	$234,652	$72,845	$307,497	$328,394
2009	18,820	1,627	127	234,652	65,044	299,696	320,270
2010	18,820	1,627	128	154,491	61,110	215,601	236,176
2011	18,820	1,627	128	114,411	57,307	171,718	192,293
2012	285,313	1,627	127	114,411	52,873	167,284	454,351
Thereafter	–	24,130	520	38,136	319,965	358,101	382,751

	$360,645	$32,536	$1,157	$890,753	$629,144	$1,519,897	$1,914,235

(a)	Revolving credit facility interest is based upon the weighted average interest rate of 6.8% as of December 31, 2007.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As previously discussed, we adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, we had approximately $9 million of total gross unrecognized tax benefits and $2 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

Capital Resources

Excluding acquisitions, capital expenditures totaled $186 million in 2007, $151 million in 2006 and $126 million in 2005. Excluding acquisitions, capital expenditures (including hospital development) could approximate $175 million to $200 million in 2008. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in each of the last three years were financed primarily through internally generated funds. At December 31, 2007, the estimated cost to complete and equip construction in progress approximated $95 million.

During 2007, we acquired eight nursing centers and one hospital that were previously leased for approximately $113 million. Annual rents associated with these facilities approximated $10 million. These transactions were financed through borrowings under our revolving credit facility.

In July 2007, we acquired a combined nursing center and assisted living facility for $20 million. The purchase price was financed through borrowings under our revolving credit facility.

In February 2007, we entered into new leases for eight nursing centers, the aggregate annual rents for which approximated $8 million.

In February 2006, we completed the Commonwealth Transaction for a total purchase price of $124 million in cash and the assumption of certain operating lease obligations. The acquisition was financed primarily with borrowings under our revolving credit facility.

We expended $11 million and $103 million during 2006 and 2005, respectively, for acquisitions in our former pharmacy division. In addition, during 2005 we expended $12 million to acquire two hospital properties for development. We financed these acquisitions primarily through the use of operating cash flows.

At December 31, 2007, the remaining permitted acquisition amount under our revolving credit facility aggregated $364 million.

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

See “Part I – Item 1 – Business – Governmental Regulation” for a detailed discussion of Medicare and Medicaid reimbursement regulations.

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/07
	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$76	$81	$86	$91	$96	$460	$890	$878
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (a)	$–	$–	$–	$–	$275,000	$–	$275,000	$275,000

(a)	Interest on borrowings under our revolving credit facility is payable, at our option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon our average daily excess availability as defined in our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-39 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief

Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in our Annual Report on Form 10-K, as stated in their report which appears in our consolidated financial statements.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document
2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities, those entities listed on Schedule P thereto as selling entities and Jeffrey A. Goldshine, Douglas B. Noble, and Mary Catherine Rumsey, and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc., dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 19, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

Exhibit number	Description of document
10.1	Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, and General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.6	Form of Indemnification Agreement between the Company and each member of its Board of Directors dated October 29, 2001. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7**	Kindred Deferred Compensation Plan, Second Amendment and Restatement effective as of January 1, 2005. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.10**	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12**	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13**	Amendment No. 5 to Supplemental Executive Retirement Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.14**	Company’s 2000 Long-Term Incentive Plan, dated effective as of January 1, 2001. Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2000 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15**	Amendment No. One to the Company’s Long-Term Incentive Plan, dated effective as of June 21, 2001. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Amendment No. Two to the Company’s Long-Term Incentive Plan, dated effective as of December 16, 2003. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17**	Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Form of Kindred Healthcare Operating, Inc. Change-in-Control Severance Agreement. Exhibit 10.28 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.19**	Employment Agreement dated as of February 22, 2007 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Change-in-Control Severance Agreement dated as of February 22, 2006 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 22, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Employment Agreement dated as of October 28, 2003 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22**	Change-in-Control Severance Agreement dated as of January 28, 2002 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23**	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard E. Chapman. Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Amendment No. 1 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25**	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.63 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26**	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27**	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Frank J. Battafarano. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.28**	Amendment No. 3 to the Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29**	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.67 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30**	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31**	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and M. Suzanne Riedman. Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.56 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Employment Agreement dated as of July 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34**	Amendment to Employment Agreement dated as of September 28, 1998 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35**	Amendment No. 2 to Employment Agreement dated as of November 5, 1999 between Vencor Operating, Inc. and Richard A. Lechleiter. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36**	Amendment No. 3 to Employment Agreement dated December 21, 2001 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.60 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37**	Employment Agreement dated as of December 21, 2001 between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38**	Employment Agreement dated as of October 28, 2002 by and among Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.74 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39**	Change-in-Control Severance Agreement dated as of October 28, 2002 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.75 to the Company’s Form 10-K for the year ended December 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40**	Employment Agreement dated as of February 25, 2003 by and among Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41**	Change-in-Control Severance Agreement dated as of February 25, 2003 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.42**	Employment Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.2 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43**	Change-in-Control Severance Agreement dated as of August 1, 2005 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated August 1, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44**	Employment Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45**	Change-in-Control Severance Agreement dated as of January 1, 2006 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 1, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant.

10.48	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant.

10.52	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee.

Exhibit number	Description of document
10.54	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee.

10.55	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee.

10.56	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 26, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant.

10.60	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	First Amendment to Master Lease Agreement dated as of July 25, 2007 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant.

10.62	Second Amendment to Master Lease Agreement dated as of December 5, 2007 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant.

10.63	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64**	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.65**	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.66**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.67**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.68**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.69**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.70**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.71**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.72**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.74**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.75	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-39 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ann C. Berzin Ann C. Berzin	Director	February 28, 2008

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 28, 2008

/s/ Michael J. Embler Michael J. Embler	Director	February 28, 2008

/s/ Garry N. Garrison Garry N. Garrison	Director	February 28, 2008

/s/ Isaac Kaufman Isaac Kaufman	Director	February 28, 2008

/s/ John H. Klein John H. Klein	Director	February 28, 2008

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 28, 2008

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	February 28, 2008

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2008

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company began recognizing compensation expense for the fair value of non-vested stock-based compensation awards effective January 1, 2006.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 28, 2008

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenues	$4,220,266	$4,130,052	$3,718,499

Salaries, wages and benefits	2,386,702	2,243,106	1,987,239
Supplies	550,987	676,326	560,981
Rent	347,560	297,663	250,479
Other operating expenses	754,041	669,482	598,693
Other income	(7,701)	–	–
Depreciation and amortization	121,767	117,422	97,304
Interest expense	17,044	13,920	8,096
Investment income	(16,155)	(14,495)	(11,034)

	4,154,245	4,003,424	3,491,758

Income from continuing operations before reorganization items and income taxes	66,021	126,628	226,741
Reorganization items	–	–	(1,639)

Income from continuing operations before income taxes	66,021	126,628	228,380
Provision for income taxes	31,301	49,965	91,384

Income from continuing operations	34,720	76,663	136,996
Discontinued operations, net of income taxes:
Income (loss) from operations	(4,569)	2,080	9,294
Loss on divestiture of operations	(77,021)	(32)	(1,381)

Net income (loss)	$(46,870)	$78,711	$144,909

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.90	$1.96	$3.67
Discontinued operations:
Income (loss) from operations	(0.12)	0.05	0.25
Loss on divestiture of operations	(1.99)	–	(0.04)

Net income (loss)	$(1.21)	$2.01	$3.88

Diluted:
Income from continuing operations	$0.87	$1.87	$3.03
Discontinued operations:
Income (loss) from operations	(0.11)	0.05	0.20
Loss on divestiture of operations	(1.93)	–	(0.03)

Net income (loss)	$(1.17)	$1.92	$3.20

Shares used in computing earnings (loss) per common share:
Basic	38,791	39,108	37,328
Diluted	39,983	40,923	45,239

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$32,877	$20,857
Cash–restricted	5,360	5,757
Insurance subsidiary investments	231,693	227,865
Accounts receivable less allowance for loss of $33,305 – 2007 and $62,064 – 2006	598,108	588,166
Inventories	22,035	49,533
Deferred tax assets	59,936	62,512
Income taxes	43,128	10,652
Other	20,510	28,106

	1,013,647	993,448
Property and equipment, at cost:
Land	45,768	31,457
Buildings	588,145	430,013
Equipment	499,417	479,885
Construction in progress	92,781	85,757

	1,226,111	1,027,112
Accumulated depreciation	(542,773)	(475,882)

	683,338	551,230

Goodwill	69,100	107,852
Intangible assets less accumulated amortization of $1,095 – 2007 and $6,925 – 2006	79,956	117,345
Assets held for sale	15,837	9,113
Insurance subsidiary investments	49,166	52,977
Deferred tax assets	113,854	96,252
Other	54,654	87,910

	$2,079,552	$2,016,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,367	$158,085
Salaries, wages and other compensation	261,608	280,039
Due to third party payors	41,980	27,784
Professional liability risks	64,740	65,497
Other accrued liabilities	80,663	75,522
Long-term debt and capital lease obligation due within one year	584	71

	629,942	606,998

Long-term debt	275,814	130,090
Capital lease obligation	15,760	–
Professional liability risks	186,652	184,749
Deferred credits and other liabilities	109,260	98,712

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,339 shares – 2007 and 39,978 shares – 2006	9,585	9,994
Capital in excess of par value	790,367	793,054
Accumulated other comprehensive income	1,250	1,246
Retained earnings	60,922	191,284

	862,124	995,578

	$2,079,552	$2,016,127

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2004	37,189	$9,297	$636,015	$(7,353)	$468	$81,358	$719,785
Comprehensive income:
Net income						144,909	144,909
Net unrealized investment losses, net of income taxes					(528)		(528)

Comprehensive income							144,381
Grant of non-vested restricted stock	521	130	16,224	(16,354)			–
Issuance of common stock in connection with employee benefit plans	550	137	8,610			(218)	8,529
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(184)	(46)	(3,262)			(3,647)	(6,955)
Issuance of common stock in connection with warrant exercises	1,008	253	16,091				16,344
Repurchase of common stock, at cost	(1,753)	(438)	(27,257)			(20,269)	(47,964)
Stock-based compensation amortization				9,470			9,470
Pre-emergence deferred tax valuation allowance adjustment			18,186				18,186
Income tax benefit in connection with the issuance of common stock under employee benefit plans			9,107				9,107
Other			(356)	9			(347)

Balances, December 31, 2005	37,331	9,333	673,358	(14,228)	(60)	202,133	870,536
Comprehensive income:
Net income						78,711	78,711
Net unrealized investment gains, net of income taxes					1,124		1,124

Comprehensive income							79,835
Conversion to SFAS 123R (as defined) as of January 1, 2006			(14,228)	14,228			–
Grant of non-vested restricted stock	343	86	(86)				–
Issuance of common stock in connection with employee benefit plans	111	27	1,560				1,587
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(124)	(31)	(2,549)			(765)	(3,345)
Issuance of common stock in connection with warrant exercises	8,795	2,198	140,115				142,313
Cashless warrant exercise	1,351	338	21,455			(21,793)	–
Repurchase of common stock, at cost	(7,829)	(1,957)	(125,351)			(67,002)	(194,310)
Stock-based compensation amortization			18,557				18,557
Pre-emergence deferred tax valuation allowance adjustment			79,832				79,832
Income tax benefit in connection with the issuance of common stock under employee benefit plans			391				391
Other					182		182

Balances, December 31, 2006	39,978	9,994	793,054	–	1,246	191,284	995,578
Comprehensive loss:
Net loss						(46,870)	(46,870)
Net unrealized investment gains, net of income taxes					349		349

Comprehensive loss							(46,521)
Grant of non-vested restricted stock	437	109	(109)				–
Issuance of common stock in connection with employee benefit plans	597	150	10,457			(142)	10,465
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(114)	(28)	(2,564)			(293)	(2,885)
Spin-off Transaction (as defined)						(80,220)	(80,220)
Repurchase of common stock, at cost	(2,559)	(640)	(46,520)			(2,837)	(49,997)
Stock-based compensation amortization			31,222				31,222
Pre-emergence income tax liability adjustment			2,950				2,950
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,877				1,877
Other					(345)		(345)

Balances, December 31, 2007	38,339	$9,585	$790,367	$–	$1,250	$60,922	$862,124

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(46,870)	$78,711	$144,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124,280	124,042	104,506
Amortization of stock-based compensation costs	31,222	18,557	9,470
Provision for doubtful accounts	30,093	35,149	14,867
Deferred income taxes	(9,148)	(1,976)	50,286
Loss on divestiture of discontinued operations	77,021	32	1,381
Reorganization items	–	–	(1,639)
Other	(4,022)	(7,826)	(2,687)
Change in operating assets and liabilities:
Accounts receivable	(97,292)	(141,220)	(70,555)
Inventories and other assets	18,123	(10,713)	(3,509)
Accounts payable	6,804	20,805	4,413
Income taxes	11,477	(12,875)	37,254
Due to third party payors	14,196	1,142	(7,268)
Other accrued liabilities	7,499	26,156	(18,295)

Net cash provided by operating activities	163,383	129,984	263,133

Cash flows from investing activities:
Purchase of property and equipment	(186,488)	(151,074)	(126,063)
Acquisitions	(351,097)	(135,086)	(114,818)
Sale of assets	148,490	13,644	17,199
Purchase of insurance subsidiary investments	(142,897)	(215,969)	(336,391)
Sale of insurance subsidiary investments	151,725	230,830	334,820
Net change in insurance subsidiary cash and cash equivalents	(6,246)	(12,583)	1,899
Net change in other investments	1,514	1,668	3,344
Other	4,982	(5,860)	(215)

Net cash used in investing activities	(380,017)	(274,430)	(220,225)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,746,600	1,459,900	667,400
Repayment of borrowings under revolving credit	(1,600,800)	(1,330,700)	(667,400)
Repayment of long-term debt	(71)	(3,311)	(5,282)
Payment of deferred financing costs	(3,059)	(1,177)	(702)
Proceeds from borrowing related to Spin-off Transaction	125,000	–	–
Issuance of common stock	10,465	143,900	24,873
Repurchase of common stock	(49,997)	(194,310)	(47,964)
Other	516	7,581	459

Net cash provided by (used in) financing activities	228,654	81,883	(28,616)

Change in cash and cash equivalents	12,020	(62,563)	14,292
Cash and cash equivalents at beginning of period	20,857	83,420	69,128

Cash and cash equivalents at end of period	$32,877	$20,857	$83,420

Supplemental information:
Interest payments	$15,961	$10,689	$6,274
Income tax payments	23,402	65,453	9,662
Rental payments to Ventas, Inc.	237,860	213,523	187,748

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, “Kindred” or the “Company”).

Basis of presentation

The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

On July 31, 2007, the Company completed the Spin-off Transaction (as defined). See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 3 and 4.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

Impact of recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company has not determined the impact that SFAS 141R will have on its financial position, results of operations or liquidity; however, the Company’s accounting for all business combinations after January 1, 2009 will comply with SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 was effective for

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncements (Continued)

fiscal years beginning after November 15, 2007. In November 2007, the FASB deferred the effective date of SFAS 157 to be for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 became effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Medicare	$1,892,580	$1,923,372	$1,619,968
Medicaid	1,100,443	1,061,711	1,132,148
Private and other	1,552,543	1,497,621	1,271,010

	4,545,566	4,482,704	4,023,126
Eliminations:
Rehabilitation	(239,740)	(215,537)	(185,516)
Pharmacy	(85,560)	(137,115)	(119,111)

	(325,300)	(352,652)	(304,627)

	$4,220,266	$4,130,052	$3,718,499

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance subsidiary investments

The Company maintains investments, consisting principally of money market funds, asset backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes for the payment of claims and expenses

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance subsidiary investments (Continued)

related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value. The fair value of publicly traded debt and equity securities are based upon quoted market prices. The Company’s insurance subsidiary investments are classified in the accompanying consolidated balance sheet based upon their expected maturities. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

The Company follows the guidance provided by Emerging Issues Task Force No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to assess whether the Company’s investments with unrealized loss positions are other than temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other than temporary are determined using the specific identification method and are reported in the Company’s statement of operations. See Note 11.

Accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients and customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

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

Property and equipment

Depreciation expense, computed by the straight-line method, was $117.3 million for 2007, $112.2 million for 2006 and $95.1 million for 2005. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction period related to the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2007 and 2006 was $2.6 million and $0.9 million, respectively. Capitalized interest for the year ended December 31, 2005 was immaterial.

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

A summary of goodwill follows (in thousands):

	Hospital division	Health services division	Rehabilitation division	Pharmacy division	Total
Balances, December 31, 2005	$29,862	$–	$–	$40,017	$69,879
Commonwealth Transaction (as defined)	32,751	–	–	–	32,751
Acquisitions	–	–	–	3,725	3,725
Other	–	–	–	1,497	1,497

Balances, December 31, 2006	62,613	–	–	45,239	107,852
Commonwealth Transaction	4,985	–	–	–	4,985
Acquisitions	–	639	863	580	2,082
Spin-off Transaction	–	–	–	(45,819)	(45,819)

Balances, December 31, 2007	$67,598	$639	$863	$–	$69,100

The Company’s other intangible assets include both finite and indefinite lived intangible assets. The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to five years. A summary of intangible assets at December 31 follows (in thousands):

	2007				2006
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Trademark	$–	$–	$–		$400	$(400)	$–
Employment contract	37	(21)	16	1 year	375	(73)	302	1 year

	37	(21)	16		775	(473)	302
Non-current:
Certificates of need (indefinite life)	77,080	–	77,080		75,880	–	75,880
Customer relationship assets	1,044	(62)	982	4 years	43,355	(5,851)	37,504	11 years
Non-compete agreements	2,927	(1,033)	1,894	5 years	5,035	(1,074)	3,961	5 years

	81,051	(1,095)	79,956		124,270	(6,925)	117,345

	$81,088	$(1,116)	$79,972		$125,045	$(7,398)	$117,647

Amortization expense computed by the straight-line method totaled $4.5 million for 2007, $5.2 million for 2006 and $2.2 million for 2005. Amortization expense for intangible assets transferred to PharMerica (as

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

defined) in connection with the Spin-off Transaction totaled $2.4 million for 2007, $3.4 million for 2006 and $2.2 million for 2005.

Estimated annual amortization expense for intangible assets at December 31, 2007 will approximate $0.9 million, $0.8 million, $0.8 million, $0.3 million and $0.1 million for the years 2008, 2009, 2010, 2011 and 2012, respectively.

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

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including third party actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary have been discounted based upon management’s estimate of long-term investment yields and third party actuarial estimates of claim payment patterns. Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted. To the extent that subsequent expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 4 and 10.

Earnings (loss) per common share

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock.

Stock option accounting

The Company adopted SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” on January 1, 2006 and began to recognize compensation expense prospectively in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. Prior to the adoption of

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Stock option accounting (Continued)

SFAS 123R, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options.

The adoption of SFAS 123R reduced net income by $12.4 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively. The reduction in net income for the year ended December 31, 2007 included $8.8 million of charges related to the adjustment of stock options in connection with the Spin-off Transaction.

In December 2005, the Company accelerated the vesting of approximately 944,000 non-vested stock options awarded to employees and officers which had exercise prices greater than the closing price at December 14, 2005 of $26.48 per share. The acceleration of the vesting of these stock options increased the pro forma stock-based employee compensation expense in 2005 by $13.2 million ($8.3 million net of income taxes or $0.18 per diluted share). The decision to accelerate the vesting of the outstanding underwater stock options was made primarily to reduce compensation expense that otherwise would be recorded in future periods following the adoption of SFAS 123R, to enhance management’s focus on increasing shareholder returns and to improve employee morale and retention.

Pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS 123 beginning January 1, 2005 follows (in thousands, except per share amounts):

Year ended December 31, 2005
Net income, as reported	$144,909
Adjustments:
Stock-based employee compensation expense included in reported net income	5,844
Stock-based employee compensation expense determined under fair value based method	(21,436)

Pro forma net income	$129,317

Earnings per common share:
As reported:
Basic	$3.88
Diluted	$3.20
Pro forma:
Basic	$3.46
Diluted	$2.83

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SPIN-OFF TRANSACTION

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation (“AmerisourceBergen”) to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”). Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to the Company. Immediately after the Spin-off Transaction, the stockholders of the Company and of AmerisourceBergen each held approximately 50 percent of the outstanding common stock of PharMerica.

For accounting purposes, the assets and liabilities of KPS were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS were no longer included in the operating results of the Company. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of KPS are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in the historical continuing operations of the Company.

In addition to the pharmacy services contracts noted above, the Company also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters. The Company recorded $7.7 million in other income in 2007 related to the information systems and transition services agreements.

A summary of the net assets of KPS which were transferred to PharMerica in the Spin-off Transaction follows (in thousands):

Assets:
Current assets	$140,934
Property and equipment, net	24,008
Goodwill	45,819
Intangible assets, net	35,655
Other long-term assets	19,370	$265,786

Liabilities:
Current liabilities	$56,024
Long-term debt	125,000
Other long-term liabilities	4,542	185,566

		$80,220

The net assets transferred by the Company were recorded as a reduction to retained earnings in 2007.

NOTE 3 – DIVESTITURES

In recent years, the Company has completed certain strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. See Note 4.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DIVESTITURES (Continued)

2007 divestitures

In June 2007, the Company purchased for resale 21 nursing centers and one long-term acute care (“LTAC”) hospital (collectively, the “Ventas Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $4 million for 2007 and $10 million each for 2006 and 2005.

During 2007, the Company sold 14 of the Ventas Facilities for approximately $67 million. The Company intends to complete the divestiture of the remaining Ventas Facilities during 2008. The Company expects to generate between $13 million and $23 million in proceeds from the sale of the remaining Ventas Facilities and the related operations. The Company recorded a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to these planned divestitures.

In January 2007, the Company acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate these hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. During 2007, the Company sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. These 11 nursing centers, which contained 1,754 licensed beds, generated pretax losses of approximately $4 million for 2007, $1 million for 2006 and $4 million for 2005. In addition, the Company terminated a nursing center lease with another landlord during 2007. The Company recognized a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

In accordance with SFAS 144, assets not sold at December 31, 2007 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet.

2005 divestitures

During 2005, the Company disposed of three unprofitable leased nursing centers, designated two owned nursing centers as held for sale and closed one nursing center. The pretax loss associated with these transactions totaled $6.6 million ($4.1 million net of income taxes).

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the divestiture of unprofitable businesses discussed in Notes 1 and 3 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2007, the Company held for sale seven nursing centers and one LTAC hospital.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included a pretax charge of approximately $1.5 million ($0.9 million net of income taxes) for 2007 and favorable pretax adjustments of $19.3 million ($11.8 million net of income taxes) and $42.3 million ($26.0 million net of income taxes) for 2006 and 2005, respectively, resulting from a change in estimate for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues	$157,910	$243,226	$284,348

Salaries, wages and benefits	90,104	132,066	157,928
Supplies	9,957	15,229	19,195
Rent	6,248	22,746	27,230
Other operating expenses	56,516	63,193	58,088
Depreciation	2,513	6,620	7,202
Interest expense	6	1	9
Investment income	(5)	(11)	(416)

	165,339	239,844	269,236

Income (loss) from operations before income taxes	(7,429)	3,382	15,112
Income tax provision (benefit)	(2,860)	1,302	5,818

Income (loss) from operations	(4,569)	2,080	9,294
Loss on divestiture of operations, net of income taxes	(77,021)	(32)	(1,381)

	$(81,590)	$2,048	$7,913

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues:
Hospital division:
Hospitals	$14,873	$19,228	$27,185
Ancillary services	–	2	14

	14,873	19,230	27,199
Health services division	143,037	223,996	257,149
Pharmacy division	–	–	–

	$157,910	$243,226	$284,348

Operating income (loss):
Hospital division:
Hospitals	$2,535	$3,868	$2,363
Ancillary services	–	1	29

	2,535	3,869	2,392
Health services division	(1,202)	28,869	46,735
Pharmacy division	–	–	10

	$1,333	$32,738	$49,137

Rent:
Hospital division:
Hospitals	$545	$1,583	$2,013
Ancillary services	–	–	2

	545	1,583	2,015
Health services division	5,703	21,163	25,215
Pharmacy division	–	–	–

	$6,248	$22,746	$27,230

Depreciation:
Hospital division:
Hospitals	$198	$838	$783
Ancillary services	–	–	–

	198	838	783
Health services division	2,315	5,782	6,419
Pharmacy division	–	–	–

	$2,513	$6,620	$7,202

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2007	2006
Long-term assets:
Property and equipment, net	$15,595	$8,802
Other	242	311

	15,837	9,113
Current liabilities (included in other accrued liabilities)	(717)	(1,376)

	$15,120	$7,737

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

2007 acquisitions

During 2007, the Company acquired eight nursing centers and one hospital that were previously leased for $112.5 million. Annual rents associated with these facilities approximated $9.6 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

In July 2007, the Company acquired a combined nursing center and assisted living facility for $20.3 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $0.8 million.

In February 2007, the Company entered into new leases for eight nursing centers, the aggregate annual rents for which approximated $8.1 million.

Commonwealth Transaction

In February 2006, the Company acquired the operations of the LTAC hospitals, nursing centers and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Transaction”). The Commonwealth Transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Transaction aggregated $37.7 million. The purchase price also included identifiable intangible assets of $75.9 million related to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. The net cash paid through December 31, 2007 includes approximately $1.3 million of contingent consideration to be held in escrow through February 2008 in accordance with the acquisition agreement. During 2007, a portion of the contingent consideration previously held in escrow was settled, resulting in an increase of $6 million in goodwill. The Company has asserted various claims against the sellers under the acquisition agreement that may result in changes in the allocation of the purchase price.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACQUISITIONS (Continued)

Commonwealth Transaction (Continued)

A summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,453
Fair value of liabilities assumed	(6,763)

Net cash paid through December 31, 2006	123,690
Additional payment of transaction costs	12

Net cash paid through December 31, 2007	$123,702

The pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006 and January 1, 2005 follows (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005
Revenues	$4,169,843	$3,952,138
Income from continuing operations	76,690	142,169
Net income	78,738	150,082

Earnings per common share:
Basic:
Income from continuing operations	$1.96	$3.81
Net income	$2.01	$4.02
Diluted:
Income from continuing operations	$1.87	$3.14
Net income	$1.92	$3.32

Pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Transaction for the periods presented.

Pharmacy acquisitions

During 2006, the Company acquired three institutional pharmacy businesses for an aggregate cost of $15.3 million. During 2005, the Company acquired three institutional pharmacy businesses for an aggregate cost of $99.3 million.

NOTE 6 – REORGANIZATION ITEMS

Transactions related to the Company’s emergence from bankruptcy on April 20, 2001 and related plan of reorganization have been classified separately in the accompanying consolidated statement of operations. Operating results for 2005 included income of $1.6 million resulting from changes in estimates for accrued professional and administrative costs related to these activities.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of the earnings (loss) per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006	2005
Earnings (loss):
Income from continuing operations	$34,720	$76,663	$136,996
Discontinued operations, net of income taxes:
Income (loss) from operations	(4,569)	2,080	9,294
Loss on divestiture of operations	(77,021)	(32)	(1,381)

Net income (loss)	$(46,870)	$78,711	$144,909

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,791	39,108	37,328
Dilutive effect of certain securities:
Warrants	–	1,119	6,548
Employee stock options	767	450	927
Non-vested restricted stock	425	246	436

Adjusted weighted average shares outstanding – diluted computation	39,983	40,923	45,239

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.90	$1.96	$3.67
Discontinued operations:
Income (loss) from operations	(0.12)	0.05	0.25
Loss on divestiture of operations	(1.99)	–	(0.04)

Net income (loss)	$(1.21)	$2.01	$3.88

Diluted:
Income from continuing operations	$0.87	$1.87	$3.03
Discontinued operations:
Income (loss) from operations	(0.11)	0.05	0.20
Loss on divestiture of operations	(1.93)	–	(0.03)

Net income (loss)	$(1.17)	$1.92	$3.20

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	149	2,179	23

NOTE 8 – BUSINESS SEGMENT DATA

At December 31, 2007, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for 2007 included the results of the Company’s former pharmacy division for seven months. For accounting purposes, the pharmacy division will not be treated as a discontinued operation in the Company’s historical consolidated financial statements.

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

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2007	2006	2005
Revenues:
Hospital division	$1,772,272	$1,710,670	$1,592,998
Health services division	2,014,786	1,819,320	1,645,130
Rehabilitation division	352,397	300,106	262,773
Pharmacy division	406,111	652,608	522,225

	4,545,566	4,482,704	4,023,126
Eliminations:
Rehabilitation	(239,740)	(215,537)	(185,516)
Pharmacy	(85,560)	(137,115)	(119,111)

	(325,300)	(352,652)	(304,627)

	$4,220,266	$4,130,052	$3,718,499

Income from continuing operations:
Operating income (loss):
Hospital division	$362,199	$384,745	$416,423
Health services division	296,749	241,852	210,943
Rehabilitation division	34,526	30,362	32,052
Pharmacy division	17,557	48,461	56,837
Corporate:
Overhead	(167,717)	(157,157)	(134,514)
Insurance subsidiary	(7,077)	(7,125)	(10,155)

	(174,794)	(164,282)	(144,669)
Reorganization items	–	–	1,639

Operating income	536,237	541,138	573,225
Rent	(347,560)	(297,663)	(250,479)
Depreciation and amortization	(121,767)	(117,422)	(97,304)
Interest, net	(889)	575	2,938

Income before income taxes	66,021	126,628	228,380
Provision for income taxes	31,301	49,965	91,384

	$34,720	$76,663	$136,996

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2007	2006	2005
Rent:
Hospital division	$143,718	$121,086	$98,989
Health services division	194,547	167,013	142,953
Rehabilitation division	4,641	3,697	3,243
Pharmacy division	4,325	5,554	4,935
Corporate	329	313	359

	$347,560	$297,663	$250,479

Depreciation and amortization:
Hospital division	$42,304	$46,285	$40,165
Health services division	50,662	38,251	27,567
Rehabilitation division	1,176	533	231
Pharmacy division	6,510	8,835	5,751
Corporate	21,115	23,518	23,590

	$121,767	$117,422	$97,304

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$95,084	$70,154	$45,303
Health services division	46,940	41,229	50,346
Rehabilitation division	2,037	603	653
Pharmacy division	4,115	9,851	6,963
Corporate:
Information systems	24,431	28,146	20,404
Other	13,881	1,091	2,394

	$186,488	$151,074	$126,063

	December 31, 2007	December 31, 2006
Assets at end of period:
Hospital division	$846,429	$762,943
Health services division	550,525	427,376
Rehabilitation division	30,751	10,621
Pharmacy division	–	225,684
Corporate	651,847	589,503

	$2,079,552	$2,016,127

Goodwill:
Hospital division	$67,598	$62,613
Health services division	639	–
Rehabilitation division	863	–
Pharmacy division	–	45,239

	$69,100	$107,852

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES

The provision for income taxes is based upon management’s estimate of annual taxable income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$34,265	$45,543	$39,725
State	5,572	9,158	6,458

	39,837	54,701	46,183
Deferred	(8,536)	(4,736)	45,201

	$31,301	$49,965	$91,384

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Income tax expense at federal rate	$23,107	$44,320	$79,933
State income tax expense, net of federal income tax expense	2,311	4,432	7,993
Spin-off Transaction costs	4,829	–	–
Prior year contingencies	(2,296)	(2,697)	1,014
Other items, net	3,350	3,910	2,444

	$31,301	$49,965	$91,384

A summary of net deferred income tax assets by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2007	2006
Property and equipment	$27,601	$14,602
Insurance	48,608	42,502
Accounts receivable allowances	25,567	42,207
Compensation	38,279	36,320
Net operating losses	3,956	3,602
Assets held for sale	14,009	833
Other	27,098	30,026

	185,118	170,092

Valuation allowance	(11,328)	(11,328)

	$173,790	$158,764

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

Deferred income taxes totaling $59.9 million and $62.5 million at December 31, 2007 and 2006, respectively, were classified as current assets, and deferred income taxes totaling $113.9 million and $96.3 million at December 31, 2007 and 2006, respectively, were classified as noncurrent assets.

In November 2004, the Internal Revenue Service (the “IRS”) proposed certain adjustments to the Company’s 2000 and 2001 federal income tax returns which were contested. The principal proposed adjustment related to the manner of reducing tax attributes, primarily net operating loss carryforwards (“NOLs”), in connection with the emergence of the Company and its subsidiaries from proceedings under the bankruptcy code. In 2006, the Company reached a settlement with the IRS related to all disputed federal income tax issues for fiscal 2000 and 2001. In connection with the settlement, the Company paid $2.9 million of employer payroll taxes to the IRS in 2007. At December 31, 2006, the Company reflected the impact of the settlement in its consolidated balance sheet by increasing certain net deferred tax assets by $16.4 million, reducing currently payable income taxes by $69.7 million and increasing stockholders’ equity by $86.1 million. Because of fresh-start accounting rules related to the Company’s reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

After the Company’s emergence from bankruptcy, the realization of pre-reorganization deferred tax assets (amounts which had been considered “more likely than not” to be realized by the Company) and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $3.0 million in 2007, $79.8 million in 2006 and $18.2 million in 2005 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability.

In connection with the Company’s emergence from bankruptcy, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the bankruptcy code. However, the Company is required, beginning with its 2002 taxable year, to reduce certain tax attributes including (a) NOLs, (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment.

The Company had NOLs of $10.3 million and $9.4 million (after the conclusion of the Company’s 2000 and 2001 federal tax examinations and the reductions in the attributes discussed above) at December 31, 2007 and 2006, respectively. A deferred tax valuation allowance of $2.3 million related to NOLs was recorded at December 31, 2007 and 2006. The NOLs expire in various amounts through 2026.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INCOME TAXES (Continued)

FIN 48 (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits were $7.4 million. A reconciliation of the 2007 activity related to unrecognized tax benefits follows (in thousands):

Balance, January 1, 2007	$7,419
Additions related to prior period tax filings	4,715
Reductions due to lapses of applicable statute of limitations	(2,921)

Balance, December 31, 2007	$9,213

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $2.1 million as of January 1, 2007 and $1.5 million as of December 31, 2007.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact the Company’s results of operations approximates $4.6 million. The remaining balance of unrecognized income tax benefits of $4.6 million, if recognized, would increase stockholders’ equity.

The federal statute of limitations remains open for tax years 2004 through 2007. The IRS is currently examining the 2004 and 2005 tax years.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

During 2008, the statutes of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction in the Company’s income tax liability of up to approximately $2 million for unrecognized income tax benefits and up to $1 million of accrued interest is reasonably possible and may favorably impact the Company’s financial position and results of operations. In addition, due to the expiration of statutes of limitations associated with certain states, it is reasonably possible that approximately $4.6 million of unrecognized income tax benefits would result in an increase to stockholders’ equity for unrecognized income benefits resulting from the Company’s emergence from bankruptcy.

NOTE 10 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including third party actuarially determined estimates.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE RISKS (Continued)

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Professional liability:
Continuing operations	$36,992	$52,949	$64,058
Discontinued operations	12,368	(2,713)	(22,715)

Workers compensation:
Continuing operations	$38,366	$35,808	$44,502
Discontinued operations	2,196	3,490	5,263

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2007			2006
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$127,017	$104,676	$231,693	$158,245	$69,620	$227,865
Reinsurance recoverables	4,334	–	4,334	2,291	–	2,291

	131,351	104,676	236,027	160,536	69,620	230,156
Non-current:
Insurance subsidiary investments	49,166	–	49,166	52,977	–	52,977
Reinsurance recoverables	4,530	–	4,530	8,565	–	8,565
Deposits	6,250	1,455	7,705	7,250	1,507	8,757
Other	–	261	261	–	275	275

	59,946	1,716	61,662	68,792	1,782	70,574

	$191,297	$106,392	$297,689	$229,328	$71,402	$300,730

Liabilities:
Allowance for insurance risks:
Current	$64,740	$26,144	$90,884	$65,497	$27,920	$93,417
Non-current	186,652	63,132	249,784	184,749	56,971	241,720

	$251,392	$89,276	$340,668	$250,246	$84,891	$335,137

Provisions for loss for professional liability risks retained by the limited purpose insurance subsidiary have been discounted based upon third party actuarial estimates of claim payment patterns using a discount rate of 5% in each of the last three years. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $263.8 million at December 31, 2007 and $262.9 million at December 31, 2006.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE RISKS (Continued)

Provisions for loss for workers compensation risks retained by the limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follow (in thousands):

	2007				2006
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents	$149,212	$–	$–	$149,212	$142,966	$–	$–	$142,966
Asset backed securities	52,098	444	(33)	52,509	50,901	28	(328)	50,601
Corporate bonds	35,824	126	(215)	35,735	31,210	23	(130)	31,103
Commercial paper	20,912	15	–	20,927	31,072	–	(11)	31,061
Equities	14,498	2,278	(886)	15,890	12,944	1,966	(141)	14,769
U.S. Treasury notes	6,141	445	–	6,586	10,112	294	(64)	10,342

	$278,685	$3,308	$(1,134)	$280,859	$279,205	$2,311	$(674)	$280,842

The fair value of available-for-sale investments of the Company’s insurance subsidiary at December 31, 2007 follows. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

(In thousands)	Expected maturities	Contractual maturities
Within one year	$231,693	$229,319
One year to five years	46,067	48,441
After five years	3,099	3,099

	$280,859	$280,859

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Interest income	$12,405	$10,894	$8,108
Net amortization of premium and accretion of discount	818	864	399
Gains on sale of investments	1,350	846	673
Losses on sale of investments	(106)	(249)	(830)
Investment expenses	(263)	(222)	(256)

	$14,204	$12,133	$8,094

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2007 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Asset backed securities	$1,811	$10	$12,725	$23	$14,536	$33
Corporate bonds	15,264	198	9,688	17	24,952	215
Commercial paper	–	–	–	–	–	–
Equities	4,955	792	753	94	5,708	886
U.S. Treasury notes	–	–	–	–	–	–

	$22,030	$1,000	$23,166	$134	$45,196	$1,134

As of December 31, 2007, the unrealized losses on asset backed securities and corporate bonds totaling $0.2 million were due to changes in interest rates. The unrealized losses on equities totaling $0.9 million were due to market fluctuations. Accordingly, the Company believes these unrealized losses are the result of temporary interest rate and market fluctuations.

The Company’s investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from the Company. The investment managers also limit the exposure to any one issue, issuer or type of investment. The Company intends, and has the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to generate cash to fund the underwriting needs of its insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in market value of equity securities and par value of debt securities as of their stated maturity date.

Because the Company considers the unrealized losses at December 31, 2007 to be temporary, and due to its investment policy guidelines and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in market value, the Company has not recorded any impairment loss related to these securities.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2007	2006	2005
Hospital division:
Buildings:
Ventas	$84,358	$71,171	$61,207
Other landlords	32,968	24,601	14,827
Equipment	26,392	25,314	22,955

	143,718	121,086	98,989
Health services division:
Buildings:
Ventas	145,916	127,263	113,723
Other landlords	45,697	36,965	26,530
Equipment	2,934	2,785	2,700

	194,547	167,013	142,953
Rehabilitation division:
Buildings	84	74	72
Equipment	4,557	3,623	3,171

	4,641	3,697	3,243
Pharmacy division:
Buildings	3,705	4,739	4,147
Equipment	620	815	788

	4,325	5,554	4,935
Corporate:
Buildings	285	277	326
Equipment	44	36	33

	329	313	359

	$347,560	$297,663	$250,479

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2008	$234,652	$72,845	$307,497
2009	234,652	65,044	299,696
2010	154,491	61,110	215,601
2011	114,411	57,307	171,718
2012	114,411	52,873	167,284
Thereafter	38,136	319,965	358,101

At December 31, 2007, the Company leased from Ventas and its affiliates 38 LTAC hospitals and 165 nursing centers under four Master Lease Agreements (the “Master Lease Agreements”).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LEASES (Continued)

In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million (including the Ventas Facilities) became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million (including the Ventas Facilities). As required, Ventas paid the Company a reset fee of approximately $4.6 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

NOTE 13 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capitalization

A summary of long-term debt and capital lease obligation at December 31 follows (in thousands):

	2007	2006
Revolving credit facility due 2012 (LIBOR plus 1.25% to 2.00%)	$275,000	$129,200
Capital lease obligation due 2027 (8.04% discount rate)	16,268	–
Other	890	961

Total debt, average life of 5 years (weighted average rate 6.8%)	292,158	130,161
Amounts due within one year	(584)	(71)

Long-term debt and capital lease obligation	$291,574	$130,090

In July 2007, the Company completed certain amendments to its revolving credit facility. Under the terms of the revolving credit facility as amended, the aggregate amount of the credit was increased to $500 million and may be further increased to $600 million at the Company’s option if certain conditions are met. The term of the revolving credit facility was extended by an additional three years until July 2012. The revolving credit facility also establishes permitted acquisitions and certain investments by the Company at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends. The revolving credit facility also allowed for the consummation of the Spin-off Transaction.

Interest rates under the revolving credit facility are based, at the Company’s option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin in the revolving credit facility represents a decrease of 75 basis points from the previous pricing.

The revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The terms of the revolving credit facility include certain financial covenants and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of the revolving credit facility at December 31, 2007.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION (Continued)

Capitalization (Continued)

In November 2007, the Company entered into a 20-year capital lease obligation related to a newly constructed replacement hospital. In January 2008, the Company exercised a purchase option for this hospital and expects to complete the transaction in the second quarter of 2008. The purchase price, which is based upon project costs, is expected to approximate $17 million.

Other Information

The following table summarizes scheduled maturities of long-term debt for the years 2008 through 2012 (in thousands):

	Revolving credit facility	Other	Total
2008	$–	$76	$76
2009	–	81	81
2010	–	86	86
2011	–	91	91
2012	275,000	96	275,096

The estimated fair value of the Company’s long-term debt at December 31, 2007 and 2006 approximated the respective carrying amounts.

The following table summarizes scheduled maturities of the capital lease obligation (in thousands):

	Principal	Interest	Total
2008	$508	$1,390	$1,898
2009	373	1,254	1,627
2010	404	1,223	1,627
2011	438	1,189	1,627
2012	475	1,152	1,627
Thereafter	14,070	10,060	24,130

	$16,268	$16,268	$32,536

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

Professional liability risks – The Company has provided for loss for professional liability risks based upon management’s best available information including third party actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 4 and 10.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CONTINGENCIES (Continued)

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations and liquidity.

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event.

NOTE 15 – CAPITAL STOCK

In April 2002, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 39 million to 175 million. The shareholders also approved an additional 3.2 million shares of common stock in May 2004 and 2.4 million shares of common stock in April 2002 that could be issued under the Company’s incentive compensation plans.

Plan descriptions

The Company maintains plans under which approximately eight million restricted stock awards and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 1,309,470, 1,663,490 and 2,730,841 at December 31, 2007, 2006 and 2005, respectively.

Stock options

As discussed in Note 1, the Company adopted SFAS 123R as of January 1, 2006. The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.46%	4.62%	4.14%
Expected dividend yield	None	None	None
Expected term	6 years	5 years	6 years
Expected volatility	47%	51%	53%
Weighted average fair value at grant date	$12.51	$11.03	$16.16

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock options (Continued)

The expected term represents the period of time that stock options granted are estimated to be outstanding. The expected volatility is based upon the historical prices of the Company’s common stock. As required by SFAS 123R, an estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest.

At December 31, 2007, unearned compensation costs related to non-vested stock options aggregated $3.1 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to stock options approximated $16.1 million for the year ended December 31, 2007 and $7.4 million for the year ended December 31, 2006. Compensation expense for the year ended December 31, 2007 included $11.7 million related to the adjustment of stock options in connection with the Spin-off Transaction.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2006	3,386,869	$6.39 to $37.17	$22.40
Granted	35,000	25.38	25.38
Exercised	(565,669)	6.39 to 31.14	18.19
Canceled	(52,502)	7.97 to 31.14	21.71

Balances, July 31, 2007	2,803,698	6.39 to 37.17	23.30
Issued in connection with the Spin-off Transaction	864,614	4.89 to 28.41	17.81
Granted	10,000	20.55 to 23.66	22.11
Exercised	(40,947)	4.89 to 22.55	12.10
Canceled	(75,013)	4.89 to 23.80	16.11

Balances, December 31, 2007	3,562,352	$4.89 to $28.41	$17.93

As a result of the Spin-off Transaction, adjustments to outstanding stock options as of July 31, 2007 were made in accordance with IRS guidelines which resulted in changes to both the number of shares subject to the stock option and the exercise price.

The intrinsic value of the stock options exercised during 2007, 2006 and 2005 approximated $9.1 million, $1.2 million and $11.9 million, respectively. Cash received from stock option exercises in 2007, 2006 and 2005 totaled $10.5 million, $1.6 million and $8.5 million, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock options (Continued)

A summary of stock options outstanding at December 31, 2007 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2007	Weighted average exercise price
$4.89 to $8.44	351,967	5 years	$7.97	351,967	$7.97
$12.16 to $15.29	760,583	4 years	13.76	760,583	13.76
$16.81 to $22.72	1,475,472	6 years	18.55	870,311	19.05
$23.25 to $28.41	974,330	5 years	23.84	969,330	23.84

	3,562,352	5 years	17.93	2,952,191	17.94

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2007 approximated $25.2 million and $20.8 million, respectively.

Restricted stock

At December 31, 2007, unearned compensation costs related to non-vested restricted stock aggregated $11.8 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $15.1 million for the year ended December 31, 2007, $11.2 million for the year ended December 31, 2006 and $9.4 million for the year ended December 31, 2005. Compensation expense for the year ended December 31, 2007 included $3.9 million in connection with the Spin-off Transaction.

A summary of non-vested restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2006	830,697	$26.87
Granted	482,998	34.79
Vested	(324,452)	26.61
Canceled	(46,463)	28.23

Balances, December 31, 2007	942,780	$30.95

The fair value of restricted shares vested during 2007, 2006 and 2005 was $9.0 million, $10.8 million and $20.9 million, respectively.

Stock repurchases

In August 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, the Company expended $50 million to purchase approximately

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – CAPITAL STOCK (Continued)

Stock repurchases (Continued)

2.6 million shares of its common stock. The Company intends to finance any additional repurchases from operating cash flows or from borrowings under its revolving credit facility. The authorization includes both open market purchases as well as private transactions.

In August 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million in common stock and warrants. During 2005, the Company repurchased approximately 1.8 million shares of its common stock at an aggregate cost of $48.0 million. During 2006, the Company repurchased approximately 2 million shares of its common stock in the open market at an aggregate cost of $52.0 million, thereby completing the 2005 share repurchase program. The Company financed these repurchases from both operating cash flows and borrowings under its revolving credit facility.

Common stock repurchases are accounted for as constructive retirements in accordance with the allocation method under paragraph 12 of Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” which provides that any excess of the purchase price over par value may be allocated between capital surplus and retained earnings.

Warrants

In connection with the exercise of the Company’s Series A warrants and Series B warrants in April 2006, the Company issued approximately 10.1 million shares of common stock and received net proceeds of $142.3 million. These proceeds were used to repurchase approximately 5.8 million shares of the Company’s common stock in the open market in 2006.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $9.5 million for 2007, $10.8 million for 2006 and $8.6 million for 2005. Amounts equal to retirement plan expense are funded annually.

NOTE 17 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2007	2006
Patient accounts	$37,131	$31,357
Taxes other than income	26,234	27,244
Other	17,298	16,921

	$80,663	$75,522

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	2007		2006
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$32,877	$32,877	$20,857	$20,857
Cash–restricted	5,360	5,360	5,757	5,757
Insurance subsidiary investments	280,859	280,859	280,842	280,842
Tax refund escrow investments	213	213	230	230
Long-term debt, including amounts due within one year	275,890	275,878	130,161	130,148

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

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2007 (a)
	First	Second	Third	Fourth
Revenues	$1,108,989	$1,096,245	$1,009,459	$1,005,573
Net income (loss):
Income (loss) from continuing operations	16,525	9,643	(9,058)	17,610
Discontinued operations, net of income taxes:
Loss from operations	(1,426)	(1,874)	(4)	(1,265)
Loss on divestiture of operations	(7,266)	(69,702)	–	(53)
Net income (loss)	7,833	(61,933)	(9,062)	16,292
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.42	0.24	(0.23)	0.47
Discontinued operations:
Loss from operations	(0.03)	(0.05)	–	(0.03)
Loss on divestiture of operations	(0.19)	(1.76)	–	–
Net income (loss)	0.20	(1.57)	(0.23)	0.44
Diluted:
Income (loss) from continuing operations	0.41	0.24	(0.23)	0.46
Discontinued operations:
Loss from operations	(0.03)	(0.05)	–	(0.03)
Loss on divestiture of operations	(0.18)	(1.71)	–	–
Net income (loss)	0.20	(1.52)	(0.23)	0.43
Shares used in computing earnings (loss) per common share:
Basic	39,212	39,591	39,013	37,365
Diluted	39,997	40,645	39,013	38,366
Market prices (b):
High	34.44	36.67	31.80	26.02
Low	24.46	30.56	17.35	17.35

	2006 (a)
	First	Second	Third	Fourth
Revenues	$997,124	$1,040,814	$1,024,144	$1,067,970
Net income:
Income from continuing operations	24,249	26,464	4,564	21,386
Discontinued operations, net of income taxes:
Income (loss) from operations	(447)	3,517	(1,752)	762
Gain (loss) on divestiture of operations	157	(308)	126	(7)
Net income	23,959	29,673	2,938	22,141
Earnings per common share:
Basic:
Income from continuing operations	0.66	0.64	0.12	0.55
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.05)	0.02
Gain (loss) on divestiture of operations	–	(0.01)	–	–
Net income	0.65	0.71	0.07	0.57
Diluted:
Income from continuing operations	0.59	0.62	0.11	0.54
Discontinued operations:
Income (loss) from operations	(0.01)	0.08	(0.04)	0.02
Gain (loss) on divestiture of operations	–	(0.01)	–	–
Net income	0.58	0.69	0.07	0.56
Shares used in computing earnings per common share:
Basic	36,576	41,695	39,014	39,120
Diluted	41,091	42,956	39,769	39,784
Market prices:
High	29.50	27.40	32.07	29.99
Low	19.70	22.76	24.91	24.95

(a)	See accompanying discussion of certain quarterly items.
(b)	On July 31, 2007, the Company completed the Spin-off Transaction. Immediately after the Spin-off Transaction, stockholders of the Company held approximately 50% of the outstanding common stock of PharMerica.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during each quarter of 2007 and 2006:

Fourth quarter 2007

Operating results for the fourth quarter of 2007 included a pretax charge of $1.1 million for costs incurred in connection with the Spin-off Transaction, a pretax charge of $0.4 million for employee severance costs, a pretax charge of $1.7 million for professional fees associated with the Company’s strategic planning process and a pretax gain of $0.6 million from an asset sale. In addition, the provision for income taxes included a net charge of $0.4 million related to income tax items associated with the Spin-off Transaction.

The Company also recorded certain adjustments in the fourth quarter of 2007, including a pretax charge of approximately $6.6 million related to accounts receivable for certain hospitals acquired in 2006, a pretax credit of approximately $2.6 million to reflect a change in estimate for hospital Medicare in-house accounts receivable and a pretax credit of approximately $3.7 million to adjust certain nursing center Medicaid revenues. The aggregate effect of these changes in estimates did not have a material effect on the Company’s consolidated fourth quarter 2007 results of operations.

Third quarter 2007

Operating results for the third quarter of 2007 included a non-cash pretax charge of $17.7 million for compensation costs resulting from the Spin-off Transaction (primarily related to the adjustment of stock options adjusted in the Spin-off Transaction and the vesting of certain stock-based and other compensation), a pretax charge of $3.9 million for professional fees and other costs incurred in connection with the Spin-off Transaction and a pretax charge of $0.9 million for employee severance costs. In addition, the provision for income taxes included a net charge of $2.2 million related to income tax items associated with the Spin-off Transaction and the favorable resolution of certain income tax contingencies for prior years.

Second quarter 2007

Operating results for the second quarter of 2007 included a pretax charge of $2.8 million for professional fees and other costs incurred in connection with the Spin-off Transaction and a pretax charge of $3.4 million for employee severance costs. The Company also recorded a pretax charge of $4.6 million related to an unfavorable judgment rendered in connection with a civil dispute with a hospital vendor. In addition, operating results for the second quarter of 2007 included pretax income of $5.5 million related to a favorable settlement of a rehabilitation therapy contract dispute from prior years.

First quarter 2007

Operating results for the first quarter of 2007 included a pretax charge of $4.1 million for professional fees and other costs incurred in connection with the Spin-off Transaction.

Fourth quarter 2006

Operating results for the fourth quarter of 2006 included pretax income of $2.3 million related to favorable settlements of prior year hospital Medicare cost reports, pretax income of $1.5 million from insurance recoveries related to hurricane losses, a pretax charge of $4.2 million to adjust certain estimated institutional pharmacy

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS (Continued)

Fourth quarter 2006 (Continued)

Medicare Part D revenues recorded in the first nine months of 2006, a pretax charge of $3.1 million to adjust the accounts receivable of an acquired institutional pharmacy, and a pretax charge of $5.3 million for professional fees and other costs incurred in connection with the Spin-off Transaction and the rent reset issue with Ventas. The Company also recorded favorable income tax adjustments that increased net income by $3.5 million.

Third quarter 2006

Operating results for the third quarter of 2006 included pretax income of $1.3 million related to an insurance recovery and a favorable adjustment of a prior year tax dispute, and a pretax charge of $3.5 million for costs incurred in connection with the Spin-off Transaction and professional fees incurred in connection with the Ventas rent reset issue. Third quarter 2006 results also included a charge of $0.6 million related to a change in estimate of the Company’s annual effective income tax rate.

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

First quarter 2006

Operating results for the first quarter of 2006 included pretax income of $1.8 million related to the favorable settlement of prior year hospital Medicare cost reports, a $1.3 million pretax gain from an institutional pharmacy joint venture transaction, a pretax charge of $2.7 million related primarily to revisions to prior estimates for accrued contract labor costs in the Company’s rehabilitation division, and a pretax charge of $1.3 million for investment banking services and costs related to the rent reset issue with Ventas.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

		Additions		Deductions
	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions or payments	Spin-off Transaction	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2005	$60,320	$14,867	$9,892	$(23,001)	$–	$62,078
Year ended December 31, 2006	62,078	35,149	509	(35,672)	–	62,064
Year ended December 31, 2007	62,064	30,093	149	(43,315)	(15,686)	33,305

Allowance for deferred taxes:
Year ended December 31, 2005	$137,749	$–	$–	$(11,571)	$–	$126,178
Year ended December 31, 2006	126,178	–	–	(114,850)	–	11,328
Year ended December 31, 2007	11,328	–	–	–	–	11,328