Form 10-Q
period 2008-03-31
KINDRED HEALTHCARE, INC
filed 2008-05-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2008
Common stock, $0.25 par value	38,475,404 shares

1 of 37

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues	$1,059,761	$1,108,989

Salaries, wages and benefits	608,901	603,552
Supplies	79,962	181,635
Rent	86,126	84,672
Other operating expenses	230,700	182,434
Other income	(4,717)	–
Depreciation and amortization	31,405	28,202
Interest expense	4,921	3,595
Investment income	(3,268)	(3,833)

	1,034,030	1,080,257

Income from continuing operations before income taxes	25,731	28,732
Provision for income taxes	10,710	12,207

Income from continuing operations	15,021	16,525
Discontinued operations, net of income taxes:
Loss from operations	(331)	(1,426)
Loss on divestiture of operations	–	(7,266)

Net income	$14,690	$7,833

Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.42
Discontinued operations:
Loss from operations	(0.01)	(0.03)
Loss on divestiture of operations	–	(0.19)

Net income	$0.39	$0.20

Diluted:
Income from continuing operations	$0.39	$0.41
Discontinued operations:
Loss from operations	(0.01)	(0.03)
Loss on divestiture of operations	–	(0.18)

Net income	$0.38	$0.20

Shares used in computing earnings per common share:
Basic	37,444	39,212
Diluted	38,618	39,997

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,892	$32,877
Cash – restricted	5,098	5,360
Insurance subsidiary investments	181,511	231,693
Accounts receivable less allowance for loss of $32,476 – March 31, 2008 and $33,305 – December 31, 2007	690,893	598,108
Inventories	22,113	22,035
Deferred tax assets	61,051	59,936
Income taxes	1,652	43,128
Other	28,966	20,510

	1,008,176	1,013,647

Property and equipment	1,248,900	1,226,111
Accumulated depreciation	(571,605)	(542,773)

	677,295	683,338

Goodwill	71,257	69,100
Intangible assets less accumulated amortization of $1,306 – March 31, 2008 and $1,095 – December 31, 2007	80,295	79,956
Assets held for sale	10,532	15,837
Insurance subsidiary investments	55,147	49,166
Deferred tax assets	118,565	113,854
Other	51,943	54,654

	$2,073,210	$2,079,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$170,396	$180,367
Salaries, wages and other compensation	262,991	261,608
Due to third party payors	38,489	41,980
Professional liability risks	60,929	64,740
Other accrued liabilities	75,400	80,663
Long-term debt and capital lease obligation due within one year	431	584

	608,636	629,942

Long-term debt	256,594	275,814
Capital lease obligation	15,639	15,760
Professional liability risks	198,854	186,652
Deferred credits and other liabilities	112,552	109,260

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,511 shares – March 31, 2008 and 38,339 shares – December 31, 2007	9,628	9,585
Capital in excess of par value	795,180	790,367
Accumulated other comprehensive income	533	1,250
Retained earnings	75,594	60,922

	880,935	862,124

	$2,073,210	$2,079,552

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,690	$7,833
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,405	29,421
Amortization of stock-based compensation costs	3,769	3,580
Provision for doubtful accounts	8,372	7,195
Deferred income taxes	(4,718)	(5,431)
Loss on divestiture of discontinued operations	–	7,266
Other	(576)	(652)
Change in operating assets and liabilities:
Accounts receivable	(102,143)	(47,192)
Inventories and other assets	(7,172)	(5,718)
Accounts payable	352	(11,091)
Income taxes	41,596	16,187
Due to third party payors	(3,491)	(2,182)
Other accrued liabilities	8,122	8,042

Net cash provided by (used in) operating activities	(9,794)	7,258

Cash flows from investing activities:
Purchase of property and equipment	(24,940)	(34,022)
Acquisitions	(2,080)	(39,642)
Sale of assets	6,479	77,166
Purchase of insurance subsidiary investments	(35,233)	(50,678)
Sale of insurance subsidiary investments	38,899	51,487
Net change in insurance subsidiary cash and cash equivalents	39,953	24,993
Other	1,094	(7,114)

Net cash provided by investing activities	24,172	22,190

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	375,000	436,800
Repayment of borrowings under revolving credit	(394,200)	(453,400)
Repayment of long-term debt	(294)	(17)
Payment of deferred financing costs	(131)	(71)
Issuance of common stock	722	870
Other	(11,460)	(14,724)

Net cash used in financing activities	(30,363)	(30,542)

Change in cash and cash equivalents	(15,985)	(1,094)
Cash and cash equivalents at beginning of period	32,877	20,857

Cash and cash equivalents at end of period	$16,892	$19,763

Supplemental information:
Interest payments	$5,087	$3,940
Income tax payments (refunds)	(26,331)	258

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At March 31, 2008, the Company’s hospital division operated 84 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 228 nursing centers in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

Impact of recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company cannot determine the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets,

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or liquidity. The adoption of SFAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency asset-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	March 31, 2008
	Fair value measurements			Assets/liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$37,224	$104,630	$–	$141,854
Deposits held in money market funds	1,298	–	–	1,298

	$38,522	$104,630	$–	$143,152

Liabilities	$–	$–	$–	$–

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes. These available-for-sale securities and insurance subsidiary cash and cash equivalents of $94.8 million are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2008	2007
Net income	$14,690	$7,833
Net unrealized investment gains (losses), net of income taxes	(717)	89

Comprehensive income	$13,973	$7,922

Other information

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – SPIN-OFF TRANSACTION

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”).

For accounting purposes, the assets and liabilities of KPS were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS are no longer included in the operating results of the Company. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of KPS are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – SPIN-OFF TRANSACTION (Continued)

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

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2008, the Company held for sale five nursing centers and one hospital.

On January 31, 2007, the Company acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. During the first quarter of 2007, the Company sold ten of the nursing centers acquired in the HCP Transaction and received proceeds of approximately $75 million. The Company recorded a pretax loss related to these divestitures of $12.7 million ($7.8 million net of income taxes) in the first quarter of 2007.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2008	2007
Revenues	$10,703	$48,833

Salaries, wages and benefits	6,081	26,985
Supplies	783	2,960
Rent	31	3,466
Other operating expenses	4,348	16,522
Depreciation	–	1,219
Interest expense	2	1
Investment income	(4)	(1)

	11,241	51,152

Loss from operations before income taxes	(538)	(2,319)
Income tax benefit	(207)	(893)

Loss from operations	(331)	(1,426)
Loss on divestiture of operations, net of income taxes	–	(7,266)

	$(331)	$(8,692)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2008	2007
Revenues:
Hospital division	$3,503	$4,031
Health services division	7,200	44,802

	$10,703	$48,833

Operating income (loss):
Hospital division	$50	$982
Health services division	(559)	1,384

	$(509)	$2,366

Rent:
Hospital division	$13	$261
Health services division	18	3,205

	$31	$3,466

Depreciation:
Hospital division	$–	$99
Health services division	–	1,120

	$–	$1,219

A summary of the net assets held for sale follows (in thousands):

	March 31, 2008	December 31, 2007
Long-term assets:
Property and equipment, net	$10,334	$15,595
Other	198	242

	10,532	15,837
Current liabilities (included in other accrued liabilities)	(480)	(717)

	$10,052	$15,120

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2008	2007
Medicare	$466,301	$523,762
Medicaid	268,076	273,198
Other third parties	393,159	406,941

	1,127,536	1,203,901
Eliminations:
Rehabilitation	(67,775)	(58,917)
Pharmacy	–	(35,995)

	(67,775)	(94,912)

	$1,059,761	$1,108,989

NOTE 5 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options and non-vested restricted stock.

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2008	2007
Earnings:
Income from continuing operations	$15,021	$16,525
Discontinued operations, net of income taxes:
Loss from operations	(331)	(1,426)
Loss on divestiture of operations	–	(7,266)

Net income	$14,690	$7,833

Shares used in the computation:
Weighted average shares outstanding – basic computation	37,444	39,212
Dilutive effect of certain securities:
Employee stock options	617	576
Non-vested restricted stock	557	209

Adjusted weighted average shares outstanding – diluted computation	38,618	39,997

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS PER SHARE (Continued)

	Three months ended March 31,
	2008	2007
Earnings per common share:
Basic:
Income from continuing operations	$0.40	$0.42
Discontinued operations:
Loss from operations	(0.01)	(0.03)
Loss on divestiture of operations	–	(0.19)

Net income	$0.39	$0.20

Diluted:
Income from continuing operations	$0.39	$0.41
Discontinued operations:
Loss from operations	(0.01)	(0.03)
Loss on divestiture of operations	–	(0.18)

Net income	$0.38	$0.20

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings per share computation	701	1,511

NOTE 6 – BUSINESS SEGMENT DATA

At March 31, 2008, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $1.6 million for the hospital division, $1.2 million for the health services division and $0.4 million for the rehabilitation division in the first quarter of 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the first quarter of 2007 included the results of the Company’s former pharmacy division. For accounting purposes, the pharmacy division will not be treated as a discontinued operation in the Company’s historical consolidated financial statements.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2008	2007
Revenues:
Hospital division	$488,244	$459,806
Health services division	534,793	485,635
Rehabilitation division	104,499	83,756
Pharmacy division	–	174,704

	1,127,536	1,203,901
Eliminations:
Rehabilitation	(67,775)	(58,917)
Pharmacy	–	(35,995)

	(67,775)	(94,912)

	$1,059,761	$1,108,989

Income from continuing operations:
Operating income (loss):
Hospital division	$95,663	$99,748
Health services division	74,200	61,669
Rehabilitation division	11,486	10,044
Pharmacy division	–	9,243
Corporate:
Overhead	(34,931)	(37,794)
Insurance subsidiary	(1,503)	(1,542)

	(36,434)	(39,336)

Operating income	144,915	141,368
Rent	(86,126)	(84,672)
Depreciation and amortization	(31,405)	(28,202)
Interest, net	(1,653)	238

Income from continuing operations before income taxes	25,731	28,732
Provision for income taxes	10,710	12,207

	$15,021	$16,525

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2008	2007
Rent:
Hospital division	$36,853	$34,648
Health services division	47,883	47,239
Rehabilitation division	1,358	1,069
Pharmacy division	–	1,642
Corporate	32	74

	$86,126	$84,672

Depreciation and amortization:
Hospital division	$11,653	$9,083
Health services division	14,389	10,981
Rehabilitation division	387	236
Pharmacy division	–	2,816
Corporate	4,976	5,086

	$31,405	$28,202

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$13,556	$20,765
Health services division	7,135	6,696
Rehabilitation division	282	118
Pharmacy division	–	1,712
Corporate:
Information systems	3,832	4,457
Other	135	274

	$24,940	$34,022

	March 31, 2008	December 31, 2007
Assets at end of period:
Hospital division	$906,441	$846,429
Health services division	567,418	550,525
Rehabilitation division	37,129	30,751
Corporate	562,222	651,847

	$2,073,210	$2,079,552

Goodwill:
Hospital division	$68,577	$67,598
Health services division	639	639
Rehabilitation division	2,041	863

	$71,257	$69,100

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2008	2007
Professional liability:
Continuing operations	$15,990	$17,945
Discontinued operations	214	2,777

Workers compensation:
Continuing operations	$10,475	$11,384
Discontinued operations	131	633

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2008			December 31, 2007
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$102,473	$79,038	$181,511	$127,017	$104,676	$231,693
Reinsurance recoverables	2,692	–	2,692	4,334	–	4,334

	105,165	79,038	184,203	131,351	104,676	236,027
Non-current:
Insurance subsidiary investments	55,147	–	55,147	49,166	–	49,166
Reinsurance recoverables	7,663	553	8,216	4,530	–	4,530
Deposits	2,000	1,458	3,458	6,250	1,455	7,705
Other	–	161	161	–	261	261

	64,810	2,172	66,982	59,946	1,716	61,662

	$169,975	$81,210	$251,185	$191,297	$106,392	$297,689

Liabilities:
Allowance for insurance risks:
Current	$60,929	$25,437	$86,366	$64,740	$26,144	$90,884
Non-current	198,854	66,811	265,665	186,652	63,132	249,784

	$259,783	$92,248	$352,031	$251,392	$89,276	$340,668

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $272.6 million at March 31, 2008 and $263.8 million at December 31, 2007.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 8 – CONTINGENCIES

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

Principal contingencies are described below:

Revenues – Certain third party payments are subject to examination by agencies administering the various reimbursement programs. The Company is contesting certain issues raised in audits of prior year cost reports.

Professional liability risks – The Company has provided for loss for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 7.

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. The Internal Revenue Service completed its examination of the Company’s 2004 and 2005 tax years in the first quarter of 2008 and no adjustments were proposed. In addition, the Company is a party to a tax matters agreement with PharMerica which sets forth the Company’s rights and obligations related to taxes for periods before and after the Spin-off Transaction.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas, Inc.,

•	the Company’s ability to meet its rental and debt service obligations,

•	adverse developments with respect to the Company’s results of operations or liquidity,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•

the impact of the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), including the ability of the Company’s hospitals to adjust to potential LTAC certification and the three-year moratorium on future hospital development,

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

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

•	the Company’s ability to successfully dispose of unprofitable facilities, and

•	the Company’s ability to maintain an effective system of internal controls over financial reporting.

Many of these factors are beyond the Company’s control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

The business segment data in Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At March 31, 2008, the Company’s hospital division operated 84 LTAC hospitals (6,567 licensed beds) in 24 states. The Company’s health services division operated 228 nursing centers (28,856 licensed beds) in 27 states. The Company operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the Spin-off Transaction. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

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

See Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s revenues.

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

The provision for doubtful accounts totaled $7 million and $6 million for the first quarter of 2008 and 2007, respectively.

Allowances for insurance risks

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $260 million at March 31, 2008 and $251 million at December 31, 2007. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $273 million at March 31, 2008 and $264 million at December 31, 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the first quarter of 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and ultimate actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2008 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $16 million and $18 million for the first quarter of 2008 and 2007, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $92 million at March 31, 2008 and $89 million at December 31, 2007. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million for the first quarter of both 2008 and 2007.

See Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements for a summary of the Company’s insurance activities.

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

The Company’s effective income tax rate was 41.6% and 42.5% in the first quarter of 2008 and 2007, respectively.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized deferred tax assets totaling $180 million at March 31, 2008 and $174 million at December 31, 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions. See Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements.

Valuation of long-lived assets and goodwill

The Company regularly reviews the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value.

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

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual impairment test at the end of each year. No impairment charge was recorded at December 31, 2007 in connection with the Company’s annual impairment test.

The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to five years.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company cannot determine the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS 160, which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued SFAS 157-2, which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets, derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or liquidity. The adoption of SFAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity. See Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements for a description of the impact of adopting SFAS 157.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 6% in the first quarter of 2008 to $488 million compared to $460 million in the first quarter of 2007, primarily as a result of increases in same-store volumes, expansion of services and ongoing development of new hospitals. On a same-store basis, aggregate admissions rose 5% in the first quarter of 2008 compared to the first quarter of 2007, while non-government same-store admissions increased 18% in the first quarter of 2008 compared to the first quarter of 2007.

Despite growth in volumes and revenues, hospital operating margins declined in the first quarter of 2008 primarily because the growth in wage and benefit costs exceeded overall revenue growth. Hospital wage and benefit costs increased 9% to $221 million in the first quarter of 2008 compared to $204 million in the first quarter of 2007. Average hourly wage rates grew 3% in the first quarter of 2008 compared to the first quarter of 2007, while employee benefit costs increased 8% in the first quarter of 2008 compared to the first quarter of 2007.

Professional liability costs were $6 million in the first quarter of both 2008 and 2007.

Health Services Division

Revenues increased 10% in the first quarter of 2008 to $535 million compared to $485 million in the first quarter of 2007. Revenue growth in the first quarter of 2008 was primarily attributable to reimbursement rate increases, growth in Medicare and managed care volumes, and acquisitions. On a same-store basis, aggregate patient days increased 1% in the first quarter of 2008 compared to the first quarter of 2007, while Medicare and non-government same-store patient days increased 2% and 10%, respectively, in the first quarter of 2008 compared to the first quarter of 2007.

Nursing center operating margins improved in the first quarter of 2008 primarily due to same-store growth in Medicare and managed care volumes, the favorable impact of acquired nursing centers and reductions in professional liability costs. Nursing center wage and benefit costs increased 8% to $275 million in the first quarter of 2008 compared to $256 million in the first quarter of 2007. Average hourly wage rates increased 4% in the first quarter of 2008 compared to the first quarter of 2007, while employee benefit costs increased 8% in the first quarter of 2008 compared to the first quarter of 2007.

Professional liability costs were $10 million in the first quarter of 2008 compared to $12 million in the first quarter of 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division

Revenues increased 25% to $105 million in the first quarter of 2008 compared to $84 million in the first quarter of 2007. The increase in revenues in the first quarter of 2008 was primarily attributable to growth in both new contracts and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $37 million in the first quarter of 2008 compared to $25 million in the first quarter of 2007.

Despite growth in volumes and revenues, operating margins in the first quarter of 2008 declined primarily due to wage rate pressures resulting from an increasingly competitive marketplace for therapists and start-up costs associated with external contract growth.

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the first quarter of 2008 did not include any results of the pharmacy division.

For accounting purposes, the pharmacy division was not treated as a discontinued operation in the Company’s historical condensed consolidated financial statements. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $35 million in the first quarter of 2008 compared to $38 million in the first quarter of 2007. As a percentage of consolidated revenues, corporate overhead totaled 3.3% in the first quarter of 2008 compared to 3.4% in the first quarter of 2007.

The Company recorded approximately $5 million in other income in the first quarter of 2008 related to the information systems and transition services agreements in connection with the Spin-off Transaction.

Corporate expenses included the operating losses from the Company’s limited purpose insurance subsidiary of $1 million in the first quarter of both 2008 and 2007.

Capital Costs

Rent expense increased 2% to $86 million in the first quarter of 2008 compared to $84 million in the first quarter of 2007. The increase resulted primarily from contractual inflation, contingent rent increases, growth in the number of leased facilities, and acquisition and development activities.

Depreciation and amortization expense increased to $31 million in the first quarter of 2008 compared to $28 million in the first quarter of 2007. The increase was primarily a result of the Company’s ongoing capital expenditure program and its acquisition and development activities.

Interest expense aggregated $5 million in the first quarter of 2008 compared to $4 million in the first quarter of 2007. The increase in the first quarter of 2008 was primarily attributable to increased borrowings under the Company’s revolving credit facility related to its acquisition and development activities.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $3 million in the first quarter of 2008 compared to $4 million in the first quarter of 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated Results

Income from continuing operations before income taxes declined 10% to $26 million in the first quarter of 2008 compared to $29 million in the first quarter of 2007. Net income from continuing operations declined 9% to $15 million in the first quarter of 2008 compared to $17 million in the first quarter of 2007.

Results of Operations – Discontinued Operations

Net loss from discontinued operations aggregated $0.3 million in the first quarter of 2008 compared to $2 million in the first quarter of 2007.

The Company recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) in the first quarter of 2007.

See Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

Liquidity

Operating cash flows and capital spending

Cash flows used in operations (including discontinued operations) aggregated $10 million in the first quarter of 2008 compared to cash flows provided by operations of $7 million in the first quarter of 2007. Operating cash flows for the first quarter of 2008 were negatively impacted by the growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $17 million at March 31, 2008 compared to $33 million at December 31, 2007. The Company’s long-term debt and capital lease obligations at March 31, 2008 aggregated $272 million (including $256 million of borrowings under the Company’s revolving credit facility). Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

The Company was in compliance with the terms of its revolving credit facility at March 31, 2008.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the first quarter of 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Strategic divestitures

During the first quarter of 2008, the Company sold two nursing centers for approximately $6 million. The Company expects to dispose of five nursing centers and one hospital held for sale at March 31, 2008 during the remainder of 2008 and generate between $7 million and $17 million in proceeds from these sales.

In the first quarter of 2007, the Company paid $37 million to complete the HCP Transaction. The Company also divested ten of the eleven nursing centers acquired in the HCP Transaction in the first quarter of 2007 and received proceeds of approximately $75 million, which were used to repay borrowings under the Company’s revolving credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources

Excluding acquisitions, capital expenditures totaled $25 million in the first quarter of 2008 compared to $34 million in the first quarter of 2007. Excluding acquisitions, capital expenditures (including hospital development) could approximate $175 million to $200 million in 2008. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2008, the estimated cost to complete and equip construction in progress approximated $85 million.

The terms of the Company’s revolving credit facility include certain covenants that limit the Company’s acquisitions and annual capital expenditures. At March 31, 2008, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $362 million.

In April 2008, the Company acquired a leased hospital for approximately $16 million after executing a purchase option under the lease agreement. The lease for the acquired hospital was classified as a capital lease at March 31, 2008. This transaction was financed through borrowings under the Company’s revolving credit facility. In addition, the Company acquired three nursing centers that were previously leased for approximately $20 million. Annual rents associated with the three nursing centers approximated $2 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

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

The SCHIP Extension Act became effective for cost reporting periods after December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 11, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

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

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,707, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

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

On May 2, 2008, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2008 Final Rule”) that became effective for discharges occurring on or after July 1, 2008. The 2008 Final Rule projected an overall increase in payments to all Medicare certified LTAC hospitals of approximately 2.5%. Included in the 2008 Final Rule were (1) an increase to the standard federal payment rate of 2.7% (as compared to the adjusted federal rate for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.1%; (3) an increase in the high cost outlier threshold per discharge to $22,960; and (4) an extension of the rate year cycle for one year to September 30, 2009, in order to be consistent thereafter with the federal fiscal year that begins October 1 of each year.

CMS has regulations governing payments to LTAC hospitals that are co-located within another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) an amount equivalent to what Medicare would otherwise pay under IPPS.

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

On April 14, 2008, CMS issued proposed regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC payments would be unaffected by this proposal. This proposed rule is expected to be finalized in the third quarter of 2008.

The Company cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs as patient acuity levels change or to changes in reimbursement rates. In addition, there can be no assurance that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of Inflation and Changing Prices (Continued)

On May 1, 2008, CMS issued proposed regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2008. Included in this proposal are (1) a market basket increase to the federal payment rates of 3.1%, (2) a recalibration of the case mix adjustment resulting in an estimated payment reduction of 3.3%, and (3) updates to the wage indexes which adjust the federal payment. CMS estimates that the overall impact of these proposed changes will be a net decrease in payments of 0.3%. This proposed rule is expected to be finalized in the third quarter of 2008.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allowed, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008.

The Company believes that its operating margins may continue to be under pressure as the growth in operating expenses, particularly labor and employee benefits costs and professional liability costs, exceed payment increases from third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2007 Quarters				Year	First Quarter 2008
	First	Second	Third	Fourth
Revenues	$1,108,989	$1,096,245	$1,009,459	$1,005,573	$4,220,266	$1,059,761

Salaries, wages and benefits	603,552	603,047	599,049	581,054	2,386,702	608,901
Supplies	181,635	181,121	109,900	78,331	550,987	79,962
Rent	84,672	88,273	88,085	86,530	347,560	86,126
Other operating expenses	182,434	177,587	194,049	199,971	754,041	230,700
Other income	–	–	(3,201)	(4,500)	(7,701)	(4,717)
Depreciation and amortization	28,202	30,388	30,916	32,261	121,767	31,405
Interest expense	3,595	2,692	5,014	5,743	17,044	4,921
Investment income	(3,833)	(3,617)	(3,785)	(4,920)	(16,155)	(3,268)

	1,080,257	1,079,491	1,020,027	974,470	4,154,245	1,034,030

Income (loss) from continuing operations before income taxes	28,732	16,754	(10,568)	31,103	66,021	25,731
Provision (benefit) for income taxes	12,207	7,111	(1,510)	13,493	31,301	10,710

Income (loss) from continuing operations	16,525	9,643	(9,058)	17,610	34,720	15,021
Discontinued operations, net of income taxes:
Loss from operations	(1,426)	(1,874)	(4)	(1,265)	(4,569)	(331)
Loss on divestiture of operations	(7,266)	(69,702)	–	(53)	(77,021)	–

Net income (loss)	$7,833	$(61,933)	$(9,062)	$16,292	$(46,870)	$14,690

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.42	$0.24	$(0.23)	$0.47	$0.90	$0.40
Discontinued operations:
Loss from operations	(0.03)	(0.05)	–	(0.03)	(0.12)	(0.01)
Loss on divestiture of operations	(0.19)	(1.76)	–	–	(1.99)	–

Net income (loss)	$0.20	$(1.57)	$(0.23)	$0.44	$(1.21)	$0.39

Diluted:
Income (loss) from continuing operations	$0.41	$0.24	$(0.23)	$0.46	$0.87	$0.39
Discontinued operations:
Loss from operations	(0.03)	(0.05)	–	(0.03)	(0.11)	(0.01)
Loss on divestiture of operations	(0.18)	(1.71)	–	–	(1.93)	–

Net income (loss)	$0.20	$(1.52)	$(0.23)	$0.43	$(1.17)	$0.38

Shares used in computing earnings (loss) per common share:
Basic	39,212	39,591	39,013	37,365	38,791	37,444
Diluted	39,997	40,645	39,013	38,366	39,983	38,618

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2007 Quarters				Year	First Quarter 2008
	First	Second	Third	Fourth
Revenues:
Hospital division	$459,806	$437,473	$427,199	$447,794	$1,772,272	$488,244
Health services division	485,635	496,399	508,191	524,561	2,014,786	534,793
Rehabilitation division	83,756	85,288	88,284	95,069	352,397	104,499
Pharmacy division	174,704	173,407	58,000	–	406,111	–

	1,203,901	1,192,567	1,081,674	1,067,424	4,545,566	1,127,536
Eliminations:
Rehabilitation	(58,917)	(59,251)	(59,721)	(61,851)	(239,740)	(67,775)
Pharmacy	(35,995)	(37,071)	(12,494)	–	(85,560)	–

	(94,912)	(96,322)	(72,215)	(61,851)	(325,300)	(67,775)

	$1,108,989	$1,096,245	$1,009,459	$1,005,573	$4,220,266	$1,059,761

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$99,748	$85,696	$82,566	$94,189	$362,199	$95,663	(a)
Health services division	61,669	71,953	75,166	87,961	296,749	74,200	(a)
Rehabilitation division	10,044	9,097	8,309	7,076	34,526	11,486	(a)
Pharmacy division	9,243	7,883	431	–	17,557	–
Corporate:
Overhead	(37,794)	(38,506)	(54,954)	(36,463)	(167,717)	(34,931	)(a)
Insurance subsidiary	(1,542)	(1,633)	(1,856)	(2,046)	(7,077)	(1,503)

	(39,336)	(40,139)	(56,810)	(38,509)	(174,794)	(36,434)

Operating income	141,368	134,490	109,662	150,717	536,237	144,915
Rent	(84,672)	(88,273)	(88,085)	(86,530)	(347,560)	(86,126)
Depreciation and amortization	(28,202)	(30,388)	(30,916)	(32,261)	(121,767)	(31,405)
Interest, net	238	925	(1,229)	(823)	(889)	(1,653)

Income (loss) from continuing operations before income taxes	28,732	16,754	(10,568)	31,103	66,021	25,731
Provision (benefit) for income taxes	12,207	7,111	(1,510)	13,493	31,301	10,710

	$16,525	$9,643	$(9,058)	$17,610	$34,720	$15,021

(a)	Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $1.6 million for the hospital division, $1.2 million for the health services division and $0.4 million for the rehabilitation division in the first quarter of 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2007 Quarters				Year	First Quarter 2008
	First	Second	Third	Fourth
Rent:
Hospital division	$34,648	$36,129	$36,001	$36,940	$143,718	$36,853
Health services division	47,239	48,985	50,078	48,245	194,547	47,883
Rehabilitation division	1,069	1,133	1,180	1,259	4,641	1,358
Pharmacy division	1,642	1,943	740	–	4,325	–
Corporate	74	83	86	86	329	32

	$84,672	$88,273	$88,085	$86,530	$347,560	$86,126

Depreciation and amortization:
Hospital division	$9,083	$10,027	$11,156	$12,038	$42,304	$11,653
Health services division	10,981	11,825	13,284	14,572	50,662	14,389
Rehabilitation division	236	273	284	383	1,176	387
Pharmacy division	2,816	2,760	934	–	6,510	–
Corporate	5,086	5,503	5,258	5,268	21,115	4,976

	$28,202	$30,388	$30,916	$32,261	$121,767	$31,405

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$20,765	$25,909	$23,505	$24,905	$95,084	$13,556
Health services division	6,696	10,460	13,908	15,876	46,940	7,135
Rehabilitation division	118	253	385	1,281	2,037	282
Pharmacy division	1,712	1,613	790	–	4,115	–
Corporate:
Information systems	4,457	5,765	4,668	9,541	24,431	3,832
Other	274	734	11,000	1,873	13,881	135

	$34,022	$44,734	$54,256	$53,476	$186,488	$24,940

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				Year	First Quarter 2008
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	81	81	83	84		84
Number of licensed beds	6,319	6,378	6,495	6,597		6,567
Revenue mix %:
Medicare	60	58	56	57	58	57
Medicaid	10	10	11	11	10	9
Medicare Advantage	n/a	4	6	7	4	8
Commercial insurance and other	30	28	27	25	28	26
Admissions:
Medicare	7,745	7,160	6,884	7,473	29,262	8,227
Medicaid	1,067	1,021	1,115	1,072	4,275	1,053
Medicare Advantage	n/a	391	600	696	1,687	912
Commercial insurance and other	2,278	1,858	1,730	1,786	7,652	1,911

	11,090	10,430	10,329	11,027	42,876	12,103

Admissions mix %:
Medicare	70	69	67	68	68	68
Medicaid	10	10	11	10	10	9
Medicare Advantage	n/a	3	6	6	4	7
Commercial insurance and other	20	18	16	16	18	16
Patient days:
Medicare	213,622	205,545	196,927	207,733	823,827	224,332
Medicaid	53,346	52,286	52,548	54,995	213,175	53,148
Medicare Advantage	n/a	14,013	18,612	22,583	55,208	28,712
Commercial insurance and other	83,292	71,928	66,602	68,169	289,991	69,702

	350,260	343,772	334,689	353,480	1,382,201	375,894

Average length of stay:
Medicare	27.6	28.7	28.6	27.8	28.2	27.3
Medicaid	50.0	51.2	47.1	51.3	49.9	50.5
Medicare Advantage	n/a	35.8	31.0	32.4	32.7	31.5
Commercial insurance and other	36.6	38.7	38.5	38.2	37.9	36.5
Weighted average	31.6	33.0	32.4	32.1	32.2	31.1
Revenues per admission:
Medicare	$35,532	$35,373	$34,837	$34,468	$35,058	$33,705
Medicaid	42,911	44,265	40,719	44,689	43,109	42,757
Medicare Advantage	n/a	49,038	41,075	41,527	43,107	41,966
Commercial insurance and other	60,940	64,495	67,824	63,497	63,956	66,802
Weighted average	41,461	41,944	41,359	40,609	41,335	40,341
Revenues per patient day:
Medicare	$1,288	$1,232	$1,218	$1,240	$1,245	$1,236
Medicaid	858	864	864	871	865	847
Medicare Advantage	n/a	1,368	1,324	1,280	1,317	1,333
Commercial insurance and other	1,667	1,666	1,762	1,664	1,688	1,832
Weighted average	1,313	1,272	1,277	1,267	1,282	1,299
Medicare case mix index (discharged patients only)	1.11	1.10	1.09	1.10	1.10	1.11
Average daily census	3,892	3,778	3,638	3,842	3,787	4,131
Occupancy %	68.4	65.6	61.6	64.1	64.9	68.1

n/a – not available

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				Year	First Quarter 2008
	First	Second	Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	223	223	224	224		224
Managed	4	4	4	4		4

	227	227	228	228		228

Number of licensed beds:
Owned or leased	28,481	28,477	28,719	28,621		28,371
Managed	485	485	485	485		485

	28,966	28,962	29,204	29,106		28,856

Revenue mix %:
Medicare	35	35	34	34	34	35
Medicaid	44	44	44	44	44	42
Medicare Advantage	n/a	n/a	n/a	n/a	n/a	5
Private and other	21	21	22	22	22	18

Patient days (excludes managed facilities):
Medicare	389,354	390,142	382,527	390,907	1,552,930	409,902
Medicaid	1,405,392	1,417,578	1,441,273	1,429,155	5,693,398	1,394,925
Medicare Advantage	n/a	n/a	n/a	n/a	n/a	79,221
Private and other	432,145	448,605	478,831	489,190	1,848,771	415,290

	2,226,891	2,256,325	2,302,631	2,309,252	9,095,099	2,299,338

Patient day mix %:
Medicare	18	17	17	17	17	18
Medicaid	63	63	62	62	63	61
Medicare Advantage	n/a	n/a	n/a	n/a	n/a	3
Private and other	19	20	21	21	20	18

Revenues per patient day:
Medicare Part A	$406	$408	$408	$422	$411	$429
Total Medicare (including Part B)	442	444	445	458	447	461
Medicaid	152	153	156	160	155	160
Medicare Advantage	n/a	n/a	n/a	n/a	n/a	348
Private and other	231	237	237	238	236	229
Weighted average	218	220	221	227	222	232

Average daily census	24,743	24,795	25,029	25,101	24,918	25,267
Occupancy %	88.2	87.4	87.8	87.8	87.8	89.2

Rehabilitation data:
Revenue mix %:
Company-operated	74	69	68	65	68	65
Non-affiliated	26	31	32	35	32	35

n/a – not available

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/08
	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$57	$81	$86	$91	$96	$460	$871	$848
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (a)	$–	$–	$–	$–	$255,800	$–	$255,800	$255,800

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Kindred Healthcare, Inc. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 26, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Employment Agreement dated as of March 1, 2008 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Employment Agreement dated as of March 1, 2008 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 17, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Employment Agreement dated as of March 24, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird.

10.4	Change-in-Control Severance Agreement dated as of March 24, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 8, 2008	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 8, 2008	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer