Form 10-Q
period 2008-06-30
KINDRED HEALTHCARE, INC
filed 2008-08-11
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2008
Common stock, $0.25 par value	38,833,846 shares

1 of 39

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$1,050,342	$1,096,245	$2,110,103	$2,205,234

Salaries, wages and benefits	602,752	603,047	1,211,653	1,206,599
Supplies	82,586	181,121	162,548	362,756
Rent	88,461	88,273	174,587	172,945
Other operating expenses	225,113	177,587	455,813	360,021
Other income	(5,167)	–	(9,884)	–
Depreciation and amortization	31,269	30,388	62,674	58,590
Interest expense	2,907	2,692	7,828	6,287
Investment income	(2,340)	(3,617)	(5,608)	(7,450)

	1,025,581	1,079,491	2,059,611	2,159,748

Income from continuing operations before income taxes	24,761	16,754	50,492	45,486
Provision for income taxes	10,044	7,111	20,754	19,318

Income from continuing operations	14,717	9,643	29,738	26,168
Discontinued operations, net of income taxes:
Income (loss) from operations	1,104	(1,874)	773	(3,300)
Gain (loss) on divestiture of operations	5,840	(69,702)	5,840	(76,968)

Net income (loss)	$21,661	$(61,933)	$36,351	$(54,100)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.39	$0.24	$0.79	$0.66
Discontinued operations:
Income (loss) from operations	0.03	(0.05)	0.02	(0.08)
Gain (loss) on divestiture of operations	0.15	(1.76)	0.16	(1.95)

Net income (loss)	$0.57	$(1.57)	$0.97	$(1.37)

Diluted:
Income from continuing operations	$0.38	$0.24	$0.77	$0.65
Discontinued operations:
Income (loss) from operations	0.03	(0.05)	0.02	(0.08)
Gain (loss) on divestiture of operations	0.15	(1.71)	0.15	(1.91)

Net income (loss)	$0.56	$(1.52)	$0.94	$(1.34)

Shares used in computing earnings (loss) per common share:
Basic	37,714	39,591	37,579	39,403
Diluted	38,943	40,645	38,783	40,426

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,816	$32,877
Cash – restricted	4,913	5,360
Insurance subsidiary investments	191,209	231,693
Accounts receivable less allowance for loss of $30,463 – June 30, 2008 and $33,305 – December 31, 2007	666,108	598,108
Inventories	22,462	22,035
Deferred tax assets	53,429	59,936
Income taxes	11,498	43,128
Other	25,163	20,510

	993,598	1,013,647

Property and equipment	1,309,328	1,226,111
Accumulated depreciation	(601,696)	(542,773)

	707,632	683,338

Goodwill	71,257	69,100
Intangible assets less accumulated amortization of $1,523 – June 30, 2008 and $1,095 – December 31, 2007	80,078	79,956
Assets held for sale	511	15,837
Insurance subsidiary investments	51,364	49,166
Deferred tax assets	126,276	113,854
Other	45,936	54,654

	$2,076,652	$2,079,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,676	$180,367
Salaries, wages and other compensation	261,341	261,608
Due to third party payors	27,173	41,980
Professional liability risks	56,550	64,740
Other accrued liabilities	79,125	80,663
Long-term debt and capital lease obligation due within one year	78	584

	588,943	629,942

Long-term debt	266,174	275,814
Capital lease obligation	–	15,760
Professional liability risks	201,790	186,652
Deferred credits and other liabilities	110,261	109,260

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,770 shares – June 30, 2008 and 38,339 shares – December 31, 2007	9,692	9,585
Capital in excess of par value	803,324	790,367
Accumulated other comprehensive income (loss)	(518)	1,250
Retained earnings	96,986	60,922

	909,484	862,124

	$2,076,652	$2,079,552

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$21,661	$(61,933)	$36,351	$(54,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,269	31,682	62,674	61,103
Amortization of stock-based compensation costs	3,626	4,572	7,395	8,152
Provision for doubtful accounts	6,788	9,687	15,160	16,882
Deferred income taxes	(8,429)	(9,484)	(13,147)	(14,915)
(Gain) loss on divestiture of discontinued operations	(5,840)	69,702	(5,840)	76,968
Other	4,569	(863)	3,993	(1,515)
Change in operating assets and liabilities:
Accounts receivable	17,997	1,764	(84,146)	(45,428)
Inventories and other assets	2,714	2,808	(4,458)	(2,910)
Accounts payable	(11,382)	(5,523)	(11,030)	(16,614)
Income taxes	(4,570)	10,894	37,026	27,081
Due to third party payors	(11,316)	6,570	(14,807)	4,388
Other accrued liabilities	(3,133)	13,458	4,989	21,500

Net cash provided by operating activities	43,954	73,334	34,160	80,592

Cash flows from investing activities:
Purchase of property and equipment	(39,920)	(44,734)	(64,860)	(78,756)
Acquisitions	(24,325)	(175,612)	(26,405)	(215,254)
Sale of assets	20,760	2,740	27,239	79,906
Purchase of insurance subsidiary investments	(33,835)	(41,201)	(69,068)	(91,879)
Sale of insurance subsidiary investments	28,034	46,797	66,933	98,284
Net change in insurance subsidiary cash and cash equivalents	(1,525)	(20,312)	38,428	4,681
Net change in other investments	7,000	14	7,000	14
Other	194	3,691	1,288	(3,423)

Net cash used in investing activities	(43,617)	(228,617)	(19,445)	(206,427)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	353,100	439,000	728,100	875,800
Repayment of borrowings under revolving credit	(343,500)	(300,400)	(737,700)	(753,800)
Repayment of long-term debt	(19)	(18)	(38)	(35)
Repayment of capital lease obligation	(15,993)	–	(16,268)	–
Payment of deferred financing costs	(48)	(235)	(179)	(306)
Issuance of common stock	5,056	8,878	5,778	9,748
Other	2,991	5,854	(8,469)	(8,870)

Net cash provided by (used in) financing activities	1,587	153,079	(28,776)	122,537

Change in cash and cash equivalents	1,924	(2,204)	(14,061)	(3,298)
Cash and cash equivalents at beginning of period	16,892	19,763	32,877	20,857

Cash and cash equivalents at end of period	$18,816	$17,559	$18,816	$17,559

Supplemental information:
Interest payments	$2,546	$2,289	$7,633	$6,229
Income tax payments (refunds)	23,641	3,141	(2,690)	3,399

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At June 30, 2008, the Company’s hospital division operated 83 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 228 nursing centers in 27 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

Impact of recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position EITF 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company cannot determine the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

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

Impact of recent accounting pronouncements (Continued)

fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, the Company will defer the adoption of SFAS 157-2 until January 2009. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets, derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or liquidity. The adoption of SFAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency asset-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	June 30, 2008
	Fair value measurements			Assets/liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$32,821	$108,983	$–	$141,804
Deposits held in money market funds	2,055	–	–	2,055

	$34,876	$108,983	$–	$143,859

Liabilities	$–	$–	$–	$–

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

and cash equivalents of $100.8 million, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$21,661	$(61,933)	$36,351	$(54,100)
Net unrealized investment gains (losses), net of income taxes	(1,051)	372	(1,768)	461

Comprehensive income (loss)	$20,610	$(61,561)	$34,583	$(53,639)

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

For accounting purposes, the assets and liabilities of KPS were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the operating results of KPS are no longer included in the operating results of the Company. In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the historical operating results of KPS were not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in the historical continuing operations of the Company.

In addition to the pharmacy services contracts noted above, the Company also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters. The Company recorded $5.2 million and $9.9 million in other income in the second quarter of 2008 and for the six months ended June 30, 2008, respectively, related to the information systems and transition services agreements.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2008, the Company held for sale two nursing centers.

In June 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax losses of approximately $4 million for the year ended December 31, 2007. As of June 30, 2008, the Company had sold 20 of the Facilities for approximately $94 million.

The Company recorded a pretax gain of $9.5 million ($5.9 million net of income taxes) in the second quarter 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) in the second quarter of 2007 related to these divestitures.

In January 2007, the Company acquired from Health Care Property Investors, Inc. (“HCP”) the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate the hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with current annual rent payments of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. During the six months ended June 30, 2007, the Company sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. In addition, the Company terminated a nursing center lease with another

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

landlord in the second quarter of 2007. The Company recorded a pretax loss related to these divestitures of $13.4 million ($8.2 million net of income taxes) during the six months ended June 30, 2007.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$3,189	$40,812	$13,892	$89,645

Salaries, wages and benefits	2,279	22,375	8,360	49,360
Supplies	230	2,537	1,013	5,497
Rent	15	2,620	46	6,086
Other operating expenses (income)	(1,130)	15,029	3,218	31,551
Depreciation	–	1,294	–	2,513
Interest expense	–	3	2	4
Investment income	–	–	(4)	(1)

	1,394	43,858	12,635	95,010

Income (loss) from operations before income taxes	1,795	(3,046)	1,257	(5,365)
Income tax provision (benefit)	691	(1,172)	484	(2,065)

Income (loss) from operations	1,104	(1,874)	773	(3,300)
Gain (loss) on divestiture of operations, net of income taxes	5,840	(69,702)	5,840	(76,968)

	$6,944	$(71,576)	$6,613	$(80,268)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Hospital division	$1,396	$3,762	$4,899	$7,793
Health services division	1,793	37,050	8,993	81,852

	$3,189	$40,812	$13,892	$89,645

Operating income (loss):
Hospital division	$(195)	$550	$(145)	$1,532
Health services division	2,005	321	1,446	1,705

	$1,810	$871	$1,301	$3,237

Rent:
Hospital division	$13	$255	$26	$516
Health services division	2	2,365	20	5,570

	$15	$2,620	$46	$6,086

Depreciation:
Hospital division	$–	$99	$–	$198
Health services division	–	1,195	–	2,315

	$–	$1,294	$–	$2,513

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	June 30, 2008	December 31, 2007
Long-term assets:
Property and equipment, net	$486	$15,595
Other	25	242

	511	15,837
Current liabilities (included in other accrued liabilities)	–	(717)

	$511	$15,120

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the second quarter of 2008 included pretax income of $10.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute and a pretax charge of $5.1 million related to a hospital asset impairment. Operating results for the second quarter of 2008 also included a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities which the Company does not believe is material to the financial statements for the current or prior periods.

The hospital asset impairment charge noted above related to the Company’s voluntary termination of its participation in the Medicare program in the second quarter of 2008 at one of the Company’s LTAC hospitals. The Company continues to operate a skilled nursing and transitional care program in the facility. The estimated fair value of the hospital’s long-lived assets at June 30, 2008 was based upon a weighted average valuation methodology that relied upon current market prices and market conditions for similar assets depending on asset use. This impairment charge is recorded in other operating expenses in the accompanying unaudited condensed consolidated statement of operations.

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Medicare	$451,339	$498,604	$917,640	$1,022,366
Medicaid	277,255	275,873	545,331	549,071
Other third parties	390,091	418,090	783,250	825,031

	1,118,685	1,192,567	2,246,221	2,396,468
Eliminations:
Rehabilitation	(68,343)	(59,251)	(136,118)	(118,168)
Pharmacy	–	(37,071)	–	(73,066)

	(68,343)	(96,322)	(136,118)	(191,234)

	$1,050,342	$1,096,245	$2,110,103	$2,205,234

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options and non-vested restricted stock.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Earnings (loss):
Income from continuing operations	$14,717	$9,643	$29,738	$26,168
Discontinued operations, net of income taxes:
Income (loss) from operations	1,104	(1,874)	773	(3,300)
Gain (loss) on divestiture of operations	5,840	(69,702)	5,840	(76,968)

Net income (loss)	$21,661	$(61,933)	$36,351	$(54,100)

Shares used in the computation:
Weighted average shares outstanding – basic computation	37,714	39,591	37,579	39,403
Dilutive effect of certain securities:
Employee stock options	760	633	694	604
Non-vested restricted stock	469	421	510	419

Adjusted weighted average shares outstanding – diluted computation	38,943	40,645	38,783	40,426

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS (LOSS) PER SHARE (Continued)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.39	$0.24	$0.79	$0.66
Discontinued operations:
Income (loss) from operations	0.03	(0.05)	0.02	(0.08)
Gain (loss) on divestiture of operations	0.15	(1.76)	0.16	(1.95)

Net income (loss)	$0.57	$(1.57)	$0.97	$(1.37)

Diluted:
Income from continuing operations	$0.38	$0.24	$0.77	$0.65
Discontinued operations:
Income (loss) from operations	0.03	(0.05)	0.02	(0.08)
Gain (loss) on divestiture of operations	0.15	(1.71)	0.15	(1.91)

Net income (loss)	$0.56	$(1.52)	$0.94	$(1.34)

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	408	615	544	626

NOTE 7 – BUSINESS SEGMENT DATA

At June 30, 2008, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long- term care settings. The Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $1.7 million for the hospital division, $1.5 million for the health services division and $0.3 million for the rehabilitation division in the second quarter of 2008 and approximated $3.3 million for the hospital division, $2.7 million for the health services division and $0.7 million for the rehabilitation division for the six months ended June 30, 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the second quarter of 2007 and for the six months ended June 30, 2007 included the results of the Company’s former pharmacy division. For accounting purposes, the pharmacy division was not treated as a discontinued operation in the Company’s historical consolidated financial statements. See Note 2.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Hospital division	$470,160	$437,473	$958,404	$897,279
Health services division	542,207	496,399	1,077,000	982,034
Rehabilitation division	106,318	85,288	210,817	169,044
Pharmacy division	–	173,407	–	348,111

	1,118,685	1,192,567	2,246,221	2,396,468
Eliminations:
Rehabilitation	(68,343)	(59,251)	(136,118)	(118,168)
Pharmacy	–	(37,071)	–	(73,066)

	(68,343)	(96,322)	(136,118)	(191,234)

	$1,050,342	$1,096,245	$2,110,103	$2,205,234

Income from continuing operations:
Operating income (loss):
Hospital division	$78,981	$85,696	$174,644	$185,444
Health services division	90,446	71,953	164,646	133,622
Rehabilitation division	10,178	9,097	21,664	19,141
Pharmacy division	–	7,883	–	17,126
Corporate:
Overhead	(33,200)	(38,506)	(68,131)	(76,300)
Insurance subsidiary	(1,347)	(1,633)	(2,850)	(3,175)

	(34,547)	(40,139)	(70,981)	(79,475)

Operating income	145,058	134,490	289,973	275,858
Rent	(88,461)	(88,273)	(174,587)	(172,945)
Depreciation and amortization	(31,269)	(30,388)	(62,674)	(58,590)
Interest, net	(567)	925	(2,220)	1,163

Income from continuing operations before income taxes	24,761	16,754	50,492	45,486
Provision for income taxes	10,044	7,111	20,754	19,318

	$14,717	$9,643	$29,738	$26,168

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Rent:
Hospital division	$38,787	$36,129	$75,640	$70,777
Health services division	48,175	48,985	96,058	96,224
Rehabilitation division	1,393	1,133	2,751	2,202
Pharmacy division	–	1,943	–	3,585
Corporate	106	83	138	157

	$88,461	$88,273	$174,587	$172,945

Depreciation and amortization:
Hospital division	$11,794	$10,027	$23,447	$19,110
Health services division	13,677	11,825	28,066	22,806
Rehabilitation division	485	273	872	509
Pharmacy division	–	2,760	–	5,576
Corporate	5,313	5,503	10,289	10,589

	$31,269	$30,388	$62,674	$58,590

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$20,022	$25,909	$33,578	$46,674
Health services division	10,744	10,460	17,879	17,156
Rehabilitation division	280	253	562	371
Pharmacy division	–	1,613	–	3,325
Corporate:
Information systems	8,616	5,765	12,448	10,222
Other	258	734	393	1,008

	$39,920	$44,734	$64,860	$78,756

			June 30, 2008	December 31, 2007
Assets at end of period:
Hospital division			$889,597	$846,429
Health services division			569,286	550,525
Rehabilitation division			40,315	30,751
Corporate			577,454	651,847

			$2,076,652	$2,079,552

Goodwill:
Hospital division			$68,577	$67,598
Health services division			639	639
Rehabilitation division			2,041	863

			$71,257	$69,100

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Professional liability:
Continuing operations	$10,934	$12,870	$26,924	$30,815
Discontinued operations	(2,605)	3,693	(2,391)	6,470

Workers compensation:
Continuing operations	$6,628	$10,064	$17,103	$21,448
Discontinued operations	15	562	146	1,195

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2008			December 31, 2007
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$109,062	$82,147	$191,209	$127,017	$104,676	$231,693
Reinsurance recoverables	3,177	–	3,177	4,334	–	4,334

	112,239	82,147	194,386	131,351	104,676	236,027
Non-current:
Insurance subsidiary investments	51,364	–	51,364	49,166	–	49,166
Reinsurance recoverables	8,883	393	9,276	4,530	–	4,530
Deposits	2,000	1,460	3,460	6,250	1,455	7,705
Other	–	160	160	–	261	261

	62,247	2,013	64,260	59,946	1,716	61,662

	$174,486	$84,160	$258,646	$191,297	$106,392	$297,689

Liabilities:
Allowance for insurance risks:
Current	$56,550	$24,927	$81,477	$64,740	$26,144	$90,884
Non-current	201,790	63,555	265,345	186,652	63,132	249,784

	$258,340	$88,482	$346,822	$251,392	$89,276	$340,668

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271.4 million at June 30, 2008 and $263.8 million at December 31, 2007.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – CONTINGENCIES

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

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master lease agreements with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	failure of the Company’s facilities to meet applicable licensure and certification requirements,

•	national and regional economic conditions, including their effect on the availability and cost of labor, materials and other services,

•	the Company’s ability to control costs, particularly labor and employee benefit costs,

•

the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

•	the further consolidation of managed care organizations and other third party payors,

•	the Company’s ability to successfully dispose of unprofitable facilities,

•	changes in generally accepted accounting principles or practices, and

•	the Company’s ability to maintain an effective system of internal controls over financial reporting.

Many of these factors are beyond the Company’s control. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

General

The accompanying condensed consolidated financial statements, including the notes thereto, should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At June 30, 2008, the Company’s hospital division operated 83 LTAC hospitals (6,501 licensed beds) in 24 states. The Company’s health services division operated 228 nursing centers (28,736 licensed beds) in 27 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the Spin-off Transaction. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

Operating results for the second quarter of 2008 included pretax income of approximately $10 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

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

The provision for doubtful accounts totaled $7 million and $9 million for the second quarter of 2008 and 2007, respectively, and $14 million and $15 million for the six months ended June 30, 2008 and 2007, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $258 million at June 30, 2008 and $251 million at December 31, 2007. If the Company

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

did not discount any of the allowances for professional liability risks, these balances would have approximated $271 million at June 30, 2008 and $264 million at December 31, 2007.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the six months ended June 30, 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2008 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million and $13 million for the second quarter of 2008 and 2007, respectively, and $27 million and $31 million for the six months ended June 30, 2008 and 2007, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $88 million at June 30, 2008 and $89 million at December 31, 2007. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $6 million and $11 million for the second quarter of 2008 and 2007, respectively, and $17 million and $22 million for the six months ended June 30, 2008 and 2007, respectively.

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

The Company’s effective income tax rate was 40.6% and 42.4% for the second quarter of 2008 and 2007, respectively, and 41.1% and 42.5% for the six months ended June 30, 2008 and 2007, respectively.

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

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

Company recognized deferred tax assets totaling $180 million at June 30, 2008 and $174 million at December 31, 2007.

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

Operating results for the second quarter of 2008 included a pretax charge of approximately $5 million related to a hospital asset impairment. The hospital asset impairment charge related to the Company’s voluntary termination of its participation in the Medicare program in the second quarter of 2008 at one of the Company’s LTAC hospitals. The Company continues to operate a skilled nursing and transitional care program in the facility. The estimated fair value of the hospital’s long-lived assets at June 30, 2008 was based upon a weighted average valuation methodology that relied upon current market prices and market conditions for similar assets depending on asset use. This impairment charge is recorded in other operating expenses in the accompanying unaudited condensed consolidated statement of operations.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued EITF 03-6-1, which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Pronouncements (Continued)

participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued SFAS 157-2, which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, the Company will defer the adoption of SFAS 157-2 until January 2009. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets, derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or liquidity. The adoption of SFAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 7% in the second quarter of 2008 to $470 million compared to $437 million in the second quarter of 2007 and increased 7% to $958 million for the six months ended June 30, 2008 from $897 million in the same period in 2007. Revenue growth in both periods was primarily a result of increases in same-store admissions, expansion of services and new hospitals recently opened. On a same-store basis, aggregate admissions rose 6% in both the second quarter of 2008 and for the six months ended June 30, 2008 compared to the same periods in 2007, while non-government same-store admissions increased 19% in the second quarter of 2008 and 18% for the six months ended June 30, 2008 compared to the same periods in 2007.

Despite growth in volumes and revenues, hospital operating margins declined in the second quarter of 2008 primarily because the growth in wage and benefit costs exceeded overall revenue growth. Hospital wage and benefit costs increased 9% to $218 million in the second quarter of 2008 from $199 million in the same period in 2007 and increased 9% to $439 million for the six months ended June 30, 2008 from $403 million in the same period in 2007. Average hourly wage rates grew 2% in the second quarter of 2008 and 3% for the six months

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

ended June 30, 2008 compared to the respective prior year periods, while employee benefit costs increased 7% in the second quarter of 2008 and 8% for the six months ended June 30, 2008 compared to the respective prior year periods. The increase in employee benefit costs was primarily attributable to certain incentive compensation costs that were charged to the division beginning in 2008 that had previously been charged to corporate overhead.

Operating results for the second quarter of 2008 also included a pretax charge of approximately $5 million related to a hospital asset impairment.

Professional liability costs were $3 million and $4 million in the second quarter of 2008 and 2007, respectively, and $9 million and $10 million for the six months ended June 30, 2008 and 2007, respectively.

Health Services Division

Revenues increased 9% in the second quarter of 2008 to $542 million compared to $497 million in the second quarter of 2007 and increased 10% to $1.1 billion for the six months ended June 30, 2008 from $982 million in the same period in 2007. Revenue growth in both periods was primarily attributable to reimbursement rate increases, growth in Medicare and managed care volumes, and acquired nursing centers. On a same-store basis, aggregate patient days were relatively unchanged in both the second quarter of 2008 and for the six months ended June 30, 2008 compared to the same periods in 2007. For the first six months of 2008, revenues have been favorably impacted by growth in Medicare, Medicare Advantage and private and other patient volumes.

Operating results for the second quarter of 2008 also included pretax income of approximately $10 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

Nursing center operating margins improved in the second quarter of 2008 and for the six months ended June 30, 2008 primarily due to same-store growth in Medicare, Medicare Advantage and private and other patient volumes, the favorable impact of acquired nursing centers and reductions in professional liability and workers compensation costs. Nursing center wage and benefit costs increased 4% to $270 million in the second quarter of 2008 compared to $258 million in the same period of 2007 and increased 6% to $545 million for the six months ended June 30, 2008 from $514 million in the same period in 2007. Average hourly wage rates grew 4% in both the second quarter of 2008 and for the six months ended June 30, 2008 compared to the respective prior year periods, while employee benefit costs increased 2% in the second quarter of 2008 and 5% for the six months ended June 30, 2008 compared to the respective prior year periods. The increase in employee benefit costs was primarily attributable to certain incentive compensation costs that were charged to the division beginning in 2008 that had previously been charged to corporate overhead.

Professional liability costs were $7 million and $8 million in the second quarter of 2008 and 2007, respectively, and $17 million and $20 million for the six months ended June 30, 2008 and 2007, respectively.

Rehabilitation Division

Revenues increased 25% in the second quarter of 2008 to $106 million compared to $85 million in the second quarter of 2007 and increased 25% to $211 million for the six months ended June 30, 2008 from $169 million in the same period in 2007. The increase in revenues in both periods was primarily attributable to

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division (Continued)

growth in new contracts and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $38 million and $26 million in the second quarter of 2008 and 2007, respectively, and $75 million and $51 million for the six months ended June 30, 2008 and 2007, respectively.

Despite growth in volumes and revenues, operating margins in both the second quarter of 2008 and for the six months ended June 30, 2008 declined primarily due to wage rate pressures resulting from an increasingly competitive marketplace for therapists and start-up costs associated with unaffiliated customer contract growth.

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the second quarter of 2008 and for the six months ended June 30, 2008 did not include any results of the pharmacy division.

For accounting purposes, the pharmacy division was not treated as a discontinued operation in the Company’s historical condensed consolidated financial statements.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $33 million and $38 million in the second quarter of 2008 and 2007, respectively, and $68 million and $76 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of consolidated revenues, corporate overhead totaled 3.2% in both the second quarter of 2008 and for the six months ended June 30, 2008, compared to 3.5% for both same prior year periods.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $1 million for the hospital division, $2 million for the health services division and $0.3 million for the rehabilitation division in the second quarter of 2008 and approximated $3 million for the hospital division, $3 million for the health services division and $1 million for the rehabilitation division for the six months ended June 30, 2008.

The Company recorded approximately $5 million and $10 million in other income in the second quarter of 2008 and for the six months ended June 30, 2008, respectively, related to the information systems and transition services agreements in connection with the Spin-off Transaction.

Corporate expenses included the operating losses from the Company’s limited purpose insurance subsidiary of $2 million in the second quarter of both 2008 and 2007, and $3 million for both the six months ended June 30, 2008 and 2007.

Capital Costs

Rent expense of $89 million in the second quarter of 2008 was relatively flat compared to the second quarter of 2007 and increased 1% to $175 million for the six months ended June 30, 2008 from $173 million in the same period in 2007. Rent expense in the second quarter of 2008 included a charge of approximately $2 million related to a prior period rent escalator adjustment for ten leased facilities which the Company does not believe is material to the financial statements for the current or prior periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs (Continued)

Depreciation and amortization expense increased 3% in the second quarter of 2008 to $31 million compared to the second quarter of 2007 and increased 7% to $62 million for the six months ended June 30, 2008 from $59 million in the same period in 2007. The increase was primarily a result of the Company’s ongoing capital expenditure program and its acquisition and development activities.

Interest expense aggregated $3 million and $2 million in the second quarter of 2008 and 2007, respectively, and aggregated $8 million and $6 million for the six months ended June 30, 2008 and 2007, respectively. Despite declines in interest rates, the increase in both periods was primarily attributable to increased borrowings under the Company’s revolving credit facility related to its acquisition and development activities.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $3 million in the second quarter of both 2008 and 2007, and aggregated $6 million and $7 million for the six months ended June 30, 2008 and 2007, respectively.

Consolidated Results

Income from continuing operations before income taxes increased 48% to $25 million in the second quarter of 2008 compared to $16 million in the second quarter of 2007 and increased 11% to $51 million for the six months ended June 30, 2008 from $45 million in the same period in 2007. Net income from continuing operations increased 53% to $15 million in the second quarter of 2008 compared to $9 million in the second quarter of 2007 and increased 14% to $30 million for the six months ended June 30, 2008 from $26 million in the same period in 2007.

Results of Operations – Discontinued Operations

Net income from discontinued operations aggregated $1 million in the second quarter of 2008 compared to a net loss of $1 million in the second quarter of 2007, while net income from discontinued operations aggregated $1 million for the six months ended June 30, 2008 compared to a net loss of $3 million in the same period in 2007.

The Company recorded a pretax gain on divestiture of operations of $10 million ($6 million net of income taxes) in the second quarter of 2008 related primarily to divestitures associated with the Facility Acquisitions. The Company recorded a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) in the second quarter of 2007 related to the Facility Acquisitions and related planned divestitures. The Company also recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) during the six months ended June 30, 2007.

Liquidity

Operating cash flows and capital spending

Cash flows provided by operations (including discontinued operations) aggregated $34 million for the six months ended June 30, 2008 compared to $80 million for the same period in 2007. Operating cash flows for the six months ended June 30, 2008 were negatively impacted by the growth in accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $19 million at June 30, 2008 compared to $33 million at December 31, 2007. The Company’s long-term debt at June 30, 2008 aggregated $266 million (substantially all of which

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Operating cash flows and capital spending (Continued)

related to borrowings under the Company’s revolving credit facility). Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

The Company was in compliance with the terms of its revolving credit facility at June 30, 2008.

In May 2008, the Company received a cash distribution of $7 million related to a partnership land sale. The Company has a noncontrolling ownership interest in the partnership which is accounted for under the equity method of accounting. No gain or loss was recognized on the land sale.

In April 2008, the Company repaid a capital lease obligation of approximately $16 million in connection with a purchase option under a hospital lease agreement.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the six months ended June 30, 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Strategic divestitures

In June 2007, the Company paid approximately $176 million to complete the Facility Acquisitions with borrowings under the Company’s revolving credit facility. As of June 30, 2008, the Company had sold 20 of the Facilities for approximately $94 million.

In January 2007, the Company paid $37 million to complete the HCP Transaction. The Company also divested the 11 nursing centers acquired in the HCP Transaction during the first six months of 2007 for approximately $78 million.

Capital Resources

Excluding acquisitions, capital expenditures totaled $65 million for the six months ended June 30, 2008 compared to $79 million for the same period in 2007. Excluding acquisitions, capital expenditures (including hospital development) could approximate $175 million to $200 million in 2008. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds and borrowings under the revolving credit facility. At June 30, 2008, the estimated cost to complete and equip construction in progress approximated $59 million.

The terms of the Company’s revolving credit facility include certain covenants that limit the Company’s acquisitions and annual capital expenditures. At June 30, 2008, the Company’s remaining amount for permitted acquisitions under its revolving credit facility aggregated $322 million.

During the second quarter of 2008, the Company acquired four nursing centers that were previously leased for approximately $24 million. Annual rents associated with the four nursing centers approximated $3 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

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

The SCHIP Extension Act became effective for cost reporting periods after December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located within another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

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

CMS has regulations governing payments to LTAC hospitals that are co-located within another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At June 30, 2008, the Company operated 16 HIHs with 692 licensed beds.

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

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations.

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

On July 31, 2008, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2008. These regulations included, among other things, a market basket increase to the federal payment rates of 3.4% and updates to the wage indexes which adjust the federal payment. CMS estimates that the overall impact of these proposed changes will be a net increase in payments of 3.4%.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation allowed, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap exception process until June 30, 2008. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,108,989	$1,096,245	$1,009,459	$1,005,573	$1,059,761	$1,050,342

Salaries, wages and benefits	603,552	603,047	599,049	581,054	608,901	602,752
Supplies	181,635	181,121	109,900	78,331	79,962	82,586
Rent	84,672	88,273	88,085	86,530	86,126	88,461
Other operating expenses	182,434	177,587	194,049	199,971	230,700	225,113
Other income	–	–	(3,201)	(4,500)	(4,717)	(5,167)
Depreciation and amortization	28,202	30,388	30,916	32,261	31,405	31,269
Interest expense	3,595	2,692	5,014	5,743	4,921	2,907
Investment income	(3,833)	(3,617)	(3,785)	(4,920)	(3,268)	(2,340)

	1,080,257	1,079,491	1,020,027	974,470	1,034,030	1,025,581

Income (loss) from continuing operations before income taxes	28,732	16,754	(10,568)	31,103	25,731	24,761
Provision (benefit) for income taxes	12,207	7,111	(1,510)	13,493	10,710	10,044

Income (loss) from continuing operations	16,525	9,643	(9,058)	17,610	15,021	14,717
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,426)	(1,874)	(4)	(1,265)	(331)	1,104
Gain (loss) on divestiture of operations	(7,266)	(69,702)	–	(53)	–	5,840

Net income (loss)	$7,833	$(61,933)	$(9,062)	$16,292	$14,690	$21,661

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.42	$0.24	$(0.23)	$0.47	$0.40	$0.39
Discontinued operations:
Income (loss) from operations	(0.03)	(0.05)	–	(0.03)	(0.01)	0.03
Gain (loss) on divestiture of operations	(0.19)	(1.76)	–	–	–	0.15

Net income (loss)	$0.20	$(1.57)	$(0.23)	$0.44	$0.39	$0.57

Diluted:
Income (loss) from continuing operations	$0.41	$0.24	$(0.23)	$0.46	$0.39	$0.38
Discontinued operations:
Income (loss) from operations	(0.03)	(0.05)	–	(0.03)	(0.01)	0.03
Gain (loss) on divestiture of operations	(0.18)	(1.71)	–	–	–	0.15

Net income (loss)	$0.20	$(1.52)	$(0.23)	$0.43	$0.38	$0.56

Shares used in computing earnings (loss) per common share:
Basic	39,212	39,591	39,013	37,365	37,444	37,714
Diluted	39,997	40,645	39,013	38,366	38,618	38,943

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$459,806	$437,473	$427,199	$447,794	$488,244	$470,160
Health services division	485,635	496,399	508,191	524,561	534,793	542,207	(a)
Rehabilitation division	83,756	85,288	88,284	95,069	104,499	106,318
Pharmacy division	174,704	173,407	58,000	–	–	–

	1,203,901	1,192,567	1,081,674	1,067,424	1,127,536	1,118,685
Eliminations:
Rehabilitation	(58,917)	(59,251)	(59,721)	(61,851)	(67,775)	(68,343)
Pharmacy	(35,995)	(37,071)	(12,494)	–	–	–

	(94,912)	(96,322)	(72,215)	(61,851)	(67,775)	(68,343)

	$1,108,989	$1,096,245	$1,009,459	$1,005,573	$1,059,761	$1,050,342

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$99,748	$85,696	$82,566	$94,189	$95,663	$78,981	(b,c)
Health services division	61,669	71,953	75,166	87,961	74,200	90,446	(a,b)
Rehabilitation division	10,044	9,097	8,309	7,076	11,486	10,178	(b)
Pharmacy division	9,243	7,883	431	–	–	–
Corporate:
Overhead	(37,794)	(38,506)	(54,954)	(36,463)	(34,931)	(33,200	)(b)
Insurance subsidiary	(1,542)	(1,633)	(1,856)	(2,046)	(1,503)	(1,347)

	(39,336)	(40,139)	(56,810)	(38,509)	(36,434)	(34,547)

Operating income	141,368	134,490	109,662	150,717	144,915	145,058
Rent	(84,672)	(88,273)	(88,085)	(86,530)	(86,126)	(88,461	)(d)
Depreciation and amortization	(28,202)	(30,388)	(30,916)	(32,261)	(31,405)	(31,269)
Interest, net	238	925	(1,229)	(823)	(1,653)	(567)

Income (loss) from continuing operations before income taxes	28,732	16,754	(10,568)	31,103	25,731	24,761
Provision (benefit) for income taxes	12,207	7,111	(1,510)	13,493	10,710	10,044

	$16,525	$9,643	$(9,058)	$17,610	$15,021	$14,717

(a)	Includes $10.3 million of income related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.
(b)	Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $1.7 million for the hospital division, $1.5 million for the health services division and $0.3 million for the rehabilitation division in the second quarter of 2008. Segment operating results for prior periods were not restated to reflect this reclassification.
(c)	Includes a $5.1 million asset impairment charge.
(d)	Includes a $1.9 million charge related to a prior period facility rent escalator adjustment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$34,648	$36,129	$36,001	$36,940	$36,853	$38,787	(a)
Health services division	47,239	48,985	50,078	48,245	47,883	48,175	(a)
Rehabilitation division	1,069	1,133	1,180	1,259	1,358	1,393
Pharmacy division	1,642	1,943	740	–	–	–
Corporate	74	83	86	86	32	106

	$84,672	$88,273	$88,085	$86,530	$86,126	$88,461

Depreciation and amortization:
Hospital division	$9,083	$10,027	$11,156	$12,038	$11,653	$11,794
Health services division	10,981	11,825	13,284	14,572	14,389	13,677
Rehabilitation division	236	273	284	383	387	485
Pharmacy division	2,816	2,760	934	–	–	–
Corporate	5,086	5,503	5,258	5,268	4,976	5,313

	$28,202	$30,388	$30,916	$32,261	$31,405	$31,269

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$20,765	$25,909	$23,505	$24,905	$13,556	$20,022
Health services division	6,696	10,460	13,908	15,876	7,135	10,744
Rehabilitation division	118	253	385	1,281	282	280
Pharmacy division	1,712	1,613	790	–	–	–
Corporate:
Information systems	4,457	5,765	4,668	9,541	3,832	8,616
Other	274	734	11,000	1,873	135	258

	$34,022	$44,734	$54,256	$53,476	$24,940	$39,920

(a)	Includes adjustments to prior period facility rent escalators of $1.5 million for the hospital division and $0.4 million for the health services division.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	81	81	83	84	84	83
Number of licensed beds	6,319	6,378	6,495	6,567	6,567	6,501
Revenue mix %:
Medicare	60	58	56	57	57	56
Medicaid	10	10	11	11	9	9
Medicare Advantage	n/a	4	6	7	8	9
Commercial insurance and other	30	28	27	25	26	26
Admissions:
Medicare	7,745	7,160	6,884	7,473	8,227	7,458
Medicaid	1,067	1,021	1,115	1,072	1,053	1,019
Medicare Advantage	n/a	391	600	696	912	855
Commercial insurance and other	2,278	1,858	1,730	1,786	1,911	1,865

	11,090	10,430	10,329	11,027	12,103	11,197

Admissions mix %:
Medicare	70	69	67	68	68	66
Medicaid	10	10	11	10	9	9
Medicare Advantage	n/a	3	6	6	7	8
Commercial insurance and other	20	18	16	16	16	17
Patient days:
Medicare	213,622	205,545	196,927	207,733	224,332	215,328
Medicaid	53,346	52,286	52,548	54,995	53,148	53,362
Medicare Advantage	n/a	14,013	18,612	22,583	28,712	29,527
Commercial insurance and other	83,292	71,928	66,602	68,169	69,702	70,323

	350,260	343,772	334,689	353,480	375,894	368,540

Average length of stay:
Medicare	27.6	28.7	28.6	27.8	27.3	28.9
Medicaid	50.0	51.2	47.1	51.3	50.5	52.4
Medicare Advantage	n/a	35.8	31.0	32.4	31.5	34.5
Commercial insurance and other	36.6	38.7	38.5	38.2	36.5	37.7
Weighted average	31.6	33.0	32.4	32.1	31.1	32.9
Revenues per admission:
Medicare	$35,532	$35,373	$34,837	$34,468	$33,705	$35,401
Medicaid	42,911	44,265	40,719	44,689	42,757	43,431
Medicare Advantage	n/a	49,038	41,075	41,527	41,966	46,399
Commercial insurance and other	60,940	64,495	67,824	63,497	66,802	65,528
Weighted average	41,461	41,944	41,359	40,609	40,341	41,990
Revenues per patient day:
Medicare	$1,288	$1,232	$1,218	$1,240	$1,236	$1,226
Medicaid	858	864	864	871	847	829
Medicare Advantage	n/a	1,368	1,324	1,280	1,333	1,344
Commercial insurance and other	1,667	1,666	1,762	1,664	1,832	1,738
Weighted average	1,313	1,272	1,277	1,267	1,299	1,276
Medicare case mix index (discharged patients only)	1.11	1.10	1.09	1.10	1.11	1.15
Average daily census	3,892	3,778	3,638	3,842	4,131	4,050
Occupancy %	68.4	65.6	61.6	64.1	68.1	67.2

n/a – not available

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	223	223	224	224	224	224
Managed	4	4	4	4	4	4

	227	227	228	228	228	228

Number of licensed beds:
Owned or leased	28,481	28,477	28,719	28,621	28,371	28,251
Managed	485	485	485	485	485	485

	28,966	28,962	29,204	29,106	28,856	28,736

Revenue mix %:
Medicare	35	35	34	34	35	35
Medicaid	44	44	44	44	42	43
Medicare Advantage	n/a	n/a	n/a	n/a	5	5
Private and other	21	21	22	22	18	17

Patient days (excludes managed facilities):
Medicare	389,354	390,142	382,527	390,907	409,902	402,269
Medicaid	1,405,392	1,417,578	1,441,273	1,429,155	1,394,925	1,387,374
Medicare Advantage	n/a	n/a	n/a	n/a	79,221	82,886
Private and other	432,145	448,605	478,831	489,190	415,290	407,141

	2,226,891	2,256,325	2,302,631	2,309,252	2,299,338	2,279,670

Patient day mix %:
Medicare	18	17	17	17	18	18
Medicaid	63	63	62	62	61	61
Medicare Advantage	n/a	n/a	n/a	n/a	3	3
Private and other	19	20	21	21	18	18

Revenues per patient day:
Medicare Part A	$406	$408	$408	$422	$429	$431
Total Medicare (including Part B)	442	444	445	458	461	466
Medicaid	152	153	156	160	160	168
Medicare Advantage	n/a	n/a	n/a	n/a	348	351
Private and other	231	237	237	238	229	228
Weighted average	218	220	221	227	232	238

Average daily census	24,743	24,795	25,029	25,101	25,267	25,051
Occupancy %	88.2	87.4	87.8	87.8	89.2	89.0

Rehabilitation data:
Revenue mix %:
Company-operated	74	69	68	65	65	64
Non-affiliated	26	31	32	35	35	36

Therapist productivity %	79.6	80.2	79.0	78.9	81.9	81.3

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/08
	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$38	$81	$86	$91	$96	$460	$852	$818
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (a)	$–	$–	$–	$–	$265,400	$–	$265,400	$265,400

(a)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) the London Interbank Offered Rate plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on May 22, 2008 in Louisville, Kentucky. At the meeting, shareholders elected a board of eight directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld	Abstentions

Edward L. Kuntz	35,761,887	448,473	2,736

Ann C. Berzin	36,023,244	184,631	5,221

Thomas P. Cooper, M.D.	35,953,956	253,729	5,411

Paul J. Diaz	36,060,680	149,742	2,675

Garry N. Garrison	35,960,172	247,397	5,527

Isaac Kaufman	35,952,447	255,123	5,527

John H. Klein	35,330,073	877,495	5,529

Eddy J. Rogers, Jr.	35,959,763	247,804	5,529

In addition to electing directors, shareholders of the Company approved a proposal to amend and restate the Company’s 2001 Stock Incentive Plan, Amended and Restated, by the vote of 18,352,051 in favor, 16,512,626 against, 142,036 abstentions and 1,206,384 broker non-votes.

Also at the Annual Meeting, the Company’s shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2008 by the vote of 35,865,704 in favor, 331,247 against, 16,145 abstentions and no broker non-votes.

Item 6.	Exhibits

10.1	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 11, 2008	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 11, 2008	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer