Form 10-Q
period 2008-09-30
KINDRED HEALTHCARE, INC
filed 2008-11-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2008
Common stock, $0.25 par value	38,915,056 shares

1 of 44

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007	3
	Condensed Consolidated Balance Sheet — September 30, 2008 and December 31, 2007	4
	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 6.	Exhibits	43

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$1,010,680	$999,418	$3,101,114	$3,183,244

Salaries, wages and benefits	606,468	592,234	1,803,880	1,784,669
Supplies	78,586	108,648	238,785	468,921
Rent	86,444	87,152	259,048	258,149
Other operating expenses	211,584	191,208	656,274	546,439
Other income	(4,313)	(3,201)	(14,197)	(3,201)
Depreciation and amortization	29,432	30,578	91,417	88,509
Interest expense	3,710	5,014	11,538	11,301
Investment income	(672)	(3,770)	(6,257)	(11,209)

	1,011,239	1,007,863	3,040,488	3,143,578

Income (loss) from continuing operations before income taxes	(559)	(8,445)	60,626	39,666
Provision (benefit) for income taxes	(1,345)	(692)	23,526	19,636

Income (loss) from continuing operations	786	(7,753)	37,100	20,030
Discontinued operations, net of income taxes:
Income (loss) from operations	12	(1,309)	(2,663)	(6,224)
Loss on divestiture of operations	(22,058)	–	(19,346)	(76,968)

Net income (loss)	$(21,260)	$(9,062)	$15,091	$(63,162)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.02	$(0.20)	$0.98	$0.51
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.07)	(0.16)
Loss on divestiture of operations	(0.58)	–	(0.51)	(1.96)

Net income (loss)	$(0.56)	$(0.23)	$0.40	$(1.61)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.20)	$0.95	$0.49
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.07)	(0.15)
Loss on divestiture of operations	(0.56)	–	(0.49)	(1.90)

Net income (loss)	$(0.54)	$(0.23)	$0.39	$(1.56)

Shares used in computing earnings (loss) per common share:
Basic	38,034	39,013	37,732	39,271
Diluted	39,369	39,013	38,994	40,522

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,295	$32,877
Cash – restricted	4,935	5,360
Insurance subsidiary investments	193,911	231,693
Accounts receivable less allowance for loss of $30,558 – September 30, 2008 and $33,305 – December 31, 2007	700,372	598,108
Inventories	22,675	22,035
Deferred tax assets	59,087	59,936
Income taxes	29,040	43,128
Other	22,046	20,510

	1,051,361	1,013,647

Property and equipment	1,347,223	1,226,111
Accumulated depreciation	(627,559)	(542,773)

	719,664	683,338

Goodwill	71,244	69,100
Intangible assets less accumulated amortization of $1,599 – September 30, 2008 and $1,095 – December 31, 2007	64,584	79,956
Assets held for sale	11,122	15,837
Insurance subsidiary investments	47,409	49,166
Deferred tax assets	127,199	113,854
Other	45,822	54,654

	$2,138,405	$2,079,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,982	$180,367
Salaries, wages and other compensation	275,594	261,608
Due to third party payors	42,171	41,980
Professional liability risks	59,218	64,740
Other accrued liabilities	81,964	80,663
Long-term debt and capital lease obligation due within one year	79	584

	615,008	629,942

Long-term debt	329,054	275,814
Capital lease obligation	–	15,760
Professional liability risks	195,533	186,652
Deferred credits and other liabilities	106,135	109,260

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,915 shares –September 30, 2008 and 38,339 shares – December 31, 2007	9,729	9,585
Capital in excess of par value	809,201	790,367
Accumulated other comprehensive income (loss)	(1,787)	1,250
Retained earnings	75,532	60,922

	892,675	862,124

	$2,138,405	$2,079,552

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(21,260)	$(9,062)	$15,091	$(63,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,595	30,916	92,269	92,019
Amortization of stock-based compensation costs	2,411	19,547	9,806	27,699
Provision for doubtful accounts	6,877	6,612	22,037	23,494
Deferred income taxes	8,226	(2,129)	(4,921)	(17,044)
Loss on divestiture of discontinued operations	22,058	–	19,346	76,968
Other	(853)	(650)	(1,946)	(2,165)
Change in operating assets and liabilities:
Accounts receivable	(41,141)	(84,996)	(125,287)	(130,424)
Inventories and other assets	(422)	16,413	(4,880)	13,503
Accounts payable	(2,726)	9,700	(13,756)	(6,914)
Income taxes	(17,796)	(14,216)	21,188	12,865
Due to third party payors	14,998	16,403	191	20,791
Other accrued liabilities	7,262	31,601	12,251	53,101

Net cash provided by operating activities	7,229	20,139	41,389	100,731

Cash flows from investing activities:
Purchase of property and equipment	(47,293)	(54,256)	(112,153)	(133,012)
Acquisitions	(22,419)	(22,850)	(48,824)	(238,104)
Sale of assets	745	1,786	27,984	81,692
Purchase of insurance subsidiary investments	(25,908)	(22,484)	(94,976)	(114,363)
Sale of insurance subsidiary investments	22,568	28,559	89,501	126,843
Net change in insurance subsidiary cash and cash equivalents	1,671	(7,798)	40,099	(3,117)
Net change in other investments	2	500	7,002	514
Other	1,340	(3,851)	2,628	(7,274)

Net cash used in investing activities	(69,294)	(80,394)	(88,739)	(286,821)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	391,700	413,500	1,119,800	1,289,300
Repayment of borrowings under revolving credit	(328,800)	(430,500)	(1,066,500)	(1,184,300)
Repayment of long-term debt	(19)	(18)	(57)	(53)
Repayment of capital lease obligation	–	–	(16,268)	–
Payment of deferred financing costs	(211)	(1,752)	(390)	(2,058)
Proceeds from borrowing related to spin-off transaction	–	125,000	–	125,000
Issuance of common stock	3,087	302	8,865	10,050
Repurchase of common stock	–	(49,997)	–	(49,997)
Other	(3,213)	3,790	(11,682)	(5,080)

Net cash provided by financing activities	62,544	60,325	33,768	182,862

Change in cash and cash equivalents	479	70	(13,582)	(3,228)
Cash and cash equivalents at beginning of period	18,816	17,559	32,877	20,857

Cash and cash equivalents at end of period	$19,295	$17,629	$19,295	$17,629

Supplemental information:
Interest payments	$3,214	$4,548	$10,847	$10,777
Income tax payments	9,614	14,000	6,924	17,399

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At September 30, 2008, the Company’s hospital division operated 82 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 228 nursing centers in 27 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 3 for a summary of discontinued operations.

Impact of recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position EITF 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s earnings per common share calculation.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company cannot determine the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and they will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157-3 is effective upon issuance and did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency asset backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	September 30, 2008
	Fair value measurements			Assets/liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$32,091	$108,178	$–	$140,269
Deposits held in money market funds	3,604	–	–	3,604

	$35,695	$108,178	$–	$143,873

Liabilities	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $101.0 million, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(21,260)	$(9,062)	$15,091	$(63,162)
Net unrealized investment gains (losses), net of income taxes	(1,269)	716	(3,037)	1,177

Comprehensive income (loss)	$(22,529)	$(8,346)	$12,054	$(61,985)

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

In addition to the pharmacy services contracts noted above, the Company also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters. The Company recorded $4.3 million and $3.2 million in other income in the third quarter of 2008 and 2007, respectively, and $14.2 million and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively, related to the information systems and transition services agreements.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

In September 2008, the Company purchased for resale a LTAC hospital in Massachusetts for $22.3 million that was previously leased. The Company recorded a pretax loss of $35.9 million ($22.1 million net of income taxes) in the third quarter resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($16.3 million) and other costs ($4.4 million). The impairments were a result of the Company’s decision to acquire the real estate for resale, close the hospital and relinquish the licensed beds to the Commonwealth of Massachusetts.

In September 2008, the Company also announced it intends to dispose of a LTAC hospital in California and its related operations. The hospital operations have been closed but the Company continues to operate a co-located 64-bed skilled nursing unit. The Company recorded a pretax loss of $5.1 million ($3.1 million net of income taxes) in the second quarter of 2008 related to the impairment of the hospital’s building and equipment. The impairment of the building and equipment was a result of the Company’s voluntary termination of its participation in the Medicare program.

At September 30, 2008, the Company held for sale two LTAC hospitals. The Company expects to dispose of these two hospitals within one year and to generate approximately $11 million in proceeds from the sales.

The Company also discontinued the operations of a hospital in the third quarter of 2008 after terminating the hospital operating lease and closing the operations.

In June 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Company recorded a pretax gain of $9.5 million ($5.9 million net of income taxes) during the nine months ended September 30, 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) during the nine months ended September 30, 2007 related to the sale of the Facilities. As of September 30, 2008, the Company had sold all of the Facilities for approximately $95 million.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$7,175	$49,852	$42,240	$163,702

Salaries, wages and benefits	4,364	29,368	26,965	92,892
Supplies	824	3,633	4,186	11,613
Rent	717	1,007	2,746	9,041
Other operating expenses	1,068	17,652	11,827	56,790
Depreciation	163	338	852	3,510
Interest expense	–	1	2	5
Investment expense (income)	19	(17)	(8)	(29)

	7,155	51,982	46,570	173,822

Income (loss) from operations before income taxes	20	(2,130)	(4,330)	(10,120)
Income tax provision (benefit)	8	(821)	(1,667)	(3,896)

Income (loss) from operations	12	(1,309)	(2,663)	(6,224)
Loss on divestiture of operations, net of income taxes	(22,058)	–	(19,346)	(76,968)

	$(22,046)	$(1,309)	$(22,009)	$(83,192)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Hospital division	$6,727	$14,609	$32,799	$46,607
Health services division	448	35,243	9,441	117,095

	$7,175	$49,852	$42,240	$163,702

Operating income (loss):
Hospital division	$(672)	$(381)	$(3,775)	$1,122
Health services division	1,591	(420)	3,037	1,285

	$919	$(801)	$(738)	$2,407

Rent:
Hospital division	$714	$940	$2,723	$3,404
Health services division	3	67	23	5,637

	$717	$1,007	$2,746	$9,041

Depreciation:
Hospital division	$163	$338	$852	$1,195
Health services division	–	–	–	2,315

	$163	$338	$852	$3,510

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	September 30, 2008	December 31, 2007
Long-term assets:
Property and equipment, net	$11,056	$15,595
Other	66	242

	11,122	15,837
Current liabilities (included in other accrued liabilities)	(126)	(717)

	$10,996	$15,120

NOTE 4 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the third quarter of 2008 included a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio that reduced investment income in the accompanying unaudited condensed consolidated statement of operations. In addition, the provision for income taxes included a favorable adjustment of approximately $1.8 million related to the resolution of certain income tax contingencies for prior years.

Operating results for the nine months ended September 30, 2008 also included pretax income of $10.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute and a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities which the Company does not believe is material to the financial statements for the current or prior periods.

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

NOTE 5 – ACQUISITION

In July 2007, the Company acquired a combined nursing center and assisted living facility for $20.3 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $0.9 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Medicare	$411,737	$426,754	$1,317,951	$1,435,191
Medicaid	280,526	273,020	822,249	818,738
Other third parties	385,044	370,968	1,162,155	1,189,076

	1,077,307	1,070,742	3,302,355	3,443,005
Eliminations:
Rehabilitation	(66,627)	(59,011)	(201,241)	(175,478)
Pharmacy	–	(12,313)	–	(84,283)

	(66,627)	(71,324)	(201,241)	(259,761)

	$1,010,680	$999,418	$3,101,114	$3,183,244

NOTE 7 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options and non-vested restricted stock.

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Earnings (loss):
Income (loss) from continuing operations	$786	$(7,753)	$37,100	$20,030
Discontinued operations, net of income taxes:
Income (loss) from operations	12	(1,309)	(2,663)	(6,224)
Loss on divestiture of operations	(22,058)	–	(19,346)	(76,968)

Net income (loss)	$(21,260)	$(9,062)	$15,091	$(63,162)

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,034	39,013	37,732	39,271
Dilutive effect of certain securities:
Employee stock options	860	–	753	844
Non-vested restricted stock	475	–	509	407

Adjusted weighted average shares outstanding – diluted computation	39,369	39,013	38,994	40,522

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – EARNINGS (LOSS) PER SHARE (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.02	$(0.20)	$0.98	$0.51
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.07)	(0.16)
Loss on divestiture of operations	(0.58)	–	(0.51)	(1.96)

Net income (loss)	$(0.56)	$(0.23)	$0.40	$(1.61)

Diluted:
Income (loss) from continuing operations	$0.02	$(0.20)	$0.95	$0.49
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.07)	(0.15)
Loss on divestiture of operations	(0.56)	–	(0.49)	(1.90)

Net income (loss)	$(0.54)	$(0.23)	$0.39	$(1.56)

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	317	2,611	403	128

As a result of the loss from continuing operations reported by the Company in the third quarter of 2007, approximately 880,000 incremental shares have been excluded from the calculation of diluted earnings (loss) per share because the inclusion of such shares would have been antidilutive.

NOTE 8 – BUSINESS SEGMENT DATA

At September 30, 2008, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $0.7 million for the hospital division, $0.5 million for the health services division and $0.2 million for the rehabilitation division in the third quarter of 2008 and approximated $4.0 million for the hospital division, $3.2 million for the health services division and $0.9 million for the rehabilitation division for the nine months ended September 30, 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the third quarter of 2007 and for the nine months ended September 30, 2007 included the results of the Company’s former pharmacy division. For accounting purposes, the pharmacy division was not treated as a discontinued operation in the Company’s historical consolidated financial statements. See Note 2.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Hospital division	$434,774	$416,267	$1,372,005	$1,289,341
Health services division	535,737	508,191	1,612,737	1,490,225
Rehabilitation division	106,796	88,284	317,613	257,328
Pharmacy division	–	58,000	–	406,111

	1,077,307	1,070,742	3,302,355	3,443,005
Eliminations:
Rehabilitation	(66,627)	(59,011)	(201,241)	(175,478)
Pharmacy	–	(12,313)	–	(84,283)

	(66,627)	(71,324)	(201,241)	(259,761)

	$1,010,680	$999,418	$3,101,114	$3,183,244

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$64,818	$83,433	$247,506	$268,906
Health services division	78,801	75,166	243,447	208,788
Rehabilitation division	7,448	8,309	29,112	27,450
Pharmacy division	–	431	–	17,557
Corporate:
Overhead	(30,937)	(54,954)	(99,068)	(131,254)
Insurance subsidiary	(1,775)	(1,856)	(4,625)	(5,031)

	(32,712)	(56,810)	(103,693)	(136,285)

Operating income	118,355	110,529	416,372	386,416
Rent	(86,444)	(87,152)	(259,048)	(258,149)
Depreciation and amortization	(29,432)	(30,578)	(91,417)	(88,509)
Interest, net	(3,038)	(1,244)	(5,281)	(92)

Income (loss) from continuing operations before income taxes	(559)	(8,445)	60,626	39,666
Provision (benefit) for income taxes	(1,345)	(692)	23,526	19,636

	$786	$(7,753)	$37,100	$20,030

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Rent:
Hospital division	$36,461	$35,068	$110,118	$103,897
Health services division	48,551	50,078	144,609	146,302
Rehabilitation division	1,405	1,180	4,156	3,382
Pharmacy division	–	740	–	4,325
Corporate	27	86	165	243

	$86,444	$87,152	$259,048	$258,149

Depreciation and amortization:
Hospital division	$11,719	$10,818	$34,477	$29,269
Health services division	11,794	13,284	39,860	36,090
Rehabilitation division	547	284	1,419	793
Pharmacy division	–	934	–	6,510
Corporate	5,372	5,258	15,661	15,847

	$29,432	$30,578	$91,417	$88,509

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$19,736	$23,505	$53,314	$70,179
Health services division	19,746	13,908	37,625	31,064
Rehabilitation division	271	385	833	756
Pharmacy division	–	790	–	4,115
Corporate:
Information systems	7,051	4,668	19,499	14,890
Other	489	11,000	882	12,008

	$47,293	$54,256	$112,153	$133,012

	September 30, 2008	December 31, 2007
Assets at end of period:
Hospital division	$903,731	$846,429
Health services division	596,768	550,525
Rehabilitation division	42,842	30,751
Corporate	595,064	651,847

	$2,138,405	$2,079,552

Goodwill:
Hospital division	$68,577	$67,598
Health services division	639	639
Rehabilitation division	2,028	863

	$71,244	$69,100

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Professional liability:
Continuing operations	$4,824	$7,519	$31,612	$38,173
Discontinued operations	(1,378)	3,798	(3,633)	10,429

Workers compensation:
Continuing operations	$7,408	$8,846	$24,237	$29,994
Discontinued operations	47	671	467	2,166

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2008			December 31, 2007
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$108,901	$85,010	$193,911	$127,017	$104,676	$231,693
Reinsurance recoverables	2,160	–	2,160	4,334	–	4,334

	111,061	85,010	196,071	131,351	104,676	236,027
Non-current:
Insurance subsidiary investments	47,409	–	47,409	49,166	–	49,166
Reinsurance recoverables	12,075	–	12,075	4,530	–	4,530
Deposits	2,000	1,463	3,463	6,250	1,455	7,705
Other	–	144	144	–	261	261

	61,484	1,607	63,091	59,946	1,716	61,662

	$172,545	$86,617	$259,162	$191,297	$106,392	$297,689

Liabilities:
Allowance for insurance risks:
Current	$59,218	$24,405	$83,623	$64,740	$26,144	$90,884
Non-current	195,533	62,182	257,715	186,652	63,132	249,784

	$254,751	$86,587	$341,338	$251,392	$89,276	$340,668

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $265.7 million at September 30, 2008 and $263.8 million at December 31, 2007.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, asset backed securities, corporate bonds, commercial paper, equities and U.S. Treasury notes for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at September 30, 2008 and December 31, 2007 follow (in thousands):

	September 30, 2008				December 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$109,113	$–	$–	$109,113	$149,212	$–	$–	$149,212
Asset backed securities	58,500	262	(308)	58,454	52,098	444	(33)	52,509
Corporate bonds	35,095	101	(1,273)	33,923	35,824	126	(215)	35,735
Commercial paper	15,828	–	(27)	15,801	20,912	15	–	20,927
Equities	14,468	1,005	(2,289)	13,184	14,498	2,278	(886)	15,890
U.S. Treasury notes	10,813	38	(6)	10,845	6,141	445	–	6,586

	$243,817	$1,406	$(3,903)	$241,320	$278,685	$3,308	$(1,134)	$280,859

(a)	Includes $8.1 million and $9.3 million of money market funds at September 30, 2008 and December 31, 2007, respectively.

The Company’s investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from the Company. The investment managers also limit the exposure to any one issue, issuer or type of investment. The Company intends, and has the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of its insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date.

The Company considered the severity and duration of its unrealized losses at September 30, 2008 and recognized a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio. Because the Company considers the remaining unrealized losses at September 30, 2008 to be temporary, the Company has not recorded any additional impairment losses related to these securities.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – INCOME TAXES

During the third quarter of 2008, the Company reduced its unrecognized tax benefits and related accrued interest by $2.8 million. The deferred tax asset associated with unrecognized tax benefits also was reduced by $1.0 million. As of September 30, 2008, the Company’s unrecognized tax benefits totaled $7.0 million and accrued interest related to uncertain tax positions totaled $0.8 million.

The federal statute of limitations remains open for tax years 2005 through 2007.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

Within the next 12 months, the statutes of limitations associated with certain state tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction of the Company’s income tax liability of up to approximately $2.0 million for unrecognized income tax benefits and up to $0.8 million of accrued interest is reasonably possible and would favorably impact the Company’s financial position and results of operations.

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

•	the Company’s ability to operate pursuant to the terms of its debt obligations and its master leases with Ventas,

•	the Company’s ability to meet its rental and debt service obligations,

•	the Company’s ability to attract and retain key executives and other healthcare personnel,

•	increased operating costs due to shortages in qualified nurses, therapists and other healthcare personnel,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	failure of the Company’s facilities to meet applicable licensure and certification requirements,

•	national and regional economic, financial, business and political conditions, including their effect on the availability and cost of labor, credit, materials and other services,

•	the Company’s ability to control costs, particularly labor and employee benefit costs,

•

the Company’s ability to successfully pursue its development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•

the increase in the costs of defending and insuring against alleged professional liability claims and the Company’s ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability claims,

•	the further consolidation of managed care organizations and other third party payors,

•	the Company’s ability to successfully dispose of unprofitable facilities,

•	events or circumstances which could result in impairment of an asset or other charges,

•	changes in generally accepted accounting principles or practices,

•

the condition of the financial markets, including volatility and deterioration in the capital and credit markets, which would limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio, and

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

General

The accompanying unaudited condensed consolidated financial statements, including the notes thereto, should be read in conjunction with the following discussion and analysis.

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At September 30, 2008, the Company’s hospital division operated 82 LTAC hospitals (6,428 licensed beds) in 24 states. The Company’s health services division operated 228 nursing centers (28,695 licensed beds) in 27 states. The Company also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, the Company completed the Spin-off Transaction. See Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

Operating results for the nine months ended September 30, 2008 included pretax income of approximately $10 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

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

The provision for doubtful accounts totaled $7 million and $6 million for the third quarter of 2008 and 2007, respectively, and $21 million for each of the nine months ended September 30, 2008 and 2007.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 5% in each period presented. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $255 million at September 30, 2008 and $251 million at December 31, 2007. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $266 million at September 30, 2008 and $264 million at December 31, 2007.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the nine months ended September 30, 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2008 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $5 million and $7 million for the third quarter of 2008 and 2007, respectively, and $32 million and $38 million for the nine months ended September 30, 2008 and 2007, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $87 million at September 30, 2008 and $89 million at December 31, 2007. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $7 million and $9 million for the third quarter of 2008 and 2007, respectively, and $24 million and $30 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company’s effective income tax rate for the third quarter and nine months ended September 30, 2008 was favorably impacted by $2 million related to the resolution of certain income tax contingencies for prior years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

The effective income tax rate for the third quarter and nine months ended September 30, 2007 was negatively impacted by certain non-deductible expenses associated with the Spin-off Transaction. In addition, during the same periods in 2007, the effective income tax rate was favorably impacted by $2 million related to the favorable resolution of certain income tax contingencies for prior years.

There are significant uncertainties with respect to capital loss and net operating loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized deferred tax assets totaling $186 million at September 30, 2008 and $174 million at December 31, 2007.

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

Valuation of long-lived assets and goodwill

The Company regularly reviews the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. The Company determines fair value based upon widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry economic factors and the profitability of future business strategies.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued EITF 03-6-1, which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s earnings per common share calculation.

In December 2007, the FASB issued SFAS 141R, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. At this time, the Company cannot determine the impact that SFAS 141R will have on its financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS 160, which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and they will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

In October 2008, the FASB issued SFAS 157-3, which clarifies the application of SFAS 157 and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157-3 is effective upon issuance and did not have a material impact on the Company’s financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Hospital Division

Revenues increased 4% in the third quarter of 2008 to $435 million compared to $416 million in the third quarter of 2007 and increased 6% to $1.4 billion for the nine months ended September 30, 2008 from $1.3 billion in the same period in 2007. Revenue growth in both periods was primarily a result of increased same-store admissions, expansion of services and new hospitals recently opened. On a same-store basis, aggregate admissions rose 4% in the third quarter of 2008 and 5% for the nine months ended September 30, 2008 compared to the same periods in 2007, while non-government same-store admissions increased 12% in the third quarter of 2008 and 16% for the nine months ended September 30, 2008 compared to the same periods in 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Hospital Division (Continued)

Despite growth in admissions and revenues, hospital operating margins declined in the third quarter of 2008 primarily due to declines in length of stay (particularly related to commercial insurance patients), operating cost inefficiencies associated with lower patient days and the negative impact of the Gulf hurricanes. Hospital wage and benefit costs increased 11% to $210 million in the third quarter of 2008 from $189 million in the same period in 2007 and increased 10% to $635 million for the nine months ended September 30, 2008 from $578 million in the same period in 2007. Average hourly wage rates grew 5% in the third quarter of 2008 and 4% for the nine months ended September 30, 2008 compared to the respective prior year periods, while employee benefit costs increased 9% in the third quarter of 2008 and 8% for the nine months ended September 30, 2008 compared to the respective periods in 2007.

Operating results for the third quarter of 2008 included approximately $6 million related to direct costs and operating declines compared to the same period in 2007 in the Company’s Louisiana and southern Texas hospital operations resulting from the Gulf hurricanes.

Professional liability costs were $2 million in the third quarter of both 2008 and 2007, and $11 million and $12 million for the nine months ended September 30, 2008 and 2007, respectively.

Health Services Division

Revenues increased 5% in the third quarter of 2008 to $536 million compared to $508 million in the third quarter of 2007 and increased 8% to $1.6 billion for the nine months ended September 30, 2008 from $1.5 billion in the same period in 2007. Revenue growth in both periods was primarily attributable to reimbursement rate increases, growth in managed care volumes, acquired nursing centers and, for the nine months ended September 30, 2008, growth in Medicare volumes. On a same-store basis, aggregate patient days were relatively unchanged in both the third quarter of 2008 and the nine months ended September 30, 2008 compared to the same periods in 2007. For the first nine months of 2008, revenues have been favorably impacted by growth in Medicare, Medicare Advantage and private and other patient volumes.

Operating results for the nine months ended September 30, 2008 also included pretax income of approximately $10 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

Nursing center operating margins declined slightly in the third quarter of 2008 as a result of lower Medicare volumes. Nursing center operating margins improved for the nine months ended September 30, 2008 primarily due to same-store growth in Medicare, Medicare Advantage and private and other patient volumes, the favorable impact of acquired nursing centers and reductions in professional liability and workers compensation costs. Nursing center wage and benefit costs increased 5% to $280 million in the third quarter of 2008 compared to $267 million in the same period in 2007 and increased 6% to $825 million for the nine months ended September 30, 2008 from $781 million in the same period in 2007. Average hourly wage rates grew 4% in the third quarter of 2008 and for the nine months ended September 30, 2008 compared to the respective prior year periods, while employee benefit costs increased 5% in the third quarter of 2008 and for the nine months ended September 30, 2008 compared to the respective prior year periods.

Professional liability costs were $3 million and $5 million in the third quarter of 2008 and 2007, respectively, and $20 million and $25 million for the nine months ended September 30, 2008 and 2007, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Rehabilitation Division

Revenues increased 21% in the third quarter of 2008 to $106 million compared to $88 million in the third quarter of 2007 and increased 23% to $317 million for the nine months ended September 30, 2008 from $257 million in the same period in 2007. The increase in revenues in both periods was primarily attributable to growth in new contracts and the volume of services provided to existing customers. Revenues generated from unaffiliated customers aggregated $40 million and $29 million in the third quarter of 2008 and 2007, respectively, and $116 million and $82 million for the nine months ended September 30, 2008 and 2007, respectively.

Despite growth in volumes and revenues, operating margins in both the third quarter of 2008 and for the nine months ended September 30, 2008 declined primarily due to wage rate pressures resulting from an increasingly competitive marketplace for therapists and start-up costs associated with unaffiliated customer contract growth.

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for the third quarter of 2008 and for the nine months ended September 30, 2008 did not include any results of the Company’s former pharmacy division.

For accounting purposes, the pharmacy division was not treated as a discontinued operation in the Company’s historical condensed consolidated financial statements.

Corporate Overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $31 million and $55 million in the third quarter of 2008 and 2007, respectively, and $99 million and $131 million for the nine months ended September 30, 2008 and 2007, respectively. As described in Note 4 of the accompanying Notes to Condensed Consolidated Financial Statements, corporate overhead for the third quarter of 2007 and for the nine months ended September 30, 2007 included certain items related primarily to the Spin-off Transaction. As a percentage of consolidated revenues, corporate overhead totaled 3.1% and 5.5% in the third quarter of 2008 and 2007, respectively, and totaled 3.2% and 4.1% for the nine months ended September 30, 2008 and 2007, respectively.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $0.7 million for the hospital division, $0.5 million for the health services division and $0.2 million for the rehabilitation division in the third quarter of 2008 and approximated $4 million for the hospital division, $3 million for the health services division and $1 million for the rehabilitation division for the nine months ended September 30, 2008.

The Company recorded approximately $4 million and $3 million in other income in the third quarter of 2008 and 2007, respectively, and approximately $14 million and $3 million in other income for the nine months ended September 30, 2008, and 2007, respectively, related to the information systems and transition services agreements with PharMerica.

Corporate expenses included the operating losses from the Company’s limited purpose insurance subsidiary of $2 million in the third quarter of both 2008 and 2007, and $5 million for both the nine months ended September 30, 2008 and 2007.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital Costs

Rent expense declined 1% to $86 million in the third quarter of 2008 compared to $87 million in the third quarter of 2007 and was relatively flat at $259 million for the nine months ended September 30, 2008 compared to $258 million in the same period in 2007. Rent expense for the nine months ended September 30, 2008 included a charge of approximately $2 million related to a prior period rent escalator adjustment for ten leased facilities which the Company does not believe is material to the financial statements for the current or prior periods.

Depreciation and amortization expense decreased 4% in the third quarter of 2008 to $29 million compared to the third quarter of 2007 and increased 3% to $91 million for the nine months ended September 30, 2008 from $88 million in the same period in 2007. The decrease in depreciation expense in the third quarter of 2008 was primarily attributable to assets which became fully depreciated during the quarter. The increase for the nine months ended September 30, 2008 was primarily a result of the Company’s ongoing capital expenditure program and its acquisition and development activities.

Interest expense aggregated $4 million and $5 million in the third quarter of 2008 and 2007, respectively, and aggregated $11 million for each of the nine months ended September 30, 2008 and 2007. The decrease in interest expense in the third quarter of 2008 was primarily attributable to lower interest rates under the Company’s revolving credit facility compared to the same period a year ago.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $1 million and $4 million in the third quarter of 2008 and 2007, respectively, and aggregated $6 million and $11 million for the nine months ended September 30, 2008 and 2007, respectively. Investment income was negatively impacted in the third quarter of 2008 by a $1 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio.

Consolidated Results

Loss from continuing operations before income taxes aggregated $0.5 million in the third quarter of 2008 compared to a loss from continuing operations before income taxes of $8 million in the third quarter of 2007. Income from continuing operations before income taxes increased 53% to $61 million for the nine months ended September 30, 2008 from $40 million in the same period in 2007. Income from continuing operations aggregated $1 million in the third quarter of 2008 compared to a loss from continuing operations of $8 million in the third quarter of 2007. Income from continuing operations increased 85% to $37 million for the nine months ended September 30, 2008 from $20 million in the same period in 2007.

Results of Operations – Discontinued Operations

Income from discontinued operations was break-even in the third quarter of 2008 compared to a loss of $1 million in the third quarter of 2007, while loss from discontinued operations aggregated $3 million for the nine months ended September 30, 2008 compared to a loss from discontinued operations of $6 million in the same period in 2007.

The Company recorded a pretax loss on divestiture of operations of $36 million ($22 million net of income taxes) during the third quarter of 2008 related to the planned divestiture of a LTAC hospital.

The Company recorded a pretax loss on divestiture of operations of $31 million ($19 million net of income taxes) during the nine months ended September 30, 2008. The Company recorded a pretax loss on divestiture of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations (Continued)

operations of $113 million ($69 million net of income taxes) during the nine months ended September 30, 2007 related to the Facility Acquisitions and related planned divestitures. The Company also recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes) during the nine months ended September 30, 2007.

Liquidity

Operating cash flows, capital spending and financing activities

Cash flows provided by operations (including discontinued operations) aggregated $41 million for the nine months ended September 30, 2008 compared to $101 million for the same period in 2007. Operating cash flows for the nine months ended September 30, 2008 were negatively impacted by the growth in accounts receivable. During both the nine months ended September 30, 2008 and 2007, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures, as well as its acquisition and strategic divestiture activities. The Company expects the settlement of approximately $65 million of Medicare receivables during the fourth quarter of 2008.

Cash and cash equivalents totaled $19 million at September 30, 2008 compared to $33 million at December 31, 2007. The Company’s long-term debt at September 30, 2008 aggregated $329 million (substantially all of which related to borrowings under the Company’s revolving credit facility). Assuming no further acquisitions or repurchases of common stock in the fourth quarter of 2008, the Company expects to end the year with approximately $60 million to $70 million in cash and cash equivalents and $330 million to $340 million in revolving credit facility borrowings.

Under the terms of the Company’s $500 million revolving credit facility, the aggregate amount of the credit may be increased to $600 million at the Company’s option if certain conditions are met. The term of the revolving credit facility expires in July 2012.

Interest rates under the revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the revolving credit facility include one financial covenant and certain other provisions which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of the revolving credit facility at September 30, 2008.

Despite the recent turmoil within the financial markets nationally and globally, the Company is not aware of any individual lender limitations to extend credit under the revolving credit facility. However, the obligations of each of the lending institutions in the revolving credit facility are separate and there is no assurance that the availability of future borrowings under the revolving credit facility will not be impacted by the ongoing volatility and disruptions in the financial credit markets.

Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its liquidity needs on a short-term and long-term basis.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Operating cash flows, capital spending and financing activities (Continued)

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

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of approximately $39 million and $37 million during the nine months ended September 30, 2008 and 2007, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility.

Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which remained with the Company. The Company used the proceeds to reduce outstanding borrowings under its revolving credit facility.

In August 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for repurchases of up to $50 million of common stock during 2007 and the remainder in 2008. During the third quarter of 2007, the Company expended $50 million to purchase approximately 2.6 million shares of its common stock. The Company has not purchased any common stock during 2008.

Strategic divestitures

In September 2008, the Company purchased for resale a LTAC hospital in Massachusetts for $22 million that was previously leased and announced its intention to dispose of a LTAC hospital in California and its related operations. The Company expects to dispose of these two hospitals within one year and to generate approximately $11 million in proceeds from the sales.

In June 2007, the Company paid approximately $176 million to complete the Facility Acquisitions with borrowings under the Company’s revolving credit facility. As of September 30, 2008, the Company had sold all of the Facilities for approximately $95 million.

In January 2007, the Company paid $37 million to complete the HCP Transaction. The Company divested the 11 nursing centers acquired in the HCP Transaction during the first nine months of 2007 for approximately $78 million.

Capital Resources

Excluding acquisitions, capital expenditures totaled $112 million for the nine months ended September 30, 2008 compared to $133 million for the same period in 2007. Excluding acquisitions and development of new facilities, the Company expects that capital spending in 2008 should approximate $120 million to $125 million. Hospital development capital spending should approximate $50 million to $55 million in 2008. The Company expects that most of these expenditures will be financed through internal resources. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. At September 30, 2008, the estimated cost to complete and equip construction in progress approximated $73 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

At September 30, 2008, the Company’s remaining amount for permitted acquisitions under its revolving credit facility aggregated $299 million.

During the nine months ended September 30, 2008, the Company acquired four nursing centers that were previously leased for approximately $24 million. Annual rents associated with the four nursing centers approximated $3 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

In the third quarter of 2007, the Company acquired a combined nursing center and assisted living facility for approximately $20 million and a hospital for $3 million which was previously leased. These acquisitions were financed through borrowings under the Company’s revolving credit facility.

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

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (which was eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,707, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projects will not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

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

CMS has regulations governing payments to LTAC hospitals that are co-located within another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At September 30, 2008, the Company operated 16 HIHs with 692 licensed beds.

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

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon the Company’s historical Medicare patient volumes and relatively higher level of patient acuity, the Company believes that the re-weighting may improve the Company’s Medicare payment rates.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,098,087	$1,085,739	$999,418	$996,647	$1,048,523	$1,041,911	$1,010,680

Salaries, wages and benefits	596,329	596,106	592,234	574,245	601,251	596,161	606,468
Supplies	180,411	179,862	108,648	77,154	78,632	81,567	78,586
Rent	83,738	87,259	87,152	85,568	85,180	87,424	86,444
Other operating expenses	180,193	175,038	191,208	197,058	227,303	217,387	211,584
Other income	–	–	(3,201)	(4,500)	(4,717)	(5,167)	(4,313)
Depreciation and amortization	27,877	30,054	30,578	31,912	31,055	30,930	29,432
Interest expense	3,595	2,692	5,014	5,743	4,921	2,907	3,710
Investment income	(3,829)	(3,610)	(3,770)	(4,900)	(3,248)	(2,337)	(672)

	1,068,314	1,067,401	1,007,863	962,280	1,020,377	1,008,872	1,011,239

Income (loss) from continuing operations before income taxes	29,773	18,338	(8,445)	34,367	28,146	33,039	(559)
Provision (benefit) for income taxes	12,607	7,721	(692)	14,749	11,639	13,232	(1,345)

Income (loss) from continuing operations	17,166	10,617	(7,753)	19,618	16,507	19,807	786
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,067)	(2,848)	(1,309)	(3,273)	(1,817)	(858)	12
Gain (loss) on divestiture of operations	(7,266)	(69,702)	–	(53)	–	2,712	(22,058)

Net income (loss)	$7,833	$(61,933)	$(9,062)	$16,292	$14,690	$21,661	$(21,260)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.44	$0.26	$(0.20)	$0.53	$0.44	$0.52	$0.02
Discontinued operations:
Income (loss) from operations	(0.05)	(0.07)	(0.03)	(0.09)	(0.05)	(0.02)	–
Gain (loss) on divestiture of operations	(0.19)	(1.76)	–	–	–	0.07	(0.58)

Net income (loss)	$0.20	$(1.57)	$(0.23)	$0.44	$0.39	$0.57	$(0.56)

Diluted:
Income (loss) from continuing operations	$0.43	$0.26	$(0.20)	$0.51	$0.43	$0.51	$0.02
Discontinued operations:
Income (loss) from operations	(0.05)	(0.07)	(0.03)	(0.08)	(0.05)	(0.02)	–
Gain (loss) on divestiture of operations	(0.18)	(1.71)	–	–	–	0.07	(0.56)

Net income (loss)	$0.20	$(1.52)	$(0.23)	$0.43	$0.38	$0.56	$(0.54)

Shares used in computing earnings (loss) per common share:
Basic	39,212	39,591	39,013	37,365	37,444	37,714	38,034
Diluted	39,997	40,645	39,013	38,366	38,618	38,943	39,369

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$447,457	$425,617	$416,267	$438,078	$476,167	$461,064	$434,774
Health services division	485,635	496,399	508,191	524,561	534,793	542,207	535,737
Rehabilitation division	83,756	85,288	88,284	95,069	104,499	106,318	106,796
Pharmacy division	174,704	173,407	58,000	–	–	–	–

	1,191,552	1,180,711	1,070,742	1,057,708	1,115,459	1,109,589	1,077,307
Eliminations:
Rehabilitation	(58,017)	(58,450)	(59,011)	(61,061)	(66,936)	(67,678)	(66,627)
Pharmacy	(35,448)	(36,522)	(12,313)	–	–	–	–

	(93,465)	(94,972)	(71,324)	(61,061)	(66,936)	(67,678)	(66,627)

	$1,098,087	$1,085,739	$999,418	$996,647	$1,048,523	$1,041,911	$1,010,680

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$99,534	$85,939	$83,433	$96,162	$96,802	$85,886	$64,818	(a,b)
Health services division	61,669	71,953	75,166	87,961	74,200	90,446	78,801	(b)
Rehabilitation division	10,044	9,097	8,309	7,076	11,486	10,178	7,448	(b)
Pharmacy division	9,243	7,883	431	–	–	–	–
Corporate:
Overhead	(37,794)	(38,506)	(54,954)	(36,463)	(34,931)	(33,200)	(30,937	)(b)
Insurance subsidiary	(1,542)	(1,633)	(1,856)	(2,046)	(1,503)	(1,347)	(1,775)

	(39,336)	(40,139)	(56,810)	(38,509)	(36,434)	(34,547)	(32,712)

Operating income	141,154	134,733	110,529	152,690	146,054	151,963	118,355
Rent	(83,738)	(87,259)	(87,152)	(85,568)	(85,180)	(87,424)	(86,444)
Depreciation and amortization	(27,877)	(30,054)	(30,578)	(31,912)	(31,055)	(30,930)	(29,432)
Interest, net	234	918	(1,244)	(843)	(1,673)	(570)	(3,038	)(c)

Income (loss) from continuing operations before income taxes	29,773	18,338	(8,445)	34,367	28,146	33,039	(559)
Provision (benefit) for income taxes	12,607	7,721	(692)	14,749	11,639	13,232	(1,345	)(d)

	$17,166	$10,617	$(7,753)	$19,618	$16,507	$19,807	$786

(a)	Includes $5.8 million of direct costs and operating declines in the third quarter of 2008 compared to the same period last year in the Company’s Louisiana and southern Texas hospital operations resulting from the Gulf hurricanes.
(b)	Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $0.7 million for the hospital division, $0.5 million for the health services division and $0.2 million for the rehabilitation division in the third quarter of 2008. Segment operating results for prior periods were not restated to reflect this reclassification.
(c)	Includes a $0.9 million other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio.
(d)	Includes a $1.8 million favorable income tax adjustment related to the resolution of certain income tax contingencies for prior years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$33,714	$35,115	$35,068	$35,978	$35,907	$37,750	$36,461
Health services division	47,239	48,985	50,078	48,245	47,883	48,175	48,551
Rehabilitation division	1,069	1,133	1,180	1,259	1,358	1,393	1,405
Pharmacy division	1,642	1,943	740	–	–	–	–
Corporate	74	83	86	86	32	106	27

	$83,738	$87,259	$87,152	$85,568	$85,180	$87,424	$86,444

Depreciation and amortization:
Hospital division	$8,758	$9,693	$10,818	$11,689	$11,303	$11,455	$11,719
Health services division	10,981	11,825	13,284	14,572	14,389	13,677	11,794
Rehabilitation division	236	273	284	383	387	485	547
Pharmacy division	2,816	2,760	934	–	–	–	–
Corporate	5,086	5,503	5,258	5,268	4,976	5,313	5,372

	$27,877	$30,054	$30,578	$31,912	$31,055	$30,930	$29,432

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$20,765	$25,909	$23,505	$24,905	$13,556	$20,022	$19,736
Health services division	6,696	10,460	13,908	15,876	7,135	10,744	19,746
Rehabilitation division	118	253	385	1,281	282	280	271
Pharmacy division	1,712	1,613	790	–	–	–	–
Corporate:
Information systems	4,457	5,765	4,668	9,541	3,832	8,616	7,051
Other	274	734	11,000	1,873	135	258	489

	$34,022	$44,734	$54,256	$53,476	$24,940	$39,920	$47,293

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	78	78	80	81	81	81	82
Number of licensed beds	6,110	6,169	6,286	6,358	6,358	6,358	6,428
Revenue mix %:
Medicare	60	58	56	57	57	56	54
Medicaid	10	10	11	11	9	9	11
Medicare Advantage	n/a	5	6	7	8	9	9
Commercial insurance and other	30	27	27	25	26	26	26
Admissions:
Medicare	7,435	6,903	6,628	7,174	7,920	7,268	6,786
Medicaid	1,053	1,007	1,094	1,050	1,034	1,008	1,148
Medicare Advantage	n/a	387	598	696	901	849	869
Commercial insurance and other	2,189	1,781	1,648	1,687	1,814	1,799	1,748

	10,677	10,078	9,968	10,607	11,669	10,924	10,551

Admissions mix %:
Medicare	70	68	66	68	68	67	64
Medicaid	10	10	11	10	9	9	11
Medicare Advantage	n/a	4	6	6	8	8	8
Commercial insurance and other	20	18	17	16	15	16	17
Patient days:
Medicare	205,757	198,117	189,968	199,655	216,737	210,064	188,832
Medicaid	50,852	49,837	49,955	52,548	50,335	50,676	54,108
Medicare Advantage	n/a	13,901	18,530	22,602	28,453	29,219	28,529
Commercial insurance and other	79,465	68,428	63,580	64,855	66,270	67,847	64,449

	336,074	330,283	322,033	339,660	361,795	357,806	335,918

Average length of stay:
Medicare	27.7	28.7	28.7	27.8	27.4	28.9	27.8
Medicaid	48.3	49.5	45.7	50.0	48.7	50.3	47.1
Medicare Advantage	n/a	35.9	31.0	32.5	31.6	34.4	32.8
Commercial insurance and other	36.3	38.4	38.6	38.4	36.5	37.7	36.9
Weighted average	31.5	32.8	32.3	32.0	31.0	32.8	31.8
Revenues per admission:
Medicare	$36,031	$35,731	$35,176	$34,985	$34,128	$35,717	$34,721
Medicaid	42,028	43,216	40,145	44,498	41,853	42,271	40,798
Medicare Advantage	n/a	49,250	41,079	41,556	42,167	46,448	45,679
Commercial insurance and other	61,813	65,351	69,562	66,065	68,691	66,385	64,431
Weighted average	41,908	42,232	41,760	41,301	40,806	42,206	41,207
Revenues per patient day:
Medicare	$1,302	$1,245	$1,227	$1,257	$1,247	$1,236	$1,248
Medicaid	870	873	879	889	860	841	866
Medicare Advantage	n/a	1,371	1,326	1,280	1,335	1,350	1,391
Commercial insurance and other	1,703	1,701	1,803	1,718	1,880	1,760	1,748
Weighted average	1,331	1,289	1,293	1,290	1,316	1,289	1,294
Medicare case mix index (discharged patients only)	1.11	1.11	1.09	1.11	1.12	1.16	1.14
Average daily census	3,734	3,629	3,500	3,692	3,976	3,932	3,651
Occupancy %	68.2	65.4	61.4	63.8	67.9	67.1	62.2

n/a – not available

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2007 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	223	223	224	224	224	224	224
Managed	4	4	4	4	4	4	4

	227	227	228	228	228	228	228

Number of licensed beds:
Owned or leased	28,481	28,477	28,719	28,621	28,371	28,251	28,210
Managed	485	485	485	485	485	485	485

	28,966	28,962	29,204	29,106	28,856	28,736	28,695

Revenue mix %:
Medicare	35	35	34	34	35	35	33
Medicaid	44	44	44	44	42	43	44
Medicare Advantage	n/a	n/a	n/a	n/a	5	5	5
Private and other	21	21	22	22	18	17	18

Patient days (excludes managed facilities):
Medicare	389,354	390,142	382,527	390,907	409,902	402,269	370,782
Medicaid	1,405,392	1,417,578	1,441,273	1,429,155	1,394,925	1,387,374	1,430,461
Medicare Advantage	n/a	n/a	n/a	n/a	79,221	82,886	84,977
Private and other	432,145	448,605	478,831	489,190	415,290	407,141	417,695

	2,226,891	2,256,325	2,302,631	2,309,252	2,299,338	2,279,670	2,303,915

Patient day mix %:
Medicare	18	17	17	17	18	18	16
Medicaid	63	63	62	62	61	61	62
Medicare Advantage	n/a	n/a	n/a	n/a	3	3	4
Private and other	19	20	21	21	18	18	18

Revenues per patient day:
Medicare Part A	$406	$408	$408	$422	$429	$431	$434
Total Medicare (including Part B)	442	444	445	458	461	466	475
Medicaid	152	153	156	160	160	168	163
Medicare Advantage	n/a	n/a	n/a	n/a	348	351	347
Private and other	231	237	237	238	229	228	231
Weighted average	218	220	221	227	232	238	232

Average daily census	24,743	24,795	25,029	25,101	25,267	25,051	25,043
Occupancy %	88.2	87.4	87.8	87.8	89.2	89.0	89.1

Rehabilitation data:
Revenue mix %:
Company-operated	74	69	68	65	65	64	62
Non-affiliated	26	31	32	35	35	36	38

Therapist productivity %	79.6	80.2	79.0	78.9	81.9	81.3	80.1

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

The Company’s exposure to market risk relates to changes in the prime rate, federal funds rate and LIBOR, which affect the interest paid on certain borrowings.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/08
	2008	2009	2010	2011	2012	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$19	$81	$86	$91	$96	$460	$833	$788	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$–	$–	$328,300	$–	$328,300	$328,300

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

10.1	Third Amendment to Master Lease Agreement dated as of September 26, 2008 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant.

10.2	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan.

10.3	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan.

10.4	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009.

10.5	Amendment No. 6 to Supplemental Executive Retirement Plan.

10.6	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 7, 2008	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 7, 2008	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer