Form 10-K
period 2008-12-31
KINDRED HEALTHCARE, INC
filed 2009-02-25
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2008, was approximately $1,090,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of January 31, 2009, there were 38,906,784 shares of the Registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At December 31, 2008, our hospital division operated 82 long-term acute care (“LTAC”) hospitals (6,482 licensed beds) in 24 states. Our health services division operated 228 nursing centers (28,525 licensed beds) in 27 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

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

The Commonwealth Transaction included five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 licensed hospital beds. Three of these hospitals also operate co-located sub-acute units and skilled nursing units with a total of 168 licensed beds. In addition, we acquired the operations of nine nursing centers containing 1,316 licensed beds and four assisted living facilities with a total of 215 licensed beds. Two of these assisted living facilities share campuses with a Commonwealth nursing center. In the transaction, we also acquired the right to develop 95 additional licensed hospital beds in Massachusetts. In September 2008, we closed one of the freestanding LTAC hospitals acquired in the Commonwealth Transaction and relinquished the related licensed beds to the Commonwealth of Massachusetts. See “– Discontinued Operations.”

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

Discontinued Operations

In recent years, we have completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve our future operating results.

In September 2008, we purchased for resale a LTAC hospital in Massachusetts for $22.3 million that was previously leased. We recorded a pretax loss of $36.9 million ($22.7 million net of income taxes) in 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($17.3 million) and other costs ($4.4 million).

In September 2008, we also announced our intention to dispose of a LTAC hospital in California and its related operations. We recorded a pretax loss of $7.4 million ($4.6 million net of income taxes) during 2008 related to the impairment of the hospital’s building and equipment.

These two hospitals generated pretax losses of approximately $8 million in each of 2008 and 2007, and $5 million in 2006. At December 31, 2008, we held for sale these two hospitals. We expect to dispose of them in 2009 and generate approximately $8 million in proceeds from the sales.

We also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

In June 2007, we purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas for $171.5 million (the “Facility Acquisitions”). In addition, we paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax income of approximately $3 million for 2008 and pretax losses of approximately $4 million and $10 million for 2007 and 2006, respectively. During 2007 and 2008, we sold the Ventas Facilities for approximately $95 million. We recorded a pretax gain of $10.5 million ($6.5 million net of income taxes) during 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to the sale of the Ventas Facilities.

In January 2007, we acquired from HCP, Inc., formerly known as Health Care Property Investors, Inc. (“HCP”), the real estate related to 11 unprofitable leased nursing centers operated by us for resale in exchange for the real estate related to three hospitals previously owned by us (the “HCP Transaction”). As part of the HCP Transaction, we continue to operate these hospitals under a long-term lease arrangement with HCP. In addition, we paid HCP a one-time cash payment of approximately $36 million. We also amended our existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022.

During 2007, we sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. These 11 nursing centers, which contained 1,754 licensed beds, generated pretax losses of approximately $4 million for 2007 and $1 million for 2006. In addition, we terminated a nursing center lease with another landlord during 2007. We recorded a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

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

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 82 hospitals with 6,482 licensed beds located in 24 states as of December 31, 2008. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2008 revenues of approximately $1.8 billion (before eliminations). As a result of our commitment to the LTAC hospital business, we have developed a comprehensive program of care for medically complex patients that allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery and laboratory.

In our hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to our hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebral vascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2008, the average length of stay for patients in our hospitals was approximately 32 days. Approximately 62% of our hospital patients are over 65 years old.

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

Our LTAC hospitals employ a comprehensive program of care for their patients that draws upon the talents of interdisciplinary teams, including physician specialists. The teams evaluate patients upon admission to determine treatment programs. Our hospital division has developed specialized treatment programs focused on the needs of medically complex patients. In addition to traditional medical services, most of our patients receive individualized treatment plans in rehabilitation, skin integrity management and clinical pharmacology. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

Hospital Division Strategy

Our goal is to be the leading operator of LTAC hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We continue to take steps to improve our quality indicators and maintain the quality of care at our hospitals, including:

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

•	promoting best practices through our hospitals and standardizing products and services to promote better care,

•	expanding our service excellence programs to further embed a culture of caring in each of our hospitals,

•	maintaining a clinical outcomes program, which includes a concurrent review of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys,

•

maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals (the “Joint Commission”),

•

engaging quality councils at the divisional, regional, district and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division,

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

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•

Freestanding Hospitals – At December 31, 2008, we operated 66 freestanding hospitals (5,790 licensed beds). During 2008, we opened one new freestanding hospital which added a total of 70 licensed hospital beds. During 2007, we opened four new freestanding hospitals and one replacement hospital which added a total of 261 licensed hospital beds and 39 licensed sub-acute beds. The maturation of these hospitals is a key component of our growth strategy. We currently have two new freestanding hospitals under development which will add 110 licensed hospital beds. We also have one replacement hospital under development that will increase the previous bed capacity by 19 licensed beds. Pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), a three-year moratorium has been imposed on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development. All of the freestanding hospitals that we have under development are exempt from the three-year moratorium established by the SCHIP Extension Act.

•

Growing Through Selective Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets. In 2006, we completed the Commonwealth Transaction, which initially added six hospitals in Massachusetts with a total of 646 licensed beds.

•

Sub-Acute Development – We are well positioned to develop sub-acute units in several of our hospitals to broaden our scope of services, promote higher quality care and take advantage of unused capacity. We currently operate six sub-acute units with 371 licensed beds and we have one hospital-based sub-acute unit with 38 licensed beds currently under development.

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

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals with the host hospital (“HIH”). Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These HIHs also receive patients from general short-term acute care hospitals other than the host hospital. At December 31, 2008, we operated 16 HIHs with 692 licensed beds. We have two HIHs under development which will add 79 licensed beds, which are exempt from the three-year moratorium established by the SCHIP Extension Act.

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

Increasing Patient Volume, Particularly Commercial Patients.    We continue to expand our sales and marketing function to grow same-store admissions and to take advantage of available capacity. We generally receive higher reimbursement rates from commercial insurers as a group than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process. We have enhanced our incentive plans and developed additional training programs to improve our sales and marketing function.

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

Regulatory Developments

The Long-Term Acute Care Prospective Payment System (“LTAC PPS”) maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of fee for service Medicare patients must be at least 25 days.

Pursuant to the SCHIP Extension Act, the Centers for Medicare and Medicaid Services (“CMS”) is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs.” LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the system used to pay short-term acute care hospitals. This new MS-LTC-DRG system replaces the previous diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS stated that MS-LTC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights. For more information regarding reimbursement for our hospitals, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon our limited experience under these final regulations, it appears that the re-weighting increased payments for the care of higher acuity patients.

SCHIP Extension Act.

The SCHIP Extension Act, which became law on December 29, 2007, contains several provisions impacting LTAC hospitals. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

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

Recent Rate Adjustments.

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

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (which was eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,707, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals (as discussed in more detail below), with a three-year phase-in, which CMS projected would not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

Rules Impacting Reimbursement to HIHs.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At December 31, 2008, we operated 16 HIHs with 692 licensed beds.

In the 2007 Final Rule, the so-called “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid the LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act has placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. See “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2008	2007	2006
Revenues	$1,837,322	$1,727,419	$1,665,885
Operating income	$345,367	$365,068	$383,802
Hospitals in operation at end of period	82	81	77
Licensed beds at end of period	6,482	6,358	5,990
Admissions	43,936	41,330	39,420
Patient days	1,395,049	1,328,050	1,252,342
Revenues per admission	$41,818	$41,796	$42,260
Revenues per patient day	$1,317	$1,301	$1,330
Average daily census	3,812	3,638	3,431
Average length of stay	31.8	32.1	31.8
Occupancy %	64.8	64.6	64.3
Assets at end of period	$847,394	$846,429	$762,943

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. A reconciliation of “operating income” to our consolidated results of operations is included in note 7 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period.

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

Year ended December 31,	Medicare			Medicaid			Medicare Advantage (a)			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2008	66%	58%	55%	10%	15%	10%	8%	8%	9%	16%	19%	26%
2007	68	60	58	10	15	10	4	4	4	18	21	28
2006	71	64	61	10	14	10				19	22	29

(a)	Data not available prior to April 1, 2007.

For the year ended December 31, 2008, revenues of the hospital division totaled approximately $1.8 billion or 41% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2008:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	217	–	2	2	4
California	785	4	5	1	10
Colorado	68	–	1	–	1
Florida (1)	685	1	6	2	9
Georgia (1)	72	–	–	1	1
Illinois (1)	545	–	4	1	5
Indiana	119	1	1	–	2
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	676	–	2	5	7
Missouri (1)	265	–	2	1	3
Nevada	238	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	250	–	–	3	3
Oklahoma	93	–	1	1	2
Pennsylvania	393	2	2	3	7
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	822	2	6	3	11
Virginia (1)	60	–	–	1	1
Washington (1)	80	1	–	–	1
Wisconsin	62	–	–	1	1

Totals	6,482	12	38	32	82

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcomes program which includes a review of its patient population measured against utilization and quality standards, as well as clinical outcomes data collection and patient and family satisfaction surveys. In addition, our hospitals have integrated quality assessment and improvement programs administered by a director of quality management, which encompass quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

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

A hospital chief executive officer or administrator supervises and is responsible for the day-to-day operations at each of our hospitals. Each hospital or network of hospitals also employs a chief financial officer who monitors the financial matters of the hospital or network. Within selected markets having a significant concentration of hospitals, administrative functions such as billing and collections may be shared to improve efficiency. In addition, each hospital or network of hospitals employs a chief clinical officer to oversee the clinical operations and a director of quality management to oversee our quality assurance programs. We provide centralized services in the areas of information systems design and development, training, reimbursement expertise, legal advice, tax, technical accounting support, purchasing and facilities management to each of our hospitals. We believe that this centralization improves efficiency, promotes the standardization of certain processes and allows hospital staff to focus more attention on patient care.

A division president and a chief financial officer manage the hospital division. The operations of the hospitals are divided into an east region, a central region and a west region, each headed by a senior officer of the division who reports to the division president. The clinical issues and quality concerns of the hospital division are managed by the division’s chief medical officer and senior vice president of clinical operations.

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

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the LTAC hospital business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the LTAC market with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance to a hospital’s competitive position of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations that finance healthcare varies from market to market, depending on the number and market strength of such organizations.

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective care through the operation of a national network of 228 nursing centers (28,525 licensed beds) located in 27 states. We are the largest publicly held operator of nursing centers in the United States based upon our fiscal 2008 revenues of approximately $2.2 billion (before eliminations). Through our nursing centers, we provide patients and residents with long-term care services, a full range of pharmacy, medical and clinical services and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing centers are increasingly more acutely ill and require a more extensive and costly level of care. This is particularly true with our Medicare population, where the average length of stay of these patients in 2008 was 36 days. To appropriately care for a more frail and unstable population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners and improving clinical case management through the employment of clinical case managers.

We have developed transitional care units at several of our facilities. These discrete units typically consist of 12 to 36 beds offering skilled nursing services and physical, occupational and speech therapy to patients recovering from conditions such as joint replacement surgery and cardiac and respiratory ailments.

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

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our facilities, at the local market level through our nursing center executive directors, clinical liaisons, admissions coordinators and/or other facility-based sales and marketing personnel. The marketing efforts of our nursing center personnel are supplemented by strategies provided by our divisional, regional and district marketing staffs. We also continue to refocus our marketing efforts to address the difference between the needs of short-term rehabilitation patients and those seeking long-term care. To better promote our services we are:

•	concentrating our sales and marketing resources toward our transitional care, sub-acute and Alzheimer’s units,

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources and promoting our value proposition,

•	expanding the number of clinical liaisons and admission coordinators, particularly at the facility level, and implementing community outreach programs,

•	focusing on improving the recruiting, training and retention of sales and marketing personnel and improving accountability,

•	retooling our admission and discharge procedures to address a higher volume of short-term admissions, and

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

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we strive to:

•	increase our average occupancy levels, which leverages our revenues over the fixed costs associated with operating our nursing centers,

•	centralize administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhance our quality assurance, risk management and liability claims defense initiatives to address professional liability and workers compensation costs,

•	enhance monitoring of our ancillary expenses such as rehabilitation and pharmacy costs as these expenses grow in an environment of higher admissions and higher acuity patients,

•	continue to upgrade our management information systems to aid in financial and clinical reporting, and improve billing and collections, and

•	manage our labor costs by improving nurse and other staff retention, maintaining competitive labor rates, and reducing reliance on overtime compensation and temporary nursing agency services.

Repositioning Nursing Center Assets.    The health services division continually seeks ways to improve its existing portfolio. To reposition our nursing center portfolio, we have:

•

de-licensed a total of 588 beds during 2008, allowing us to reduce multiple bed rooms and enhance the quality of life for our residents and improve the marketability of the impacted facilities to Medicare, managed care and private pay patients and residents, and have plans to de-license an additional 258 beds,

•	divested 34 underperforming nursing centers with 4,600 licensed beds in the last three years, including the underperforming nursing centers acquired as part of the Facility Acquisitions,

•

entered into new leases for eight nursing centers, containing 910 licensed beds, in the San Francisco market, and acquired one nursing center/assisted living facility containing 160 licensed skilled nursing beds and 82 licensed assisted living beds in 2007,

•	acquired 11 nursing centers concentrated in Massachusetts as part of the Commonwealth Transaction in 2006,

•	expanded our sub-acute and transitional care units, and

•	made significant capital investments to improve our existing facilities.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2008	2007	2006
Revenues	$2,155,417	$2,014,786	$1,819,320
Operating income	$326,932	$296,749	$241,852
Nursing centers in operation at end of period:
Owned or leased	224	224	215
Managed	4	4	5
Licensed beds at end of period:
Owned or leased	28,040	28,621	27,568
Managed	485	485	605
Patient days (a)	9,171,104	9,095,099	8,761,111
Revenues per patient day (a)	$235	$222	$208
Average daily census (a)	25,058	24,918	24,003
Occupancy % (a)	89.0	87.8	88.3
Assets at end of period	$574,710	$550,525	$427,376

(a)	Excludes managed facilities.

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

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage (a)		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2008	17%	34%	61%	43%	4%	5%	18%	18%
2007	17	34	63	44			20	22
2006	17	34	64	46			19	20

(a)	Data not available prior to January 1, 2008.

For the year ended December 31, 2008, revenues of the health services division totaled approximately $2.2 billion or 49% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2008:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	474	–	2	1	–	3
Arizona	691	–	4	1	–	5
California	2,798	4	9	11	–	24
Colorado	464	–	4	–	–	4
Connecticut (1)	736	–	6	–	–	6
Georgia (1)	537	–	4	–	–	4
Idaho	695	1	7	–	–	8
Indiana	3,641	10	13	1	–	24
Kentucky (1)	1,575	2	10	1	–	13
Maine (1)	754	–	8	–	–	8
Massachusetts (1)	4,862	–	26	12	3	41
Missouri (1)	240	–	–	2	–	2
Montana (1)	276	–	2	–	–	2
Nevada	174	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,151	–	16	3	–	19
Ohio (1)	1,853	2	9	2	–	13
Oregon (1)	205	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Utah	620	–	5	–	–	5
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	659	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	378	–	4	–	–	4

Totals	28,525	19	165	40	4	228

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center, the levels of care provided by the nursing center and the acuity level of the patients. The nursing centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our facilities with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance, accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits facility staff to focus on the delivery of quality care.

Our health services division is managed by a division president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the division president. The clinical issues and quality concerns of the health services division are overseen by the division’s chief medical officer and senior vice president of clinical operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our vice president of sales and marketing with assistance from our regional and district teams. Divisional, regional and/or district staff also support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance, and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by our clinical operations personnel as well as our performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Additionally, physicians serve on these committees as medical directors and advise on healthcare policies and practices. Regional and district nursing professionals visit our nursing centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and provide an opportunity for families to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by performance improvement committees at each facility to promote and improve resident care.

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

Health Services Division Competition

Our nursing centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing centers also compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are based generally on fixed rates), there is substantial price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services primarily in long-term care settings, but our customers also include hospitals, school districts, outpatient clinics, home health agencies, assisted living facilities and hospice providers, including the hospitals and nursing centers that we operate. We provide rehabilitative services to 514 nursing centers, 87 hospitals and 54 other locations in 40 states under the name “Peoplefirst Rehabilitation.” Approximately 63% of the rehabilitation division’s revenues in 2008 were generated from contracts with our hospitals and nursing centers.

Our rehabilitation division employs approximately 8,100 therapists and had revenues of approximately $427 million (before eliminations) in 2008. We are organized into six geographic regions.

Our rehabilitation division provides contract therapy services, including physical, occupational and speech therapies, to residents and patients of nursing centers, hospitals, outpatient clinics, assisted living facilities and school districts. In addition to the standard physical, occupational and speech therapies, we provide specialized rehabilitation programs designed to meet the specific needs of the residents and patients we serve. Our specialized care programs are designed to address complex medical needs, including wound care, pain management, cognitive deficit, neurologic, orthopedic and pulmonary rehabilitation therapies. Other programs we offer include fall prevention and continence improvement.

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

•	We have developed technology enhancements, such as handheld devices, which enable our therapists to be more efficient and to improve our compliance with regulatory documentation.

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

Increasing Operating Efficiency.    We seek to improve our operating efficiency by increasing the productivity of our therapists and other rehabilitation staff. We have developed standard division-wide labor productivity tools to monitor and better manage therapist productivity as well as our staffing models. We also have developed technology enhancements, such as handheld devices, which enable our therapists to be more efficient and to improve our compliance with regulatory documentation.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the expansion of rehabilitation programs for the customers we currently serve and the development of additional external business in markets where we have a significant presence or where we believe appropriate demand exists for our services. We also believe opportunities exist for new program development in the sub-acute and wound care areas. We plan to increase our market share by demonstrating our value proposition that the quality clinical care and strong customer service provided by Peoplefirst Rehabilitation will enhance the quality and clinical objectives of our customers. We also are developing initiatives to expand our presence in acute care settings. We will continue to promote greater brand recognition of our Peoplefirst services by expanding our sales and marketing strategies and through the use of our Peoplefirst website.

Growing Through Selective Acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets. In 2007, for example, we acquired a rehabilitation services business operating in the states of Maryland and Virginia which had 22 customer contracts and generated approximately $7 million in annual revenues at the time of the acquisition.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues:
Company-operated	$268,663	$239,740	$225,936
Non-affiliated	158,657	112,657	74,170

	$427,320	$352,397	$300,106

Operating income	$38,071	$34,526	$30,362
Number of customer contracts:
Company-operated	310	326	330
Non-affiliated	345	318	229
Therapist productivity %	81.4	79.4	78.1
Assets at end of period	$45,733	$30,751	$10,621

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for its services provided to residents and patients of the nursing centers, hospitals and assisted living facilities that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2008, revenues of the rehabilitation division totaled approximately $427 million or 10% of our total revenues (before eliminations). As a provider of services to other healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and price for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Reimbursement,” “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2008:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	3	1	–	3	1
Arizona	4	–	5	3	2	9	5
California	11	–	24	2	–	35	2
Colorado	1	–	4	8	2	5	10
Connecticut	–	–	6	10	–	6	10
Delaware	–	–	–	1	–	–	1
Florida	9	–	–	47	4	9	51
Georgia	1	–	4	1	–	5	1
Iowa	–	–	–	1	–	–	1
Idaho	–	–	8	1	9	8	10
Illinois	5	–	–	21	4	5	25
Indiana	2	–	24	3	11	26	14
Kentucky	2	–	13	17	4	15	21
Louisiana	1	–	–	–	–	1	–
Maine	–	–	8	4	–	8	4
Maryland	–	–	–	13	–	–	13
Massachusetts	7	–	42	12	–	49	12
Michigan	–	1	–	–	–	–	1
Missouri	3	–	2	1	–	5	1
Montana	–	–	2	1	2	2	3
Nebraska	–	–	–	1	–	–	1
Nevada	3	–	2	3	1	5	4
New Hampshire	–	–	3	–	–	3	–
New Jersey	2	–	–	–	–	2	–
New Mexico	1	1	–	–	–	1	1
North Carolina	1	–	19	43	2	20	45
Ohio	3	1	13	19	7	16	27
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	1	–	2	1
Pennsylvania	7	1	1	13	–	8	14
Rhode Island	–	–	2	3	–	2	3
South Carolina	1	–	–	–	–	1	–
Tennessee	1	–	8	7	–	9	7
Texas	11	2	–	13	4	11	19
Utah	–	–	5	–	–	5	–
Vermont	–	–	2	3	–	2	3
Virginia	1	–	4	13	–	5	13
Washington	1	–	7	10	2	8	12
Wisconsin	1	–	12	9	–	13	9
Wyoming	–	–	4	–	–	4	–

Totals	81	6	229	285	54	310	345

Sales and Marketing

The rehabilitation division’s marketing and sales strategy focuses on the outsourcing needs of long-term care facilities and hospitals by emphasizing the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we can provide. The rehabilitation division’s new business efforts are led by the vice president of business development and six directors of business development in geographically defined regions.

Rehabilitation Division Management and Operations

We have five nursing center and three hospital regions determined predominantly by geography. Each of our rehabilitation programs has an on-site management team that reports to an area rehabilitation director. The area director is responsible for the overall management of eight to 12 on-site managers. The area directors report to their respective regional director or vice president of rehabilitation operations.

We provide our program staff with centralized information systems, federal and state reimbursement expertise, licensing support, as well as legal, finance, accounting and purchasing support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

A division president and a chief financial officer manage our rehabilitation division. A vice president of rehabilitation clinical services manages the clinical education and quality issues for the division.

Rehabilitation Division Competition

In each geographic market that we serve, there are national, regional and local rehabilitation service providers that provide rehabilitation services comparable to those offered by us. Some of our competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. In addition, a number of long-term care facilities and hospitals may not elect to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes on its reputation for providing quality service, pricing and clinical expertise.

MASTER LEASE AGREEMENTS

At December 31, 2008, we leased from Ventas and its affiliates 38 LTAC hospitals and 165 nursing centers under four master lease agreements (as amended, the “Master Lease Agreements”). Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged.

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

We completed the Facility Acquisitions for $171.5 million in June 2007. In addition, we paid Ventas a lease termination fee of $3.5 million. The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax income of approximately $3 million for 2008 and pretax losses of approximately $4 million and $10 million for 2007 and 2006, respectively.

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

•

We are permitted to de-license 912 beds in 70 nursing centers, which will allow us to reduce multiple bed rooms and enhance the quality of life for our residents and improve the marketability of these facilities to Medicare, managed care and private pay patients and residents. During 2008, we de-licensed a total of 574 beds.

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

At our option, the 2010 Leases and 2013 Leases may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed. The renewal notices for the 2010 Leases may be delivered to Ventas between November 1, 2008 and April 29, 2009. The renewal notices for the 2013 Leases may be delivered to Ventas between November 1, 2011 and April 29, 2012. We are currently evaluating whether to renew the 2010 Leases. At the current rental terms, it may be financially and strategically beneficial for us not to renew one or more of the renewal bundles that comprise the 2010 Leases.

If we exercise our first renewal option, we may further extend the term of the 2010 Leases, the 2013 Leases and the Renewal Facilities for two additional five-year renewal terms beyond the first renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. The fair market value rental rate is determined through an appraisal procedure set forth in the Master Lease Agreements. The rental rate during the first renewal term and any additional renewal term in which rent due is based upon the then existing rental rate will escalate each year during such term(s) at the applicable escalation rate.

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

Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $242 million. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $239 million for the year ended December 31, 2008, $238 million for the year ended December 31, 2007 and $214 million for the year ended December 31, 2006.

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

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. In connection with the exercise of the rent reset by Ventas, the rent escalations were modified. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2008, the contingent annual rent escalator for Master Lease Agreement No. 2 was 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

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

GOVERNMENTAL REGULATION

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent or disabled patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “– Hospital Division – Sources of Hospital Revenues,” “– Health Services Division – Sources of Nursing Center Revenues” and “– Rehabilitation Division – Sources of Rehabilitation Division Revenues.”

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs. In addition, there are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement system on a national and state level and we cannot assure you that healthcare reform, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Reimbursement and Regulation of Our Businesses – Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations, including enhanced medical necessity review of LTAC hospital cases pursuant to the SCHIP Extension Act and audits under the CMS Recovery Audit Contractor (“RAC”) program which was made permanent and required to be expanded pursuant to the Tax Relief and Health Care Act of 2006. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. Such sanctions could have a material adverse effect on our business, financial position, results of operations and liquidity. We vigorously contest such sanctions where appropriate; however, these cases can involve significant legal expense and consume our resources.

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

Various states in which we operate hospitals and nursing centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

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

HIPAA’s security regulations require us to ensure the confidentiality, integrity, and availability of all electronically protected health information that we create, receive, maintain or transmit. We must protect against reasonably anticipated threats or hazards to the security of such information and the unauthorized use or disclosure of such information. The HIPAA unique health identifier standards require us to obtain and use national provider identifiers.

We believe we are in substantial compliance with the HIPAA regulations. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and/or civil sanctions. We cannot assure you that our compliance with the HIPAA regulations will not have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We are required to obtain state licenses to operate each of our hospitals and nursing centers and to ensure their participation in government programs. Once a hospital or nursing center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals and nursing centers have the necessary licenses. Failure of our hospitals and nursing centers to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2008, 81 hospitals operated by the hospital division were certified as Medicare LTAC providers and one hospital has a pending certification as a Medicare short-term acute care provider. In addition, 68 hospitals also were certified by their respective state Medicaid programs. Loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Accreditation by the Joint Commission.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2008, all of the hospitals operated by the hospital division were accredited by the Joint Commission or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may operate in the future.

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

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system. Under the short-term acute care prospective payment system, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using medical severity diagnostic related groups (“MS-DRGs”). The MS-DRG payment under the short-term prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each MS-DRG, we believe that the average stay for all Medicare patients subject to the short-term prospective payment system is approximately six days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from the short-term prospective payment system.

Medicare Reimbursement of Long-term Acute Care Hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon LTAC PPS, a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of fee for service Medicare patients must be at least 25 days. Under the previous system, compliance with the 25-day average length of stay threshold was based upon all patient discharges. Pursuant to the SCHIP Extension Act, CMS is currently evaluating various certification criteria for designating a hospital as a LTAC hospital. If such certification criteria were developed and enacted into legislation, our hospitals may not be able to maintain their status as LTAC hospitals or may need to adjust their operations.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for LTAC hospitals for classifying patients into diagnostic categories called “MS-LTC-DRGs.” LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the system used to pay short-term acute care hospitals. This new MS-LTC-DRG system replaces the previous diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system creates additional severity-adjusted categories for most diagnoses, resulting in an expansion of the aggregate number of diagnostic groups from 538 to 745. CMS stated that MS-LTC-DRG weights were developed in a budget neutral manner and as such, the estimated aggregate payments under LTAC PPS would be unaffected by the annual recalibration of MS-LTC-DRG payment weights.

While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (a) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs, (3) the full MS-LTC-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under IPPS computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (b) MS-LTC-DRG fixed payment which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above the MS-LTC-DRG reimbursement plus a fixed cost outlier threshold per discharge.

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon our limited experience under these final regulations, it appears that the re-weighting increased payments for the care of higher acuity patients.

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

Medicare regulations require that when two or more hospital facilities share the same provider number and are considered to be a single hospital, the “remote” or “satellite” facility must meet certain criteria with respect to the “main” facility. These criteria relate largely to demonstrating a high level of integration between the two facilities. If the criteria are not met, each facility would need to meet all Medicare requirements independently, including, for example, the minimum average length of patient stay for LTAC hospital qualification. It is advantageous for certain satellite facilities that may not independently be able to meet these Medicare requirements to maintain provider-based status so that they will be reimbursed at the higher rate for LTAC hospitals under Medicare. If CMS determines that facilities claiming to be provider-based and being reimbursed accordingly do not meet the integration requirements of the regulations, CMS may recover the amount of any excess reimbursements based upon that claimed status. We have several hospitals in which multiple facilities share a Medicare provider number, and the failure of any one or more of them to meet the provider-based status regulations could materially and adversely affect our business, financial position, results of operations and liquidity.

We cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors in recent years.

SCHIP Extension Act.

The SCHIP Extension Act became law on December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS;

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

Recent Rate Adjustments.

On May 2, 2008, CMS issued the 2008 Final Rule that became effective for discharges occurring on or after July 1, 2008. The 2008 Final Rule projected an overall increase in payments to all Medicare certified LTAC hospitals of approximately 2.5%. Included in the 2008 Final Rule were (1) an increase to the standard federal payment rate of 2.7% (as compared to the adjusted federal rate for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.1%; (3) an increase in the high cost outlier threshold per discharge to $22,960; and (4) an extension of the rate year cycle for one year to September 30, 2009, in order to be consistent thereafter with the federal fiscal year that begins October 1 of each year.

On May 1, 2007, CMS issued the 2007 Final Rule that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (which was eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,707, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals (as discussed in more detail below), with a three-year phase-in, which CMS projected would not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

On May 2, 2006, CMS issued final regulatory changes regarding Medicare reimbursement to LTAC hospitals (the “2006 Final Rule”) that significantly reduced Medicare revenues to our hospitals associated with short-stay outliers and high cost outliers. The 2006 Final Rule also eliminated the annual market basket adjustment. The 2006 Final Rule became effective for discharges occurring after June 30, 2006. The 2006 Final Rule also extended until July 1, 2008 CMS’s authority to impose a one-time prospective budget neutrality adjustment to LTAC hospital rates.

Rules Impacting Reimbursement to HIHs.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS.

In the 2007 Final Rule, the so-called “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act has placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their host hospitals and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS.

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

Non-government Payment – The hospital division seeks to maximize the number of non-government payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation provided for, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1, 2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009.

On January 1, 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”) implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual eligible patients have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of our nursing center patients whose drug costs were previously covered by state Medicaid programs are dual eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

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

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. Provider tax plans are subject to approval by the federal government and were included as a provision in the Tax Relief and Health Care Act of 2006, codifying the maximum Medicaid provider tax rate at 5.5% through fiscal year 2011. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Non-government Payment – The health services division seeks to maximize the number of non-government payment residents admitted to our nursing centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverages) to pay for their monthly services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Overview of Rehabilitation Division Reimbursement

The rehabilitation division receives payment for its services provided to patients and residents of the nursing centers, hospitals, outpatient centers, assisted living facilities and schools that we serve. The payments are based upon negotiated patient per diem rates or a negotiated fee schedule based upon the type of service rendered.

As noted above, various federal and state laws and regulations govern reimbursement to long-term care facilities, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations and liquidity. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation provided for, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007 and to $1,810 on January 1,

2008. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and could have a material adverse effect on our rehabilitation revenues and growth prospects.

ADDITIONAL INFORMATION

Employees

As of December 31, 2008, we had approximately 38,900 full-time and 14,800 part-time and per diem employees. We had approximately 2,800 unionized employees at 32 of our facilities as of December 31, 2008.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 58% of our consolidated revenues for the year ended December 31, 2008. Our ability to manage labor costs will significantly affect our future operating results.

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, Medicare Part D and changes in Medicare and Medicaid reimbursements for our nursing centers,

•

the impact of the SCHIP Extension Act, including the ability of our hospitals to adjust to potential LTAC certification, medical necessity reviews and the three-year moratorium on future hospital development,

•	the effects of healthcare reform and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•	failure of our facilities to meet applicable licensure and certification requirements,

•	the further consolidation of managed care organizations and other third party payors,

•	our ability to meet our rental and debt service obligations,

•	our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

•	adverse developments with respect to our results of operations or liquidity,

•

the condition of the financial markets, including volatility and deterioration in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

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

•

the increase in the costs of defending and insuring against alleged professional liability claims and our ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability claims,

•

our ability to successfully pursue our development activities and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

•	our ability to successfully dispose of unprofitable facilities,

•	events or circumstances which could result in impairment of an asset or other charges,

•	changes in generally accepted accounting principles or practices, and

•	our ability to maintain an effective system of internal control over financial reporting.

Many of these factors are beyond our control. We caution you that any forward-looking statements made by us are not guarantees of future performance. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements to reflect future events or developments.

You should consider carefully all the risks described below, together with all of the information included in this Annual Report on Form 10-K, in evaluating our Company and our common stock. To facilitate your consideration of all of the risks described below, these risks are organized under headings and subheadings for your convenience. If any of the risks described in this Annual Report on Form 10-K were to occur, it could have a material adverse effect on our business, financial position, results of operations, liquidity and stock price.

Risk Factors Relating to Reimbursement and Regulation of Our Businesses

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2008, we derived approximately 65% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business.”

Private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and are requesting that healthcare providers assume more financial risk.

There are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the reimbursement systems for our LTAC hospitals and nursing facilities. Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and legislation may have a material adverse effect on our business, financial position, results of operations and liquidity through decreasing funds available for our services. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our net operating revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement thereof or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations.

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, qualifications and licensure of staff, environmental and occupational health and safety, and the confidentiality and security of health-related information. In particular, various laws including anti-kickback, anti-fraud and abuse amendments codified under the Social Security Act prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs. Sanctions for violating the anti-kickback, anti-fraud and abuse amendments under the Social Security Act include criminal penalties, civil sanctions, fines and possible exclusion from government programs such as Medicare and Medicaid. See “Item 1 – Business – Governmental Regulation.”

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation, audit or other enforcement action under these laws or regulations. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our revolving credit facility. Failure of our staff to satisfy applicable licensure requirements or of our hospitals and nursing centers to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework and sanctions from various enforcement actions could have a material adverse effect on our business, financial position, results of operations and liquidity.

If our LTAC hospitals fail to maintain their certification as long-term acute care hospitals, our profitability would likely decline.

If our LTAC hospitals, satellite LTAC facilities or HIHs fail to meet or maintain conditions for participation in the Medicare program and the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our LTAC hospitals receiving less Medicare reimbursement than they currently receive for their patient services and our profitability would likely decrease. In addition, implementation of additional LTAC hospital certification criteria and medical necessity reviews may limit the population of patients eligible for our services or change the basis on which we are paid which could have a material adverse effect on our business, financial position, results of operations and liquidity. Furthermore, the SCHIP Extension Act has imposed a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies and private payors, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. Private pay sources also reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business, financial position, results of operations and liquidity. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; or

•	damage to our reputation in various markets.

These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Healthcare reform and regulations could adversely affect the liquidity of our customers, which could have an adverse effect on their ability to make timely payments to us for our products and services.

Healthcare reform or other regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. In addition, if our customers fail to comply with applicable laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These developments could have a material adverse effect on our business, financial position, results of operations and liquidity.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the U.S. population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our business, financial position, results of operations and liquidity could be materially and adversely affected.

Risks Factors Relating to Our Capital and Liquidity

We may not be able to meet our substantial rent and debt service requirements.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness, including our revolving credit facility. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings under our revolving credit facility. If we are unable to generate sufficient funds to meet our obligations, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that we would be able to obtain such refinancing on terms as favorable as our current financing or that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, our Master Lease Agreements and/or our revolving credit facility:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets,

•	require us to maintain a certain defined fixed payment ratio at a specified level, thereby reducing our financial flexibility,

•	require us to limit the amount of capital expenditures we can incur in any fiscal year and also limits the aggregate amount we can expend on acquisitions, and

•	require us to operate continuously each leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could affect adversely our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

We currently lease 38 of our hospitals and 165 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also would result in a default under our revolving credit facility. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

For additional information on the Master Lease Agreements, see “Item 1 – Business – Master Lease Agreements.”

The condition of the financial markets, including volatility and deterioration in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions in 2008, which continue in 2009. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the recent turmoil within the financial markets nationally and globally, we are not aware of any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by the ongoing volatility and disruptions in the financial credit markets or other events. While the term of our revolving credit facility is through July 2012, we cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance the credit facility. Our inability to access our revolving credit facility or refinance the credit facility would have a material adverse effect on our business, financial position, results of operations and liquidity.

Interest rates under our revolving credit facility are based, at our option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. Higher interest rates could have a material adverse effect on our business, financial position, results of operations and liquidity. Moreover, current market conditions and our level of leverage raise the risk that we would not be able to refinance or amend our existing revolving credit facility to address higher interest rates.

Our revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of our revolving credit facility include one financial covenant and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2008. A downturn in operating earnings, however, could impair our ability to comply with the financial covenants contained within our revolving credit facility. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders, which likely would include some cost to us, and such relief may not be on terms as favorable as those in our existing revolving credit facility. Under these circumstances, there is also the potential that our lenders would not grant relief to us. A default due to the violation of a financial or other covenant contained within our revolving credit facility or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the revolving credit facility.

Though we anticipate that the cash amounts generated internally, together with amounts available under our revolving credit facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by further disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences and privileges more favorable than those of our common stock. If we incur additional debt, our leverage would increase and could have a material adverse effect on our business, financial position, results of operations and liquidity.

Disruptions in the financial markets could negatively impact our investment portfolio.

Recent financial market disruptions have impacted the value of equity investments, bonds and other securities. We regularly hold cash in depository and money market accounts. If the financial institutions holding or managing these accounts fail or experience other disruptions, we could lose a portion or all of our cash which could have a material adverse effect on our business, financial position, results of operations and liquidity. In addition, we hold a substantial investment portfolio in our wholly owned limited purpose insurance subsidiary. Investments held in our wholly owned limited purpose insurance subsidiary consist principally of cash and cash equivalents, asset backed securities, corporate bonds, U.S. Treasury notes, equities and commercial paper that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities should allow sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize our wholly owned limited purpose insurance subsidiary or otherwise have a material adverse effect on our business, financial position, results of operations and liquidity.

Our stock price is volatile and fluctuations in our operating results, quarterly earnings and other factors may result in declines in the price of our common stock.

Equity markets are experiencing extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including us and companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings.

As a result of market volatility and declines in the price of our common stock, we may fail to satisfy the listing standards of the New York Stock Exchange (the “NYSE”), the NASDAQ Stock Market or stock indexes that measure the market price of our common stock. Failing to satisfy such standards could lead to further declines in the market price of our common stock. In addition, market volatility and declines in the price of our common stock could have a material adverse effect on our ability to obtain capital or complete acquisitions through the public or private sale or issuance of our equity securities.

In addition, security holders often institute class action litigation following periods of volatility in the price of a company’s securities. If the market value of our common stock experiences adverse fluctuations and we become a party to this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to decline.

Risk Factors Relating to Our Operations

We could experience significant increases to our operating costs due to shortages of qualified nurses, therapists and other healthcare professionals or union activity.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing centers are particularly dependent on nurses for patient care. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are continuing to see an increase in the amount of union activity across the country. At December 31, 2008, approximately 2,800 of the employees at 32 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity.

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

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 58% of our consolidated revenues for the year ended December 31, 2008. Our ability to manage labor costs will significantly affect our future operating results.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees. Our future performance will be substantially dependent on our ability to retain and motivate these individuals. Competition for these individuals is intense and there can be no assurance that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. If we lose the services of one or more of our key officers or employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives and we may not be able to replace them with similarly qualified personnel. The loss of any of our key officers or employees could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we fail to attract patients and residents and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive long-term healthcare provider, our revenues and profitability may decline.

The long-term healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation division competes with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

In addition, we rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate patients and residents. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient service and our efforts to establish and build a relationship with them. If any of our facilities fail to achieve or maintain a reputation for providing high quality care, or are perceived to provide a lower quality of care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients at such facility could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking to contract for our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, the quality of our patient mix could suffer and our revenue and profitability could decline.

Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity.

We incur significant costs for professional liability claims, particularly in our nursing center and hospital operations. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking significant punitive damages and attorney’s fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve professional liability claims. As a result of these factors, our professional liability costs are significant and can be unpredictable.

We insure a substantial portion of our professional liability risks primarily through a wholly owned limited purpose insurance subsidiary. Provisions for loss for our professional liability risks are based upon management’s best available information including actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. Differences between the ultimate claims costs and our historical provisions for loss and actuarial assumptions and estimates could have a material adverse effect on our business, financial position, results of operations and liquidity.

Our limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Effective January 1, 2003, the limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

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

Possible changes in the acuity of residents and patients as well as payor mix and payment methodologies may significantly affect our profitability.

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, length of stay, the payor mix of residents and patients, rates of reimbursement among payors and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare and Medicaid can significantly affect our profitability. In particular, any significant decrease in our population of high acuity residents and patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

We may be unable to reduce costs to offset completely any decreases in our revenues.

Reduced levels of occupancy in our facilities and reductions in reimbursements from Medicare, Medicaid or other payors would adversely impact our revenues and liquidity. We may be unable to put in place corresponding reductions in costs in response to declines in census or other revenue shortfalls. The inability to timely adjust our operations to address a decrease in our revenues could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are exposed to the credit risk of our payors which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

Due to deteriorating economic conditions or other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks will nevertheless arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn. If our payors default on their payments to us in the future, we may have to make larger allowances for doubtful accounts or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

Delays in collection of our accounts receivable could adversely affect our business, financial position, results of operations and liquidity.

Prompt billing and collection are important factors in our liquidity. Billing and collection of our accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. Our inability, or the inability of our customers, to bill and collect on a timely basis pursuant to these regulations and rules could subject us to payment delays that could negatively impact our business, financial position, results of operations and liquidity. In addition, we may experience delays in reimbursement as a result of the failure to receive prompt approvals related to change of ownership applications for acquired or other facilities or from delays caused by our or other third parties’ information system failures.

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of, investments in, and strategic alliances with LTAC hospitals, nursing centers, rehabilitation operations and other related healthcare operations. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity. Acquisitions, investments and strategic alliances involve numerous risks, including:

•	limitations on our ability to identify acquisitions that meet our target criteria and limitations on our ability to complete such acquisitions on reasonable terms and valuations,

•

limitations on our ability to access equity or capital to fund acquisitions, including difficulty in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility or ability to access additional capital when needed,

•	entry into markets in which we may have limited or no experience,

•	difficulties integrating acquired operations, personnel and information systems, and in realizing projected efficiencies and cost savings,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies,

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws, and

•	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.

We continue to seek acquisitions and other strategic opportunities for each of our businesses that may negatively impact our business, financial position, results of operations and liquidity.

We continue to seek acquisitions and other strategic opportunities for each of our businesses. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives and, from time to time, we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of our discussions will result in definitive agreements or the completion of any transactions, our business, short-term and long-term financial position, results of operations and liquidity may be impacted if we complete any such transactions or if we incur substantial costs or other losses in connection with such transactions, whether or not such transactions are completed. Moreover, although we would enter into transactions to enhance shareholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks.

In addition to acquisitions, we also may pursue strategic opportunities involving the construction of new hospitals or nursing centers. The construction of new facilities involves numerous risks, including construction delays, cost over-runs, and the satisfaction of zoning and other regulatory requirements. We may be unable to operate newly constructed facilities profitably and such facilities may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity. Furthermore, the SCHIP Extension Act has imposed a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development.

We depend on the proper functioning and availability of our information systems.

We are dependent on the proper functioning and availability of our information systems. Though we have taken steps to protect the safety and security of our information systems and the data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage or interruption of our systems and operations and we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. Failure to maintain proper functioning and available information systems could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, certain software programs supporting our business and information systems are licensed to us by independent software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software programs could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations and could have a material adverse effect on our business, financial position, results of operations and liquidity.

Terrorist attacks or natural disasters may seriously harm our business.

Terrorist attacks or acts of nature, such as floods, fires, hurricanes, tornadoes or earthquakes, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our residents and patients. In order to provide care for our residents and patients, we are dependent upon consistent and reliable delivery of food, pharmaceuticals, power and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster or a terrorist attack, it would have a significant impact on our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve substantial risks to our operations and potentially to our residents and patients. The impact of natural disasters and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance or otherwise cause our business to suffer in ways that we cannot predict.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material non-cash charges to earnings.

We regularly review the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material non-cash charge to earnings.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2008, continued declines in the value of our common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on our business, financial position and results of operations.

The inability or failure of management in the future to conclude that we maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to issue a report of our internal control over financial reporting, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Under the Sarbanes-Oxley Act of 2002, our management is required to report in our Annual Report on Form 10-K on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm also is required to audit the effectiveness of our internal control over financial reporting. Significant resources are required to establish that we are in full compliance with the financial reporting controls and procedures. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Different interpretations of accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by third parties, including the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

Risk Factors Relating to the KPS Spin-Off

If the Spin-off Transaction does not qualify as a tax-free transaction, tax could be imposed on us and our shareholders.

As a condition to closing the Spin-off Transaction in 2007, we received a private letter ruling from the Internal Revenue Service (the “IRS”) that the spin-off of KPS and the subsequent merger of KPS and distribution of PharMerica common stock qualified for tax-free treatment to holders of our common stock (except with respect to cash received in lieu of a fractional share) and, generally, to us.

Though the IRS ruling has been received, the ruling does not address all of the issues that are relevant to determining whether the Spin-off Transaction will qualify for tax-free treatment because the IRS will not rule on certain issues. As a condition to closing, we received an opinion of counsel that the Spin-off Transaction generally qualifies for tax-free treatment to us and our shareholders. The opinion of counsel is intended to address certain of those matters that the ruling does not. The IRS ruling and opinion of counsel do not address, however, state, local or foreign tax consequences of the Spin-off Transaction, merger and distribution of PharMerica common stock.

The IRS ruling and the opinion of counsel relied on representations, assumptions and undertakings made by us and PharMerica (and its subsidiaries), including representations and undertakings from PharMerica regarding the conduct of its business and other matters after the closing of the Spin-off Transaction. If such representations, assumptions or undertakings are incorrect, neither the IRS ruling nor the opinion of counsel would be valid. In addition, current law generally creates a presumption that the spin-off of KPS in the Spin-off Transaction would be taxable to us, but not to our shareholders, if PharMerica or its shareholders were to engage in certain transactions that result in a change in ownership of its stock during the four-year period beginning two years before the Spin-off Transaction, unless it is established that the Spin-off Transaction and such transactions were not part of a plan or series of related transactions to effect a change in ownership of the stock of PharMerica.

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

These indemnification obligations could be significant and we cannot presently determine the amount, if any, of indemnification obligations for which we may be liable or for which we may seek payment. Our ability to satisfy these obligations will depend upon our future financial performance and other factors. Similarly, the ability of PharMerica to satisfy any such obligations to us will depend on its future financial performance and other factors. We cannot assure you that we will have the ability to satisfy any obligations to PharMerica or that PharMerica will have the ability to satisfy any obligations to us.

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

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future which we cannot predict.

Item 3.	Legal Proceedings

We are a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Our Operations – Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity.”

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

Our common stock is quoted on the NYSE under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on the NYSE.

	Sales price of common stock
2008	High	Low
First quarter	$28.74	$20.25
Second quarter	$32.34	$21.34
Third quarter	$33.25	$25.80
Fourth quarter	$28.30	$8.12

2007	High	Low
First quarter	$34.44	$24.46
Second quarter	$36.67	$30.56
Third quarter	$31.80	$17.35
Fourth quarter	$26.02	$17.35

On July 31, 2007, we completed the Spin-off Transaction. Immediately after the Spin-off Transaction, our stockholders and the stockholders of AmerisourceBergen each held approximately 50 percent of the outstanding common stock of PharMerica.

Our revolving credit facility contains covenants that limit, among other things, our ability to pay dividends. Any determination to pay dividends in the future will be dependent upon our results of operations, financial position, contractual restrictions, restrictions imposed by applicable laws and other factors deemed relevant by our Board of Directors. We have not paid, and do not anticipate that we will pay in the foreseeable future, any cash dividends on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

As of January 31, 2009, there were 482 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

As required by Section 303A.12 of the NYSE listing standards, on May 28, 2008, Paul J. Diaz, our President and Chief Executive Officer, certified that he was not aware of any violation by us of NYSE corporate governance listing standards. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 31, 2003 to December 31, 2008, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2003, and also assumes the reinvestment of all cash dividends. In accordance with SEC rules, the July 31, 2007 distribution of the KPS shares to our shareholders in connection with the Spin-off Transaction is treated for purposes of the graph as a special stock dividend in calculating shareholder return and prior period prices have been adjusted accordingly.

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Kindred Healthcare, Inc.	$100.00	$115.24	$99.12	$97.15	$124.66	$64.98
S&P Composite Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 1500 Health Care Index	100.00	121.89	146.60	150.90	87.15	43.58

Item 6.	Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$4,151,396	$4,179,891	$4,090,365	$3,700,819	$3,273,550

Salaries, wages and benefits	2,409,673	2,358,914	2,217,582	1,973,280	1,808,146
Supplies	320,410	546,075	671,857	558,651	460,459
Rent	344,952	343,717	294,186	249,487	234,833
Other operating expenses	868,026	743,497	660,731	593,285	531,633
Other income	(17,407)	(7,701)	–	–	–
Depreciation and amortization	121,413	120,421	116,182	96,310	83,721
Interest expense	15,373	17,044	13,920	8,096	12,814
Investment income	(7,101)	(16,109)	(14,491)	(11,033)	(6,422)

	4,055,339	4,105,858	3,959,967	3,468,076	3,125,184

Income from continuing operations before reorganization items and income taxes	96,057	74,033	130,398	232,743	148,366
Reorganization items	–	–	–	(1,639)	(304)

Income from continuing operations before income taxes	96,057	74,033	130,398	234,382	148,670
Provision for income taxes	37,164	34,385	51,417	93,695	60,727

Income from continuing operations	58,893	39,648	78,981	140,687	87,943
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,832)	(9,497)	(238)	5,603	(1,541)
Loss on divestiture of operations	(20,776)	(77,021)	(32)	(1,381)	(15,822)

Net income (loss)	$36,285	$(46,870)	$78,711	$144,909	$70,580

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.56	$1.02	$2.02	$3.77	$2.46
Discontinued operations:
Income (loss) from operations	(0.05)	(0.24)	(0.01)	0.15	(0.05)
Loss on divestiture of operations	(0.55)	(1.99)	–	(0.04)	(0.44)

Net income (loss)	$0.96	$(1.21)	$2.01	$3.88	$1.97

Diluted:
Income from continuing operations	$1.51	$0.99	$1.93	$3.11	$2.08
Discontinued operations:
Income (loss) from operations	(0.05)	(0.23)	(0.01)	0.12	(0.04)
Loss on divestiture of operations	(0.53)	(1.93)	–	(0.03)	(0.37)

Net income (loss)	$0.93	$(1.17)	$1.92	$3.20	$1.67

Shares used in computing earnings (loss) per common share:
Basic	37,830	38,791	39,108	37,328	35,774
Diluted	38,906	39,983	40,923	45,239	42,403
Financial Position:
Working capital	$477,365	$383,705	$386,450	$312,281	$273,905
Assets	2,181,761	2,079,552	2,016,127	1,760,561	1,593,293
Long-term debt	349,433	275,814	130,090	26,323	32,544
Stockholders’ equity	914,975	862,124	995,578	870,536	719,785

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At December 31, 2008, our hospital division operated 82 LTAC hospitals with 6,482 licensed beds in 24 states. Our health services division operated 228 nursing centers with 28,525 licensed beds in 27 states. We also operated a contract rehabilitation services business which provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, we completed the Spin-off Transaction. See “Item 1 – Business – General – Spin-off Transaction” and note 2 of the notes to consolidated financial statements.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

The operating results of acquired businesses have been included in our accompanying consolidated financial statements from the respective acquisition dates.

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

We recorded income of approximately $10 million in 2008 related to the favorable settlement of a prior year nursing center Medicaid cost report dispute. Favorable settlements of prior year hospital Medicare cost reports aggregated $3 million in 2007 and $8 million in 2006.

During 2007, we also recorded a pretax credit of approximately $3 million to reflect a change in estimate for hospital Medicare in-house accounts receivable and a pretax credit of approximately $4 million to adjust certain nursing center Medicaid revenues.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Medicare	$1,755,332	$1,865,380	$1,896,201
Medicaid	1,107,457	1,094,269	1,054,415
Other third parties	1,557,270	1,541,064	1,487,303

	4,420,059	4,500,713	4,437,919
Eliminations:
Rehabilitation	(268,663)	(236,539)	(212,044)
Pharmacy	–	(84,283)	(135,510)

	(268,663)	(320,822)	(347,554)

	$4,151,396	$4,179,891	$4,090,365

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

The provision for doubtful accounts totaled $31 million for 2008, $27 million for 2007 and $31 million for 2006. During 2007, we recorded a $6 million charge related to accounts receivable for certain hospitals acquired in 2006.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited.

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 3% for the 2008 policy year and 5% for all prior policy years. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $243 million at December 31, 2008 and $251 million at December 31, 2007. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $252 million at December 31, 2008 and $264 million at December 31, 2007.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $39 million in 2008, $37 million in 2007 and $34 million in 2006 from our limited purpose insurance subsidiary. These distributions had no impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2008 would impact our operating income by approximately $2 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $34 million for 2008, $37 million for 2007 and $52 million for 2006. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $38 million, $35 million and $24 million in 2008, 2007 and 2006, respectively. While we expect that professional liability costs for 2009 may be higher than the costs recorded over the last three years, we believe that our professional liability costs appear to be moderating.

With respect to our discontinued operations, we recorded a favorable pretax adjustment of $10 million in 2008, a pretax charge aggregating $2 million in 2007 and a favorable pretax adjustment of $19 million in 2006 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $83 million at December 31, 2008 and $89 million at December 31, 2007. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $31 million for 2008, $38 million for 2007 and $35 million for 2006.

See notes 4 and 9 of the notes to consolidated financial statements.

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

Our effective income tax rate was 38.7% in 2008, 46.4% in 2007 and 39.4% in 2006. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction. We recorded favorable income tax adjustments related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million in each of 2008 and 2007, and $3 million in 2006.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our business, financial position, results of operations or liquidity.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $159 million at December 31, 2008 and $174 million at December 31, 2007.

After our emergence from bankruptcy, the realization of pre-reorganization deferred tax assets and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $1 million in 2008, $3 million in 2007 and $80 million in 2006 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability. Following the effective date of SFAS 141R (as defined), adjustments to pre-emergence unrecognized income tax benefits of $3 million will be recorded to earnings.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

See note 8 of the notes to consolidated financial statements.

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

Our other intangible assets with finite lives are amortized under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” using the straight-line method over their estimated useful lives ranging from one to five years.

In accordance with SFAS 142, we are required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Also, in the fourth quarter of 2008, the market value of our common stock declined significantly below book equity value. The decline was generally attributable to our announcement of weaker than expected third quarter operating results (particularly in our hospital division) and the related reduction in our earnings outlook for the fourth quarter of 2008 and fiscal 2009 as compared with investor expectations. In addition, the deterioration in the debt and equity markets resulting from weak global economic conditions also may have contributed to the decline in the market value of our common stock. The significant difference between book equity value and the market value of our common stock at December 31, 2008 was an indication that the carrying value of our goodwill may have been impaired.

We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. Because the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing centers, and rehabilitation services.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets in each of the last three years, no impairment charges were recorded in connection with our annual impairment tests.

Since quoted market prices for our reporting units are not available, we applied judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. We relied on widely accepted valuation techniques, including equally weighted discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

Our analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. Our conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in our industry, the significant improvements in our fourth quarter operating results and consideration of our updated business expectations. These results significantly exceeded both our third quarter results and fourth quarter expectations (particularly in our hospital division) and represent information not available to investors in determining the market value of our common stock at December 31, 2008.

We performed sensitivity analyses on our estimated fair value for each of our reporting units. Two key assumptions in our fair value estimate are the weighted average cost of capital used for discounting our cash flow estimates and the market multiple applied to operating performance. At December 31, 2008, the fair value of each reporting unit exceeded its carrying value, and the excess approximated $476 million for hospitals,

$70 million for nursing centers and $158 million for rehabilitation services. We noted that an increase of 100 basis points in the weighted average cost of capital would decrease the fair value by approximately $80 million for hospitals, $21 million for nursing centers and $11 million for rehabilitation services, and would not result in an impairment of goodwill attributable to any of the reporting units. A decrease of 100 basis points in the market multiple applied to operating results would decrease the fair value by approximately $90 million for hospitals, $62 million for nursing centers and $12 million for rehabilitation services, and would not result in an impairment of goodwill attributable to any of the reporting units.

The fair values of our indefinite lived intangible assets, primarily hospital certificates of need, are estimated using an excess earnings method, a form of discounted cash flow, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business operation. The fair values of our indefinite lived intangible assets are derived from projections which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2008, the fair value of our hospital certificates of need intangible assets exceeded its carrying value by approximately $15 million. We noted that an increase of 100 basis points in the weighted average cost of capital would decrease the fair value by approximately $8 million, and would not result in an impairment of the hospital certificates of need intangible assets.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2008, continued declines in the value of our common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on our earnings per common share calculation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. We cannot determine the impact that SFAS 141R will have on our business, financial position, results of operations or liquidity. However, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and they will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, we deferred the adoption of SFAS 157-2 until January 2009. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets, derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not, and SFAS 157-2 is not expected to, have a material impact on our business, financial position, results of operations or liquidity.

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157-3 is effective upon issuance and did not have a material impact on our business, financial position, results of operations or liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2008, we derived approximately 65% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2008, 2007 and 2006

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2008	2007	2006
Revenues:
Hospital division	$1,837,322	$1,727,419	$1,665,885
Health services division	2,155,417	2,014,786	1,819,320
Rehabilitation division	427,320	352,397	300,106
Pharmacy division	–	406,111	652,608

	4,420,059	4,500,713	4,437,919
Eliminations:
Rehabilitation	(268,663)	(236,539)	(212,044)
Pharmacy	–	(84,283)	(135,510)

	(268,663)	(320,822)	(347,554)

	$4,151,396	$4,179,891	$4,090,365

Operating income (loss):
Hospital division	$345,367	$365,068	$383,802
Health services division	326,932	296,749	241,852
Rehabilitation division	38,071	34,526	30,362
Pharmacy division	–	17,557	48,461
Corporate:
Overhead	(133,019)	(167,717)	(157,157)
Insurance subsidiary	(6,657)	(7,077)	(7,125)

	(139,676)	(174,794)	(164,282)

	$570,694	$539,106	$540,195

Operating data (Continued):

	Year ended December 31,
	2008	2007	2006
Hospital data:
End of period data:
Number of hospitals	82	81	77
Number of licensed beds	6,482	6,358	5,990
Revenue mix %:
Medicare	55	58	61
Medicaid	10	10	10
Medicare Advantage (a)	9	4
Commercial insurance and other	26	28	29
Admissions:
Medicare	29,028	28,140	28,152
Medicaid	4,233	4,204	3,908
Medicare Advantage	3,587	1,681
Commercial insurance and other	7,088	7,305	7,360

	43,936	41,330	39,420

Admissions mix %:
Medicare	66	68	71
Medicaid	10	10	10
Medicare Advantage	8	4
Commercial insurance and other	16	18	19
Patient days:
Medicare	806,427	793,497	798,915
Medicaid	208,423	203,192	181,350
Medicare Advantage	117,945	55,033
Commercial insurance and other	262,254	276,328	272,077

	1,395,049	1,328,050	1,252,342

Average length of stay:
Medicare	27.8	28.2	28.4
Medicaid	49.2	48.3	46.4
Medicare Advantage	32.9	32.7
Commercial insurance and other	37.0	37.8	37.0
Weighted average	31.8	32.1	31.8
Revenues per admission:
Medicare	$35,127	$35,489	$36,035
Medicaid	43,816	42,439	41,521
Medicare Advantage	45,148	43,157
Commercial insurance and other	66,345	65,406	66,463
Weighted average	41,818	41,796	42,260
Revenues per patient day:
Medicare	$1,264	$1,259	$1,270
Medicaid	890	878	895
Medicare Advantage	1,373	1,318
Commercial insurance and other	1,793	1,729	1,798
Weighted average	1,317	1,301	1,330
Medicare case mix index (discharged patients only)	1.15	1.11	1.11
Average daily census	3,812	3,638	3,431
Occupancy %	64.8	64.6	64.3

(a)	Data not available prior to April 1, 2007.

Operating data (Continued):

	Year ended December 31,
	2008	2007	2006
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	224	224	215
Managed	4	4	5

	228	228	220

Number of licensed beds:
Owned or leased	28,040	28,621	27,568
Managed	485	485	605

	28,525	29,106	28,173

Revenue mix %:
Medicare	34	34	34
Medicaid	43	44	46
Medicare Advantage (a)	5
Private and other	18	22	20

Patient days (b):
Medicare	1,550,728	1,552,930	1,495,554
Medicaid	5,630,421	5,693,398	5,638,641
Medicare Advantage	331,566
Private and other	1,658,389	1,848,771	1,626,916

	9,171,104	9,095,099	8,761,111

Patient day mix %:
Medicare	17	17	17
Medicaid	61	63	64
Medicare Advantage	4
Private and other	18	20	19

Revenues per patient day:
Medicare Part A	$437	$411	$384
Total Medicare (including Part B)	474	447	420
Medicaid	164	155	148
Medicare Advantage	350
Private and other	230	236	219
Weighted average	235	222	208

Average daily census	25,058	24,918	24,003

Occupancy %	89.0	87.8	88.3

Rehabilitation data:
Revenue mix %:
Company-operated	63	68	75
Non-affiliated	37	32	25
Therapist productivity %	81.4	79.4	78.1

(a)	Data not available prior to 2008.
(b)	Excludes managed facilities.

The Year in Review

We achieved success on a number of fronts in 2008 despite a difficult economic environment. More importantly, fiscal 2008 provided further evidence to support our fundamental management philosophy: If we take care of our people and focus on quality and customer service, our business results will follow.

Financial highlights for the year include:

•

we reported solid revenue gains in each of our three operating divisions in 2008. Excluding our former pharmacy division that was spun off in July 2007, our consolidated 2008 revenues of $4.2 billion grew a solid 8%;

•	diluted earnings per share from continuing operations totaled $1.51, significantly better than our expectations at the beginning of the year;

•	routine and hospital development capital spending totaled $149 million in 2008, all of which was financed through internal sources;

•	operating cash flows for 2008 grew 12% to $183 million;

•	cash levels at December 31, 2008 increased to $141 million, providing significant financial flexibility in a generally difficult credit environment; and

•

the remaining unborrowed capacity under our revolving credit facility totaled $151 million at the end of the year. The credit facility, with its favorable pricing, financial covenants and other terms, is scheduled to expire in July 2012.

Our hospital division maintained strong admissions growth during 2008 with particularly solid growth in non-government admissions. We have dedicated more resources to educating referral sources on the quality, capabilities and cost-effectiveness of our services. These efforts have led to increased Medicare admissions and further penetration into the managed care market. Despite the positive admissions growth, declining length of stay, cost management issues and weakness in certain newer facilities negatively impacted our hospital operating results for 2008. As we move into 2009, we have renewed our efforts to better control variable costs and are leveraging our management resources to improve the operations of our underperforming hospitals.

In our health services division, reimbursement rate increases, growth in managed care volumes and reductions in professional liability costs resulted in better operating results in 2008. Our investments in clinical resources at the operating level have improved overall admissions and the mix of Medicare and managed care patients as well. Our overall admissions growth was strong in 2008, which improved our occupancy to 89% from 87.8% in 2007. In addition, our quality investments in staffing, training and physical plant continue to enhance our capabilities to serve higher acuity patients and residents.

Peoplefirst Rehabilitation continued its growth beyond the Kindred portfolio of hospitals and nursing centers by signing 67 new contracts with non-affiliated customers. In 2008, approximately 37% of our Peoplefirst revenues were derived from non-affiliated customers, up from 32% in 2007. Further growth in volumes and revenues helped to offset declines in our operating margins from wage rate pressures associated with an increasingly competitive marketplace for therapists and the start-up costs associated with non-affiliated customer contract growth.

We also have made great progress over the past few years in the recruitment, retention and development of our people. Our investments in employee orientation, continuing clinical education, leadership development and employee recognition programs have helped to make Kindred an employer of choice in many of our local markets. Our employee turnover percentages, a leading indicator in our businesses, have consistently improved in each of the last five years.

Our commitment to our employees is the key driver in our ongoing efforts to improve clinical quality and customer service. During 2008, improvements in the quality of our services were evidenced by the following accomplishments:

•	Our nursing centers received 51 quality awards from the American Health Care Association;

•	The key quality metrics in our hospital division – ventilator pneumonia and blood stream infection rates – improved and continued to exceed national benchmarks; and

•	Peoplefirst Rehabilitation therapists achieved additional improvements in the functional outcomes of over 115,000 patients discharged from our care.

As a provider of healthcare services, we are ever aware of the continued rise in the cost of providing quality healthcare. In that regard, we have taken the following measures that demonstrate our continued commitment to cost-effective, quality patient care:

•	We successfully renegotiated our pharmacy services agreement with PharMerica resulting in anticipated cost reductions of approximately $10 million per year during 2009 and 2010;

•	We continued to improve our professional liability underwriting results, reducing aggregate expenses by approximately $3 million from 2007; and

•	We continued to use technology, such as the rollout of hand held devices for our Peoplefirst Rehabilitation therapists, to improve productivity, reduce costs and improve patient safety.

Despite the turmoil in the financial markets, we remain committed to growing and repositioning our operations to capture new opportunities and we believe further opportunities exist for the expansion of our services. During 2008, we continued to execute our strategic development plan as reflected by the following:

•	We opened a new hospital with 70 licensed beds;

•	We have five hospitals containing 208 licensed hospital beds currently under development, one of which will become operational in 2009 and the remainder in 2010; and

•	We further repositioned our hospital portfolio by divesting three underperforming LTAC hospitals.

We expect that the general economic environment will be difficult in 2009. We also anticipate that healthcare reform will be a central focus of lawmakers at both the federal and state levels. As one of the largest providers of post-acute care services, we intend to be actively engaged in those discussions and believe that we are adapting our operations to address the needs of patients and their families as well as the concerns of federal and state policy-makers and other third party payors.

Our focus on the quality of care provided to our patients and residents, our commitment to taking care of our employees and our efforts to effectively use and preserve our capital resources have positioned us well for the future. We are in position to efficiently respond to a challenging economic, political and regulatory landscape in order to deliver high quality care to our patients and residents, produce a valuable work experience for our employees and provide profitability for our shareholders.

Hospital Division

Revenues increased 6% in 2008 to $1.8 billion and 4% in 2007 to $1.7 billion. During each of the past two years, revenues have grown through increases in same-store volumes, expansion of services and ongoing development of new hospitals. Despite growth in patient volumes and services, revenues in 2007 were negatively impacted by significant reductions in Medicare reimbursement and pricing pressures from commercial insurance and managed care payors. See “Part I – Item 1 – Business – Governmental Regulation” for a discussion of the reductions in hospital Medicare reimbursement.

On a same-store basis, aggregate admissions rose 4% in 2008 and 2% in 2007, while non-government same-store admissions increased 15% in 2008 and 18% in 2007.

Hospital operating margins have declined in each of the past two years primarily because the growth in wage and benefit costs have exceeded overall revenue growth. Hospital wage and benefit costs increased 9% to $842 million in 2008 and increased 6% to $772 million in 2007 compared to $730 million in 2006. Average hourly wage rates grew 4% in 2008 and 2% in 2007, while employee benefit costs increased 9% in 2008 and 7% in 2007.

Professional liability costs were $11 million in 2008, $12 million in 2007 and $18 million in 2006.

Health Services Division

Revenues increased 7% in 2008 to $2.2 billion and 11% in 2007 to $2.0 billion. Revenue growth in each of the past two years was primarily attributable to reimbursement rate increases, growth in managed care volumes and in 2007, Medicare volumes. Revenues for 2008 included pretax income of approximately $10 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

On a same-store basis, aggregate patient days were relatively unchanged in both 2008 and 2007 compared to prior periods.

Nursing center operating margins improved in each of the past two years primarily due to same-store growth in managed care volumes, the favorable impact of acquired nursing centers and reductions in professional liability costs. Nursing center wage and benefit costs increased 5% to $1.1 billion in 2008 and increased 9% to $1.1 billion in 2007 compared to $961 million in 2006. Average hourly wage rates increased 4% in 2008 and 5% in 2007, while employee benefit costs increased 5% in 2008 and 9% in 2007.

Professional liability costs were $22 million in 2008, $24 million in 2007 and $33 million in 2006.

Revenues associated with acquisitions, including the Commonwealth Transaction, aggregated $257 million in 2008, $218 million in 2007 and $104 million in 2006. Operating income associated with acquisitions approximated $47 million in 2008, $37 million in 2007 and $10 million in 2006.

Rehabilitation Division

Revenues increased 21% to $427 million in 2008 and 17% to $352 million in 2007. The increase in revenues in both periods was primarily attributable to growth in both new customers and the volume of services provided to existing customers. Revenues derived from non-affiliated customers aggregated $158 million in 2008, $112 million in 2007 and $74 million in 2006.

Despite growth in volumes and revenues in both 2008 and 2007, operating margins declined in both periods primarily due to wage pressures resulting from an increasingly competitive marketplace for therapists and start-up costs associated with external customer growth. Operating income for 2006 included a pretax charge of approximately $3 million related primarily to revisions to prior estimates for accrued contract labor costs.

Pharmacy Division

The Spin-off Transaction was completed on July 31, 2007. As a result, our consolidated operating results for 2007 included the results of our former pharmacy division for seven months. For accounting purposes, our former pharmacy division was not treated as a discontinued operation in our historical consolidated financial statements. See note 2 of the notes to consolidated financial statements.

Corporate Overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $133 million in 2008, $168 million in 2007 and $157 million in 2006. As a percentage of consolidated revenues, corporate overhead totaled 3.2% in 2008, 4.0% in 2007 and 3.8% in 2006. Excluding the items discussed in the quarterly consolidated financial information, corporate overhead totaled $133 million in 2008, $145 million in 2007 and $147 million in 2006 and as a percentage of consolidated revenues, corporate overhead totaled 3.2% in 2008, 3.4% in 2007 and 3.6% in 2006.

We recorded approximately $17 million and $8 million in other income in 2008 and 2007, respectively, related to the information systems and transition services agreements with PharMerica.

Corporate expenses included the operating losses from our limited purpose insurance subsidiary of $7 million in each of 2008, 2007 and 2006.

Capital Costs

Rent expense was relatively unchanged at $345 million in 2008 and increased 17% to $344 million in 2007. Rent expense in 2008 was favorably impacted by the purchase in 2007 and 2008 of 13 previously leased facilities and the elimination of pharmacy division rent expense in connection with the Spin-off Transaction. A substantial portion of the increase in 2007 resulted from the rent reset under the Master Lease Agreements, contractual inflation, contingent rent increases, growth in the number of leased facilities, and acquisition and development activities.

In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million (including the Ventas Facilities) became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual Ventas rents prior to the rent reset approximated $206 million (including the Ventas Facilities). Aggregate Ventas rent expense totaled $237 million in 2008, $230 million in 2007 and $198 million in 2006.

Depreciation and amortization expense increased to $122 million in 2008 from $120 million in 2007 and $116 million in 2006.

Interest expense aggregated $15 million in 2008 compared to $17 million in 2007 and $14 million in 2006. The decrease in 2008 was primarily attributable to a decline in interest rates under our revolving credit facility compared to a year ago. The increase in 2007 was primarily attributable to increased borrowings under our revolving credit facility related to our acquisition and development activities.

Investment income related primarily to our insurance subsidiary investments totaled $7 million in 2008 compared to $16 million in 2007 and $15 million in 2006. Investment income was negatively impacted in 2008 by declining investment yields and approximately $2 million of pretax other-than-temporary impairments of investments held in our insurance subsidiary investment portfolio.

Income Taxes

The provision for income taxes is based upon our estimate of annual taxable income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 38.7% in 2008, 46.4% in 2007 and 39.4% in 2006. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction. We recorded favorable income tax adjustments related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million in each of 2008 and 2007, and $3 million in 2006.

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

We had no net operating loss carryforwards at December 31, 2008. Our aggregate net operating loss carryforwards aggregated $10 million at December 31, 2007.

Consolidated Results

Income from continuing operations before income taxes increased 30% to $96 million in 2008 from $74 million in 2007 and declined 43% in 2007 from $130 million in 2006. Net income from continuing operations increased 49% to $59 million in 2008 and declined 50% in 2007 to $40 million.

Results of Operations – Discontinued Operations

Net loss from discontinued operations aggregated $2 million in 2008, $10 million in 2007 and $0.2 million in 2006. Discontinued operations included a favorable pretax adjustment of $10 million ($6 million net of income taxes) in 2008, a pretax charge of approximately $2 million ($1 million net of income taxes) in 2007 and a favorable pretax adjustment of $19 million ($12 million net of income taxes) in 2006 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $44 million ($27 million net of income taxes) during 2008 related to the planned divestiture of two LTAC hospitals. We recorded a pretax gain on divestiture of operations of $10 million ($6 million net of income taxes) during 2008 and a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) during 2007 related to the sale of the Ventas Facilities. During 2007, we also recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes).

See notes 3, 4 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows and capital spending

Cash flows provided by operations (including discontinued operations) aggregated $183 million for 2008, $163 million for 2007 and $130 million for 2006. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our ongoing hospital development expenditures as well as our acquisition and strategic divestiture activities.

Our operating cash flows in 2008 and 2007 increased primarily as a result of improved accounts receivable collections and lower income tax payments. Federal income tax payments totaled $6 million in 2008, $17 million in 2007 and $55 million in 2006.

Cash and cash equivalents totaled $141 million at December 31, 2008 compared to $33 million at December 31, 2007. Our long-term debt at December 31, 2008 aggregated $350 million (substantially all of which related to borrowings under our revolving credit facility). Based upon our existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under our revolving credit facility, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

In May 2008, we received a cash distribution of $7 million related to a partnership land sale. We have a noncontrolling ownership interest in the partnership that is accounted for under the equity method of accounting. No gain or loss was recognized on the land sale.

In April 2008, we repaid a capital lease obligation of approximately $16 million in connection with a purchase option under a hospital lease agreement.

Revolving credit facility and financing activities

In July 2007, we completed certain amendments to our revolving credit facility. Under the terms of the revolving credit facility as amended, the aggregate amount of the credit was increased to $500 million. The credit may be increased to $600 million at our option subject to lender approval and certain other conditions. The term of the revolving credit facility was extended by an additional three years until July 2012. The revolving credit facility also establishes permitted acquisitions and certain investments by us at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends.

Interest rates under the revolving credit facility are based, at our option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The terms of our revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2008.

Despite the recent turmoil within the financial markets nationally and globally, we are not aware of any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by the ongoing volatility and disruptions in the financial credit markets or other events.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $39 million in 2008, $37 million in 2007 and $34 million in 2006 from our limited purpose insurance subsidiary. These proceeds were used primarily to repay borrowings under our revolving credit facility.

Strategic divestitures

In September 2008, we purchased for resale a previously leased LTAC hospital for $22 million and announced our intention to dispose of another LTAC hospital and its related operations. We expect to dispose of these two hospitals in 2009 and generate approximately $8 million in proceeds from the sales.

Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us. We used these proceeds to reduce outstanding borrowings under our revolving credit facility.

In June 2007, we paid approximately $176 million to purchase the Ventas Facilities with borrowings under our revolving credit facility. During 2007 and 2008, we sold the Ventas Facilities for approximately $95 million. See note 3 of the notes to consolidated financial statements.

In January 2007, we paid $37 million as part of the consideration to complete the HCP Transaction. We also divested the 11 nursing centers acquired in the HCP Transaction during 2007 and received proceeds of $78 million, which were used to repay borrowings under our revolving credit facility.

Equity transactions

In August 2007, our Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, we expended $50 million to purchase approximately 2.6 million shares of our common stock. We financed these repurchases from both internally generated funds and borrowings under our revolving credit facility. We did not purchase any common stock in 2008 and the authorization expired during 2008.

During 2005 and 2006, we repurchased approximately 3.8 million shares of our common stock in the open market at an aggregate cost of $100 million. We financed these repurchases from both internally generated funds and borrowings under our revolving credit facility.

In connection with the exercise of our Series A warrants and Series B warrants in April 2006, we issued approximately 10.1 million shares of common stock and received net proceeds of approximately $142 million. These proceeds were used to repurchase approximately 5.8 million shares of our common stock in the open market in 2006.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2008 follows (in thousands):

		Payments due by period
Year	Revolving credit facility (a)	Other long-term debt	Non-cancelable operating leases			Total
			Ventas (b)	Other	Subtotal
2009	$11,561	$127	$242,853	$70,115	$312,968	$324,656
2010	11,561	128	162,009	66,136	228,145	239,834
2011	11,561	128	122,494	62,921	185,415	197,104
2012	355,066	127	124,309	58,073	182,382	537,575
2013	–	127	41,640	57,192	98,832	98,959
Thereafter	–	393	–	291,381	291,381	291,774

	$389,749	$1,030	$693,305	$605,818	$1,299,123	$1,689,902

(a)	Revolving credit facility interest is based upon the weighted average interest rate of 3.3% as of December 31, 2008.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As previously discussed, we adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2008, we had approximately $10 million of total gross unrecognized tax benefits and $1 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

Capital Resources

Excluding acquisitions, capital expenditures totaled $149 million in 2008, $186 million in 2007 and $151 million in 2006. Excluding acquisitions, capital expenditures (including hospital development) could approximate $150 million to $170 million in 2009. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in each of the last three years were financed primarily through internally generated funds. At December 31, 2008, the estimated cost to complete and equip construction in progress approximated $64 million.

During 2008, we acquired four previously leased nursing centers for approximately $24 million. Annual rents associated with the four nursing centers approximated $3 million. These transactions were financed through borrowings under our revolving credit facility.

During 2007, we acquired eight previously leased nursing centers and one previously leased hospital for approximately $113 million. Annual rents associated with these facilities approximated $10 million. In July 2007, we acquired a combined nursing center and assisted living facility for approximately $20 million. These transactions were financed through borrowings under our revolving credit facility.

In February 2007, we entered into new leases for eight nursing centers, the aggregate annual rents for which approximated $8 million.

In February 2006, we completed the Commonwealth Transaction for a total purchase price of $124 million in cash and the assumption of certain operating lease obligations. The acquisition was financed primarily with borrowings under our revolving credit facility.

We expended $11 million during 2006 for acquisitions in our former pharmacy division. We financed these acquisitions primarily through the use of operating cash flows.

At December 31, 2008, the remaining permitted acquisition amount under our revolving credit facility aggregated $299 million.

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

Our exposure to market risk relates to changes in the prime rate, federal funds rate and LIBOR which affect the interest paid on certain borrowings.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/08
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$81	$86	$91	$96	$102	$358	$814	$803	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$–	$348,700	$–	$–	$348,700	$348,700

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under our revolving credit facility is payable, at our option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon our average daily excess availability as defined in our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-41 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears in our consolidated financial statements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2009) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	47	President and Chief Executive Officer
Edward L. Kuntz	63	Executive Chairman of the Board
Frank J. Battafarano	58	Chief Operating Officer
Richard A. Lechleiter	50	Executive Vice President and Chief Financial Officer
Lane M. Bowen	58	Executive Vice President and President, Health Services Division
Benjamin A. Breier	37	Executive Vice President and President, Hospital Division
Richard E. Chapman	60	Executive Vice President and Chief Administrative and Information Officer
Christopher M. Bird	44	President, Peoplefirst Rehabilitation Division
William M. Altman	49	Senior Vice President, Strategy and Public Policy
Joseph L. Landenwich	44	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Gregory C. Miller	39	Senior Vice President, Corporate Development and Financial Planning
M. Suzanne Riedman	57	Senior Vice President and General Counsel

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

Frank J. Battafarano has served as our Chief Operating Officer since March 2008. He served as our Executive Vice President from February 2005 to March 2008 and as President, Hospital Division from November 1998 to March 2008.

Richard A. Lechleiter, a certified public accountant, has served as our Executive Vice President and Chief Financial Officer since February 2005. He served as Senior Vice President and Chief Financial Officer from February 2002 to February 2005.

Lane M. Bowen has served as our Executive Vice President since February 2005 and as President, Health Services Division since October 2002.

Benjamin A. Breier has served as our Executive Vice President and President, Hospital Division since March 2008. He served as President, Peoplefirst Rehabilitation division from August 2005 to March 2008. Prior to joining us, Mr. Breier served as Senior Vice President, Operations for Concentra, Inc., a leading provider of workers compensation and occupational health services, from December 2003 to August 2005.

Richard E. Chapman has served as our Executive Vice President and Chief Administrative and Information Officer since February 2005. He served as Chief Administrative and Information Officer and Senior Vice President from January 2001 to February 2005.

Christopher M. Bird has served as our President, Peoplefirst Rehabilitation division since April 2008. Prior to joining us, Mr. Bird served as Vice President, Operations and Business Development, Outpatient Services Division with Tenet Healthcare Corp., which owns and operates acute care hospitals and related ancillary healthcare businesses, from May 2006 to April 2008. Mr. Bird served as Division Vice President, Western Division, with DaVita, Inc., a provider of dialysis services for patients suffering from chronic kidney failure, from December 2001 to April 2006.

William M. Altman, an attorney, has served as our Senior Vice President, Strategy and Public Policy since January 1, 2008. He served as Senior Vice President, Compliance and Government Programs from April 2002 to December 2007.

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

The information required by this Item, other than the information set forth above under “Executive Officers of the Registrant,” is omitted because we are filing a definitive proxy statement, which includes the required information, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. The required information contained in our proxy statement is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document
2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities, those entities listed on Schedule P thereto as selling entities and Jeffrey A. Goldshine, Douglas B. Noble, and Mary Catherine Rumsey, and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc., dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 17, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

Exhibit number	Description of document
10.1	Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, and General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.6	Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7**	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.10**	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12**	Amendment No. 4 to the Vencor, Inc. Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13**	Amendment No. 5 to Supplemental Executive Retirement Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.14**	Amendment No. 6 to Supplemental Executive Retirement Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15**	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Edward L. Kuntz. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman.

10.22**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman.

10.23**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman.

10.26**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman.

10.27**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.29**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and William M. Altman.

10.30**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and William M. Altman.

10.31**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.10 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

10.34**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

10.35**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier.

10.36**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier.

10.37**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller.

10.38**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller.

10.39**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird.

10.40**	Change-in-Control Severance Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird.

10.41	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.44	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 26, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.53	Sixth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated December 8, 2008.

10.54	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.7 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	First Amendment to Master Lease Agreement dated as of July 25, 2007 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.61 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Second Amendment to Master Lease Agreement dated as of December 5, 2007 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.62 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	Third Amendment to Master Lease Agreement dated as of September 26, 2008 by and between HCRI Massachusetts Properties Trust and HCRI Massachusetts Properties Trust II, as Lessor and Kindred Hospitals East, L.L.C., as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.60	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61**	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.62**	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.63**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.65**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

Exhibit number	Description of document
10.66**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.67**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.69**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.70**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.71**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.72**	Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.73**	Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated).

10.74	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-41 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2009	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Ackerman Joel Ackerman	Director	February 25, 2009

/s/ Ann C. Berzin Ann C. Berzin	Director	February 25, 2009

/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 25, 2009

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 25, 2009

/s/ Garry N. Garrison Garry N. Garrison	Director	February 25, 2009

/s/ Isaac Kaufman Isaac Kaufman	Director	February 25, 2009

/s/ John H. Klein John H. Klein	Director	February 25, 2009

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 25, 2009

/s/ Edward L. Kuntz Edward L. Kuntz	Executive Chairman of the Board	February 25, 2009

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2009

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 25, 2009

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues	$4,151,396	$4,179,891	$4,090,365

Salaries, wages and benefits	2,409,673	2,358,914	2,217,582
Supplies	320,410	546,075	671,857
Rent	344,952	343,717	294,186
Other operating expenses	868,026	743,497	660,731
Other income	(17,407)	(7,701)	–
Depreciation and amortization	121,413	120,421	116,182
Interest expense	15,373	17,044	13,920
Investment income	(7,101)	(16,109)	(14,491)

	4,055,339	4,105,858	3,959,967

Income from continuing operations before income taxes	96,057	74,033	130,398
Provision for income taxes	37,164	34,385	51,417

Income from continuing operations	58,893	39,648	78,981
Discontinued operations, net of income taxes:
Loss from operations	(1,832)	(9,497)	(238)
Loss on divestiture of operations	(20,776)	(77,021)	(32)

Net income (loss)	$36,285	$(46,870)	$78,711

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.56	$1.02	$2.02
Discontinued operations:
Loss from operations	(0.05)	(0.24)	(0.01)
Loss on divestiture of operations	(0.55)	(1.99)	–

Net income (loss)	$0.96	$(1.21)	$2.01

Diluted:
Income from continuing operations	$1.51	$0.99	$1.93
Discontinued operations:
Loss from operations	(0.05)	(0.23)	(0.01)
Loss on divestiture of operations	(0.53)	(1.93)	–

Net income (loss)	$0.93	$(1.17)	$1.92

Shares used in computing earnings (loss) per common share:
Basic	37,830	38,791	39,108
Diluted	38,906	39,983	40,923

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$140,795	$32,877
Cash–restricted	5,104	5,360
Insurance subsidiary investments	196,983	231,693
Accounts receivable less allowance for loss of $27,548 – 2008 and $33,305 – 2007	611,032	598,108
Inventories	22,325	22,035
Deferred tax assets	58,296	59,936
Income taxes	47,257	43,128
Other	20,843	20,510

	1,102,635	1,013,647
Property and equipment, at cost:
Land	46,388	45,768
Buildings	702,178	588,145
Equipment	572,682	499,417
Construction in progress	71,388	92,781

	1,392,636	1,226,111
Accumulated depreciation	(656,676)	(542,773)

	735,960	683,338

Goodwill	72,244	69,100
Intangible assets less accumulated amortization of $1,817 – 2008 and $1,095 – 2007	64,367	79,956
Assets held for sale	7,786	15,837
Insurance subsidiary investments	48,610	49,166
Deferred tax assets	100,751	113,854
Other	49,408	54,654

	$2,181,761	$2,079,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,246	$180,367
Salaries, wages and other compensation	281,542	261,608
Due to third party payors	33,122	41,980
Professional liability risks	55,447	64,740
Other accrued liabilities	76,832	80,663
Long-term debt and capital lease obligation due within one year	81	584

	625,270	629,942

Long-term debt	349,433	275,814
Capital lease obligation	–	15,760
Professional liability risks	187,804	186,652
Deferred credits and other liabilities	104,279	109,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 38,909 shares – 2008 and 38,339 shares – 2007	9,727	9,585
Capital in excess of par value	812,141	790,367
Accumulated other comprehensive income (loss)	(3,619)	1,250
Retained earnings	96,726	60,922

	914,975	862,124

	$2,181,761	$2,079,552

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Deferred compensation	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2005	37,331	$9,333	$673,358	$(14,228)	$(60)	$202,133	$870,536
Comprehensive income:
Net income						78,711	78,711
Net unrealized investment gains, net of income taxes					1,124		1,124

Comprehensive income							79,835
Conversion to SFAS 123R (as defined) as of January 1, 2006			(14,228)	14,228			–
Grant of non-vested restricted stock	343	86	(86)				–
Issuance of common stock in connection with employee benefit plans	111	27	1,560				1,587
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(124)	(31)	(2,549)			(765)	(3,345)
Issuance of common stock in connection with warrant exercises	8,795	2,198	140,115				142,313
Cashless warrant exercise	1,351	338	21,455			(21,793)	–
Repurchase of common stock, at cost	(7,829)	(1,957)	(125,351)			(67,002)	(194,310)
Stock-based compensation amortization			18,557				18,557
Pre-emergence deferred tax valuation allowance adjustment			79,832				79,832
Income tax benefit in connection with the issuance of common stock under employee benefit plans			391				391
Other					182		182

Balances, December 31, 2006	39,978	9,994	793,054	–	1,246	191,284	995,578
Comprehensive loss:
Net loss						(46,870)	(46,870)
Net unrealized investment gains, net of income taxes					349		349

Comprehensive loss							(46,521)
Grant of non-vested restricted stock	437	109	(109)				–
Issuance of common stock in connection with employee benefit plans	597	150	10,457			(142)	10,465
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(114)	(28)	(2,564)			(293)	(2,885)
Spin-off Transaction (as defined)						(80,220)	(80,220)
Repurchase of common stock, at cost	(2,559)	(640)	(46,520)			(2,837)	(49,997)
Stock-based compensation amortization			31,222				31,222
Pre-emergence income tax liability adjustment			2,950				2,950
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,877				1,877
Other					(345)		(345)

Balances, December 31, 2007	38,339	9,585	790,367	–	1,250	60,922	862,124
Comprehensive income:
Net income						36,285	36,285
Net unrealized investment losses, net of income taxes					(3,044)		(3,044)

Comprehensive income							33,241
Grant of non-vested restricted stock	166	41	(41)				–
Issuance of common stock in connection with employee benefit plans	504	126	9,016			(277)	8,865
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(100)	(25)	(2,326)			(53)	(2,404)
Stock-based compensation amortization			12,637				12,637
Pre-emergence income tax liability adjustment			1,385				1,385
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,103				1,103
Other					(1,825)	(151)	(1,976)

Balances, December 31, 2008	38,909	$9,727	$812,141	$–	$(3,619)	$96,726	$914,975

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$36,285	$(46,870)	$78,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,265	124,280	124,042
Amortization of stock-based compensation costs	12,637	31,222	18,557
Provision for doubtful accounts	32,336	30,093	35,149
Deferred income taxes	20,793	(9,148)	(1,976)
Loss on divestiture of discontinued operations	20,776	77,021	32
Other	1,029	(4,022)	(7,826)
Change in operating assets and liabilities:
Accounts receivable	(46,610)	(97,292)	(141,220)
Inventories and other assets	(11,489)	18,123	(10,713)
Accounts payable	(5,080)	6,804	20,805
Income taxes	9,052	11,477	(12,875)
Due to third party payors	(8,309)	14,196	1,142
Other accrued liabilities	(606)	7,499	26,156

Net cash provided by operating activities	183,079	163,383	129,984

Cash flows from investing activities:
Purchase of property and equipment	(148,677)	(186,488)	(151,074)
Acquisitions	(48,824)	(351,097)	(135,086)
Sale of assets	27,984	148,490	13,644
Purchase of insurance subsidiary investments	(121,693)	(142,897)	(215,969)
Sale of insurance subsidiary investments	119,810	151,725	230,830
Net change in insurance subsidiary cash and cash equivalents	31,064	(6,246)	(12,583)
Net change in other investments	7,002	1,514	1,668
Other	2,568	4,982	(5,860)

Net cash used in investing activities	(130,766)	(380,017)	(274,430)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,498,000	1,746,600	1,459,900
Repayment of borrowings under revolving credit	(1,424,300)	(1,600,800)	(1,330,700)
Repayment of long-term debt	(76)	(71)	(3,311)
Repayment of capital lease obligation	(16,268)	–	–
Payment of deferred financing costs	(508)	(3,059)	(1,177)
Proceeds from borrowing related to Spin-off Transaction	–	125,000	–
Issuance of common stock	8,865	10,465	143,900
Repurchase of common stock	–	(49,997)	(194,310)
Other	(10,108)	516	7,581

Net cash provided by financing activities	55,605	228,654	81,883

Change in cash and cash equivalents	107,918	12,020	(62,563)
Cash and cash equivalents at beginning of period	32,877	20,857	83,420

Cash and cash equivalents at end of period	$140,795	$32,877	$20,857

Supplemental information:
Interest payments	$14,661	$15,961	$10,689
Income tax payments	7,590	23,402	65,453
Rental payments to Ventas, Inc.	239,367	237,860	213,523

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

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals, nursing centers and other healthcare businesses to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 3 and 4.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. The Company evaluates and updates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in its evaluation, as considered necessary. Actual amounts may differ from those estimates.

Impact of recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies that share-based payment awards that entitle the holder to receive nonforfeitable dividends before vesting would be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per common share. The provisions of EITF 03-6-1 will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s earnings per common share calculation.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R will be applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company cannot determine the impact that SFAS 141R will have on its business, financial position, results of operations or liquidity. However, any business combination entered into after the adoption may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” which will change the accounting and reporting for minority interests. SFAS 160 will recharacterize minority interests as noncontrolling interests and they will be classified as a component of stockholders’ equity. The new consolidation method will significantly change the accounting for transactions with minority-interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Accordingly, the Company deferred the adoption of SFAS 157-2 until January 2009. The provisions of SFAS 157 apply to assets and liabilities, including investments, loans and transfers (including sales and securitizations) of financial assets, derivatives, financial liabilities, and other various financial assets and liabilities. The adoption of SFAS 157 did not, and SFAS 157-2 is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3 (“SFAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157-3 is effective upon issuance and did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Impact of recent accounting pronouncements (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2008
	Fair value measurements			Assets/ liabilities at fair value
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$35,960	$104,688	$–	$140,648
Deposits held in money market funds	124,539	–	–	124,539

	$160,499	$104,688	$–	$265,187

Liabilities	$–	$–	$–	$–

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, U.S. Treasury notes, equities and commercial paper. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $104.9 million, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

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

The estimated fair value of the Company’s long-term debt at December 31, 2008 and 2007 approximated the respective carrying amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These changes did not have any impact on the Company’s business, financial position, results of operations or liquidity.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid and other third party payors.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Revenues (Continued)

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Medicare	$1,755,332	$1,865,380	$1,896,201
Medicaid	1,107,457	1,094,269	1,054,415
Other third parties	1,557,270	1,541,064	1,487,303

	4,420,059	4,500,713	4,437,919
Eliminations:
Rehabilitation	(268,663)	(236,539)	(212,044)
Pharmacy	–	(84,283)	(135,510)

	(268,663)	(320,822)	(347,554)

	$4,151,396	$4,179,891	$4,090,365

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance subsidiary investments

The Company maintains investments for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value. The fair value of publicly traded debt and equity securities and money market funds are based upon quoted market prices or observable inputs such as interest rates using either a market or income valuation approach. The Company’s insurance subsidiary investments are classified in the accompanying consolidated balance sheet based upon their expected maturities. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

The Company follows the guidance provided by EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to assess whether the Company’s investments with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are determined using the specific identification method and are reported in the Company’s statement of operations. See Note 10.

Accounts receivable

Accounts receivable consist primarily of amounts due from the Medicare and Medicaid programs, other government programs, managed care health plans, commercial insurance companies and individual patients and customers. Estimated provisions for doubtful accounts are recorded to the extent it is probable that a portion or all of a particular account will not be collected.

In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including the age of the accounts, changes in collection patterns, the composition of patient accounts by payor type, the status of ongoing disputes with third party payors and general industry conditions. Actual collections of accounts

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Accounts receivable (Continued)

receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of change.

The provision for doubtful accounts totaled $31.2 million for 2008, $27.0 million for 2007 and

$31.3 million for 2006. During 2007, the Company recorded a $5.9 million charge related to accounts receivable for certain hospitals acquired in 2006.

Inventories

Inventories consist primarily of pharmaceutical and medical supplies and are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $120.5 million for 2008, $115.9 million for 2007 and $111.0 million for 2006. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was $2.9 million, $2.6 million and $0.9 million, respectively. Repairs and maintenance are expensed as incurred.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

A summary of goodwill follows (in thousands):

	Hospital division	Health services division	Rehabilitation division	Pharmacy division	Total
Balances, December 31, 2006	$62,613	$–	$–	$45,239	$107,852
Commonwealth Transaction (as defined)	4,985	–	–	–	4,985
Acquisitions	–	639	863	580	2,082
Spin-off Transaction	–	–	–	(45,819)	(45,819)

Balances, December 31, 2007	67,598	639	863	–	69,100
Acquisitions	–	–	1,165	–	1,165
Other	979	–	1,000	–	1,979

Balances, December 31, 2008	$68,577	$639	$3,028	$–	$72,244

In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Also, in the fourth quarter of 2008, the market value of the Company’s common stock declined significantly below book equity value. The decline was generally attributable to the Company’s announcement of weaker than expected third quarter operating results (particularly in its hospital division) and the related reduction in the Company’s earnings outlook for the fourth quarter of 2008 and fiscal 2009 as compared with investor expectations. In addition, the deterioration in the debt and equity markets resulting from weak global economic conditions also may have contributed to the decline in the market value of the Company’s common stock. The significant difference between book equity value and the market value of the Company’s common stock at December 31, 2008 was an indication that the carrying value of the Company’s goodwill may have been impaired.

The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. Because the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, and rehabilitation services.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets in each of the last three years, no impairment charges were recorded in connection with the Company’s annual impairment tests.

Since quoted market prices for the Company’s reporting units are not available, the Company applied judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relied on widely accepted valuation techniques, including equally weighted discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

The Company’s analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. The Company’s conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in the Company’s industry, the significant improvements in the Company’s fourth quarter operating results and consideration of the Company’s updated business expectations. These results significantly exceeded both the Company’s third quarter results and fourth quarter expectations (particularly in its hospital division) and represent information not available to investors in determining the market value of the Company’s common stock at December 31, 2008.

The Company performed sensitivity analyses on its estimated fair value for each of its reporting units. Two key assumptions in the Company’s fair value estimate are the weighted average cost of capital used for discounting its cash flow estimates and the market multiple applied to operating performance. At December 31, 2008, the fair value of each reporting unit exceeded its carrying value, and the excess approximated $476 million for hospitals, $70 million for nursing centers and $158 million for rehabilitation services. The Company noted that an increase of 100 basis points in the weighted average cost of capital would decrease the fair value by approximately $80 million for hospitals, $21 million for nursing centers and $11 million for rehabilitation services, and would not result in an impairment of goodwill attributable to any of the reporting units. A decrease of 100 basis points in the market multiple applied to operating results would decrease the fair value by approximately $90 million for hospitals, $62 million for nursing centers and $12 million for rehabilitation services, and would not result in an impairment of goodwill attributable to any of the reporting units.

The fair values of the Company’s indefinite lived intangible assets, primarily hospital certificates of need, are estimated using an excess earnings method, a form of discounted cash flow, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business operation. The fair values of the Company’s indefinite lived intangible assets are derived from projections which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2008, the fair value of the Company’s hospital certificates of need intangible assets exceeded its carrying value by approximately $15 million. The Company noted that an increase of 100 basis points in the weighted average cost of capital would decrease the fair value by approximately $8 million, and would not result in an impairment of the hospital certificates of need intangible assets.

Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2008, continued declines in the value of the Company’s common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of the

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

Company’s reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

The Company’s other intangible assets include both finite and indefinite lived intangible assets. The Company’s other intangible assets with finite lives are amortized under SFAS 142 using the straight-line method over their estimated useful lives ranging from one to five years. A summary of intangible assets at December 31 follows (in thousands):

	2008				2007
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Employment contract	$141	$(58)	$83	1 year	$37	$(21)	$16	1 year
Non-current:
Certificates of need (indefinite life)	61,856	–	61,856		77,080	–	77,080
Customer relationship assets	1,044	(310)	734	4 years	1,044	(62)	982	4 years
Non-compete agreements	2,834	(1,507)	1,327	5 years	2,927	(1,033)	1,894	5 years
Medicare license (indefinite life)	450	–	450		–	–	–

	66,184	(1,817)	64,367		81,051	(1,095)	79,956

	$66,325	$(1,875)	$64,450		$81,088	$(1,116)	$79,972

During 2008, a certificate of need intangible asset totaling $15.2 million was determined to be fully impaired upon the decision to close a long-term acute care (“LTAC”) hospital in Massachusetts. See Note 3.

Amortization expense computed by the straight-line method totaled $0.9 million for 2008, $4.5 million for 2007 and $5.2 million for 2006. Amortization expense for intangible assets transferred to PharMerica (as defined) in connection with the Spin-off Transaction totaled $2.4 million for 2007 and $3.4 million for 2006.

Estimated annual amortization expense for intangible assets at December 31, 2008 will approximate $0.9 million, $0.8 million, $0.3 million, $0.1 million and zero for the years 2009, 2010, 2011, 2012 and 2013, respectively.

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns. Provisions for loss related to

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Insurance risks (Continued)

workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 4 and 9.

Earnings (loss) per common share

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of warrants, stock options and non-vested restricted stock. See Note 6.

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 14.

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

In addition to the pharmacy services contracts noted above, the Company also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters. The Company recorded $17.4 million and $7.7 million in other income in 2008 and 2007, respectively, related to the information systems and transition services agreements.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – SPIN-OFF TRANSACTION (Continued)

A summary of the net assets of KPS which were transferred to PharMerica in the Spin-off Transaction follows (in thousands):

Assets:
Current assets	$140,934
Property and equipment, net	24,008
Goodwill	45,819
Intangible assets, net	35,655
Other long-term assets	19,370	$265,786

Liabilities:
Current liabilities	$56,024
Long-term debt	125,000
Other long-term liabilities	4,542	185,566

Net assets transferred in 2007		80,220
Deferred income tax assets transferred in 2008		151

Total net assets transferred through 2008		$80,371

The net assets transferred by the Company were recorded as a reduction to retained earnings.

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

2008 divestitures

In September 2008, the Company purchased for resale a LTAC hospital in Massachusetts for $22.3 million that was previously leased. The Company recorded a pretax loss of $36.9 million ($22.7 million net of income taxes) in 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($17.3 million) and other costs ($4.4 million). The impairments were a result of the Company’s decision to acquire the real estate for resale, close the hospital and relinquish the licensed beds to the Commonwealth of Massachusetts.

In September 2008, the Company also announced its intention to dispose of a LTAC hospital in California and its related operations. The hospital operations have been closed but the Company continues to operate a co-located 64-bed skilled nursing unit. The Company recorded a pretax loss of $7.4 million ($4.6 million net of income taxes) during 2008 related to the impairment of the hospital’s building and equipment. The impairment of the building and equipment was a result of the Company’s voluntary termination of its participation in the Medicare program.

These two hospitals generated pretax losses of approximately $8 million in each of 2008 and 2007, and

$5 million in 2006. The Company expects to dispose of these two hospitals in 2009 and generate approximately $8 million in proceeds from the sales.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DIVESTITURES (Continued)

2008 divestitures (Continued)

The Company also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

2007 divestitures

In June 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas, Inc. (“Ventas”) for $171.5 million (the “Facility Acquisitions”). In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax income of approximately $3 million in 2008 and pretax losses of approximately $4 million in 2007 and $10 million in 2006.

During 2007 and 2008, the Company sold the Ventas Facilities for approximately $95 million. The Company recorded a pretax gain of $10.5 million ($6.5 million net of income taxes) during 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to sale of the Ventas Facilities.

In January 2007, the Company acquired from HCP, Inc., formerly known as Health Care Property Investors, Inc. (“HCP”), the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate these hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of approximately $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of approximately $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. During 2007, the Company sold all of the nursing centers acquired in the HCP Transaction and received proceeds of $77.9 million. These 11 nursing centers, which contained 1,754 licensed beds, generated pretax losses of approximately $4 million for 2007 and $1 million for 2006. In addition, the Company terminated a nursing center lease with another landlord during 2007. The Company recorded a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

In accordance with SFAS 144, assets not sold at December 31, 2008 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with SFAS 144, the divestiture of unprofitable businesses discussed in Notes 1 and 3 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2008, the Company held for sale two hospitals.

Discontinued operations included a favorable pretax adjustment of $9.7 million ($6.0 million net of income taxes) in 2008, a pretax charge of approximately $1.5 million ($0.9 million net of income taxes) in 2007 and a favorable pretax adjustment of $19.3 million ($11.8 million net of income taxes) in 2006, resulting from changes in estimates for professional liability reserves related to prior years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues	$42,578	$202,763	$288,011

Salaries, wages and benefits	28,057	117,892	157,590
Supplies	4,541	14,869	19,698
Rent	2,882	10,091	26,223
Other operating expenses	9,231	71,538	77,042
Depreciation	852	3,859	7,860
Interest expense	2	6	1
Investment income	(8)	(51)	(15)

	45,557	218,204	288,399

Loss from operations before income taxes	(2,979)	(15,441)	(388)
Income tax benefit	(1,147)	(5,944)	(150)

Loss from operations	(1,832)	(9,497)	(238)
Loss on divestiture of operations, net of income taxes	(20,776)	(77,021)	(32)

	$(22,608)	$(86,518)	$(270)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues:
Hospital division:
Hospitals	$33,687	$59,726	$64,013
Ancillary services	–	–	2

	33,687	59,726	64,015
Health services division	8,891	143,037	223,996

	$42,578	$202,763	$288,011

Operating income (loss):
Hospital division:
Hospitals	$(5,470)	$(334)	$4,811
Ancillary services	–	–	1

	(5,470)	(334)	4,812
Health services division	6,219	(1,202)	28,869

	$749	$(1,536)	$33,681

Rent:
Hospital division:
Hospitals	$2,858	$4,388	$5,060
Ancillary services	–	–	–

	2,858	4,388	5,060
Health services division	24	5,703	21,163

	$2,882	$10,091	$26,223

Depreciation:
Hospital division:
Hospitals	$852	$1,544	$2,078
Ancillary services	–	–	–

	852	1,544	2,078
Health services division	–	2,315	5,782

	$852	$3,859	$7,860

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2008	2007
Long-term assets:
Property and equipment, net	$7,730	$15,595
Other	56	242

	7,786	15,837
Current liabilities (included in other accrued liabilities)	(111)	(717)

	$7,675	$15,120

NOTE 5 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values.

2008 acquisitions

During 2008, the Company acquired four previously leased nursing centers for $23.9 million. Annual rents associated with these facilities approximated $2.6 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

2007 acquisitions

During 2007, the Company acquired eight previously leased nursing centers and one previously leased hospital for $112.5 million. Annual rents associated with these facilities approximated $9.6 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

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

Unaudited pro formas related to acquired new businesses have not been presented as the acquisitions are not material, either individually or in the aggregate.

Commonwealth Transaction

In February 2006, the Company acquired the operations of the LTAC hospitals, nursing centers and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates (the “Commonwealth Transaction”). The Commonwealth Transaction was financed primarily through the use of the Company’s revolving credit facility. Goodwill recorded in connection with the Commonwealth Transaction aggregated $38.7 million. The purchase price also included identifiable intangible assets of $75.9 million related

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACQUISITIONS (Continued)

Commonwealth Transaction (Continued)

to the value of acquired certificates of need with indefinite lives and other intangible assets of $5.2 million which will be amortized over approximately three years. The net cash paid through December 31, 2008 included approximately $0.3 million of contingent consideration which continues to be held in escrow. During 2008 and 2007, a portion of the contingent consideration previously held in escrow was settled, resulting in an increase of $1 million and $6 million, respectively, in goodwill. The Company has asserted various claims against the sellers under the acquisition agreement that may result in changes in the allocation of the purchase price.

A summary of the Commonwealth Transaction follows (in thousands):

Fair value of assets acquired, including goodwill and other intangible assets	$130,453
Fair value of liabilities assumed	(6,763)

Net cash paid through December 31, 2006	123,690
Additional payment of transaction costs during 2007	12

Net cash paid through December 31, 2008	$123,702

The unaudited pro forma effect of the Commonwealth Transaction assuming the transaction occurred on January 1, 2006 follows (in thousands, except per share amounts):

Year ended December 31, 2006
Revenues	$4,130,156
Income from continuing operations	79,008
Net income	78,738

Earnings per common share:
Basic:
Income from continuing operations	$2.02
Net income	$2.01
Diluted:
Income from continuing operations	$1.93
Net income	$1.92

Unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Commonwealth Transaction for the period presented.

Pharmacy acquisitions

During 2006, the Company acquired three institutional pharmacy businesses for an aggregate cost of $15.3 million. These acquisitions were financed primarily through the use of operating cash flows.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of the earnings (loss) per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Earnings (loss):
Income from continuing operations	$58,893	$39,648	$78,981
Discontinued operations, net of income taxes:
Loss from operations	(1,832)	(9,497)	(238)
Loss on divestiture of operations	(20,776)	(77,021)	(32)

Net income (loss)	$36,285	$(46,870)	$78,711

Shares used in the computation:
Weighted average shares outstanding – basic computation	37,830	38,791	39,108
Dilutive effect of certain securities:
Warrants	–	–	1,119
Employee stock options	567	767	450
Non-vested restricted stock	509	425	246

Adjusted weighted average shares outstanding – diluted computation	38,906	39,983	40,923

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.56	$1.02	$2.02
Discontinued operations:
Loss from operations	(0.05)	(0.24)	(0.01)
Loss on divestiture of operations	(0.55)	(1.99)	–

Net income (loss)	$0.96	$(1.21)	$2.01

Diluted:
Income from continuing operations	$1.51	$0.99	$1.93
Discontinued operations:
Loss from operations	(0.05)	(0.23)	(0.01)
Loss on divestiture of operations	(0.53)	(1.93)	–

Net income (loss)	$0.93	$(1.17)	$1.92

Number of antidilutive stock options and non-vested restricted stock excluded from shares used in the diluted earnings (loss) per share computation	1,310	149	2,179

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2008, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead. The accounting policies of each of the segments are the same and are described in Note 1.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $5.1 million for the hospital division, $4.3 million for the health services division and $1.2 million for the rehabilitation division for the year ended December 31, 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for 2007 included the results of the Company’s former pharmacy division for seven months. For accounting purposes, the Company’s former pharmacy division was not treated as a discontinued operation in the Company’s historical consolidated financial statements. See Note 2.

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenues:
Hospital division	$1,837,322	$1,727,419	$1,665,885
Health services division	2,155,417	2,014,786	1,819,320
Rehabilitation division	427,320	352,397	300,106
Pharmacy division	–	406,111	652,608

	4,420,059	4,500,713	4,437,919
Eliminations:
Rehabilitation	(268,663)	(236,539)	(212,044)
Pharmacy	–	(84,283)	(135,510)

	(268,663)	(320,822)	(347,554)

	$4,151,396	$4,179,891	$4,090,365

Income from continuing operations:
Operating income (loss):
Hospital division	$345,367	$365,068	$383,802
Health services division	326,932	296,749	241,852
Rehabilitation division	38,071	34,526	30,362
Pharmacy division	–	17,557	48,461
Corporate:
Overhead	(133,019)	(167,717)	(157,157)
Insurance subsidiary	(6,657)	(7,077)	(7,125)

	(139,676)	(174,794)	(164,282)

Operating income	570,694	539,106	540,195
Rent	(344,952)	(343,717)	(294,186)
Depreciation and amortization	(121,413)	(120,421)	(116,182)
Interest, net	(8,272)	(935)	571

Income before income taxes	96,057	74,033	130,398
Provision for income taxes	37,164	34,385	51,417

	$58,893	$39,648	$78,981

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2008	2007	2006
Rent:
Hospital division	$146,316	$139,875	$117,609
Health services division	192,891	194,547	167,013
Rehabilitation division	5,555	4,641	3,697
Pharmacy division	–	4,325	5,554
Corporate	190	329	313

	$344,952	$343,717	$294,186

Depreciation and amortization:
Hospital division	$48,150	$40,958	$45,045
Health services division	50,036	50,662	38,251
Rehabilitation division	1,965	1,176	533
Pharmacy division	–	6,510	8,835
Corporate	21,262	21,115	23,518

	$121,413	$120,421	$116,182

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$69,217	$95,084	$70,154
Health services division	50,093	46,940	41,229
Rehabilitation division	1,162	2,037	603
Pharmacy division	–	4,115	9,851
Corporate:
Information systems	26,363	24,431	28,146
Other	1,842	13,881	1,091

	$148,677	$186,488	$151,074

	December 31, 2008	December 31, 2007
Assets at end of period:
Hospital division	$847,394	$846,429
Health services division	574,710	550,525
Rehabilitation division	45,733	30,751
Corporate	713,924	651,847

	$2,181,761	$2,079,552

Goodwill:
Hospital division	$68,577	$67,598
Health services division	639	639
Rehabilitation division	3,028	863

	$72,244	$69,100

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES

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

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$20,040	$36,392	$46,686
State	3,577	5,917	9,345

	23,617	42,309	56,031
Deferred	13,547	(7,924)	(4,614)

	$37,164	$34,385	$51,417

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Income tax expense at federal rate	$33,620	$25,912	$45,639
State income tax expense, net of federal income tax expense	3,362	2,590	4,565
Spin-off Transaction costs	(17)	4,829	–
Prior year contingencies	(2,104)	(2,296)	(2,697)
Other items, net	2,303	3,350	3,910

	$37,164	$34,385	$51,417

A summary of net deferred income tax assets by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2008	2007
Property and equipment	$18,749	$27,601
Insurance	48,034	48,608
Accounts receivable allowances	21,204	25,567
Compensation	40,072	38,279
Net operating losses	–	3,956
Assets held for sale	10,250	14,009
Other	22,278	27,098

	160,587	185,118
Valuation allowance	(1,540)	(11,328)

	$159,047	$173,790

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

Deferred income taxes totaling $58.3 million and $59.9 million at December 31, 2008 and 2007, respectively, were classified as current assets, and deferred income taxes totaling $100.7 million and $113.9 million at December 31, 2008 and 2007, respectively, were classified as noncurrent assets.

In 2006, the Company reached a settlement with the Internal Revenue Service (the “IRS”) related to all disputed federal income tax issues for fiscal 2000 and 2001. In connection with the settlement, the Company paid $2.9 million of employer payroll taxes to the IRS in 2007. Because of fresh-start accounting rules related to the Company’s reorganization in 2001, the settlement of these pre-reorganization income tax matters had no impact on earnings in 2006.

After the Company’s emergence from bankruptcy, the realization of pre-reorganization deferred tax assets (amounts which had been considered “more likely than not” to be realized by the Company) and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $1.4 million in 2008, $3.0 million in 2007 and $79.8 million in 2006 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability. Following the effective date of SFAS 141R, adjustments to pre-emergence unrecognized income tax benefits of $3 million will be recorded to earnings.

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

The Company had no NOLs at December 31, 2008. The Company had NOLs of $10.3 million (after the conclusion of the Company’s 2000 and 2001 federal tax examinations and the reductions in the attributes discussed above) at December 31, 2007. A deferred tax valuation allowance of $2.3 million related to NOLs was recorded at December 31, 2007.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the 2007 and 2008 activity related to unrecognized tax benefits follows (in thousands):

Balance, January 1, 2007	$7,419
Additions related to prior period tax filings	4,715
Reductions due to lapses of applicable statute of limitations	(2,921)

Balance, December 31, 2007	9,213
Additions based upon tax positions related to the current year	2,796
Reductions due to lapses of applicable statute of limitations	(2,456)

Balance, December 31, 2008	$9,553

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

FIN 48 (Continued)

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.8 million as of December 31, 2008 and $1.5 million as of December 31, 2007.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact the Company’s results of operations approximates $9.6 million.

The federal statute of limitations remains open for tax years 2005 through 2008. The IRS currently has no open examinations.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state income tax impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

During 2009, the statutes of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction in the Company’s income tax liability of up to approximately $2 million for unrecognized income tax benefits and up to $1 million of accrued interest is reasonably possible and may favorably impact the Company’s financial position and results of operations.

NOTE 9 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through a wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Note 4.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Professional liability:
Continuing operations	$34,190	$36,834	$52,194
Discontinued operations	(7,360)	12,526	(1,958)

Workers compensation:
Continuing operations	$30,721	$37,861	$35,402
Discontinued operations	550	2,701	3,896

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2008			2007
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$109,494	$87,489	$196,983	$127,017	$104,676	$231,693
Reinsurance recoverables	89	–	89	4,334	–	4,334

	109,583	87,489	197,072	131,351	104,676	236,027
Non-current:
Insurance subsidiary investments	48,610	–	48,610	49,166	–	49,166
Reinsurance recoverables	17,167	–	17,167	4,530	–	4,530
Deposits	2,000	1,466	3,466	6,250	1,455	7,705
Other	–	142	142	–	261	261

	67,777	1,608	69,385	59,946	1,716	61,662

	$177,360	$89,097	$266,457	$191,297	$106,392	$297,689

Liabilities:
Allowance for insurance risks:
Current	$55,447	$25,348	$80,795	$64,740	$26,144	$90,884
Non-current	187,804	57,993	245,797	186,652	63,132	249,784

	$243,251	$83,341	$326,592	$251,392	$89,276	$340,668

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 3% for the 2008 policy year and 5% for all prior policy years. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $251.8 million at December 31, 2008 and $263.8 million at December 31, 2007.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, asset backed securities, corporate bonds, U.S. Treasury notes, equities and commercial paper for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follow (in thousands):

	2008				2007
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$118,148	$–	$–	$118,148	$149,212	$–	$–	$149,212
Asset backed securities	59,509	886	(292)	60,103	52,098	444	(33)	52,509
Corporate bonds	35,110	314	(698)	34,726	35,824	126	(215)	35,735
U.S. Treasury notes	11,760	152	–	11,912	6,141	445	–	6,586
Equities	13,750	402	(3,307)	10,845	14,498	2,278	(886)	15,890
Commercial paper	9,825	34	–	9,859	20,912	15	–	20,927

	$248,102	$1,788	$(4,297)	$245,593	$278,685	$3,308	$(1,134)	$280,859

(a)	Includes $13.2 million and $9.3 million of money market funds at December 31, 2008 and 2007, respectively.

The fair value by maturity periods at December 31, 2008 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates. Expected maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations prior to the stated maturity date.

(In thousands)	Expected maturities	Contractual maturities
Within one year	$186,138	$177,463
One year to five years	46,758	55,433
After five years	1,852	1,852
Equities	10,845	10,845

	$245,593	$245,593

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Interest income	$8,107	$12,405	$10,894
Net amortization of premium and accretion of discount	(141)	818	864
Gains on sale of investments	1,244	1,350	846
Losses on sale of investments	(194)	(106)	(249)
Other-than-temporary impairment on investments	(2,311)	–	–
Investment expenses	(242)	(263)	(222)

	$6,463	$14,204	$12,133

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2008 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Asset backed securities	$8,008	$169	$476	$123	$8,484	$292
Corporate bonds	11,950	204	7,157	494	19,107	698
U.S. Treasury notes	–	–	–	–	–	–
Equities	5,304	2,072	2,009	1,235	7,313	3,307
Commercial paper	–	–	–	–	–	–

	$25,262	$2,445	$9,642	$1,852	$34,904	$4,297

As of December 31, 2008, the unrealized losses on asset backed securities and corporate bonds totaling $1.0 million were due generally to changes in interest rates. The unrealized losses on equities totaling $3.3 million were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are the result of temporary interest rate and market fluctuations.

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

The Company considered the severity and duration of its unrealized losses during 2008 and recognized

$2.3 million pretax other-than-temporary impairments in 2008 for investments in the financial services industry held in its insurance subsidiary investment portfolio. Because the Company considers the remaining unrealized losses at December 31, 2008 to be temporary, the Company has not recorded any additional impairment loss related to these securities.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2008	2007	2006
Hospital division:
Buildings:
Ventas	$86,871	$84,358	$71,171
Other landlords	34,089	30,210	22,329
Equipment	25,356	25,307	24,109

	146,316	139,875	117,609
Health services division:
Buildings:
Ventas	150,361	145,916	127,263
Other landlords	39,959	45,697	36,965
Equipment	2,571	2,934	2,785

	192,891	194,547	167,013
Rehabilitation division:
Buildings	161	84	74
Equipment	5,394	4,557	3,623

	5,555	4,641	3,697
Pharmacy division:
Buildings	–	3,705	4,739
Equipment	–	620	815

	–	4,325	5,554
Corporate:
Buildings	155	285	277
Equipment	35	44	36

	190	329	313

	$344,952	$343,717	$294,186

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2009	$242,853	$70,115	$312,968
2010	162,009	66,136	228,145
2011	122,494	62,921	185,415
2012	124,309	58,073	182,382
2013	41,640	57,192	98,832
Thereafter	–	291,381	291,381

At December 31, 2008, the Company leased from Ventas and its affiliates 38 LTAC hospitals and 165 nursing centers under four Master Lease Agreements (the “Master Lease Agreements”).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Under the Master Lease Agreements, the leases for 87 nursing centers and 22 LTAC hospitals (which are contained in ten renewal bundles) are scheduled to expire in April 2010 (the “2010 Leases”) and the leases for 29 nursing centers and eight LTAC hospitals (which are contained in four renewal bundles) are scheduled to expire in April 2013 (the “2013 Leases”).

At the Company’s option, the 2010 Leases and 2013 Leases may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If the Company elects to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed. The renewal notices for the 2010 Leases may be delivered to Ventas between November 1, 2008 and April 29, 2009. The renewal notices for the 2013 Leases may be delivered to Ventas between November 1, 2011 and April 29, 2012.

In October 2006, Ventas exercised a one-time right to reset rent under each of the Master Lease Agreements. These new aggregate annual rents of approximately $239 million (including the Ventas Facilities) became effective retroactively to July 19, 2006 and were determined as fair market rentals by the final independent appraisers engaged in connection with the rent reset process under the Master Lease Agreements. Aggregate annual rents prior to the rent reset approximated $206 million (including the Ventas Facilities). As required, Ventas paid the Company a reset fee of approximately $4.6 million that will be amortized as a reduction of rent expense over the remaining original terms of the Master Lease Agreements. In connection with the exercise of the rent reset, the new annual rents were allocated among the facilities subject to the Master Lease Agreements in accordance with the determinations made by the final appraisers during the rent reset process. The new contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The new contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2008, the contingent annual rent escalator for Master Lease Agreement No. 2 was 4%. Prior to the rent reset, the contingent annual Ventas rent escalator under each Master Lease Agreement was 3.5%.

NOTE 12 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Capitalization

A summary of long-term debt and capital lease obligation at December 31 follows (in thousands):

	2008	2007
Revolving credit facility due 2012	$348,700	$275,000
Capital lease obligation due 2027 (8.04% discount rate)	–	16,268
Other	814	890

Total debt, average life of 4 years (weighted average rate 3.3%)	349,514	292,158
Amounts due within one year	(81)	(584)

Long-term debt and capital lease obligation	$349,433	$291,574

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.25% to 2.00% or (b) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate.

In July 2007, the Company completed certain amendments to its revolving credit facility. Under the terms of the revolving credit facility as amended, the aggregate amount of the credit was increased to $500 million. The credit may be increased to $600 million at the Company’s option subject to lender approval and certain other conditions. The term of the revolving credit facility was extended by an additional three years until July 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION (Continued)

Capitalization (Continued)

The revolving credit facility also establishes permitted acquisitions and certain investments by the Company at $500 million in the aggregate and allows for up to $150 million of certain restricted payments including, among other things, the repurchase of common stock and payment of cash dividends.

The revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The revolving credit facility constitutes a working capital facility for general corporate purposes and permitted acquisitions and investments in healthcare facilities and companies up to certain limits. The terms of the revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at December 31, 2008.

Despite the recent turmoil within the financial markets nationally and globally, the Company is not aware of any individual lender limitations to extend credit under its revolving credit facility. However, the obligations of each of the lending institutions in the Company’s revolving credit facility is separate and the availability of future borrowings under the Company’s revolving credit facility could be impacted by the ongoing volatility and disruptions in the financial credit markets or other events.

Other Information

In April 2008, the Company repaid a capital lease obligation of $16.3 million in connection with a purchase option under a hospital lease agreement.

The following table summarizes scheduled maturities of long-term debt for the years 2009 through 2013 (in thousands):

	Revolving credit facility	Other	Total
2009	$–	$81	$81
2010	–	86	86
2011	–	91	91
2012	348,700	96	348,796
2013	–	102	102

The estimated fair value of the Company’s long-term debt at December 31, 2008 and 2007 approximated the respective carrying amounts.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – CONTINGENCIES (Continued)

Professional liability risks – The Company has provided for loss for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 4 and 9.

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

NOTE 14 – CAPITAL STOCK

The Company’s shareholders approved an additional 1.5 million shares of common stock in May 2008 that could be issued under the Company’s incentive compensation plans.

Plan descriptions

The Company maintains plans under which approximately ten million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 2,201,688, 1,309,470 and 1,663,490 at December 31, 2008, 2007 and 2006, respectively.

Stock options

The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	2.80%	4.46%	4.62%
Expected dividend yield	None	None	None
Expected term	5 years	6 years	5 years
Expected volatility	40%	47%	51%
Weighted average fair value at grant date	$9.05	$12.51	$11.03

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Stock options (Continued)

The expected term represents the period of time that stock options granted are estimated to be outstanding and was determined using the simplified method under SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” The expected volatility is based upon the historical prices of the Company’s common stock. An estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest.

At December 31, 2008, unearned compensation costs related to non-vested stock options aggregated $2.6 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $3.5 million ($2.9 million net of income taxes) for the year ended December 31, 2008, $16.1 million ($12.4 million net of income taxes) for the year ended December 31, 2007 and $7.4 million ($6.2 million net of income taxes) for the year ended December 31, 2006. Compensation expense for the year ended December 31, 2007 included $11.7 million related to the adjustment of stock options in connection with the Spin-off Transaction.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2007	3,562,352	$4.89 to $28.41	$17.93
Granted	355,667	11.53 to 25.83	24.34
Exercised	(535,785)	4.89 to 23.80	18.28
Canceled	(53,440)	4.89 to 25.83	17.76

Balances, December 31, 2008	3,328,794	$4.89 to $28.41	$18.56

As a result of the Spin-off Transaction, adjustments to outstanding stock options as of July 31, 2007 were made in accordance with IRS guidelines which resulted in changes to both the number of shares subject to the stock option and the exercise price.

The intrinsic value of the stock options exercised during 2008, 2007 and 2006 approximated $5.7 million, $9.1 million and $1.2 million, respectively. Cash received from stock option exercises in 2008, 2007 and 2006 totaled $8.9 million, $10.5 million and $1.6 million, respectively.

A summary of stock options outstanding at December 31, 2008 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2008	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2008	Weighted average exercise price
$4.89 to $8.44	289,142	4 years	$7.99	289,142	$7.99
$11.53 to $15.29	739,027	4 years	13.72	704,027	13.83
$16.81 to $22.72	1,155,674	5 years	18.52	790,407	18.87
$23.25 to $28.41	1,144,951	4 years	24.39	836,185	23.86

	3,328,794	4 years	18.56	2,619,761	17.91

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2008 approximated $1.7 million each.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Service-based restricted shares

At December 31, 2008, unearned compensation costs related to non-vested service-based restricted shares aggregated $6.9 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to these awards approximated $9.1 million ($5.6 million net of income taxes) for the year ended December 31, 2008, $15.1 million ($9.3 million net of income taxes) for the year ended December 31, 2007 and $11.2 million ($6.9 million net of income taxes) for the year ended December 31, 2006. Compensation expense for the year ended December 31, 2007 included $3.9 million in connection with the Spin-off Transaction.

A summary of non-vested service-based restricted shares follows:

	Non-vested restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2007	942,780	$30.95
Granted	182,859	24.98
Vested	(342,576)	30.41
Canceled	(16,372)	28.20

Balances, December 31, 2008	766,691	$29.82

The fair value of restricted shares vested during 2008, 2007 and 2006 was $8.0 million, $9.0 million and $10.8 million, respectively.

Performance-based restricted shares

During 2008, performance-based restricted shares were granted totaling 142,359 shares in which the awards vest over a three year period based upon the attainment of various performance measures in each performance period. No material compensation costs were recorded in 2008 for these awards because none of the performance measures for the 2008 performance period were attained.

Stock repurchases

In August 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, the Company expended $50 million to purchase approximately 2.6 million shares of its common stock. The Company did not purchase any common stock in 2008 and the authorization expired during 2008.

During 2005 and 2006, the Company repurchased approximately 3.8 million shares of its common stock in the open market at an aggregate cost of $100.0 million. The Company financed these repurchases from both operating cash flows and borrowings under its revolving credit facility.

Common stock repurchases are accounted for as constructive retirements in accordance with the allocation method under paragraph 12 of Accounting Principles Board Opinion No. 6, “Status of Accounting Research Bulletins,” which provides that any excess of the purchase price over par value may be allocated between capital surplus and retained earnings.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Warrants

In connection with the exercise of the Company’s Series A warrants and Series B warrants in April 2006, the Company issued approximately 10.1 million shares of common stock and received net proceeds of $142.3 million. These proceeds were used to repurchase approximately 5.8 million shares of the Company’s common stock in the open market in 2006.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $9.5 million for 2008, $9.4 million for 2007 and $10.8 million for 2006. Amounts equal to retirement plan expense are funded annually.

NOTE 16 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2008	2007
Patient accounts	$34,511	$37,131
Taxes other than income	27,472	26,234
Other	14,849	17,298

	$76,832	$80,663

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	2008		2007
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$140,795	$140,795	$32,877	$32,877
Cash–restricted	5,104	5,104	5,360	5,360
Insurance subsidiary investments	245,593	245,593	280,859	280,859
Tax refund escrow investments	216	216	213	213
Long-term debt, including amounts due within one year	349,514	349,503	275,890	275,878

NOTE 18 – LITIGATION

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations and sanctions arising in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

	2008 (a)
	First	Second	Third	Fourth
Revenues	$1,048,523	$1,041,911	$1,010,680	$1,050,282
Net income (loss):
Income from continuing operations	16,507	19,807	786	21,793
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,817)	(858)	12	831
Gain (loss) on divestiture of operations	–	2,712	(22,058)	(1,430)
Net income (loss)	14,690	21,661	(21,260)	21,194
Earnings (loss) per common share:
Basic:
Income from continuing operations	0.44	0.52	0.02	0.57
Discontinued operations:
Income (loss) from operations	(0.05)	(0.02)	–	0.02
Gain (loss) on divestiture of operations	–	0.07	(0.58)	(0.04)
Net income (loss)	0.39	0.57	(0.56)	0.55
Diluted:
Income from continuing operations	0.43	0.51	0.02	0.56
Discontinued operations:
Income (loss) from operations	(0.05)	(0.02)	–	0.02
Gain (loss) on divestiture of operations	–	0.07	(0.56)	(0.03)
Net income (loss)	0.38	0.56	(0.54)	0.55
Shares used in computing earnings (loss) per common share:
Basic	37,444	37,714	38,034	38,123
Diluted	38,618	38,943	39,369	38,684
Market prices (b):
High	28.74	32.34	33.25	28.30
Low	20.25	21.34	25.80	8.12

	2007 (a)
	First	Second	Third	Fourth
Revenues	$1,098,087	$1,085,739	$999,418	$996,647
Net income (loss):
Income (loss) from continuing operations	17,166	10,617	(7,753)	19,618
Discontinued operations, net of income taxes:
Loss from operations	(2,067)	(2,848)	(1,309)	(3,273)
Loss on divestiture of operations	(7,266)	(69,702)	–	(53)
Net income (loss)	7,833	(61,933)	(9,062)	16,292
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	0.44	0.26	(0.20)	0.53
Discontinued operations:
Loss from operations	(0.05)	(0.07)	(0.03)	(0.09)
Loss on divestiture of operations	(0.19)	(1.76)	–	–
Net income (loss)	0.20	(1.57)	(0.23)	0.44
Diluted:
Income (loss) from continuing operations	0.43	0.26	(0.20)	0.51
Discontinued operations:
Loss from operations	(0.05)	(0.07)	(0.03)	(0.08)
Loss on divestiture of operations	(0.18)	(1.71)	–	–
Net income (loss)	0.20	(1.52)	(0.23)	0.43
Shares used in computing earnings (loss) per common share:
Basic	39,212	39,591	39,013	37,365
Diluted	39,997	40,645	39,013	38,366
Market prices (b):
High	34.44	36.67	31.80	26.02
Low	24.46	30.56	17.35	17.35

(a)	See accompanying discussion of certain quarterly items.
(b)	On July 31, 2007, the Company completed the Spin-off Transaction. Immediately after the Spin-off Transaction, stockholders of the Company held approximately 50% of the outstanding common stock of PharMerica.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2008 and 2007:

Third quarter 2008

Operating results for the third quarter of 2008 included a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio. In addition, the provision for income taxes included a favorable adjustment of $1.8 million related to the resolution of certain income tax contingencies for prior years.

Second quarter 2008

Operating results for the second quarter of 2008 included pretax income of $10.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute. The Company also recorded a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities which the Company does not believe is material to the financial statements for the current or prior periods.

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

The Company also recorded certain other adjustments in the fourth quarter of 2007, including a pretax charge of $5.9 million related to accounts receivable for certain hospitals acquired in 2006, a pretax credit of $2.6 million to reflect a change in estimate for hospital Medicare in-house accounts receivable and a pretax credit of $3.7 million to adjust certain nursing center Medicaid revenues. The aggregate effect of these changes in estimates did not have a material effect on the Company’s consolidated fourth quarter 2007 results of operations.

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

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

		Additions		Deductions
	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions or payments	Spin-off Transaction	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2006	$62,078	$35,149	$509	$(35,672)	$–	$62,064
Year ended December 31, 2007	62,064	30,093	149	(43,315)	(15,686)	33,305
Year ended December 31, 2008	33,305	32,336	–	(38,093)	–	27,548

Allowance for deferred taxes:
Year ended December 31, 2006	$126,178	$–	$–	$(114,850)	$–	$11,328
Year ended December 31, 2007	11,328	–	–	–	–	11,328
Year ended December 31, 2008	11,328	–	–	(9,788)	–	1,540