Form 10-Q
period 2009-03-31
KINDRED HEALTHCARE, INC
filed 2009-05-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2009
Common stock, $0.25 par value	39,005,825 shares

1 of 42

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues	$1,083,312	$1,048,523

Salaries, wages and benefits	624,173	601,251
Supplies	81,159	78,632
Rent	86,779	85,180
Other operating expenses	224,179	227,303
Other income	(2,872)	(4,717)
Depreciation and amortization	30,805	31,055
Interest expense	2,478	4,921
Investment income	(1,476)	(3,248)

	1,045,225	1,020,377

Income from continuing operations before income taxes	38,087	28,146
Provision for income taxes	15,734	11,639

Income from continuing operations	22,353	16,507
Income (loss) from discontinued operations, net of income taxes	407	(1,817)

Net income	$22,760	$14,690

Earnings per common share:
Basic:
Income from continuing operations	$0.57	$0.43
Income (loss) from discontinued operations	0.01	(0.05)

Net income	$0.58	$0.38

Diluted:
Income from continuing operations	$0.57	$0.42
Income (loss) from discontinued operations	0.01	(0.05)

Net income	$0.58	$0.37

Shares used in computing earnings per common share:
Basic	38,184	37,444
Diluted	38,315	38,061

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$143,450	$140,795
Cash – restricted	5,502	5,104
Insurance subsidiary investments	159,041	196,983
Accounts receivable less allowance for loss of $25,809 – March 31, 2009 and $27,548 – December 31, 2008	690,431	611,032
Inventories	22,531	22,325
Deferred tax assets	57,777	58,296
Income taxes	3,827	47,257
Other	30,080	20,843

	1,112,639	1,102,635

Property and equipment	1,433,630	1,392,636
Accumulated depreciation	(687,101)	(656,676)

	746,529	735,960

Goodwill	72,806	72,244
Intangible assets less accumulated amortization of $2,006 – March 31, 2009 and $1,817 – December 31, 2008	64,177	64,367
Assets held for sale	7,790	7,786
Insurance subsidiary investments	46,927	48,610
Deferred tax assets	103,910	100,751
Other	50,126	49,408

	$2,204,904	$2,181,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,078	$178,246
Salaries, wages and other compensation	265,282	281,542
Due to third party payors	42,523	33,122
Professional liability risks	53,204	55,447
Other accrued liabilities	76,910	76,832
Long-term debt due within one year	82	81

	592,079	625,270

Long-term debt	368,612	349,433
Professional liability risks	199,823	187,804
Deferred credits and other liabilities	105,519	104,279

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,053 shares – March 31, 2009 and 38,909 shares – December 31, 2008	9,763	9,727
Capital in excess of par value	814,095	812,141
Accumulated other comprehensive loss	(4,473)	(3,619)
Retained earnings	119,486	96,726

	938,871	914,975

	$2,204,904	$2,181,761

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$22,760	$14,690
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,805	31,405
Amortization of stock-based compensation costs	2,439	3,769
Provision for doubtful accounts	7,016	8,372
Deferred income taxes	(2,179)	(4,718)
Other	204	(576)
Change in operating assets and liabilities:
Accounts receivable	(86,415)	(102,143)
Inventories and other assets	(7,535)	(7,172)
Accounts payable	(7,885)	352
Income taxes	43,223	41,596
Due to third party payors	9,401	(3,491)
Other accrued liabilities	(8,070)	8,122

Net cash provided by (used in) operating activities	3,764	(9,794)

Cash flows from investing activities:
Purchase of property and equipment	(39,986)	(24,940)
Acquisitions	(15,604)	(2,080)
Sale of assets	–	6,479
Purchase of insurance subsidiary investments	(36,257)	(35,233)
Sale of insurance subsidiary investments	54,092	38,899
Net change in insurance subsidiary cash and cash equivalents	20,458	39,953
Other	(953)	1,094

Net cash provided by (used in) investing activities	(18,250)	24,172

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	390,800	375,000
Repayment of borrowings under revolving credit	(371,600)	(394,200)
Repayment of long-term debt	(20)	(294)
Payment of deferred financing costs	(309)	(131)
Issuance of common stock	–	722
Other	(1,730)	(11,460)

Net cash provided by (used in) financing activities	17,141	(30,363)

Change in cash and cash equivalents	2,655	(15,985)
Cash and cash equivalents at beginning of period	140,795	32,877

Cash and cash equivalents at end of period	$143,450	$16,892

Supplemental information:
Interest payments	$2,070	$5,087
Income tax refunds	25,170	26,331

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At March 31, 2009, the Company’s hospital division operated 82 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 228 nursing centers in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Impact of recent accounting pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued the following guidance related to fair value measurements and disclosures and the recognition of other-than-temporary impairments of financial instruments:

•

FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-4 (“SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are distressed.

•

FSP SFAS No. 115-2 (“SFAS 115-2”) and SFAS No. 124-2 (“SFAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” which clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities.

•

FSP SFAS No. 107-1 (“SFAS 107-1”) and Accounting Principles Board (“APB”) No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which require an entity to provide disclosures about fair value of financial instruments in both interim and annual financial statements.

The provisions above will be effective for all interim and annual reporting periods beginning after June 15, 2009 and early adoption is permitted only if all pronouncements above are adopted at the same time. The adoption of these provisions is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method which allocates earnings to the participating securities in the calculation. The adoption of EITF 03-6-1 has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings per common share calculation. See Note 4.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at March 31, 2009 or for the three months ended March 31, 2009. However, any future business combination may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. SFAS 141(R)-1 is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141(R)-1 retroactive to January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2009	2008
Net income	$22,760	$14,690
Net unrealized investment losses, net of income taxes	(854)	(717)

Comprehensive income	$21,906	$13,973

Other information

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations.

At March 31, 2009, the Company held for sale two hospitals. The Company expects to generate approximately $7.8 million in proceeds from the sales of these two hospitals.

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenues	$1,115	$22,780

Salaries, wages and benefits	155	13,731
Supplies	170	2,113
Rent	91	977
Other operating expenses	38	8,584
Depreciation	–	350
Interest expense	–	2
Investment income	–	(24)

	454	25,733

Income (loss) from operations before income taxes	661	(2,953)
Provision (benefit) for income taxes	254	(1,136)

Income (loss) from operations	$407	$(1,817)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2009	2008
Revenues:
Hospital division	$1,063	$15,580
Health services division	52	7,200

	$1,115	$22,780

Operating income (loss):
Hospital division	$(850)	$(1,089)
Health services division	1,602	(559)

	$752	$(1,648)

Rent:
Hospital division	$90	$959
Health services division	1	18

	$91	$977

Depreciation:
Hospital division	$–	$350
Health services division	–	–

	$–	$350

A summary of the net assets held for sale follows (in thousands):

	March 31, 2009	December 31, 2008
Long-term assets:
Property and equipment, net	$7,734	$7,730
Other	56	56

	7,790	7,786
Current liabilities (included in other accrued liabilities)	(101)	(111)

	$7,689	$7,675

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2009	2008
Medicare	$466,259	$459,306
Medicaid	274,082	266,221
Medicare Advantage	80,714	62,093
Other	334,041	327,839

	1,155,096	1,115,459
Eliminations	(71,784)	(66,936)

	$1,083,312	$1,048,523

NOTE 4 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options. On January 1, 2009, the Company adopted EITF 03-6-1, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method which allocates earnings to the participating securities in the calculation.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$22,353	$22,353	$16,507	$16,507
Allocation to participating unvested restricted stockholders	(422)	(421)	(421)	(415)

Available to common stockholders	$21,931	$21,932	$16,086	$16,092

Income (loss) from discontinued operations, net of income taxes:
As reported in Statement of Operations	$407	$407	$(1,817)	$(1,817)
Allocation to participating unvested restricted stockholders	(8)	(8)	–	–

Available to common stockholders	$399	$399	$(1,817)	$(1,817)

Net income:
As reported in Statement of Operations	$22,760	$22,760	$14,690	$14,690
Allocation to participating unvested restricted stockholders	(430)	(429)	(421)	(415)

Available to common stockholders	$22,330	$22,331	$14,269	$14,275

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,184	38,184	37,444	37,444

Dilutive effect of employee stock options		131		617

Adjusted weighted average shares outstanding – diluted computation		38,315		38,061

Earnings per common share:
Income from continuing operations	$0.57	$0.57	$0.43	$0.42
Income (loss) from discontinued operations	0.01	0.01	(0.05)	(0.05)

Net income	$0.58	$0.58	$0.38	$0.37

Number of antidilutive stock options excluded from shares used in the diluted earnings per share computation		3,031		557

NOTE 5 – BUSINESS SEGMENT DATA

At March 31, 2009, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2009	2008
Revenues:
Hospital division	$492,509	$476,167
Health services division	544,940	534,793
Rehabilitation division	117,647	104,499

	1,155,096	1,115,459
Eliminations	(71,784)	(66,936)

	$1,083,312	$1,048,523

Income from continuing operations:
Operating income (loss):
Hospital division	$100,899	$96,802
Health services division	75,860	74,200
Rehabilitation division	15,453	11,486
Corporate:
Overhead	(34,087)	(34,931)
Insurance subsidiary	(1,452)	(1,503)

	(35,539)	(36,434)

Operating income	156,673	146,054
Rent	(86,779)	(85,180)
Depreciation and amortization	(30,805)	(31,055)
Interest, net	(1,002)	(1,673)

Income from continuing operations before income taxes	38,087	28,146
Provision for income taxes	15,734	11,639

	$22,353	$16,507

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2009	2008
Rent:
Hospital division	$36,445	$35,907
Health services division	48,852	47,883
Rehabilitation division	1,451	1,358
Corporate	31	32

	$86,779	$85,180

Depreciation and amortization:
Hospital division	$12,512	$11,303
Health services division	12,000	14,389
Rehabilitation division	547	387
Corporate	5,746	4,976

	$30,805	$31,055

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$14,330	$13,556
Health services division	21,840	7,135
Rehabilitation division	190	282
Corporate:
Information systems	3,453	3,832
Other	173	135

	$39,986	$24,940

	March 31, 2009	December 31, 2008
Assets at end of period:
Hospital division	$898,944	$847,394
Health services division	611,176	574,710
Rehabilitation division	45,709	45,733
Corporate	649,075	713,924

	$2,204,904	$2,181,761

Goodwill:
Hospital division	$68,577	$68,577
Health services division	889	639
Rehabilitation division	3,340	3,028

	$72,806	$72,244

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2009	2008
Professional liability:
Continuing operations	$15,405	$15,922
Discontinued operations	(647)	282

Workers compensation:
Continuing operations	$10,043	$10,338
Discontinued operations	(1,044)	268

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2009			December 31, 2008
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$77,767	$81,274	$159,041	$109,494	$87,489	$196,983
Reinsurance recoverables	89	–	89	89	–	89

	77,856	81,274	159,130	109,583	87,489	197,072
Non-current:
Insurance subsidiary investments	46,927	–	46,927	48,610	–	48,610
Reinsurance recoverables	20,826	507	21,333	17,167	–	17,167
Deposits	2,000	1,469	3,469	2,000	1,466	3,466
Other	–	131	131	–	142	142

	69,753	2,107	71,860	67,777	1,608	69,385

	$147,609	$83,381	$230,990	$177,360	$89,097	$266,457

Liabilities:
Allowance for insurance risks:
Current	$53,204	$24,286	$77,490	$55,447	$25,348	$80,795
Non-current	199,823	59,678	259,501	187,804	57,993	245,797

	$253,027	$83,964	$336,991	$243,251	$83,341	$326,592

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 3% for the 2009 and 2008 policy years and 5% for all prior policy years. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $261.0 million at March 31, 2009 and $251.8 million at December 31, 2008.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 7 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, corporate bonds, asset backed securities, equities, commercial paper and U.S. Treasury notes for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follow (in thousands):

	March 31, 2009				December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$97,690	$–	$–	$97,690	$118,148	$–	$–	$118,148
Corporate bonds	45,227	440	(499)	45,168	35,110	314	(698)	34,726
Asset backed securities	41,305	564	(198)	41,671	59,509	886	(292)	60,103
Equities	13,986	272	(4,496)	9,762	13,750	402	(3,307)	10,845
Commercial paper	7,199	8	–	7,207	9,825	34	–	9,859
U.S. Treasury notes	4,385	85	–	4,470	11,760	152	–	11,912

	$209,792	$1,369	$(5,193)	$205,968	$248,102	$1,788	$(4,297)	$245,593

(a)	Includes $4.3 million and $13.2 million of money market funds at March 31, 2009 and December 31, 2008, respectively.

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

The Company considered the unrealized losses at March 31, 2009 to be temporary and did not record any impairment losses related to these securities in the first quarter of 2009.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The decrease in total fair value of insurance subsidiary investments at March 31, 2009 from December 31, 2008 was primarily attributable to a $34 million distribution from the insurance subsidiary to the Company during the first quarter of 2009. This distribution was the result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary.

NOTE 8 – CONTINGENCIES

Management continually evaluates contingencies based upon the best available information. In addition, allowances for losses are provided currently for disputed items that have continuing significance, such as certain third party reimbursements and deductions that continue to be claims in current cost reports and tax returns.

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

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In addition, the Company is a party to a tax matters agreement with PharMerica Corporation which sets forth the Company’s rights and obligations related to taxes for periods before and after the Company’s spin-off of its former institutional pharmacy business in 2007 and the related merger transaction which created PharMerica Corporation.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES

On January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value
	Level 1	Level 2	Level 3
March 31, 2009:
Recurring:
Assets:
Available-for-sale securities	$18,579	$94,046	$–	$112,625
Deposits held in money market funds	124,154	–	–	124,154

	$142,733	$94,046	$–	$236,779

Liabilities	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased hospital	$–	$18,000	$–	$18,000

Liabilities	$–	$–	$–	$–

December 31, 2008:
Recurring:
Assets:
Available-for-sale securities	$35,960	$104,688	$–	$140,648
Deposits held in money market funds	124,539	–	–	124,539

	$160,499	$104,688	$–	$265,187

Liabilities	$–	$–	$–	$–

Recurring measurements

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, corporate bonds, asset backed securities, equities, commercial paper and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $93.4 million, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

The estimated fair value of the Company’s long-term debt at March 31, 2009 and December 31, 2008 approximated the respective carrying amounts.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Non-recurring measurements

In March 2009, the Company acquired a previously leased hospital for approximately $16 million in cash and approximately $2 million in unamortized prepaid rent. The fair value of the assets was measured using Level 2 observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

NOTE 10 – SUBSEQUENT EVENTS

On April 30, 2009, the Company entered into agreements with Ventas, Inc. (“Ventas”) to renew the master lease agreements for an additional five years for 87 nursing centers and 22 LTAC hospitals (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. In addition, the Company entered into definitive agreements with Ventas to purchase for resale six under-performing nursing centers currently leased from Ventas.

Facility renewals

The Renewal Facilities contain 10,745 licensed nursing center beds and 1,754 licensed hospital beds. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements upon the renewal effective date in April 2010.

Facility acquisitions

The Company agreed to acquire the real estate related to six nursing centers currently leased from Ventas (the “Nursing Centers”) for $55.7 million. In addition, the Company will pay a lease termination fee of $2.3 million. The current aggregate annual rent for the Nursing Centers is approximately $6 million.

The Nursing Centers, which contain 777 licensed beds, generated pretax losses of approximately

$3 million for the year ended December 31, 2008 and approximately $2 million for the three months ended March 31, 2009. Upon the purchase of the Nursing Centers, the Company expects to account for the operations of the Nursing Centers and the loss on these transactions as discontinued operations.

Following the transactions with Ventas, the Company intends to dispose of the Nursing Centers as soon as practicable. The Company expects to generate approximately $10 million to $15 million in proceeds from the sale of the Nursing Centers and the related operations. The Company expects to record a net loss of approximately $30 million to $35 million in the second quarter of 2009 relating to these divestitures.

The closing of the facility acquisitions is subject to the satisfaction of customary conditions to closing.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•

the impact of the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), including the ability of the Company’s hospitals to adjust to potential LTAC certification, medical necessity reviews and the three-year moratorium on future hospital development,

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

•	the Company’s ability to successfully dispose of unprofitable facilities,

•	events or circumstances which could result in impairment of an asset or other charges,

•	changes in generally accepted accounting principles or practices, and

•	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At March 31, 2009, the Company’s hospital division operated 82 LTAC hospitals (6,520 licensed beds) in 24 states. The Company’s health services division operated 228 nursing centers (28,400 licensed beds) in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

Revenue recognition

The Company has agreements with third party payors that provide for payments to each of its operating divisions. These payment arrangements may be based upon prospective rates, reimbursable costs, established charges, discounted charges or per diem payments. Net patient service revenue is recorded at the estimated net realizable amounts from Medicare, Medicaid, Medicare Advantage, other third party payors and individual patients for services rendered. Retroactive adjustments that are likely to result from future examinations by third party payors are accrued on an estimated basis in the period the related services are rendered and adjusted as necessary in future periods based upon new information or final settlements.

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

The provision for doubtful accounts totaled $7 million in the first quarter of both 2009 and 2008.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 3% for the 2009 and 2008 policy years and 5% for all prior policy years. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

allowance for professional liability risks aggregated $253 million at March 31, 2009 and $243 million at December 31, 2008. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $261 million at March 31, 2009 and $252 million at December 31, 2008.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $34 million and $39 million during the first quarter of 2009 and 2008, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2009 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $16 million in the first quarter of 2009 and 2008, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at March 31, 2009 and $83 million at December 31, 2008. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $10 million in the first quarter of both 2009 and 2008.

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

The Company’s effective income tax rate was 41.3% and 41.4% in the first quarter of 2009 and 2008, respectively.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $162 million at March 31, 2009 and $159 million at December 31, 2008.

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

The Company’s other intangible assets with finite lives are amortized under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” using the straight-line method over their estimated useful lives ranging from one to five years.

In accordance with SFAS 142, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. Because the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, and rehabilitation services.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets, no impairment charges were recorded in connection with the Company’s annual impairment tests at December 31, 2008.

Since quoted market prices for the Company’s reporting units are not available, the Company applies judgment in determining the fair value of these reporting units for purposes of performing the goodwill

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

impairment test. The Company relies on widely accepted valuation techniques, including equally weighted discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

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

The Company has determined that during the first quarter of 2009 there were no events or changes in circumstances since December 31, 2008 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of March 31, 2009 and December 31, 2008, continued declines in the value of the Company’s common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued the following guidance related to fair value measurements and disclosures and the recognition of other-than-temporary impairments of financial instruments:

•	SFAS 157-4, which provides additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are distressed.

•	SFAS 115-2 and SFAS 124-2, which clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities.

•	SFAS 107-1 and APB 28-1, which require an entity to provide disclosures about fair value of financial instruments in both interim and annual financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Pronouncements (Continued)

The provisions above will be effective for all interim and annual reporting periods beginning after June 15, 2009 and early adoption is permitted only if all pronouncements above are adopted at the same time. The adoption of these provisions is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted EITF 03-6-1, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method which allocates earnings to the participating securities in the calculation. The adoption of EITF 03-6-1 has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings per common share calculation.

In December 2007, the FASB issued SFAS 141R, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at March 31, 2009 or for the three months ended March 31, 2009. However, any future business combination may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

In April 2009, the FASB issued SFAS 141(R)-1, which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS 141R. SFAS 141(R)-1 is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141(R)-1 retroactive to January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Hospital division

Revenues increased 3% in the first quarter of 2009 to $493 million compared to $476 million in the first quarter of 2008, primarily from reimbursement rate increases resulting from higher average patient acuity levels, increases in non-government same-store volumes and ongoing development of new hospitals. Reported total admissions declined 2% from last year partly resulting from leap year in 2008. On a same-store basis, aggregate admissions declined 1% in the first quarter of 2009 compared to the first quarter of 2008, while non-government same-store admissions increased 12% in the first quarter of 2009 compared to the first quarter of 2008.

Hospital operating margins improved in the first quarter of 2009 primarily because increases in reimbursement rates exceeded growth in wage, benefit and other operating expenses. Hospital wage and benefit costs increased 2% to $218 million in the first quarter of 2009 compared to $214 million in the first quarter of 2008. Average hourly wage rate increases moderated to 2% in the first quarter of 2009 compared to the first quarter of 2008, while employee benefit costs increased 3% in the first quarter of 2009 compared to the first quarter of 2008.

Professional liability costs were $6 million in the first quarter of both 2009 and 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health services division

Revenues increased 2% in the first quarter of 2009 to $545 million compared to $535 million in the first quarter of 2008. Revenue growth in the first quarter of 2009 was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher average patient acuity. On a same-store basis, aggregate patient days declined 3% in the first quarter of 2009 compared to the first quarter of 2008. Medicare same-store patient days declined 7% and non-government same-store patient days were relatively unchanged in the first quarter of 2009 compared to the first quarter of 2008.

Nursing center operating margins in the first quarter of 2009 were the same as last year since revenue and operating expenses each grew approximately 2% in the first quarter of 2009 compared to the same period in 2008. Nursing center wage and benefit costs increased 2% to $282 million in the first quarter of 2009 compared to $275 million in the first quarter of 2008. Average hourly wage rate increases moderated to 3% in the first quarter of 2009 compared to the first quarter of 2008, while employee benefit costs increased 5% in the first quarter of 2009 compared to the first quarter of 2008.

Professional liability costs were $9 million and $10 million in the first quarter of 2009 and 2008, respectively.

Rehabilitation division

Revenues increased 13% to $117 million in the first quarter of 2009 compared to $105 million in the first quarter of 2008. The increase in revenues in the first quarter of 2009 was primarily attributable to growth in both new contracts and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $45 million in the first quarter of 2009 compared to $38 million in the first quarter of 2008.

Operating margins in the first quarter of 2009 increased primarily due to growth in new contracts, the volume of services provided to existing customers and improvements in therapist productivity levels.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $34 million in the first quarter of 2009 compared to $35 million in the first quarter of 2008. As a percentage of consolidated revenues, corporate overhead totaled 3.1% in the first quarter of 2009 compared to 3.3% in the first quarter of 2008.

Corporate expenses included the operating losses from the Company’s limited purpose insurance subsidiary of $1 million in the first quarter of both 2009 and 2008.

Capital costs

Rent expense increased 2% to $87 million in the first quarter of 2009 compared to $85 million in the first quarter of 2008. The increase resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense was relatively unchanged at $31 million in the first quarter of 2009 compared to the first quarter of 2008.

Interest expense aggregated $2 million in the first quarter of 2009 compared to $5 million in the first quarter of 2008. The decline was primarily attributable to lower interest rates under the Company’s revolving credit facility compared to the same period last year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs (Continued)

Investment income related primarily to the Company’s insurance subsidiary investments totaled $1 million in the first quarter of 2009 compared to $3 million in the first quarter of 2008. The decline was primarily attributable to lower investment yields in the Company’s insurance subsidiary’s investment portfolio compared to the same period last year.

Consolidated results

Income from continuing operations before income taxes increased 35% to $38 million in the first quarter of 2009 compared to $28 million in the first quarter of 2008. Income from continuing operations increased 35% to $22 million in the first quarter of 2009 compared to $17 million in the first quarter of 2008.

Results of Operations – Discontinued Operations

Income from discontinued operations aggregated $0.4 million in the first quarter of 2009 compared to a loss of $2 million in the first quarter of 2008.

Liquidity

Operating cash flows and financing activities

Cash flows provided by operations (including discontinued operations) aggregated $4 million in the first quarter of 2009 compared to cash flows used in operations of $10 million in the first quarter of 2008. Operating cash flows in both periods were negatively impacted by the growth in accounts receivable. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $25 million for each of the three months ended March 31, 2009 and 2008. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $144 million at March 31, 2009 compared to $141 million at December 31, 2008. The Company’s long-term debt at March 31, 2009 aggregated $369 million (substantially all of which related to borrowings under the Company’s revolving credit facility). Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and foreseeable long-term liquidity needs.

On April 30, 2009, the Company entered into agreements with Ventas to renew the master lease agreements for the Renewal Facilities. The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. In addition, the Company entered into definitive agreements with Ventas to purchase for resale the Nursing Centers.

The Renewal Facilities contain 10,745 licensed nursing center beds and 1,754 licensed hospital beds. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements upon the renewal effective date in April 2010.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Operating cash flows and financing activities (Continued)

The Company agreed to acquire the real estate related to the Nursing Centers for approximately $56 million. In addition, the Company will pay a lease termination fee of approximately $2 million. The current aggregate annual rent for the Nursing Centers is approximately $6 million.

The Nursing Centers, which contain 777 licensed beds, generated pretax losses of approximately $3 million for the year ended December 31, 2008 and approximately $2 million for the three months ended March 31, 2009. Upon the purchase of the Nursing Centers, the Company expects to account for the operations of the Nursing Centers and the loss on these transactions as discontinued operations.

Following the transactions with Ventas, the Company intends to dispose of the Nursing Centers as soon as practicable. The Company expects to generate approximately $10 million to $15 million in proceeds from the sale of the Nursing Centers and the related operations. The Company expects to record a net loss of approximately $30 million to $35 million in the second quarter of 2009 relating to these divestitures.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $34 million and $39 million during the first quarter of 2009 and 2008, respectively, from its limited purpose insurance subsidiary. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Under the terms of the Company’s $500 million revolving credit facility, the aggregate amount of the credit may be increased to $600 million at the Company’s option subject to lender approval and certain other conditions. The term of the Company’s revolving credit facility expires in July 2012.

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at March 31, 2009.

Despite the recent turmoil within the financial markets both nationally and globally, the Company is not aware of any individual lender limitations to extend credit under its revolving credit facility. However, the obligations of each of the lending institutions in the Company’s revolving credit facility are separate and the availability of future borrowings under the Company’s revolving credit facility could be impacted by the ongoing volatility and disruptions in the financial credit markets or other events.

Strategic divestitures

The Company expects to dispose of two hospitals in 2009 and generate approximately $8 million in proceeds from the sales.

During the first quarter of 2008, the Company sold two nursing centers for approximately $6 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources

Excluding acquisitions, capital expenditures totaled $40 million in the first quarter of 2009 compared to $25 million in the first quarter of 2008. Excluding acquisitions, routine capital expenditures could approximate $100 million to $110 million in 2009, while hospital development could approximate $50 million to $60 million in 2009. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2009, the estimated cost to complete and equip construction in progress approximated $48 million.

At March 31, 2009, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $284 million.

In March 2009, the Company acquired a previously leased hospital for approximately $16 million in cash and approximately $2 million in unamortized prepaid rent. Annual rent associated with this facility approximated $2 million.

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

LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, a hospital’s average length of stay for Medicare patients must be at least 25 days.

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

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”) that became effective for discharges occurring on or after July 1, 2007. The 2007 Final Rule was amended on June 29, 2007 by revising the high cost outlier threshold. The 2007 Final Rule projected an overall decrease in payments to all Medicare certified LTAC hospitals of approximately 1.2%. Included in the 2007 Final Rule were (1) an increase to the standard federal payment rate of 0.71% (which was eliminated for discharges occurring on or after April 1, 2008 by the SCHIP Extension Act); (2) revisions to payment methodologies impacting short-stay outliers, which reduce payments by 0.9% (currently subject to a three-year moratorium pursuant to the SCHIP Extension Act); (3) adjustments to the wage index component of the federal payment resulting in projected reductions in payments of 0.5%; (4) an increase in the high cost outlier threshold per discharge to $20,707, resulting in projected reductions of 0.4%; and (5) an extension of the policy known as the “25 Percent Rule” to all LTAC hospitals, with a three-year phase-in, which CMS projected would not result in payment reductions for the first year of implementation (also currently subject to a three-year moratorium pursuant to the SCHIP Extension Act).

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At March 31, 2009, the Company operated 16 HIHs with 692 licensed beds.

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

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon the Company’s experience under these final regulations, it appears that the re-weighting increased payments for the care of higher acuity patients.

On May 1, 2009, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. These proposed regulations include a recalibration of the MS-LTC-DRG payment weights as well as updates to the payment rates. CMS indicated that these proposed changes will result in a 2.8% increase to average Medicare payments to LTAC hospitals. These proposed regulations are expected to be finalized in the third quarter of 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

The Company cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, there can be no assurance that LTAC PPS will not have a material adverse effect on revenues from non-government third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from non-government third party payors in recent years.

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

On May 1, 2009, CMS issued proposed regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these proposed regulations is (1) a market basket increase to the resource utilization grouping (“RUG”) payment rates of 2.1% and (2) a reduction in the RUG indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these proposed changes will result in a net decrease in Medicare payments to nursing centers of 1.2%. These proposed regulations are expected to be finalized in the third quarter of 2009.

In addition, for the fiscal year beginning October 1, 2010, CMS proposed increasing the number of RUG categories for nursing centers from 53 to 66 and amending the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner.

On February 1, 2006, Congress passed the Deficit Reduction Act of 2005. This legislation provided for, among other things, an annual $1,740 Medicare Part B outpatient therapy cap that was effective on January 1, 2006. CMS subsequently increased the therapy cap to $1,780 on January 1, 2007, to $1,810 on January 1, 2008 and to $1,840 on January 1, 2009. The legislation also required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. The exception process, which was set to expire on January 1, 2007, was included in the Tax Relief and Health Care Act of 2006 and continued to function as an exception to the Medicare Part B outpatient therapy cap until January 1, 2008. The SCHIP Extension Act further extended the Medicare Part B outpatient therapy cap until June 30, 2008. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009.

The Company believes that its operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, the Company’s ability to maintain operating margins through price increases to private patients is limited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2008 Quarters				Year	First Quarter 2009
	First	Second	Third	Fourth
Revenues	$1,048,523	$1,041,911	$1,010,680	$1,050,282	$4,151,396	$1,083,312

Salaries, wages and benefits	601,251	596,161	606,468	605,793	2,409,673	624,173
Supplies	78,632	81,567	78,586	81,625	320,410	81,159
Rent	85,180	87,424	86,444	85,904	344,952	86,779
Other operating expenses	227,303	217,387	211,584	211,752	868,026	224,179
Other income	(4,717)	(5,167)	(4,313)	(3,210)	(17,407)	(2,872)
Depreciation and amortization	31,055	30,930	29,432	29,996	121,413	30,805
Interest expense	4,921	2,907	3,710	3,835	15,373	2,478
Investment income	(3,248)	(2,337)	(672)	(844)	(7,101)	(1,476)

	1,020,377	1,008,872	1,011,239	1,014,851	4,055,339	1,045,225

Income (loss) from continuing operations before income taxes	28,146	33,039	(559)	35,431	96,057	38,087
Provision (benefit) for income taxes	11,639	13,232	(1,345)	13,638	37,164	15,734

Income from continuing operations	16,507	19,807	786	21,793	58,893	22,353
Discontinued operations, net of income taxes:
Income (loss) from operations	(1,817)	(858)	12	831	(1,832)	407
Gain (loss) on divestiture of operations	–	2,712	(22,058)	(1,430)	(20,776)	–

Net income (loss)	$14,690	$21,661	$(21,260)	$21,194	$36,285	$22,760

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.43	$0.51	$0.02	$0.56	$1.52	$0.57
Discontinued operations:
Income (loss) from operations	(0.05)	(0.02)	–	0.02	(0.05)	0.01
Gain (loss) on divestiture of operations	–	0.07	(0.58)	(0.04)	(0.55)	–

Net income (loss)	$0.38	$0.56	$(0.56)	$0.54	$0.92	$0.58

Diluted:
Income from continuing operations	$0.42	$0.50	$0.02	$0.56	$1.50	$0.57
Discontinued operations:
Income (loss) from operations	(0.05)	(0.02)	–	0.02	(0.05)	0.01
Gain (loss) on divestiture of operations	–	0.07	(0.57)	(0.04)	(0.54)	–

Net income (loss)	$0.37	$0.55	$(0.55)	$0.54	$0.91	$0.58

Shares used in computing earnings (loss) per common share:
Basic	37,444	37,714	38,034	38,123	37,830	38,184
Diluted	38,061	38,474	38,894	38,265	38,397	38,315

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2008 Quarters				Year	First Quarter 2009
	First	Second	Third	Fourth
Revenues:
Hospital division	$476,167	$461,064	$434,774	$465,317	$1,837,322	$492,509
Health services division	534,793	542,207	535,737	542,680	2,155,417	544,940
Rehabilitation division	104,499	106,318	106,796	109,707	427,320	117,647

	1,115,459	1,109,589	1,077,307	1,117,704	4,420,059	1,155,096
Eliminations	(66,936)	(67,678)	(66,627)	(67,422)	(268,663)	(71,784)

	$1,048,523	$1,041,911	$1,010,680	$1,050,282	$4,151,396	$1,083,312

Income from continuing operations:
Operating income (loss):
Hospital division	$96,802	$85,886	$64,818	$97,861	$345,367	$100,899
Health services division	74,200	90,446	78,801	83,485	326,932	75,860
Rehabilitation division	11,486	10,178	7,448	8,959	38,071	15,453
Corporate:
Overhead	(34,931)	(33,200)	(30,937)	(33,951)	(133,019)	(34,087)
Insurance subsidiary	(1,503)	(1,347)	(1,775)	(2,032)	(6,657)	(1,452)

	(36,434)	(34,547)	(32,712)	(35,983)	(139,676)	(35,539)

Operating income	146,054	151,963	118,355	154,322	570,694	156,673
Rent	(85,180)	(87,424)	(86,444)	(85,904)	(344,952)	(86,779)
Depreciation and amortization	(31,055)	(30,930)	(29,432)	(29,996)	(121,413)	(30,805)
Interest, net	(1,673)	(570)	(3,038)	(2,991)	(8,272)	(1,002)

Income (loss) from continuing operations before income taxes	28,146	33,039	(559)	35,431	96,057	38,087
Provision (benefit) for income taxes	11,639	13,232	(1,345)	13,638	37,164	15,734

	$16,507	$19,807	$786	$21,793	$58,893	$22,353

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2008 Quarters				Year	First Quarter 2009
	First	Second	Third	Fourth
Rent:
Hospital division	$35,907	$37,750	$36,461	$36,198	$146,316	$36,445
Health services division	47,883	48,175	48,551	48,282	192,891	48,852
Rehabilitation division	1,358	1,393	1,405	1,399	5,555	1,451
Corporate	32	106	27	25	190	31

	$85,180	$87,424	$86,444	$85,904	$344,952	$86,779

Depreciation and amortization:
Hospital division	$11,303	$11,455	$11,719	$13,673	$48,150	$12,512
Health services division	14,389	13,677	11,794	10,176	50,036	12,000
Rehabilitation division	387	485	547	546	1,965	547
Corporate	4,976	5,313	5,372	5,601	21,262	5,746

	$31,055	$30,930	$29,432	$29,996	$121,413	$30,805

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$13,556	$20,022	$19,736	$15,903	$69,217	$14,330
Health services division	7,135	10,744	19,746	12,468	50,093	21,840
Rehabilitation division	282	280	271	329	1,162	190
Corporate:
Information systems	3,832	8,616	7,051	6,864	26,363	3,453
Other	135	258	489	960	1,842	173

	$24,940	$39,920	$47,293	$36,524	$148,677	$39,986

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				Year	First Quarter 2009
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	81	81	82	82		82
Number of licensed beds	6,358	6,358	6,428	6,482		6,520
Revenue mix %:
Medicare	57	56	54	55	55	56
Medicaid	9	9	11	11	10	10
Medicare Advantage	8	9	9	10	9	10
Commercial insurance and other	26	26	26	24	26	24
Admissions:
Medicare	7,920	7,268	6,786	7,054	29,028	7,421
Medicaid	1,034	1,008	1,148	1,043	4,233	1,052
Medicare Advantage	901	849	869	968	3,587	1,094
Commercial insurance and other	1,814	1,799	1,748	1,727	7,088	1,921

	11,669	10,924	10,551	10,792	43,936	11,488

Admissions mix %:
Medicare	68	67	64	65	66	65
Medicaid	9	9	11	10	10	9
Medicare Advantage	8	8	8	9	8	9
Commercial insurance and other	15	16	17	16	16	17
Patient days:
Medicare	216,737	210,064	188,832	190,794	806,427	197,377
Medicaid	50,335	50,676	54,108	53,304	208,423	50,868
Medicare Advantage	28,453	29,219	28,529	31,744	117,945	35,229
Commercial insurance and other	66,270	67,847	64,449	63,688	262,254	65,509

	361,795	357,806	335,918	339,530	1,395,049	348,983

Average length of stay:
Medicare	27.4	28.9	27.8	27.0	27.8	26.6
Medicaid	48.7	50.3	47.1	51.1	49.2	48.4
Medicare Advantage	31.6	34.4	32.8	32.8	32.9	32.2
Commercial insurance and other	36.5	37.7	36.9	36.9	37.0	34.1
Weighted average	31.0	32.8	31.8	31.5	31.8	30.4
Revenues per admission:
Medicare	$34,128	$35,717	$34,721	$36,029	$35,127	$37,262
Medicaid	41,853	42,271	40,798	50,577	43,816	45,160
Medicare Advantage	42,167	46,448	45,679	46,305	45,148	46,387
Commercial insurance and other	68,691	66,385	64,431	65,774	66,345	61,286
Weighted average	40,806	42,206	41,207	43,117	41,818	42,872
Revenues per patient day:
Medicare	$1,247	$1,236	$1,248	$1,332	$1,264	$1,401
Medicaid	860	841	866	990	890	934
Medicare Advantage	1,335	1,350	1,391	1,412	1,373	1,440
Commercial insurance and other	1,880	1,760	1,748	1,784	1,793	1,797
Weighted average	1,316	1,289	1,294	1,370	1,317	1,411

Medicare case mix index (discharged patients only)	1.12	1.16	1.14	1.17	1.15	1.22

Average daily census	3,976	3,932	3,651	3,691	3,812	3,878
Occupancy %	67.9	67.1	62.2	62.1	64.8	66.0

Annualized employee turnover %	25.0	25.9	25.7	25.2		21.3

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				Year	First Quarter 2009
	First	Second	Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	224	224	224	224		224
Managed	4	4	4	4		4

	228	228	228	228		228

Number of licensed beds:
Owned or leased	28,371	28,251	28,210	28,040		27,915
Managed	485	485	485	485		485

	28,856	28,736	28,695	28,525		28,400

Revenue mix %:
Medicare	35	35	33	34	34	35
Medicaid	42	43	44	43	43	42
Medicare Advantage	5	4	5	4	5	5
Private and other	18	18	18	19	18	18
Patient days (excludes managed facilities):
Medicare	409,902	402,269	370,782	367,775	1,550,728	381,463
Medicaid	1,394,925	1,387,374	1,430,461	1,417,661	5,630,421	1,368,286
Medicare Advantage	61,724	65,258	64,616	61,737	253,335	74,368
Private and other	432,787	424,769	438,056	441,008	1,736,620	421,756

	2,299,338	2,279,670	2,303,915	2,288,181	9,171,104	2,245,873

Patient day mix %:
Medicare	18	18	16	16	17	17
Medicaid	61	61	62	62	61	61
Medicare Advantage	3	3	3	3	3	3
Private and other	18	18	19	19	19	19
Revenues per patient day:
Medicare Part A	$429	$431	$434	$456	$437	$457
Total Medicare (including Part B)	461	466	475	498	474	497
Medicaid	160	168	163	164	164	166
Medicare Advantage	390	394	395	413	398	403
Private and other	228	227	229	230	229	234
Weighted average	232	238	232	237	235	243

Average daily census	25,267	25,051	25,043	24,872	25,058	24,954
Admissions	18,987	18,288	17,583	17,821	72,679	18,845
Occupancy %	89.2	89.0	89.1	88.9	89.0	89.3
Medicare average length of stay	35.1	35.8	36.5	34.7	35.5	34.8

Annualized employee turnover %	48.2	50.2	51.0	48.9		37.9

Rehabilitation data:
Revenue mix %:
Company-operated	65	64	62	61	63	61
Non-affiliated	35	36	38	39	37	39
Sites of service (at end of period)	650	658	659	655		661
Revenue per site	$160,767	$161,578	$162,058	$167,492		$177,984

Therapist productivity %	81.9	81.3	80.1	82.3	81.4	84.8

Annualized employee turnover %	13.1	13.5	13.2	13.3		10.9

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/09
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$61	$86	$91	$96	$102	$358	$794	$773	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$–	$367,900	$–	$–	$367,900	$367,900

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 and by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.2	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 and by between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.

10.3	Agreement dated as of March 20, 2009 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated.

10.5	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 8, 2009	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 8, 2009	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer