Form 10-Q
period 2009-06-30
KINDRED HEALTHCARE, INC
filed 2009-08-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2009
Common stock, $0.25 par value	39,031,952 shares

1 of 45

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$1,073,054	$1,026,041	$2,142,528	$2,060,516

Salaries, wages and benefits	620,830	587,416	1,236,048	1,179,656
Supplies	83,912	80,769	164,248	158,603
Rent	86,882	85,860	172,083	169,483
Other operating expenses	221,755	213,544	442,160	437,517
Other income	(2,823)	(5,167)	(5,695)	(9,884)
Depreciation and amortization	31,355	30,545	61,845	61,103
Interest expense	2,229	2,907	4,707	7,828
Investment income	(1,033)	(2,335)	(2,508)	(5,582)

	1,043,107	993,539	2,072,888	1,998,724

Income from continuing operations before income taxes	29,947	32,502	69,640	61,792
Provision for income taxes	12,409	13,025	28,761	25,105

Income from continuing operations	17,538	19,477	40,879	36,687
Discontinued operations, net of income taxes:
Loss from operations	(897)	(528)	(1,478)	(3,048)
Gain (loss) on divestiture of operations	(24,051)	2,712	(24,051)	2,712

Net income (loss)	$(7,410)	$21,661	$15,350	$36,351

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.45	$0.50	$1.05	$0.95
Discontinued operations:
Loss from operations	(0.02)	(0.01)	(0.04)	(0.08)
Gain (loss) on divestiture of operations	(0.62)	0.07	(0.62)	0.07

Net income (loss)	$(0.19)	$0.56	$0.39	$0.94

Diluted:
Income from continuing operations	$0.45	$0.49	$1.05	$0.94
Discontinued operations:
Loss from operations	(0.02)	(0.01)	(0.04)	(0.08)
Gain (loss) on divestiture of operations	(0.62)	0.07	(0.62)	0.07

Net income (loss)	$(0.19)	$0.55	$0.39	$0.93

Shares used in computing earnings (loss) per common share:
Basic	38,307	37,714	38,246	37,579
Diluted	38,415	38,474	38,366	38,273

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,727	$140,795
Cash – restricted	5,305	5,104
Insurance subsidiary investments	156,932	196,983
Accounts receivable less allowance for loss of $24,734 – June 30, 2009 and $27,548 – December 31, 2008	660,526	611,032
Inventories	22,122	22,325
Deferred tax assets	76,351	58,296
Income taxes	1,197	47,257
Other	21,132	20,843

	983,292	1,102,635

Property and equipment	1,459,746	1,392,636
Accumulated depreciation	(710,574)	(656,676)

	749,172	735,960

Goodwill	74,306	72,244
Intangible assets less accumulated amortization of $2,210 – June 30, 2009 and $1,817 – December 31, 2008	63,973	64,367
Assets held for sale	32,197	7,786
Insurance subsidiary investments	52,196	48,610
Deferred tax assets	106,206	100,751
Other	54,286	49,408

	$2,115,628	$2,181,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,276	$178,246
Salaries, wages and other compensation	282,734	281,542
Due to third party payors	23,369	33,122
Professional liability risks	49,677	55,447
Other accrued liabilities	80,468	76,832
Long-term debt due within one year	83	81

	591,607	625,270

Long-term debt	274,791	349,433
Professional liability risks	209,116	187,804
Deferred credits and other liabilities	106,149	104,279

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,018 shares – June 30, 2009 and 38,909 shares – December 31, 2008	9,754	9,727
Capital in excess of par value	815,439	812,141
Accumulated other comprehensive loss	(3,304)	(3,619)
Retained earnings	112,076	96,726

	933,965	914,975

	$2,115,628	$2,181,761

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,410)	$21,661	$15,350	$36,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,714	31,269	62,519	62,674
Amortization of stock-based compensation costs	2,660	3,626	5,099	7,395
Provision for doubtful accounts	7,631	6,788	14,647	15,160
Deferred income taxes	(7,328)	(8,429)	(9,507)	(13,147)
(Gain) loss on divestiture of discontinued operations	24,051	(2,712)	24,051	(2,712)
Other	32	(517)	236	(1,093)
Change in operating assets and liabilities:
Accounts receivable	22,274	17,997	(64,141)	(84,146)
Inventories and other assets	(2,026)	2,714	(9,561)	(4,458)
Accounts payable	(2,383)	(11,382)	(10,268)	(11,030)
Income taxes	2,878	(2,612)	46,101	38,984
Due to third party payors	(19,154)	(11,316)	(9,753)	(14,807)
Other accrued liabilities	30,331	(3,133)	22,261	4,989

Net cash provided by operating activities	83,270	43,954	87,034	34,160

Cash flows from investing activities:
Purchase of property and equipment	(38,896)	(39,920)	(78,882)	(64,860)
Acquisitions	(59,793)	(24,325)	(75,397)	(26,405)
Sale of assets	–	20,760	–	27,239
Purchase of insurance subsidiary investments	(22,415)	(33,835)	(58,672)	(69,068)
Sale of insurance subsidiary investments	25,927	28,034	80,019	66,933
Net change in insurance subsidiary cash and cash equivalents	(4,783)	(1,525)	15,675	38,428
Change in other investments	2,000	7,000	2,000	7,000
Other	5,347	194	4,394	1,288

Net cash used in investing activities	(92,613)	(43,617)	(110,863)	(19,445)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	266,100	353,100	656,900	728,100
Repayment of borrowings under revolving credit	(359,900)	(343,500)	(731,500)	(737,700)
Repayment of long-term debt	(20)	(19)	(40)	(38)
Repayment of capital lease obligation	–	(15,993)	–	(16,268)
Payment of deferred financing costs	(118)	(48)	(427)	(179)
Issuance of common stock	–	5,056	–	5,778
Other	(442)	2,991	(2,172)	(8,469)

Net cash provided by (used in) financing activities	(94,380)	1,587	(77,239)	(28,776)

Change in cash and cash equivalents	(103,723)	1,924	(101,068)	(14,061)
Cash and cash equivalents at beginning of period	143,450	16,892	140,795	32,877

Cash and cash equivalents at end of period	$39,727	$18,816	$39,727	$18,816

Supplemental information:
Interest payments	$1,837	$2,546	$3,907	$7,633
Income tax payments (refunds)	16,367	23,641	(8,803)	(2,690)

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At June 30, 2009, the Company’s hospital division operated 82 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 222 nursing centers in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Impact of recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement establishes the FASB Accounting Standards Codification™ (the “FASB Codification”) as the sole source of authoritative accounting principles recognized by the FASB. SFAS 168 is effective for all financial statements issued for interim and annual reporting periods beginning after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of SFAS 165 is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In April 2009, the FASB issued the following guidance related to fair value measurements and disclosures and the recognition of other-than-temporary impairments of financial instruments:

•

FASB Staff Position (“FSP”) SFAS No. 157-4 (“SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are distressed.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Impact of recent accounting pronouncements (Continued)

•

FSP SFAS No. 107-1 (“SFAS 107-1”) and Accounting Principles Board No. 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments,” which require an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements.

The provisions above related to fair value measurements and other-than-temporary impairments are effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of these provisions is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted FSP Emerging Issues Task Force 03-6-1 (“EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method. The adoption of EITF 03-6-1 has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings (loss) per common share calculations. See Note 5.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at June 30, 2009 or for the six months ended June 30, 2009. However, any future business combinations may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(7,410)	$21,661	$15,350	$36,351
Net unrealized investment gains (losses), net of income taxes	1,169	(1,051)	315	(1,768)

Comprehensive income (loss)	$(6,241)	$20,610	$15,665	$34,583

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

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These changes did not have any impact on the Company’s business, financial position, results of operations or liquidity.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

In June 2009, the Company purchased for resale six under-performing nursing centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Nursing Centers were included in master lease agreements with Ventas and the Company does not have the ability to terminate a lease of an individual facility. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for both the year ended December 31, 2008 and for the six months ended June 30, 2009. The Company intends to dispose of the Nursing Centers within one year. The Company recorded a pretax loss of $39.1 million ($24.0 million net of income taxes) in the second quarter of 2009 related to these divestitures.

In June 2008, the Company recorded a pretax gain of $9.5 million ($5.9 million net of income taxes) related to the divestiture of discontinued operations and a pretax charge of $5.1 million ($3.1 million net of income taxes) related to a hospital asset impairment.

At June 30, 2009, the Company held for sale the Nursing Centers and two hospitals. The Company expects to generate approximately $25 million in proceeds from the sales of the Nursing Centers and $7.8 million in proceeds from the sales of the two hospitals.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$16,970	$29,330	$33,082	$67,360

Salaries, wages and benefits	9,877	17,615	18,987	40,357
Supplies	992	2,047	1,984	4,958
Rent	1,628	2,616	3,297	5,150
Other operating expenses	5,568	7,193	10,540	20,309
Depreciation	359	724	674	1,571
Interest expense	7	–	7	2
Investment income	(3)	(5)	(4)	(30)

	18,428	30,190	35,485	72,317

Loss from operations before income taxes	(1,458)	(860)	(2,403)	(4,957)
Income tax benefit	(561)	(332)	(925)	(1,909)

Loss from operations	(897)	(528)	(1,478)	(3,048)
Gain (loss) on divestiture of operations, net of income taxes	(24,051)	2,712	(24,051)	2,712

	$(24,948)	$2,184	$(25,529)	$(336)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Hospital division	$1,286	$10,492	$2,349	$26,072
Health services division	15,684	18,838	30,733	41,288

	$16,970	$29,330	$33,082	$67,360

Operating income (loss):
Hospital division	$(642)	$(2,014)	$(1,492)	$(3,103)
Health services division	1,175	4,489	3,063	4,839

	$533	$2,475	$1,571	$1,736

Rent:
Hospital division	$11	$1,050	$101	$2,009
Health services division	1,617	1,566	3,196	3,141

	$1,628	$2,616	$3,297	$5,150

Depreciation:
Hospital division	$–	$339	$–	$689
Health services division	359	385	674	882

	$359	$724	$674	$1,571

A summary of the net assets held for sale follows (in thousands):

	June 30, 2009	December 31, 2008
Long-term assets:
Property and equipment, net	$31,442	$7,730
Other	755	56

	32,197	7,786
Current liabilities (included in other accrued liabilities)	(1,445)	(111)

	$30,752	$7,675

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

Operating results for the second quarter of 2008 included pretax income of $8.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute and a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities.

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Medicare	$456,298	$443,165	$919,027	$898,382
Medicaid	269,182	266,253	535,327	525,719
Medicare Advantage	83,589	65,105	164,845	127,038
Other	336,071	318,021	666,039	641,614

	1,145,140	1,092,544	2,285,238	2,192,753
Eliminations	(72,086)	(66,503)	(142,710)	(132,237)

	$1,073,054	$1,026,041	$2,142,528	$2,060,516

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options. On January 1, 2009, the Company adopted EITF 03-6-1, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Income from continuing operations:
As reported in Statement of Operations	$17,538	$17,538	$19,477	$19,477	$40,879	$40,879	$36,687	$36,687
Allocation to participating unvested restricted stockholders	(323)	(322)	(461)	(452)	(762)	(759)	(903)	(887)

Available to common stockholders	$17,215	$17,216	$19,016	$19,025	$40,117	$40,120	$35,784	$35,800

Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(897)	$(897)	$(528)	$(528)	$(1,478)	$(1,478)	$(3,048)	$(3,048)
Allocation to participating unvested restricted stockholders	17	17	12	12	28	27	75	74

Available to common stockholders	$(880)	$(880)	$(516)	$(516)	$(1,450)	$(1,451)	$(2,973)	$(2,974)

Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$(24,051)	$(24,051)	$2,712	$2,712	$(24,051)	$(24,051)	$2,712	$2,712
Allocation to participating unvested restricted stockholders	442	441	(64)	(63)	448	447	(67)	(66)

Available to common stockholders	$(23,609)	$(23,610)	$2,648	$2,649	$(23,603)	$(23,604)	$2,645	$2,646

Net income (loss):
As reported in Statement of Operations	$(7,410)	$(7,410)	$21,661	$21,661	$15,350	$15,350	$36,351	$36,351
Allocation to participating unvested restricted stockholders	136	136	(513)	(503)	(286)	(285)	(895)	(879)

Available to common stockholders	$(7,274)	$(7,274)	$21,148	$21,158	$15,064	$15,065	$35,456	$35,472

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,307	38,307	37,714	37,714	38,246	38,246	37,579	37,579

Dilutive effect of employee stock options		108		760		120		694

Adjusted weighted average shares outstanding – diluted computation		38,415		38,474		38,366		38,273

Earnings (loss) per common share:
Income from continuing operations	$0.45	$0.45	$0.50	$0.49	$1.05	$1.05	$0.95	$0.94
Discontinued operations:
Loss from operations	(0.02)	(0.02)	(0.01)	(0.01)	(0.04)	(0.04)	(0.08)	(0.08)
Gain (loss) on divestiture of operations	(0.62)	(0.62)	0.07	0.07	(0.62)	(0.62)	0.07	0.07

Net income (loss)	$(0.19)	$(0.19)	$0.56	$0.55	$0.39	$0.39	$0.94	$0.93

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		3,030		408		3,030		544

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

At June 30, 2009, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

The Company identifies its segments in accordance with the aggregation provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Hospital division	$487,145	$461,064	$979,654	$937,231
Health services division	537,545	525,162	1,067,487	1,044,705
Rehabilitation division	120,450	106,318	238,097	210,817

	1,145,140	1,092,544	2,285,238	2,192,753
Eliminations	(72,086)	(66,503)	(142,710)	(132,237)

	$1,073,054	$1,026,041	$2,142,528	$2,060,516

Income from continuing operations:
Operating income (loss):
Hospital division	$91,027	$85,886	$191,926	$182,688
Health services division	79,522	87,962	155,096	161,253
Rehabilitation division	13,599	10,178	29,052	21,664
Corporate:
Overhead	(33,586)	(33,200)	(67,673)	(68,131)
Insurance subsidiary	(1,182)	(1,347)	(2,634)	(2,850)

	(34,768)	(34,547)	(70,307)	(70,981)

Operating income	149,380	149,479	305,767	294,624
Rent	(86,882)	(85,860)	(172,083)	(169,483)
Depreciation and amortization	(31,355)	(30,545)	(61,845)	(61,103)
Interest, net	(1,196)	(572)	(2,199)	(2,246)

Income from continuing operations before income taxes	29,947	32,502	69,640	61,792
Provision for income taxes	12,409	13,025	28,761	25,105

	$17,538	$19,477	$40,879	$36,687

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Rent:
Hospital division	$36,834	$37,750	$73,279	$73,657
Health services division	48,565	46,611	95,839	92,937
Rehabilitation division	1,459	1,393	2,910	2,751
Corporate	24	106	55	138

	$86,882	$85,860	$172,083	$169,483

Depreciation and amortization:
Hospital division	$13,018	$11,455	$25,530	$22,758
Health services division	12,038	13,292	23,723	27,184
Rehabilitation division	549	485	1,096	872
Corporate	5,750	5,313	11,496	10,289

	$31,355	$30,545	$61,845	$61,103

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$17,730	$20,022	$32,060	$33,578
Health services division	11,946	10,744	33,786	17,879
Rehabilitation division	172	280	362	562
Corporate:
Information systems	8,838	8,616	12,291	12,448
Other	210	258	383	393

	$38,896	$39,920	$78,882	$64,860

	June 30, 2009	December 31, 2008
Assets at end of period:
Hospital division	$875,750	$847,394
Health services division	627,331	574,710
Rehabilitation division	48,948	45,733
Corporate	563,599	713,924

	$2,115,628	$2,181,761

Goodwill:
Hospital division	$68,577	$68,577
Health services division	889	639
Rehabilitation division	4,840	3,028

	$74,306	$72,244

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Professional liability:
Continuing operations	$14,905	$10,349	$29,793	$25,752
Discontinued operations	638	(2,020)	508	(1,219)

Workers compensation:
Continuing operations	$9,317	$6,227	$19,163	$16,277
Discontinued operations	(43)	416	(890)	972

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2009			December 31, 2008
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$74,720	$82,212	$156,932	$109,494	$87,489	$196,983
Reinsurance recoverables	89	–	89	89	–	89
Other	–	325	325	–	–	–

	74,809	82,537	157,346	109,583	87,489	197,072
Non-current:
Insurance subsidiary investments	52,196	–	52,196	48,610	–	48,610
Reinsurance recoverables	23,456	1,015	24,471	17,167	–	17,167
Deposits	5,000	1,547	6,547	2,000	1,466	3,466
Other	–	51	51	–	142	142

	80,652	2,613	83,265	67,777	1,608	69,385

	$155,461	$85,150	$240,611	$177,360	$89,097	$266,457

Liabilities:
Allowance for insurance risks:
Current	$49,677	$24,130	$73,807	$55,447	$25,348	$80,795
Non-current	209,116	60,071	269,187	187,804	57,993	245,797

	$258,793	$84,201	$342,994	$243,251	$83,341	$326,592

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $265.8 million at June 30, 2009 and $251.8 million at December 31, 2008.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, corporate bonds, asset backed securities, equities, commercial paper and U.S. Treasury notes for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follow (in thousands):

	June 30, 2009				December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$102,473	$–	$–	$102,473	$118,148	$–	$–	$118,148
Corporate bonds	42,173	651	(60)	42,764	35,110	314	(698)	34,726
Asset backed securities	39,433	527	(173)	39,787	59,509	886	(292)	60,103
Equities	14,087	450	(3,482)	11,055	13,750	402	(3,307)	10,845
Commercial paper	8,599	10	(11)	8,598	9,825	34	–	9,859
U.S. Treasury notes	4,388	63	–	4,451	11,760	152	–	11,912

	$211,153	$1,701	$(3,726)	$209,128	$248,102	$1,788	$(4,297)	$245,593

(a)	Includes $5.7 million and $13.2 million of money market funds at June 30, 2009 and December 31, 2008, respectively.

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

The Company considered the unrealized losses related to its insurance subsidiary investments at June 30, 2009 to be temporary and did not record any impairment losses related to these investments in the second quarter or the six months ended June 30, 2009.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The decrease in total fair value of insurance subsidiary investments at June 30, 2009 from December 31, 2008 was primarily attributable to a $34 million distribution from the insurance subsidiary to the Company during the six months ended June 30, 2009. This distribution was the result of improved professional liability underwriting results in prior years of the Company’s limited purpose insurance subsidiary.

NOTE 9 – LEASES

In April 2009, the Company provided Ventas with notices to renew the master lease agreements for an additional five years for 87 nursing centers and 22 LTAC hospitals (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements upon the renewal effective date in April 2010.

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

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated gains or losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total gains (losses)
	Level 1	Level 2	Level 3
June 30, 2009:
Recurring:
Assets:
Available-for-sale securities	$21,209	$91,148	$–	$112,357	$–
Deposits held in money market funds	20,856	–	–	20,856	–

	$42,065	$91,148	$–	$133,213	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased nursing centers	$–	$–	$25,000	$25,000	$(24,051)

Liabilities	$–	$–	$–	$–	$–

December 31, 2008:
Recurring:
Assets:
Available-for-sale securities	$35,960	$104,688	$–	$140,648	$–
Deposits held in money market funds	124,539	–	–	124,539	–

	$160,499	$104,688	$–	$265,187	$–

Liabilities	$–	$–	$–	$–	$–

Recurring measurements

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, corporate bonds, asset backed securities, equities, commercial paper and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $96.8 million, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Recurring measurements (Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	June 30, 2009		December 31, 2008
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$39,727	$39,727	$140,795	$140,795
Cash–restricted	5,305	5,305	5,104	5,104
Insurance subsidiary investments	209,128	209,128	245,593	245,593
Tax refund escrow investments	216	216	216	216
Long-term debt, including amounts due within one year	274,874	274,843	349,514	349,503

Non-recurring measurements

In June 2009, the Company purchased the Nursing Centers from Ventas for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Company used unobservable inputs for the valuation methodology that are significant to the fair value measurement and required management’s judgment related to the assumptions market participants would use in pricing the asset. The valuation of these assets also includes sales comparisons of similar properties and past transactions, in addition to expected proceeds negotiated with potential buyers. In accordance with SFAS 144, the assets had a carrying value of $61.4 million and were adjusted to a fair value of approximately $25 million, less cost to sell of $1.1 million, resulting in an impairment charge of $37.5 million ($23.1 million net of income taxes). In addition, another charge of $1.6 million ($0.9 million net of income taxes) was recorded related to the lease terminations, net of unamortized deferred rent credits.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers,

•

the effects of healthcare reform, legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

the impact of the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), including the ability of the Company’s hospitals to adjust to potential LTAC certification, medical necessity reviews and the three-year moratorium on future hospital development,

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At June 30, 2009, the Company’s hospital division operated 82 LTAC hospitals (6,520 licensed beds) in 24 states. The Company’s health services division operated 222 nursing centers (27,623 licensed beds) in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

Operating results for the second quarter of 2008 included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

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

The provision for doubtful accounts totaled $8 million and $7 million for the second quarter of 2009 and 2008, respectively, and $15 million and $14 million for the six months ended June 30, 2009 and 2008, respectively.

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

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

of 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $259 million at June 30, 2009 and $243 million at December 31, 2008. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $266 million at June 30, 2009 and $252 million at December 31, 2008.

The Company received distributions from its limited purpose insurance subsidiary of $34 million and $39 million during the six months ended June 30, 2009 and 2008, respectively, as a result of improved professional liability underwriting results in prior years. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2009 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $15 million and $11 million for the second quarter of 2009 and 2008, respectively, and $29 million and $26 million for the six months ended June 30, 2009 and 2008, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at June 30, 2009 and $83 million at December 31, 2008. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $9 million and $6 million for the second quarter of 2009 and 2008, respectively, and $19 million and $16 million for the six months ended June 30, 2009 and 2008, respectively.

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

The Company’s effective income tax rate was 41.4% and 40.1% for the second quarter of 2009 and 2008, respectively, and 41.3% and 40.6% for the six months ended June 30, 2009 and 2008, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $183 million at June 30, 2009 and $159 million at December 31, 2008.

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

The Company has determined that during the first six months of 2009 there were no events or changes in circumstances since December 31, 2008 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of June 30, 2009 and December 31, 2008, continued declines in the value of the Company’s common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement establishes the FASB Codification as the sole source of authoritative accounting principles recognized by the FASB. SFAS 168 is effective for all financial statements issued for interim and annual reporting periods beginning after September 15, 2009. The adoption of SFAS 168 is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Pronouncements (Continued)

available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of SFAS 165 is not expected to have an impact on the Company’s business, financial position, results of operations or liquidity.

In April 2009, the FASB issued the following guidance related to fair value measurements and disclosures and the recognition of other-than-temporary impairments of financial instruments:

•	SFAS 157-4, which provides additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are distressed.

•	SFAS 115-2 and SFAS 124-2, which clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities.

•	SFAS 107-1 and APB 28-1, which require an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements.

The provisions above related to fair value measurements and other-than-temporary impairments are effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of these provisions is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted EITF 03-6-1, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method. The adoption of EITF 03-6-1 has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings (loss) per common share calculations.

In December 2007, the FASB issued SFAS 141R, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. SFAS 141R is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of SFAS 141R on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at June 30, 2009 or for the six months ended June 30, 2009. However, any future business combinations may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous generally accepted accounting principles and may result in more earnings volatility and generally lower earnings due to the expensing of acquisition costs and restructuring costs.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations

Hospital division

Revenues increased 6% in the second quarter of 2009 to $487 million compared to $461 million in the second quarter of 2008 and increased 5% to $980 million for the six months ended June 30, 2009 from $937 million in the same period in 2008. Revenue growth in both periods was primarily a result of reimbursement rate increases associated with higher average patient acuity levels, increases in admissions and ongoing development of new hospitals. Aggregate admissions increased 2% in the second quarter of 2009 compared to the same period last year. On a same-store basis, aggregate admissions rose 2% in the second quarter of 2009 and rose 1% for the six months ended June 30, 2009 compared to the same periods in 2008, while non-government same-store admissions increased 12% in both the second quarter and for the six months ended June 30, 2009 compared to the same periods in 2008.

Hospital operating margins were relatively unchanged in the second quarter of 2009 and for the six months ended June 30, 2009 compared to the same periods in 2008. Reimbursement rate increases were offset by the increased costs of providing services to higher acuity patients. Hospital wage and benefit costs increased 5% to $221 million in the second quarter of 2009 from $210 million in the same period in 2008 and increased 3% to $439 million for the six months ended June 30, 2009 from $424 million in the same period in 2008. Average hourly wage rates grew 3% in the second quarter of 2009 and 2% for the six months ended June 30, 2009 compared to the respective prior year periods, while employee benefit costs increased 14% in the second quarter of 2009 and 8% for the six months ended June 30, 2009 compared to the respective prior year periods.

Professional liability costs were $7 million and $3 million in the second quarter of 2009 and 2008, respectively, and $13 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. The increase in professional liability costs in the second quarter and the six months ended June 30, 2009 was primarily the result of increased claims frequency.

Health services division

Revenues increased 2% in the second quarter of 2009 to $538 million compared to $526 million in the second quarter of 2008 and increased 2% to $1.1 billion for the six months ended June 30, 2009 from $1.0 billion in the same period in 2008. Revenue growth in both periods was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher average patient acuity. On a same-store basis, aggregate patient days declined 1% in the second quarter of 2009 and declined 2% for the six months ended June 30, 2009 compared to the respective prior year periods. Same-store Medicare patient days declined 5% and non-government same-store patient days increased 5% in the second quarter of 2009 compared to the same period in 2008. Same-store Medicare patient days declined 6% and non-government same-store patient days increased 3% for the six months ended June 30, 2009 compared to the same period in 2008.

Operating results for the second quarter of 2008 also included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

Nursing center operating margins declined in the second quarter of 2009 and for the six months ended June 30, 2009 compared to the same periods in 2008 as growth in labor costs exceeded revenue growth for both periods. Nursing center wage and benefit costs increased 4% to $272 million in the second quarter of 2009 from $261 million in the same period in 2008 and increased 3% to $545 million for the six months ended June 30, 2009 from $527 million in the same period in 2008. Average hourly wage rates grew 2% in both the second

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health services division (Continued)

quarter of 2009 and for the six months ended June 30, 2009 compared to the respective prior year periods, while employee benefit costs increased 13% in the second quarter of 2009 and 9% for the six months ended June 30, 2009 compared to the respective prior year periods.

Professional liability costs were $8 million and $7 million in the second quarter of 2009 and 2008, respectively, and $16 million for the six months ended June 30, 2009 and 2008.

Rehabilitation division

Revenues increased 13% in the second quarter of 2009 to $121 million compared to $106 million in the second quarter of 2008 and increased 13% to $238 million for the six months ended June 30, 2009 from $211 million in the same period in 2008. The increase in revenues in both periods was primarily attributable to growth in new contracts and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $49 million and $40 million in the second quarter of 2009 and 2008, respectively, and $95 million and $79 million for the six months ended June 30, 2009 and 2008, respectively.

Operating margins in both the second quarter of 2009 and for the six months ended June 30, 2009 increased primarily due to improvements in therapist productivity levels and the volume of services provided to existing customers.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $34 million and $33 million in the second quarter of 2009 and 2008, respectively, and $68 million for each of the six months ended June 30, 2009 and 2008. As a percentage of consolidated revenues, corporate overhead totaled 3.1% and 3.2% in the second quarter of 2009 and 2008, respectively, and totaled 3.2% and 3.3% for the six months ended June 30, 2009 and 2008, respectively.

Corporate expenses included the operating losses from the Company’s limited purpose insurance subsidiary of $1 million and $2 million in the second quarter of 2009 and 2008, respectively, and $2 million and $3 million for the six months ended June 30, 2009 and 2008, respectively.

Capital costs

Rent expense increased 1% to $87 million in the second quarter of 2009 compared to the second quarter of 2008 and increased 2% to $172 million for the six months ended June 30, 2009 from $170 million in the same period in 2008. Rent expense in the second quarter of 2008 included a charge of approximately $2 million related to a prior period rent escalator adjustment for ten leased facilities. The increase in both periods resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 3% in the second quarter of 2009 to $32 million compared to $30 million in the second quarter of 2008 and increased 1% to $62 million for the six months ended June 30, 2009 from $61 million in the same period in 2008. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs (Continued)

Interest expense aggregated $3 million in the second quarter of both 2009 and 2008 and aggregated $5 million and $8 million for the six months ended June 30, 2009 and 2008, respectively. The decline for the six months ended June 30, 2009 was primarily attributable to lower interest rates under the Company’s revolving credit facility compared to the same period last year.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $2 million and $3 million in the second quarter of 2009 and 2008, respectively, and totaled $3 million and $6 million for the six months ended June 30, 2009 and 2008, respectively. The decline in both periods was primarily attributable to lower investment yields on the Company’s insurance subsidiary’s investment portfolio compared to the same periods last year.

Consolidated results

Income from continuing operations before income taxes decreased 8% to $30 million in the second quarter of 2009 compared to $33 million in the second quarter of 2008 and increased 13% to $70 million for the six months ended June 30, 2009 from $62 million in the same period in 2008. Income from continuing operations decreased 10% to $17 million in the second quarter of 2009 compared to $19 million in the second quarter of 2008 and increased 11% to $41 million for the six months ended June 30, 2009 from $36 million in the same period in 2008.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $1 million in the second quarter of both 2009 and 2008, and aggregated $2 million and $3 million for the six months ended June 30, 2009 and 2008, respectively. In the second quarter of 2009, the Company recorded a net loss of $24 million related to the planned divestiture of the Nursing Centers. In the second quarter of 2008, the Company recorded a net gain of $3 million related to the divestiture of discontinued operations.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $87 million for the six months ended June 30, 2009 compared to $34 million for the same period in 2008. Operating cash flows were favorably impacted by federal income tax refunds of $25 million for each of the six months ended June 30, 2009 and 2008. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $40 million at June 30, 2009 compared to $141 million at December 31, 2008. The Company’s long-term debt at June 30, 2009 aggregated $275 million compared to $350 million at December 31, 2008 (substantially all of which related to borrowings under the Company’s revolving credit facility at each date). Based upon the Company’s existing cash levels, expected operating cash flows and capital spending (including planned acquisition and development activities), and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Strategic divestitures

In June 2009, the Company purchased the Nursing Centers from Ventas for approximately $56 million. In addition, the Company paid a lease termination fee of approximately $2 million. The Nursing Centers were included in master lease agreements with Ventas and the Company does not have the ability to terminate a lease of an individual facility. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for both the year ended December 31, 2008 and for the six months ended June 30, 2009. The Company expects to generate approximately $25 million in proceeds from the sales of the Nursing Centers. The fair value of the Nursing Centers is classified as Level 3 in the fair value hierarchy, as defined in SFAS 157. See Note 11 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company expects to dispose of two hospitals in 2009 and generate approximately $8 million in proceeds from the sales.

During the six months ended June 30, 2008, the Company sold five nursing centers and one hospital for approximately $27 million.

Revolving credit facility and financing activities

Under the terms of the Company’s $500 million revolving credit facility, the aggregate amount of the credit may be increased to $600 million at the Company’s option subject to lender approval and certain other conditions. The term of the Company’s revolving credit facility expires in July 2012.

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at June 30, 2009.

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

In April 2009, the Company provided Ventas with notices to renew the master lease agreements for an additional five years for the Renewal Facilities. The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements upon the renewal effective date in April 2010.

In May 2008, the Company received a cash distribution of $7 million related to a partnership land sale. The Company has a noncontrolling ownership interest in the partnership which is accounted for under the equity method of accounting. No gain or loss was recognized on the land sale.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Revolving credit facility and financing activities (Continued)

In April 2008, the Company repaid a capital lease obligation of approximately $16 million in connection with a purchase option under a hospital lease agreement.

The Company received distributions from its limited purpose insurance subsidiary of $34 million and $39 million during the six months ended June 30, 2009 and 2008, respectively, as a result of improved professional liability underwriting results in prior years. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Capital Resources

Excluding acquisitions, capital expenditures totaled $79 million for the six months ended June 30, 2009 compared to $65 million for the same period in 2008. Excluding acquisitions, routine capital expenditures could approximate $100 million to $110 million in 2009, while hospital development could approximate $50 million to $60 million in 2009. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At June 30, 2009, the estimated cost to complete and equip construction in progress approximated $34 million.

At June 30, 2009, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $224 million.

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

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Currently, Congress is considering various healthcare reforms that could materially impact the Medicare and Medicaid programs that could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. In addition, Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in LTAC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At June 30, 2009, the Company operated 16 HIHs with 692 licensed beds.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon the Company’s experience under these final regulations, it appears that the re-weighting increased payments for the care of higher acuity patients. On May 29, 2009, CMS issued an interim final rule that revised the October 1, 2008 payment weights. Effective June 3, 2009, CMS reduced MS-LTC-DRG payment weights by 3.9%, resulting in approximately a 0.9% reduction of the estimated total LTAC PPS payments in the federal fiscal year ending September 30, 2009. No retroactive adjustments to payments were made. On July 31, 2009, CMS finalized this interim rule without changes.

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. These final regulations include a recalibration of the MS-LTC-DRG payment weights as well as updates to the payment rates. CMS indicated that these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The reductions that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 are incorporated into the final October 1, 2009 payment weights.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations is (1) a market basket increase to the resource utilization grouping (“RUG”) payment rates of 2.2% and (2) a reduction in the RUG indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing centers of 1.1%.

In addition, for the fiscal year beginning October 1, 2010, CMS will increase the number of RUG categories for nursing centers from 53 to 66 and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. While the Company is unable to estimate the impact of these changes, the operating results of its contract rehabilitation services business may be adversely affected.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,034,475	$1,026,041	$997,129	$1,036,219	$1,069,474	$1,073,054

Salaries, wages and benefits	592,240	587,416	597,216	597,291	615,218	620,830
Supplies	77,834	80,769	77,766	80,780	80,336	83,912
Rent	83,623	85,860	84,865	84,325	85,201	86,882
Other operating expenses	223,973	213,544	207,773	209,093	220,405	221,755
Other income	(4,717)	(5,167)	(4,313)	(3,210)	(2,872)	(2,823)
Depreciation and amortization	30,558	30,545	29,174	29,745	30,490	31,355
Interest expense	4,921	2,907	3,710	3,835	2,478	2,229
Investment income	(3,247)	(2,335)	(671)	(843)	(1,475)	(1,033)

	1,005,185	993,539	995,520	1,001,016	1,029,781	1,043,107

Income from continuing operations before income taxes	29,290	32,502	1,609	35,203	39,693	29,947
Provision (benefit) for income taxes	12,080	13,025	(510)	13,549	16,352	12,409

Income from continuing operations	17,210	19,477	2,119	21,654	23,341	17,538
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,520)	(528)	(1,321)	970	(581)	(897)
Gain (loss) on divestiture of operations	–	2,712	(22,058)	(1,430)	–	(24,051)

Net income (loss)	$14,690	$21,661	$(21,260)	$21,194	$22,760	$(7,410)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.45	$0.50	$0.05	$0.56	$0.60	$0.45
Discontinued operations:
Income (loss) from operations	(0.07)	(0.01)	(0.03)	0.02	(0.02)	(0.02)
Gain (loss) on divestiture of operations	–	0.07	(0.57)	(0.04)	–	(0.62)

Net income (loss)	$0.38	$0.56	$(0.55)	$0.54	$0.58	$(0.19)

Diluted:
Income from continuing operations	$0.44	$0.49	$0.05	$0.55	$0.60	$0.45
Discontinued operations:
Income (loss) from operations	(0.06)	(0.01)	(0.03)	0.03	(0.02)	(0.02)
Gain (loss) on divestiture of operations	–	0.07	(0.56)	(0.04)	–	(0.62)

Net income (loss)	$0.38	$0.55	$(0.54)	$0.54	$0.58	$(0.19)

Shares used in computing earnings (loss) per common share:
Basic	37,444	37,714	38,034	38,123	38,184	38,307
Diluted	38,061	38,474	38,894	38,265	38,315	38,415

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$476,167	$461,064	$434,774	$465,317	$492,509	$487,145
Health services division	519,543	525,162	521,074	527,518	529,942	537,545
Rehabilitation division	104,499	106,318	106,796	109,707	117,647	120,450

	1,100,209	1,092,544	1,062,644	1,102,542	1,140,098	1,145,140
Eliminations	(65,734)	(66,503)	(65,515)	(66,323)	(70,624)	(72,086)

	$1,034,475	$1,026,041	$997,129	$1,036,219	$1,069,474	$1,073,054

Income from continuing operations:
Operating income (loss):
Hospital division	$96,802	$85,886	$64,818	$97,861	$100,899	$91,027
Health services division	73,291	87,962	79,133	81,428	75,574	79,522
Rehabilitation division	11,486	10,178	7,448	8,959	15,453	13,599
Corporate:
Overhead	(34,931)	(33,200)	(30,937)	(33,951)	(34,087)	(33,586)
Insurance subsidiary	(1,503)	(1,347)	(1,775)	(2,032)	(1,452)	(1,182)

	(36,434)	(34,547)	(32,712)	(35,983)	(35,539)	(34,768)

Operating income	145,145	149,479	118,687	152,265	156,387	149,380
Rent	(83,623)	(85,860)	(84,865)	(84,325)	(85,201)	(86,882)
Depreciation and amortization	(30,558)	(30,545)	(29,174)	(29,745)	(30,490)	(31,355)
Interest, net	(1,674)	(572)	(3,039)	(2,992)	(1,003)	(1,196)

Income from continuing operations before income taxes	29,290	32,502	1,609	35,203	39,693	29,947
Provision (benefit) for income taxes	12,080	13,025	(510)	13,549	16,352	12,409

	$17,210	$19,477	$2,119	$21,654	$23,341	$17,538

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$35,907	$37,750	$36,461	$36,198	$36,445	$36,834
Health services division	46,326	46,611	46,972	46,703	47,274	48,565
Rehabilitation division	1,358	1,393	1,405	1,399	1,451	1,459
Corporate	32	106	27	25	31	24

	$83,623	$85,860	$84,865	$84,325	$85,201	$86,882

Depreciation and amortization:
Hospital division	$11,303	$11,455	$11,719	$13,673	$12,512	$13,018
Health services division	13,892	13,292	11,536	9,925	11,685	12,038
Rehabilitation division	387	485	547	546	547	549
Corporate	4,976	5,313	5,372	5,601	5,746	5,750

	$30,558	$30,545	$29,174	$29,745	$30,490	$31,355

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$13,556	$20,022	$19,736	$15,903	$14,330	$17,730
Health services division	7,135	10,744	19,746	12,468	21,840	11,946
Rehabilitation division	282	280	271	329	190	172
Corporate:
Information systems	3,832	8,616	7,051	6,864	3,453	8,838
Other	135	258	489	960	173	210

	$24,940	$39,920	$47,293	$36,524	$39,986	$38,896

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	81	81	82	82	82	82
Number of licensed beds	6,358	6,358	6,428	6,482	6,520	6,520
Revenue mix %:
Medicare	57	56	54	55	56	55
Medicaid	9	9	11	11	10	10
Medicare Advantage	8	9	9	10	10	11
Commercial insurance and other	26	26	26	24	24	24
Admissions:
Medicare	7,920	7,268	6,786	7,054	7,421	7,117
Medicaid	1,034	1,008	1,148	1,043	1,052	1,053
Medicare Advantage	901	849	869	968	1,094	1,091
Commercial insurance and other	1,814	1,799	1,748	1,727	1,921	1,869

	11,669	10,924	10,551	10,792	11,488	11,130

Admissions mix %:
Medicare	68	67	64	65	65	64
Medicaid	9	9	11	10	9	9
Medicare Advantage	8	8	8	9	9	10
Commercial insurance and other	15	16	17	16	17	17
Patient days:
Medicare	216,737	210,064	188,832	190,794	197,377	197,203
Medicaid	50,335	50,676	54,108	53,304	50,868	50,485
Medicare Advantage	28,453	29,219	28,529	31,744	35,229	36,806
Commercial insurance and other	66,270	67,847	64,449	63,688	65,509	61,960

	361,795	357,806	335,918	339,530	348,983	346,454

Average length of stay:
Medicare	27.4	28.9	27.8	27.0	26.6	27.7
Medicaid	48.7	50.3	47.1	51.1	48.4	47.9
Medicare Advantage	31.6	34.4	32.8	32.8	32.2	33.7
Commercial insurance and other	36.5	37.7	36.9	36.9	34.1	33.2
Weighted average	31.0	32.8	31.8	31.5	30.4	31.1
Revenues per admission:
Medicare	$34,128	$35,717	$34,721	$36,029	$37,262	$37,748
Medicaid	41,853	42,271	40,798	50,577	45,160	45,759
Medicare Advantage	42,167	46,448	45,679	46,305	46,387	46,950
Commercial insurance and other	68,691	66,385	64,431	65,774	61,286	63,716
Weighted average	40,806	42,206	41,207	43,117	42,872	43,769
Revenues per patient day:
Medicare	$1,247	$1,236	$1,248	$1,332	$1,401	$1,362
Medicaid	860	841	866	990	934	954
Medicare Advantage	1,335	1,350	1,391	1,412	1,440	1,392
Commercial insurance and other	1,880	1,760	1,748	1,784	1,797	1,922
Weighted average	1,316	1,289	1,294	1,370	1,411	1,406

Medicare case mix index (discharged patients only)	1.12	1.16	1.14	1.17	1.22	1.23

Average daily census	3,976	3,932	3,651	3,691	3,878	3,807
Occupancy %	67.9	67.1	62.2	62.1	66.0	64.7

Annualized employee turnover %	25.0	25.9	25.7	25.2	21.3	22.1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	218	218	218	218	218	218
Managed	4	4	4	4	4	4

	222	222	222	222	222	222

Number of licensed beds:
Owned or leased	27,569	27,449	27,422	27,252	27,138	27,138
Managed	485	485	485	485	485	485

	28,054	27,934	27,907	27,737	27,623	27,623

Revenue mix %:
Medicare	35	35	33	34	35	35
Medicaid	42	43	43	43	41	41
Medicare Advantage	5	5	5	5	6	6
Private and other	18	17	19	18	18	18
Patient days (excludes managed facilities):
Medicare	401,468	394,520	365,125	361,977	374,853	375,140
Medicaid	1,356,401	1,347,763	1,387,819	1,374,670	1,326,654	1,323,157
Medicare Advantage	64,929	68,850	69,655	69,083	80,352	82,652
Private and other	413,510	406,564	419,071	420,193	403,320	415,510

	2,236,308	2,217,697	2,241,670	2,225,923	2,185,179	2,196,459

Patient day mix %:
Medicare	18	18	16	16	17	17
Medicaid	61	61	62	62	61	60
Medicare Advantage	3	3	3	3	4	4
Private and other	18	18	19	19	18	19
Revenues per patient day:
Medicare Part A	$428	$430	$433	$455	$457	$459
Total Medicare (including Part B)	461	465	474	497	497	500
Medicaid	159	166	163	163	165	167
Medicare Advantage	369	373	370	381	380	392
Private and other	229	227	230	231	235	232
Weighted average	232	237	232	237	243	245

Average daily census	24,575	24,370	24,366	24,195	24,280	24,137
Admissions	18,215	17,634	16,903	17,234	18,166	18,456
Occupancy %	89.3	89.1	89.2	88.9	89.3	88.9
Medicare average length of stay	35.2	35.7	36.5	34.8	34.8	35.5

Annualized employee turnover %	48.2	50.2	51.0	48.9	37.9	39.9

Rehabilitation data:
Revenue mix %:
Company-operated	65	64	62	61	61	60
Non-affiliated	35	36	38	39	39	40
Sites of services (at end of period)	650	658	659	655	661	659
Revenue per site	$160,767	$161,578	$162,058	$167,492	$177,984	$182,775

Therapist productivity %	81.9	81.3	80.1	82.3	84.8	84.8

Annualized employee turnover %	13.1	13.5	13.2	13.3	10.9	11.6

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/09
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$41	$86	$91	$96	$102	$358	$774	$743	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$–	$274,100	$–	$–	$274,100	$274,100

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on May 20, 2009 in Louisville, Kentucky. At the meeting, shareholders elected a board of nine directors pursuant to the following votes:

Director	Votes in Favor	Votes Withheld	Abstentions
Edward L. Kuntz	36,037,874	602,176	–
Joel Ackerman	36,336,817	303,233	–
Ann C. Berzin	34,808,064	1,831,986	–
Jonathan D. Blum	36,201,627	438,423	–
Thomas P. Cooper, M.D.	34,805,292	1,834,758	–
Paul J. Diaz	36,329,957	310,093	–
Isaac Kaufman	34,770,272	1,869,778	–
Frederick J. Kleisner	36,336,921	303,129	–
Eddy J. Rogers, Jr.	34,802,745	1,837,305	–

In addition to electing directors, shareholders of the Company approved the Company’s Amended and Restated Short-Term Incentive Plan by the vote of 35,716,044 in favor, 891,149 against, 32,856 abstentions and no broker non-votes, and the Company’s Amended and Restated Long-Term Incentive Plan by the vote of 35,812,221 in favor, 792,270 against, 35,559 abstentions and no broker non-votes.

At the Annual Meeting, the Company’s shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2009 by the vote of 36,282,331 in favor, 346,613 against, 11,106 abstentions and no broker non-votes.

Item 6.	Exhibits

10.1	Renewal Notice to Lessor, dated April 30, 2009, regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4, between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 6, 2009	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 6, 2009	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer