Form 10-Q
period 2009-09-30
KINDRED HEALTHCARE, INC
filed 2009-11-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2009
Common stock, $0.25 par value	39,076,717 shares

1 of 45

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008	3
	Condensed Consolidated Balance Sheet — September 30, 2009 and December 31, 2008	4
	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 6.	Exhibits	44

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$1,057,488	$997,129	$3,200,016	$3,057,645

Salaries, wages and benefits	629,077	597,216	1,865,125	1,776,872
Supplies	82,400	77,766	246,648	236,369
Rent	88,081	84,865	260,164	254,348
Other operating expenses	221,524	207,773	663,684	645,290
Other income	(2,870)	(4,313)	(8,565)	(14,197)
Depreciation and amortization	31,992	29,174	93,837	90,277
Interest expense	1,741	3,710	6,448	11,538
Investment income	(746)	(671)	(3,254)	(6,253)

	1,051,199	995,520	3,124,087	2,994,244

Income from continuing operations before income taxes	6,289	1,609	75,929	63,401
Provision (benefit) for income taxes	901	(510)	29,662	24,595

Income from continuing operations	5,388	2,119	46,267	38,806
Discontinued operations, net of income taxes:
Income (loss) from operations	13	(1,321)	(1,465)	(4,369)
Gain (loss) on divestiture of operations	52	(22,058)	(23,999)	(19,346)

Net income (loss)	$5,453	$(21,260)	$20,803	$15,091

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.14	$0.05	$1.19	$1.00
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.04)	(0.11)
Gain (loss) on divestiture of operations	–	(0.57)	(0.62)	(0.50)

Net income (loss)	$0.14	$(0.55)	$0.53	$0.39

Diluted:
Income from continuing operations	$0.14	$0.05	$1.18	$0.98
Discontinued operations:
Income (loss) from operations	–	(0.03)	(0.04)	(0.11)
Gain (loss) on divestiture of operations	–	(0.56)	(0.61)	(0.49)

Net income (loss)	$0.14	$(0.54)	$0.53	$0.38

Shares used in computing earnings (loss) per common share:
Basic	38,398	38,034	38,297	37,732
Diluted	38,524	38,894	38,419	38,485

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,303	$140,795
Cash – restricted	6,165	5,104
Insurance subsidiary investments	159,830	196,983
Accounts receivable less allowance for loss of $23,832 – September 30, 2009 and $27,548 – December 31, 2008	665,360	611,032
Inventories	21,863	22,325
Deferred tax assets	52,796	58,296
Income taxes	22,407	47,257
Other	19,303	20,843

	993,027	1,102,635

Property and equipment	1,491,683	1,392,636
Accumulated depreciation	(742,135)	(656,676)

	749,548	735,960

Goodwill	81,223	72,244
Intangible assets less accumulated amortization of $2,425 – September 30, 2009 and $1,817 – December 31, 2008	64,712	64,367
Assets held for sale	20,733	7,786
Insurance subsidiary investments	50,890	48,610
Deferred tax assets	110,249	100,751
Other	58,527	49,408

	$2,128,909	$2,181,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,505	$178,246
Salaries, wages and other compensation	296,611	281,542
Due to third party payors	30,827	33,122
Professional liability risks	47,128	55,447
Other accrued liabilities	85,368	76,832
Long-term debt due within one year	84	81

	621,523	625,270

Long-term debt	251,070	349,433
Professional liability risks	208,451	187,804
Deferred credits and other liabilities	104,843	104,279

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,074 shares – September 30, 2009 and 38,909 shares – December 31, 2008	9,769	9,727
Capital in excess of par value	817,947	812,141
Accumulated other comprehensive loss	(2,223)	(3,619)
Retained earnings	117,529	96,726

	943,022	914,975

	$2,128,909	$2,181,761

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,453	$(21,260)	$20,803	$15,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,992	29,595	94,511	92,269
Amortization of stock-based compensation costs	2,449	2,411	7,548	9,806
Provision for doubtful accounts	7,100	6,877	21,747	22,037
Deferred income taxes	4,286	8,226	(5,221)	(4,921)
(Gain) loss on divestiture of discontinued operations	(52)	22,058	23,999	19,346
Other	(1,428)	(853)	(1,192)	(1,946)
Change in operating assets and liabilities:
Accounts receivable	(11,934)	(41,141)	(76,075)	(125,287)
Inventories and other assets	(2,194)	(422)	(11,755)	(4,880)
Accounts payable	3,876	(2,726)	(6,392)	(13,756)
Income taxes	(7,727)	(17,796)	38,374	21,188
Due to third party payors	5,413	14,998	(4,340)	191
Other accrued liabilities	15,580	7,262	37,841	12,251

Net cash provided by operating activities	52,814	7,229	139,848	41,389

Cash flows from investing activities:
Purchase of property and equipment	(33,975)	(47,293)	(112,857)	(112,153)
Acquisitions	(8,035)	(22,419)	(83,432)	(48,824)
Sale of assets	14,019	745	14,019	27,984
Purchase of insurance subsidiary investments	(18,808)	(25,908)	(77,480)	(94,976)
Sale of insurance subsidiary investments	17,658	22,568	97,677	89,501
Net change in insurance subsidiary cash and cash equivalents	1,177	1,671	16,852	40,099
Change in other investments	2	2	2,002	7,002
Other	(517)	1,340	3,877	2,628

Net cash used in investing activities	(28,479)	(69,294)	(139,342)	(88,739)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	295,600	391,700	952,500	1,119,800
Repayment of borrowings under revolving credit	(319,300)	(328,800)	(1,050,800)	(1,066,500)
Repayment of long-term debt	(20)	(19)	(60)	(57)
Repayment of capital lease obligation	–	–	–	(16,268)
Payment of deferred financing costs	(177)	(211)	(604)	(390)
Issuance of common stock	568	3,087	568	8,865
Other	4,570	(3,213)	2,398	(11,682)

Net cash provided by (used in) financing activities	(18,759)	62,544	(95,998)	33,768

Change in cash and cash equivalents	5,576	479	(95,492)	(13,582)
Cash and cash equivalents at beginning of period	39,727	18,816	140,795	32,877

Cash and cash equivalents at end of period	$45,303	$19,295	$45,303	$19,295

Supplemental information:
Interest payments	$1,491	$3,214	$5,398	$10,847
Income tax payments (refunds)	6,092	9,614	(2,711)	6,924

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At September 30, 2009, the Company’s hospital division operated 82 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s health services division operated 222 nursing centers in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In August 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of this guidance clarify how an entity should measure liabilities at fair value. The guidance is effective for all interim and annual reporting periods beginning after August 26, 2009. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In June 2009, the FASB issued authoritative guidance for establishment of the FASB’s Accounting Standards Codification (the “FASB Codification”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB Codification is the sole source of authoritative accounting principles recognized by the FASB. The guidance is effective for all financial statements issued for interim and annual reporting periods ending after September 15, 2009. The application of this guidance (or the FASB Codification) did not have an impact on the Company’s business, financial position, results of operations or liquidity.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new provisions provide guidance related to the disclosure date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s business, financial position, results of operations or liquidity.

In April 2009, the FASB issued additional authoritative guidance related to fair value measurements and the recognition of other-than-temporary impairments of financial instruments. The new provisions provide guidance to determine whether the market for a security is inactive and whether transactions in inactive markets are distressed and clarify the recognition and measurement of other-than-temporary impairments of debt and equity

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

securities. Authoritative guidance also was issued for interim disclosures about fair value of financial instruments, which requires an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method. The adoption of the guidance has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings (loss) per common share calculations. See Note 5.

In December 2007, the FASB revised the authoritative guidance for business combinations, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. The guidance is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at September 30, 2009 or for the nine months ended September 30, 2009. However, any future business combinations may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous guidance and may result in generally lower earnings due to the expensing of acquisition and restructuring costs.

In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of the guidance retroactive to January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$5,453	$(21,260)	$20,803	$15,091
Net unrealized investment gains (losses), net of income taxes	1,081	(1,269)	1,396	(3,037)

Comprehensive income (loss)	$6,534	$(22,529)	$22,199	$12,054

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These changes did not have any impact on the Company’s business, financial position, results of operations or liquidity.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains, losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations.

In June 2009, the Company purchased for resale six under-performing nursing centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Nursing Centers were included in the Company’s master lease agreements with Ventas and the Company does not have the ability to terminate a lease of an individual facility. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for the year ended December 31, 2008 and approximately $2 million for the nine months ended September 30, 2009. The Company disposed of three of the Nursing Centers in September 2009 for $14.0 million, which did not result in a gain or loss. During the third quarter of 2009, the Company increased the fair value of the remaining three Nursing Centers by $2.2 million based upon updated expected proceeds negotiated with potential purchasers and recorded a pretax loss provision of $2.0 million related to the expected recapture of third party revenues upon disposal. The Company recorded a pretax loss of $39.0 million ($24.0 million net of income taxes) for the nine months ended September 30, 2009 related to these divestitures.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

In September 2008, the Company purchased for resale a LTAC hospital for $22.3 million that was previously leased. The Company recorded a pretax loss of $35.9 million ($22.1 million net of income taxes) in the third quarter of 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($16.3 million) and other costs ($4.4 million).

In September 2008, the Company also announced its intention to dispose of another LTAC hospital and its related operations. The hospital operations have been closed but the Company continues to operate a co-located 64-bed skilled nursing unit. The Company recorded a pretax loss of $5.1 million ($3.1 million net of income taxes) in the second quarter of 2008 related to the impairment of the hospital’s building and equipment.

At September 30, 2009, the Company held for sale three nursing centers and two hospitals. The Company expects to generate $12.9 million in net proceeds from the sales of the remaining three Nursing Centers and $7.8 million in net proceeds from the sales of the two hospitals. The Company disposed of two of the Nursing Centers in October 2009 for $12.2 million, which will not result in a gain or loss. The Company intends to dispose of the remaining Nursing Center and the two hospitals as soon as practicable.

The Company also discontinued the operations of a hospital in the third quarter of 2008 after terminating the hospital’s operating lease and closing the operations.

The Company recorded a pretax gain of $9.5 million ($5.9 million net of income taxes) related to the divestiture of discontinued operations during the nine months ended September 30, 2008.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$17,068	$21,838	$50,150	$89,198

Salaries, wages and benefits	10,077	13,616	29,064	53,973
Supplies	1,017	1,644	3,001	6,602
Rent	223	2,296	3,520	7,446
Other operating expenses	5,734	5,991	16,274	26,300
Depreciation	–	421	674	1,992
Interest expense	2	–	9	2
Investment income	(7)	18	(11)	(12)

	17,046	23,986	52,531	96,303

Income (loss) from operations before income taxes	22	(2,148)	(2,381)	(7,105)
Provision (benefit) for income taxes	9	(827)	(916)	(2,736)

Income (loss) from operations	13	(1,321)	(1,465)	(4,369)
Gain (loss) on divestiture of operations, net of income taxes	52	(22,058)	(23,999)	(19,346)

	$65	$(23,379)	$(25,464)	$(23,715)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Hospital division	$1,469	$6,727	$3,818	$32,799
Health services division	15,599	15,111	46,332	56,399

	$17,068	$21,838	$50,150	$89,198

Operating income (loss):
Hospital division	$(547)	$(672)	$(2,039)	$(3,775)
Health services division	787	1,259	3,850	6,098

	$240	$587	$1,811	$2,323

Rent:
Hospital division	$63	$714	$164	$2,723
Health services division	160	1,582	3,356	4,723

	$223	$2,296	$3,520	$7,446

Depreciation:
Hospital division	$–	$163	$–	$852
Health services division	–	258	674	1,140

	$–	$421	$674	$1,992

A summary of the net assets held for sale follows (in thousands):

	September 30, 2009	December 31, 2008
Long-term assets:
Property and equipment, net	$20,596	$7,730
Other	137	56

	20,733	7,786
Current liabilities (included in other accrued liabilities)	(625)	(111)

	$20,108	$7,675

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – SIGNIFICANT QUARTERLY ADJUSTMENTS

The provision for income taxes for the third quarter of 2009 and for the nine months ended September 30, 2009 included a favorable adjustment of $1.7 million related to the resolution of certain income tax contingencies from prior years.

Operating results for the third quarter of 2008 included a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio that reduced investment income in the accompanying unaudited condensed consolidated statement of operations. In addition, the provision for income taxes included a favorable adjustment of $1.8 million related to the resolution of certain income tax contingencies from prior years.

Operating results for the nine months ended September 30, 2008 also included pretax income of $8.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute and a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities.

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Medicare	$437,845	$408,721	$1,356,872	$1,307,103
Medicaid	276,461	272,811	811,788	798,530
Medicare Advantage	77,670	65,486	242,515	192,524
Other	337,935	315,626	1,003,974	957,240

	1,129,911	1,062,644	3,415,149	3,255,397
Eliminations	(72,423)	(65,515)	(215,133)	(197,752)

	$1,057,488	$997,129	$3,200,016	$3,057,645

NOTE 5 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Income from continuing operations:
As reported in Statement of Operations	$5,388	$5,388	$2,119	$2,119	$46,267	$46,267	$38,806	$38,806
Allocation to participating unvested restricted stockholders	(90)	(90)	(46)	(45)	(833)	(830)	(915)	(897)

Available to common stockholders	$5,298	$5,298	$2,073	$2,074	$45,434	$45,437	$37,891	$37,909

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$13	$13	$(1,321)	$(1,321)	$(1,465)	$(1,465)	$(4,369)	$(4,369)
Allocation to participating unvested restricted stockholders	–	–	29	28	26	26	103	101

Available to common stockholders	$13	$13	$(1,292)	$(1,293)	$(1,439)	$(1,439)	$(4,266)	$(4,268)

Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$52	$52	$(22,058)	$(22,058)	$(23,999)	$(23,999)	$(19,346)	$(19,346)
Allocation to participating unvested restricted stockholders	(1)	(1)	475	465	432	431	456	447

Available to common stockholders	$51	$51	$(21,583)	$(21,593)	$(23,567)	$(23,568)	$(18,890)	$(18,899)

Net income (loss):
As reported in Statement of Operations	$5,453	$5,453	$(21,260)	$(21,260)	$20,803	$20,803	$15,091	$15,091
Allocation to participating unvested restricted stockholders	(91)	(91)	458	448	(375)	(373)	(356)	(349)

Available to common stockholders	$5,362	$5,362	$(20,802)	$(20,812)	$20,428	$20,430	$14,735	$14,742

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,398	38,398	38,034	38,034	38,297	38,297	37,732	37,732

Dilutive effect of employee stock options		126		860		122		753

Adjusted weighted average shares outstanding – diluted computation		38,524		38,894		38,419		38,485

Earnings (loss) per common share:
Income from continuing operations	$0.14	$0.14	$0.05	$0.05	$1.19	$1.18	$1.00	$0.98
Discontinued operations:
Income (loss) from operations	–	–	(0.03)	(0.03)	(0.04)	(0.04)	(0.11)	(0.11)
Gain (loss) on divestiture of operations	–	–	(0.57)	(0.56)	(0.62)	(0.61)	(0.50)	(0.49)

Net income (loss)	$0.14	$0.14	$(0.55)	(0.54)	$0.53	$0.53	$0.39	$0.38

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		3,021		317		3,030		403

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

At September 30, 2009, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics.

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Hospital division	$468,069	$434,774	$1,447,723	$1,372,005
Health services division	539,217	521,074	1,606,704	1,565,779
Rehabilitation division	122,625	106,796	360,722	317,613

	1,129,911	1,062,644	3,415,149	3,255,397
Eliminations	(72,423)	(65,515)	(215,133)	(197,752)

	$1,057,488	$997,129	$3,200,016	$3,057,645

Income from continuing operations:
Operating income (loss):
Hospital division	$78,674	$64,818	$270,600	$247,506
Health services division	73,383	79,133	228,479	240,386
Rehabilitation division	10,912	7,448	39,964	29,112
Corporate:
Overhead	(33,843)	(30,937)	(101,516)	(99,068)
Insurance subsidiary	(1,769)	(1,775)	(4,403)	(4,625)

	(35,612)	(32,712)	(105,919)	(103,693)

Operating income	127,357	118,687	433,124	413,311
Rent	(88,081)	(84,865)	(260,164)	(254,348)
Depreciation and amortization	(31,992)	(29,174)	(93,837)	(90,277)
Interest, net	(995)	(3,039)	(3,194)	(5,285)

Income from continuing operations before income taxes	6,289	1,609	75,929	63,401
Provision (benefit) for income taxes	901	(510)	29,662	24,595

	$5,388	$2,119	$46,267	$38,806

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Rent:
Hospital division	$37,062	$36,461	$110,341	$110,118
Health services division	49,471	46,972	145,310	139,909
Rehabilitation division	1,495	1,405	4,405	4,156
Corporate	53	27	108	165

	$88,081	$84,865	$260,164	$254,348

Depreciation and amortization:
Hospital division	$13,275	$11,719	$38,805	$34,477
Health services division	12,408	11,536	36,131	38,720
Rehabilitation division	584	547	1,680	1,419
Corporate	5,725	5,372	17,221	15,661

	$31,992	$29,174	$93,837	$90,277

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$21,110	$19,736	$53,170	$53,314
Health services division	6,371	19,746	40,157	37,625
Rehabilitation division	269	271	631	833
Corporate:
Information systems	6,152	7,051	18,443	19,499
Other	73	489	456	882

	$33,975	$47,293	$112,857	$112,153

	September 30, 2009	December 31, 2008
Assets at end of period:
Hospital division	$888,198	$847,394
Health services division	606,824	574,710
Rehabilitation division	59,965	45,733
Corporate	573,922	713,924

	$2,128,909	$2,181,761

Goodwill:
Hospital division	$68,577	$68,577
Health services division	889	639
Rehabilitation division	11,757	3,028

	$81,223	$72,244

In July 2009, the Company acquired a hospice business for $8.0 million, which included $6.9 million of goodwill and $0.9 million of intangible assets. The Company includes operating data for its hospice businesses in the rehabilitation division.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Professional liability:
Continuing operations	$12,095	$4,305	$41,888	$30,057
Discontinued operations	692	(859)	1,200	(2,078)

Workers compensation:
Continuing operations	$8,803	$7,148	$27,966	$23,425
Discontinued operations	(32)	307	(922)	1,279

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2009			December 31, 2008
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$76,472	$83,358	$159,830	$109,494	$87,489	$196,983
Reinsurance recoverables	89	–	89	89	–	89
Other	–	321	321	–	–	–

	76,561	83,679	160,240	109,583	87,489	197,072
Non-current:
Insurance subsidiary investments	50,890	–	50,890	48,610	–	48,610
Reinsurance recoverables	26,443	1,523	27,966	17,167	–	17,167
Deposits	5,000	1,409	6,409	2,000	1,466	3,466
Other	–	47	47	–	142	142

	82,333	2,979	85,312	67,777	1,608	69,385

	$158,894	$86,658	$245,552	$177,360	$89,097	$266,457

Liabilities:
Allowance for insurance risks:
Current	$47,128	$24,004	$71,132	$55,447	$25,348	$80,795
Non-current	208,451	59,611	268,062	187,804	57,993	245,797

	$255,579	$83,615	$339,194	$243,251	$83,341	$326,592

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated

$261.6 million at September 30, 2009 and $251.8 million at December 31, 2008.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, asset backed securities, corporate bonds, equities, commercial paper and U.S. Treasury notes for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follow (in thousands):

	September 30, 2009				December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$101,296	$–	$–	$101,296	$118,148	$–	$–	$118,148
Asset backed securities	40,550	517	(106)	40,961	59,509	886	(292)	60,103
Corporate bonds	39,744	939	(7)	40,676	35,110	314	(698)	34,726
Equities	14,213	802	(2,577)	12,438	13,750	402	(3,307)	10,845
Commercial paper	10,099	13	(5)	10,107	9,825	34	–	9,859
U.S. Treasury notes	5,179	63	–	5,242	11,760	152	–	11,912

	$211,081	$2,334	$(2,695)	$210,720	$248,102	$1,788	$(4,297)	$245,593

(a)	Includes $5.4 million and $13.2 million of money market funds at September 30, 2009 and December 31, 2008, respectively.

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

The Company considered the unrealized losses related to its insurance subsidiary investments at September 30, 2009 to be temporary and did not record any impairment losses related to these investments in the third quarter or the nine months ended September 30, 2009. The Company considered the severity and duration

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

of its unrealized losses at September 30, 2008 and recognized during the third quarter of 2008 a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio.

The decrease in total fair value of insurance subsidiary investments at September 30, 2009 from December 31, 2008 was primarily attributable to a $34 million distribution in March 2009 from the insurance subsidiary to the Company. This distribution resulted from improved professional liability underwriting results in prior years of the Company’s limited purpose insurance subsidiary.

NOTE 9 – LEASES

In April 2009, the Company provided Ventas with notices to renew the master lease agreements for an additional five years for 87 nursing centers and 22 LTAC hospitals (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements in April 2010.

NOTE 10 – INCOME TAXES

During the third quarter of 2009, the Company reduced its unrecognized tax benefits and related accrued interest by $2.7 million. The deferred tax asset associated with unrecognized tax benefits also was reduced by $1.0 million. As of September 30, 2009, the Company’s unrecognized tax benefits totaled $7.6 million and accrued interest related to uncertain tax positions totaled $0.1 million.

The federal statute of limitations remains open for tax years 2006 through 2008.

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

NOTE 11 – CONTINGENCIES (Continued)

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES

On January 1, 2008, the Company adopted the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

(Unaudited)

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated gains or losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total gains (losses)
	Level 1	Level 2	Level 3
September 30, 2009:
Recurring:
Assets:
Available-for-sale securities	$23,039	$91,743	$–	$114,782	$–
Deposits held in money market funds	16,384	–	–	16,384	–

	$39,423	$91,743	$–	$131,166	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Nursing centers available for sale	$–	$–	$13,199	$13,199	$2,200

Liabilities	$–	$–	$–	$–	$–

December 31, 2008:
Recurring:
Assets:
Available-for-sale securities	$35,960	$104,688	$–	$140,648	$–
Deposits held in money market funds	124,539	–	–	124,539	–

	$160,499	$104,688	$–	$265,187	$–

Liabilities	$–	$–	$–	$–	$–

Recurring measurements

The Company’s available-for-sale securities are held by its wholly owned limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, equities, commercial paper and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $95.9 million as of September 30, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

(Unaudited)

NOTE 12 – FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Recurring measurements (Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	September 30, 2009		December 31, 2008
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$45,303	$45,303	$140,795	$140,795
Cash–restricted	6,165	6,165	5,104	5,104
Insurance subsidiary investments	210,720	210,720	245,593	245,593
Tax refund escrow investments	215	215	216	216
Long-term debt, including amounts due within one year	251,154	251,113	349,514	349,503

Non-recurring measurements

In June 2009, the Company purchased the Nursing Centers from Ventas for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Company used unobservable inputs for the valuation methodology that are significant to the fair value measurement and required management’s judgment related to the assumptions market participants would use in pricing the assets. The valuation of these assets also included sales comparisons of similar properties and past transactions, in addition to expected proceeds negotiated with potential purchasers. In aggregate, the assets had a carrying value of $61.4 million and were adjusted to a fair value of $27.2 million, less expected selling costs of $1.2 million, resulting in an impairment charge of $35.4 million ($21.8 million net of income taxes).

In September 2009, the Company sold three of the Nursing Centers for $14.0 million, which did not result in a gain or loss. The fair value of the remaining Nursing Centers was increased by $2.2 million in the third quarter of 2009 based upon updated expected proceeds negotiated with potential purchasers. In addition, during the third quarter of 2009, the Company recorded a pretax loss provision of $2.0 million ($1.3 million net of income taxes) related to the expected recapture of third party revenues upon disposal. For the nine months ended September 30, 2009, the Company also recorded charges of $1.6 million ($0.9 million net of income taxes) related to the lease terminations net of unamortized deferred rent credits.

The Company disposed of two of the Nursing Centers in October 2009 for $12.2 million, which will not result in a gain or loss.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing centers and a contract rehabilitation services business across the United States. At September 30, 2009, the Company’s hospital division operated 82 LTAC hospitals (6,520 licensed beds) in 24 states. The Company’s health services division operated 222 nursing centers (27,571 licensed beds) in 27 states. The Company also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains, losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

Operating results for the nine months ended September 30, 2008 included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

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

The provision for doubtful accounts totaled $7 million and $6 million for the third quarter of 2009 and 2008, respectively, and $22 million and $20 million for the nine months ended September 30, 2009 and 2008, respectively.

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

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $256 million at September 30, 2009 and $243 million at December 31, 2008. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $262 million at September 30, 2009 and $252 million at December 31, 2008.

The Company received distributions from its limited purpose insurance subsidiary of $34 million and $39 million during the nine months ended September 30, 2009 and 2008, respectively, as a result of improved professional liability underwriting results in prior years. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2009 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $4 million for the third quarter of 2009 and 2008, respectively, and $42 million and $30 million for the nine months ended September 30, 2009 and 2008, respectively. Professional liability costs rose substantially in the third quarter of 2009 primarily because the Company recognized larger favorable prior year adjustments in 2008 resulting from changes in estimates.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at September 30, 2009 and $83 million at December 31, 2008. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $9 million and $7 million for the third quarter of 2009 and 2008, respectively, and $28 million and $23 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company’s effective income tax rate for the third quarter and nine months ended September 30, 2009 was favorably impacted by approximately $2 million related to the resolution of certain income tax contingencies from prior years, while the Company’s effective income tax rate for the third quarter and nine months ended

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

September 30, 2008 was also favorably impacted by approximately $2 million related to the resolution of certain income tax contingencies from prior years.

There are significant uncertainties with respect to capital loss carryforwards that could materially affect the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $163 million at September 30, 2009 and $159 million at December 31, 2008.

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

The Company’s other intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to ten years.

In accordance with the guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. The Company has determined that its reporting units are hospitals, nursing centers, rehabilitation services and hospice.

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

Since quoted market prices for the Company’s reporting units are not available, the Company applies judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relies on widely accepted valuation techniques, including equally weighted discounted cash flows and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require management to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

The fair values of the Company’s indefinite lived intangible assets, primarily hospital certificates of need, are estimated using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business operation. The fair values of the Company’s indefinite lived intangible assets are derived from projections which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital.

The Company has determined that during the first nine months of 2009 there were no events or changes in circumstances since December 31, 2008 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of September 30, 2009 and December 31, 2008, continued declines in the value of the Company’s common stock or adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets may result in future impairment charges for a portion or all of these assets. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Requirements

In August 2009, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of this guidance clarify how an entity should measure liabilities at fair value. The guidance is effective for all interim and annual reporting periods beginning after August 26, 2009. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In June 2009, the FASB issued authoritative guidance for establishment of the FASB Codification, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB Codification is the sole source of authoritative accounting principles recognized by the FASB. The guidance is effective for all financial statements issued for interim and annual reporting periods ending after September 15, 2009. The application of this guidance (or the FASB Codification) did not have an impact on the Company’s business, financial position, results of operations or liquidity.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new provisions provide guidance related to the disclosure date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s business, financial position, results of operations or liquidity.

In April 2009, the FASB issued additional authoritative guidance related to fair value measurements and the recognition of other-than-temporary impairments of financial instruments. The new provisions provide guidance to determine whether the market for a security is inactive and whether transactions in inactive markets are distressed and clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities. Authoritative guidance also was issued for interim disclosures about fair value of financial instruments, which requires an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method. The adoption of the guidance has been applied retrospectively in the accompanying unaudited condensed consolidated financial statements and did not have a material impact on the Company’s earnings (loss) per common share calculations.

In December 2007, the FASB revised the authoritative guidance for business combinations, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. The guidance is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at September 30, 2009 or for the nine months ended September 30, 2009. However, any future business combinations may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous guidance and may result in generally lower earnings due to the expensing of acquisition and restructuring costs.

In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which will amend the provisions related to the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. The Company’s adoption of the guidance retroactive to January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Hospital division

Revenues increased 8% in the third quarter of 2009 to $468 million compared to $435 million in the third quarter of 2008 and increased 6% to $1.4 billion for the nine months ended September 30, 2009 compared to the same period in 2008. Revenue growth in both periods was primarily a result of increases in admissions, ongoing development of new hospitals and reimbursement rate increases associated with higher average patient acuity levels. Aggregate admissions increased 4% in the third quarter of 2009 and 1% for the nine months ended September 30, 2009 compared to the same periods last year. On a same-facility basis, aggregate admissions rose 4% in the third quarter of 2009 and rose 2% for the nine months ended September 30, 2009 compared to the same periods in 2008. Non-government same-facility admissions rose 11% in the third quarter of 2009 and rose 12% for the nine months ended September 30, 2009 compared to the same periods in 2008.

Hospital operating margins increased in the third quarter of 2009 and for the nine months ended September 30, 2009 compared to the same periods in 2008 as reimbursement rate increases for the third quarter of 2009 and the nine months ended September 30, 2009 exceeded the increased costs of providing services to higher acuity patients. Operating results for the third quarter of 2008 also included approximately $6 million related to direct costs and operating declines in the Company’s Louisiana and southern Texas hospital operations resulting from hurricane activities.

Hospital wage and benefit costs increased 4% to $218 million in the third quarter of 2009 from $211 million in the same period in 2008 and increased 4% to $657 million for the nine months ended September 30, 2009 from $635 million in the same period in 2008. Average hourly wage rates grew 3% in both the third quarter of 2009 and for the nine months ended September 30, 2009 compared to the respective prior year periods. Employee benefit costs increased 9% in the third quarter of 2009 and 8% for the nine months ended September 30, 2009 compared to the respective prior year periods, primarily as a result of increased employee health insurance costs.

Professional liability costs were $5 million and $2 million in the third quarter of 2009 and 2008, respectively, and $18 million and $11 million for the nine months ended September 30, 2009 and 2008, respectively.

Health services division

Revenues increased 3% in the third quarter of 2009 to $538 million compared to $521 million in the third quarter of 2008 and increased 3% to $1.6 billion for the nine months ended September 30, 2009 compared to the same period in 2008. Revenue growth in both periods was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher average patient acuity. On a same-facility basis, aggregate patient days declined 1% in the third quarter of 2009 and declined 2% for the nine months ended September 30, 2009 compared to the respective prior year periods. Same-facility Medicare patient days declined 2% while non-government same-facility patient days increased 2% in the third quarter of 2009 compared to the same period in 2008. Same-facility Medicare patient days declined 5% while non-government same-facility patient days increased 2% for the nine months ended September 30, 2009 compared to the same period in 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Health services division (Continued)

Operating results for the nine months ended September 30, 2008 included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

Nursing center operating margins declined in the third quarter of 2009 and for the nine months ended September 30, 2009 compared to the same periods in 2008 as growth in labor and ancillary services costs exceeded revenue growth for both periods. Nursing center wage and benefit costs increased 3% to $279 million in the third quarter of 2009 from $271 million in the same period in 2008 and increased 3% to $824 million for the nine months ended September 30, 2009 from $798 million in the same period in 2008. Average hourly wage rates grew 2% in both the third quarter of 2009 and for the nine months ended September 30, 2009 compared to the respective prior year periods. Employee benefit costs increased 10% in the third quarter of 2009 and 9% for the nine months ended September 30, 2009 compared to the respective prior year periods, primarily as a result of increased employee health insurance costs.

Professional liability costs were $7 million and $2 million in the third quarter of 2009 and 2008, respectively, and $23 million and $18 million for the nine months ended September 30, 2009 and 2008, respectively.

Rehabilitation division

Revenues increased 15% in the third quarter of 2009 to $123 million compared to $106 million in the third quarter of 2008 and increased 14% to $361 million for the nine months ended September 30, 2009 from $317 million in the same period in 2008. The increase in revenues in both periods was primarily attributable to growth in new contracts and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $51 million and $40 million in the third quarter of 2009 and 2008, respectively, and $146 million and $119 million for the nine months ended September 30, 2009 and 2008, respectively.

Operating margins in both the third quarter of 2009 and for the nine months ended September 30, 2009 increased primarily due to improvements in therapist productivity levels and the volume of services provided to existing customers.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $34 million and $31 million in the third quarter of 2009 and 2008, respectively, and $102 million and $99 million for the nine months ended September 30, 2009 and 2008, respectively. As a percentage of consolidated revenues, corporate overhead totaled 3.2% and 3.1% in the third quarter of 2009 and 2008, respectively, and totaled 3.2% for both the nine months ended September 30, 2009 and 2008.

Corporate expenses included operating losses from the Company’s limited purpose insurance subsidiary of $2 million in the third quarter of both 2009 and 2008, and $4 million and $5 million for the nine months ended September 30, 2009 and 2008, respectively.

Capital costs

Rent expense increased 4% to $88 million in the third quarter of 2009 compared to $84 million in the third quarter of 2008 and increased 2% to $260 million for the nine months ended September 30, 2009 from

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs (Continued)

$254 million in the same period in 2008. Rent expense for the nine months ended September 30, 2008 included a charge of approximately $2 million related to a prior period rent escalator adjustment for ten leased facilities. The increase in both periods resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 10% in the third quarter of 2009 to $32 million compared to $29 million in the third quarter of 2008 and increased 4% to $94 million for the nine months ended September 30, 2009 from $90 million in the same period in 2008. The increase in both periods was primarily a result of the Company’s ongoing capital expenditure program and hospital development.

Interest expense aggregated $1 million and $4 million in the third quarter of 2009 and 2008, respectively, and aggregated $6 million and $12 million for the nine months ended September 30, 2009 and 2008, respectively. The decline in both periods was primarily attributable to lower interest rates and lower borrowing levels under the Company’s revolving credit facility compared to the same periods last year.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $0.7 million in the third quarter of both 2009 and 2008, and totaled $3 million and $6 million for the nine months ended September 30, 2009 and 2008, respectively. The decline in the nine month period was primarily attributable to lower investment yields on the Company’s insurance subsidiary’s investment portfolio compared to the same period last year. The Company considered the unrealized losses related to its insurance subsidiary investments at September 30, 2009 to be temporary and did not record any impairment losses related to these investments in the third quarter or the nine months ended September 30, 2009.

Investment income was negatively impacted in the third quarter of 2008 by a $1 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio.

Consolidated results

Income from continuing operations before income taxes increased to $6 million in the third quarter of 2009 compared to $1 million in the third quarter of 2008 and increased 20% to $76 million for the nine months ended September 30, 2009 from $63 million in the same period in 2008. Income from continuing operations increased to $5 million in the third quarter of 2009 compared to $2 million in the third quarter of 2008 and increased 19% to $46 million for the nine months ended September 30, 2009 from $38 million in the same period in 2008.

Results of Operations – Discontinued Operations

Income from discontinued operations was breakeven in the third quarter of 2009 compared to a loss of

$1 million in the third quarter of 2008, while loss from discontinued operations aggregated $2 million and $4 million for the nine months ended September 30, 2009 and 2008, respectively.

For the nine months ended September 30, 2009, the Company recorded a pretax loss of $39 million ($24 million net of income taxes) related to the planned divestiture of the Nursing Centers.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $140 million for the nine months ended September 30, 2009 compared to $41 million for the same period in 2008. Operating cash flows for the nine months ended September 30, 2009 were favorably impacted by improved collections of accounts receivable. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance ongoing hospital development expenditures as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $45 million at September 30, 2009 compared to $141 million at December 31, 2008. The Company’s long-term debt, comprised principally of borrowings under the Company’s revolving credit facility, aggregated $251 million at September 30, 2009 compared to $350 million at December 31, 2008. Based upon the Company’s existing cash levels, expected operating cash flows and the availability of borrowings under the Company’s revolving credit facility, management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Strategic divestitures

In June 2009, the Company purchased the Nursing Centers from Ventas for approximately $56 million. In addition, the Company paid a lease termination fee of approximately $2 million. The Nursing Centers were included in the Company’s master lease agreements with Ventas and the Company does not have the ability to terminate a lease of an individual facility. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for the year ended December 31, 2008 and approximately $2 million for the nine months ended September 30, 2009. The Company disposed of three of the Nursing Centers in September 2009 for $14 million, which did not result in a gain or loss. The Company disposed of two of the Nursing Centers in October 2009 for approximately $12 million, which will not result in a gain or loss. The Company intends to dispose of the remaining Nursing Center as soon as practicable and generate approximately $1 million in net proceeds from the sale. The fair value of the Nursing Centers is classified as Level 3 in the fair value hierarchy.

In September 2008, the Company purchased for resale a LTAC hospital for approximately $22 million that was previously leased and announced its intention to dispose of another LTAC hospital and its related operations. The Company intends to dispose of these two hospitals as soon as practicable and to generate approximately $8 million in net proceeds from the sales.

During the nine months ended September 30, 2008, the Company sold seven nursing centers and one hospital for approximately $28 million.

Revolving credit facility and financing activities

Under the terms of the Company’s $500 million revolving credit facility, the aggregate amount of the credit may be increased to $600 million at the Company’s option subject to lender approval and certain other conditions. If the Company elected to expand the available credit, the existing lenders are likely to demand new terms, including increases in the effective interest rate. The term of the Company’s revolving credit facility expires in July 2012.

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Revolving credit facility and financing activities (Continued)

higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at September 30, 2009.

Despite the recent turmoil within the financial markets both nationally and globally, the Company has not experienced any individual lender limitations to extend credit under its revolving credit facility. However, the obligations of each of the lending institutions in the Company’s revolving credit facility are separate and the availability of future borrowings under the Company’s revolving credit facility could be impacted by the ongoing volatility and disruptions in the financial credit markets or other events, including bankruptcy of a lending institution. The Company has maintained an excess cash position of approximately $30 million at September 30, 2009 in the event that a lender is unable to extend credit under the Company’s revolving credit facility.

In April 2009, the Company provided Ventas with notices to renew the master lease agreements for an additional five years for the Renewal Facilities. The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the master lease agreements in April 2010.

In May 2008, the Company received a cash distribution of $7 million related to the sale of land by a partnership. The Company has a noncontrolling ownership interest in the partnership which is accounted for under the equity method of accounting. No gain or loss was recognized on the land sale.

In April 2008, the Company repaid a capital lease obligation of approximately $16 million in connection with a purchase option under a hospital lease agreement.

The Company received distributions from its limited purpose insurance subsidiary of $34 million and $39 million during the nine months ended September 30, 2009 and 2008, respectively, as a result of improved professional liability underwriting results in prior years. These proceeds were used to repay borrowings under the Company’s revolving credit facility and had no impact on earnings.

Capital Resources

Excluding acquisitions, capital expenditures totaled $113 million for the nine months ended September 30, 2009 compared to $112 million for the same period in 2008. Excluding acquisitions, routine capital expenditures could approximate $110 million to $115 million in 2009, while hospital development could approximate $45 million to $50 million in 2009. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At September 30, 2009, the estimated cost to complete and equip construction in progress approximated $30 million.

At September 30, 2009, the Company’s remaining permitted acquisition amount under its revolving credit facility aggregated $216 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources (Continued)

In July 2009, the Company acquired a hospice business for $8 million.

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

Other Information

Effects of inflation and changing prices

The Company derives a substantial portion of its revenues from the Medicare and Medicaid programs. Currently, Congress is considering various healthcare reforms that could materially impact the Medicare and Medicaid programs that could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. These healthcare reforms also could negatively impact commercial insurance companies, which could negatively impact the rates the Company receives for providing services to commercial pay patients. In addition, Congress and certain state legislatures have enacted or may enact additional significant cost containment measures limiting the Company’s ability to recover its cost increases through increased pricing of its healthcare services. Medicare revenues in LTAC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems.

Medicaid reimbursement rates in many states in which the Company operates nursing centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be negatively impacted by state budgetary pressures.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a hospital-in-hospital (“HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from the host hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non-host hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the host hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At September 30, 2009, the Company operated 16 HIHs with 692 licensed beds.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%, (2) updates to the wage indexes which adjust the federal payment, and (3) a reduction in the resource utilization grouping (“RUG”) indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing centers of 1.1%.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,034,475	$1,026,041	$997,129	$1,036,219	$1,069,474	$1,073,054	$1,057,488

Salaries, wages and benefits	592,240	587,416	597,216	597,291	615,218	620,830	629,077
Supplies	77,834	80,769	77,766	80,780	80,336	83,912	82,400
Rent	83,623	85,860	84,865	84,325	85,201	86,882	88,081
Other operating expenses	223,973	213,544	207,773	209,093	220,405	221,755	221,524
Other income	(4,717)	(5,167)	(4,313)	(3,210)	(2,872)	(2,823)	(2,870)
Depreciation and amortization	30,558	30,545	29,174	29,745	30,490	31,355	31,992
Interest expense	4,921	2,907	3,710	3,835	2,478	2,229	1,741
Investment income	(3,247)	(2,335)	(671)	(843)	(1,475)	(1,033)	(746)

	1,005,185	993,539	995,520	1,001,016	1,029,781	1,043,107	1,051,199

Income from continuing operations before income taxes	29,290	32,502	1,609	35,203	39,693	29,947	6,289
Provision (benefit) for income taxes	12,080	13,025	(510)	13,549	16,352	12,409	901

Income from continuing operations	17,210	19,477	2,119	21,654	23,341	17,538	5,388
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,520)	(528)	(1,321)	970	(581)	(897)	13
Gain (loss) on divestiture of operations	–	2,712	(22,058)	(1,430)	–	(24,051)	52

Net income (loss)	$14,690	$21,661	$(21,260)	$21,194	$22,760	$(7,410)	$5,453

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.45	$0.50	$0.05	$0.56	$0.60	$0.45	$0.14
Discontinued operations:
Income (loss) from operations	(0.07)	(0.01)	(0.03)	0.02	(0.02)	(0.02)	–
Gain (loss) on divestiture of operations	–	0.07	(0.57)	(0.04)	–	(0.62)	–

Net income (loss)	$0.38	$0.56	$(0.55)	$0.54	$0.58	$(0.19)	$0.14

Diluted:
Income from continuing operations	$0.44	$0.49	$0.05	$0.55	$0.60	$0.45	$0.14
Discontinued operations:
Income (loss) from operations	(0.06)	(0.01)	(0.03)	0.03	(0.02)	(0.02)	–
Gain (loss) on divestiture of operations	–	0.07	(0.56)	(0.04)	–	(0.62)	–

Net income (loss)	$0.38	$0.55	$(0.54)	$0.54	$0.58	$(0.19)	$0.14

Shares used in computing earnings (loss) per common share:
Basic	37,444	37,714	38,034	38,123	38,184	38,307	38,398
Diluted	38,061	38,474	38,894	38,265	38,315	38,415	38,524

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$476,167	$461,064	$434,774	$465,317	$492,509	$487,145	$468,069
Health services division	519,543	525,162	521,074	527,518	529,942	537,545	539,217
Rehabilitation division	104,499	106,318	106,796	109,707	117,647	120,450	122,625

	1,100,209	1,092,544	1,062,644	1,102,542	1,140,098	1,145,140	1,129,911
Eliminations	(65,734)	(66,503)	(65,515)	(66,323)	(70,624)	(72,086)	(72,423)

	$1,034,475	$1,026,041	$997,129	$1,036,219	$1,069,474	$1,073,054	$1,057,488

Income from continuing operations:
Operating income (loss):
Hospital division	$96,802	$85,886	$64,818	$97,861	$100,899	$91,027	$78,674
Health services division	73,291	87,962	79,133	81,428	75,574	79,522	73,383
Rehabilitation division	11,486	10,178	7,448	8,959	15,453	13,599	10,912
Corporate:
Overhead	(34,931)	(33,200)	(30,937)	(33,951)	(34,087)	(33,586)	(33,843)
Insurance subsidiary	(1,503)	(1,347)	(1,775)	(2,032)	(1,452)	(1,182)	(1,769)

	(36,434)	(34,547)	(32,712)	(35,983)	(35,539)	(34,768)	(35,612)

Operating income	145,145	149,479	118,687	152,265	156,387	149,380	127,357
Rent	(83,623)	(85,860)	(84,865)	(84,325)	(85,201)	(86,882)	(88,081)
Depreciation and amortization	(30,558)	(30,545)	(29,174)	(29,745)	(30,490)	(31,355)	(31,992)
Interest, net	(1,674)	(572)	(3,039)	(2,992)	(1,003)	(1,196)	(995)

Income from continuing operations before income taxes	29,290	32,502	1,609	35,203	39,693	29,947	6,289
Provision (benefit) for income taxes	12,080	13,025	(510)	13,549	16,352	12,409	901

	$17,210	$19,477	$2,119	$21,654	$23,341	$17,538	$5,388

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$35,907	$37,750	$36,461	$36,198	$36,445	$36,834	$37,062
Health services division	46,326	46,611	46,972	46,703	47,274	48,565	49,471
Rehabilitation division	1,358	1,393	1,405	1,399	1,451	1,459	1,495
Corporate	32	106	27	25	31	24	53

	$83,623	$85,860	$84,865	$84,325	$85,201	$86,882	$88,081

Depreciation and amortization:
Hospital division	$11,303	$11,455	$11,719	$13,673	$12,512	$13,018	$13,275
Health services division	13,892	13,292	11,536	9,925	11,685	12,038	12,408
Rehabilitation division	387	485	547	546	547	549	584
Corporate	4,976	5,313	5,372	5,601	5,746	5,750	5,725

	$30,558	$30,545	$29,174	$29,745	$30,490	$31,355	$31,992

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division	$13,556	$20,022	$19,736	$15,903	$14,330	$17,730	$21,110
Health services division	7,135	10,744	19,746	12,468	21,840	11,946	6,371
Rehabilitation division	282	280	271	329	190	172	269
Corporate:
Information systems	3,832	8,616	7,051	6,864	3,453	8,838	6,152
Other	135	258	489	960	173	210	73

	$24,940	$39,920	$47,293	$36,524	$39,986	$38,896	$33,975

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	81	81	82	82	82	82	82
Number of licensed beds	6,358	6,358	6,428	6,482	6,520	6,520	6,520

Revenue mix %:
Medicare	57	56	54	55	56	55	55
Medicaid	9	9	11	11	10	10	11
Medicare Advantage	8	9	9	10	10	11	9
Commercial insurance and other	26	26	26	24	24	24	25

Admissions:
Medicare	7,920	7,268	6,786	7,054	7,421	7,117	6,875
Medicaid	1,034	1,008	1,148	1,043	1,052	1,053	1,165
Medicare Advantage	901	849	869	968	1,094	1,091	926
Commercial insurance and other	1,814	1,799	1,748	1,727	1,921	1,869	1,969

	11,669	10,924	10,551	10,792	11,488	11,130	10,935

Admissions mix %:
Medicare	68	67	64	65	65	64	63
Medicaid	9	9	11	10	9	9	11
Medicare Advantage	8	8	8	9	9	10	8
Commercial insurance and other	15	16	17	16	17	17	18

Patient days:
Medicare	216,737	210,064	188,832	190,794	197,377	197,203	188,712
Medicaid	50,335	50,676	54,108	53,304	50,868	50,485	53,585
Medicare Advantage	28,453	29,219	28,529	31,744	35,229	36,806	29,912
Commercial insurance and other	66,270	67,847	64,449	63,688	65,509	61,960	65,717

	361,795	357,806	335,918	339,530	348,983	346,454	337,926

Average length of stay:
Medicare	27.4	28.9	27.8	27.0	26.6	27.7	27.4
Medicaid	48.7	50.3	47.1	51.1	48.4	47.9	46.0
Medicare Advantage	31.6	34.4	32.8	32.8	32.2	33.7	32.3
Commercial insurance and other	36.5	37.7	36.9	36.9	34.1	33.2	33.4
Weighted average	31.0	32.8	31.8	31.5	30.4	31.1	30.9

Revenues per admission:
Medicare	$34,128	$35,717	$34,721	$36,029	$37,262	$37,748	$37,105
Medicaid	41,853	42,271	40,798	50,577	45,160	45,759	43,640
Medicare Advantage	42,167	46,448	45,679	46,305	46,387	46,950	47,597
Commercial insurance and other	68,691	66,385	64,431	65,774	61,286	63,716	59,957
Weighted average	40,806	42,206	41,207	43,117	42,872	43,769	42,805

Revenues per patient day:
Medicare	$1,247	$1,236	$1,248	$1,332	$1,401	$1,362	$1,352
Medicaid	860	841	866	990	934	954	949
Medicare Advantage	1,335	1,350	1,391	1,412	1,440	1,392	1,473
Commercial insurance and other	1,880	1,760	1,748	1,784	1,797	1,922	1,796
Weighted average	1,316	1,289	1,294	1,370	1,411	1,406	1,385

Medicare case mix index (discharged patients only)	1.12	1.16	1.14	1.17	1.22	1.23	1.19

Average daily census	3,976	3,932	3,651	3,691	3,878	3,807	3,673
Occupancy %	67.9	67.1	62.2	62.1	66.0	64.7	63.6

Annualized employee turnover %	25.0	25.9	25.7	25.2	21.3	22.1	22.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2008 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	218	218	218	218	218	218	218
Managed	4	4	4	4	4	4	4

	222	222	222	222	222	222	222

Number of licensed beds:
Owned or leased	27,569	27,449	27,422	27,252	27,138	27,138	27,086
Managed	485	485	485	485	485	485	485

	28,054	27,934	27,907	27,737	27,623	27,623	27,571

Revenue mix %:
Medicare	35	35	33	34	35	35	34
Medicaid	42	43	43	43	41	41	42
Medicare Advantage	5	5	5	5	6	6	6
Private and other	18	17	19	18	18	18	18

Patient days (excludes managed facilities):
Medicare	401,468	394,520	365,125	361,977	374,853	375,140	360,009
Medicaid	1,356,401	1,347,763	1,387,819	1,374,670	1,326,654	1,323,157	1,357,596
Medicare Advantage	64,929	68,850	69,655	69,083	80,352	82,652	84,322
Private and other	413,510	406,564	419,071	420,193	403,320	415,510	415,467

	2,236,308	2,217,697	2,241,670	2,225,923	2,185,179	2,196,459	2,217,394

Patient day mix %:
Medicare	18	18	16	16	17	17	16
Medicaid	61	61	62	62	61	60	61
Medicare Advantage	3	3	3	3	4	4	4
Private and other	18	18	19	19	18	19	19

Revenues per patient day:
Medicare Part A	$428	$430	$433	$455	$457	$459	$464
Total Medicare (including Part B)	461	465	474	497	497	500	508
Medicaid	159	166	163	163	165	167	166
Medicare Advantage	369	373	370	381	380	392	398
Private and other	229	227	230	231	235	232	234
Weighted average	232	237	232	237	243	245	243

Average daily census	24,575	24,370	24,366	24,195	24,280	24,137	24,102
Admissions	18,215	17,634	16,903	17,234	18,166	18,456	17,803
Occupancy %	89.3	89.1	89.2	88.9	89.3	88.9	88.9
Medicare average length of stay	35.2	35.7	36.5	34.8	34.8	35.5	36.3

Annualized employee turnover %	48.2	50.2	51.0	48.9	37.9	39.9	40.2

Rehabilitation data:
Revenue mix %:
Company-operated	65	64	62	61	61	60	59
Non-affiliated	35	36	38	39	39	40	41

Sites of services (at end of period)	650	658	659	655	661	659	660
Revenue per site	$160,767	$161,578	$162,058	$167,492	$177,984	$182,775	$185,797

Therapist productivity %	81.9	81.3	80.1	82.3	84.8	84.8	83.5

Annualized employee turnover %	13.1	13.5	13.2	13.3	10.9	11.6	13.1

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/09
	2009	2010	2011	2012	2013	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$21	$86	$91	$96	$102	$358	$754	$713	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$–	$250,400	$–	$–	$250,400	$250,400

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 6, 2009	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 6, 2009	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer