Form 10-K
period 2009-12-31
KINDRED HEALTHCARE, INC
filed 2010-02-26
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2009, was approximately $471,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2010, there were 39,111,208 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States. At December 31, 2009, our hospital division operated 83 long-term acute care (“LTAC”) hospitals (6,580 licensed beds) in 24 states. Our health services division operated 222 nursing and rehabilitation centers (27,523 licensed beds) in 27 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

Spin-Off Transaction.    On July 31, 2007, we completed the spin-off of our former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation (“AmerisourceBergen”) to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”). Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us. Immediately after the Spin-off Transaction, our stockholders and the stockholders of AmerisourceBergen each held approximately 50% of the outstanding common stock of PharMerica.

For accounting purposes, the assets and liabilities of KPS were eliminated from our balance sheet effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS were no longer included in our operating results. In accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets, the historical operating results of KPS are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in our historical continuing operations.

In addition to the pharmacy services contracts noted above, we also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters.

Commonwealth Transaction.    In February 2006, we acquired the operations of the LTAC hospitals, nursing centers and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates for a total purchase price of $124 million in cash (the “Commonwealth Transaction”).

The Commonwealth Transaction included five freestanding LTAC hospitals and one hospital-in-hospital with a total of 421 licensed hospital beds. Three of these hospitals also operate co-located sub-acute units and skilled nursing units with a total of 168 licensed beds. In addition, we acquired the operations of nine nursing and rehabilitation centers containing 1,316 licensed beds and four assisted living facilities with a total of 215 licensed beds. In the transaction, we also acquired the right to develop 95 additional licensed hospital beds in Massachusetts. In September 2008, we closed one of the freestanding LTAC hospitals acquired in the Commonwealth Transaction and relinquished the related licensed beds to the Commonwealth of Massachusetts. See “– Discontinued Operations.”

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

Discontinued Operations

In recent years, we have completed several transactions related to the divestiture of unprofitable hospitals and nursing centers.

In June 2009, we purchased for resale six under-performing nursing centers (the “Nursing Centers”) previously leased from Ventas for $55.7 million (the “2009 Facility Acquisitions”). In addition, we paid Ventas a lease termination fee of $2.3 million. The Nursing Centers were included in our Master Lease Agreements (as defined) with Ventas and we do not have the ability to terminate a lease of an individual facility under the Master Lease Agreements. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of $0.5 million, $2.5 million and $5.5 million for 2009, 2008 and 2007, respectively. We recorded a pretax loss of $39.5 million ($24.3 million net of income taxes) during 2009 related to these divestitures. We disposed of five of the Nursing Centers in 2009 for $26.2 million and intend to dispose of the remaining Nursing Center as soon as practicable.

In September 2008, we purchased for resale a LTAC hospital for $22.3 million that was previously leased. We recorded a pretax loss of $36.9 million ($22.7 million net of income taxes) in 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($17.3 million) and other costs ($4.4 million).

In September 2008, we also announced our intention to dispose of another LTAC hospital and its related operations. We recorded a pretax loss of $7.4 million ($4.6 million net of income taxes) during 2008 related to the impairment of the hospital’s building and equipment.

These two hospitals generated pretax losses of $3.3 million in 2009 and $8.0 million in each of 2008 and 2007.

We also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

In June 2007, we purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas for $171.5 million (the “2007 Facility Acquisitions”). In addition, we paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax income of approximately $3 million in 2008 and a pretax loss of approximately $4 million in 2007. During 2008 and 2007, we sold the Ventas Facilities for approximately $95 million. We recorded a pretax gain of $10.5 million ($6.5 million net of income taxes) during 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to the sale of the Ventas Facilities.

In January 2007, we acquired from HCP, Inc., formerly known as Health Care Property Investors, Inc. (“HCP”), the real estate related to 11 unprofitable leased nursing centers operated by us for resale in exchange for the real estate related to three hospitals previously owned by us (the “HCP Transaction”). As part of the HCP Transaction, we continue to operate these hospitals under a long-term lease arrangement with HCP. In addition, we paid HCP a one-time cash payment of approximately $36 million. We also amended our existing master lease with HCP to (1) terminate the current annual rent of $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. The 11 unprofitable nursing centers, which contained 1,754 licensed beds, were sold in 2007 and generated a pretax loss of approximately $4 million for 2007. In addition, we terminated a nursing center lease with another landlord during 2007. We recorded a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into three operating divisions: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing and rehabilitation centers. The rehabilitation division primarily provides rehabilitation services primarily in long-term care settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

Congress and the White House Administration are currently considering healthcare reform bills, which would initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. The House of Representatives has passed a healthcare reform bill entitled “The Affordable Healthcare for America Act” and the Senate has passed a healthcare reform bill entitled “The Patient Protection and Affordable Care Act.” At this time, we cannot predict if or when one of these bills or similar legislation may be passed and submitted to the President.

The healthcare reforms contained in these bills would impact each of our businesses in some manner. Due to the unsettled nature of the current healthcare reform bills, the substantial regulatory changes that would need to be implemented by the Centers for Medicare and Medicaid Services (“CMS”) and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare reforms will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Several of the proposed reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The proposed reforms could include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs which could include reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms, if adopted, could have a material adverse effect on our business, financial position, results of operations and liquidity.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 83 hospitals with 6,580 licensed beds located in 24 states as of December 31, 2009. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2009 revenues of approximately $1.9 billion (before eliminations). As a result of our commitment to the LTAC hospital business, we have developed a comprehensive program of care for medically complex patients that allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery and laboratory.

In our hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to our hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2009, the average length of stay for patients in our hospitals was approximately 31 days.

Our hospital division patients generally have conditions that require a high level of monitoring and specialized care, yet may not need the services of a traditional intensive care unit. These patients are not clinically appropriate for admission to other post-acute settings because their severe medical conditions are periodically or chronically unstable. By providing a range of services required for the care of medically complex patients, we believe that our LTAC hospitals provide our patients with high quality, cost-effective care.

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

•	promoting best practices through our hospitals and standardizing products and services to promote better care,

•	expanding our service excellence programs to further embed a culture of caring in each of our hospitals,

•	maintaining clinical outcomes programs, which include concurrent reviews of all of our patient population against quality screenings, outcomes reporting and patient and family satisfaction surveys,

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

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based upon the clinical needs of each hospital’s patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in patient census,

•	increasing the standardization of operating processes, procedures and equipment,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	managing pharmacy costs through the use of a medication control program and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, tax and information systems, and

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•

Freestanding Hospitals – At December 31, 2009, we operated 67 freestanding hospitals (5,888 licensed beds). During 2009, we opened one hospital with 60 licensed hospital beds. During 2008 and 2007, we opened five new freestanding hospitals and one replacement hospital which added a total of 331 licensed hospital beds and 39 licensed sub-acute beds. The maturation of these hospitals is a key component of our growth strategy. We have two new freestanding hospitals under development which will add 100 licensed hospital beds to our capacity. Pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), a three-year moratorium, beginning December 29, 2007, has been imposed on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development. We believe both of the freestanding hospitals under development are exempt from the three-year moratorium established by the SCHIP Extension Act. We also have two replacement hospitals under development.

•

Sub-Acute Development – We are well positioned to develop sub-acute units in several of our hospitals to broaden our scope of services, promote higher quality care and take advantage of unused capacity. We operate seven sub-acute units with 409 licensed beds and we have five hospital-based sub-acute units with approximately 150 licensed beds currently under development.

•

Cluster Market Development – We are increasingly focused on the opportunities available to us in markets where we operate multiple hospitals or in which we have affiliated nursing and rehabilitation centers. These cluster markets present opportunities for our hospitals and nursing and rehabilitation centers to share centralized business office operations and collaborate on their sales and marketing and managed care strategies. These cluster markets also allow us to better coordinate and manage the continuum of care for each of our patients as well as implement physician services strategies. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings.

•

Growing Through Selective Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth.

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals with a host hospital (“HIH”). Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These HIHs also receive patients from general short-term acute care hospitals in addition to the host hospital. At December 31, 2009, we operated 16 HIHs with 692 licensed beds. We currently have a 50-bed HIH under development which we believe is exempt from the three-year moratorium established by the SCHIP Extension Act.

Expanding Program Development.    We are a leading provider of long-term acute care to patients with pulmonary dysfunction. In addition, we have developed and continue to expand other inpatient and outpatient service areas such as wound care, post-surgical care, acute rehabilitation, pain management, as well as new intensive care units, where we believe opportunities exist to position our hospitals as centers of excellence in given markets. We continue to broaden our expertise beyond pulmonary services and to leverage our leadership position in pulmonary care to expand our market strength to other clinical services. We also continue to expand our sub-acute programs in selected markets.

Increasing Patient Volume, Particularly Commercial Patients.    We continue to expand our sales and marketing function to grow same-store admissions and to take advantage of available capacity. We generally receive higher reimbursement rates from commercial insurers as a group than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers and to enhance their understanding of our services in order to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process. We have enhanced our sales and marketing function and implemented new technologies to increase the speed of referrals and admissions.

Improving Relationships with Referring Providers.    Substantially all of the acute and medically complex patients admitted to our hospitals are transferred to us by other healthcare providers such as general short-term acute care hospitals, intensive care units, managed care programs, physicians, nursing centers and home care settings. Accordingly, we are focused on maintaining strong relationships with these providers as well as developing more comprehensive relationships with physician groups. In order to maintain these relationships, we employ clinical liaisons that are responsible for coordinating admissions and assessing the nature of services necessary for the proper care of the patient. The clinical liaisons also are responsible for educating healthcare professionals at the referral sources about the unique nature of the services provided by our LTAC hospitals.

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2009	2008	2007
Revenues	$1,932,892	$1,837,322	$1,727,419
Operating income	$363,811	$345,367	$365,068
Hospitals in operation at end of period	83	82	81
Licensed beds at end of period	6,580	6,482	6,358
Admissions	45,019	43,936	41,330
Patient days	1,381,350	1,395,049	1,328,050
Average length of stay	30.7	31.8	32.1
Revenues per admission	$42,935	$41,818	$41,796
Revenues per patient day	$1,399	$1,317	$1,301
Medicare case mix index (discharged patients only)	1.21	1.15	1.11
Average daily census	3,785	3,812	3,638
Occupancy %	64.7	64.8	64.6
Annualized employee turnover %	22.1	25.2	26.1
Assets at end of period	$867,332	$847,394	$846,429
Capital expenditures:
Routine	$26,716	$35,932	$35,646
Development	42,371	33,285	59,438

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. A reconciliation of “operating income” to our consolidated results of operations is included in note 7 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Medicare case mix index” is the sum of the individual patient diagnostic related group weights for the period divided by the sum of the discharges for the same period. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period. “Annualized employee turnover %” is calculated by dividing full-time and part-time terminations by the active employee count at the beginning of the year. Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services at existing facilities.

Sources of Hospital Revenues

The hospital division receives payment for its services from third party payors, including government reimbursement programs such as Medicare and Medicaid and non-government sources such as Medicare Advantage, commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. Patients covered by non-government payors generally are more profitable to the hospital division than those covered by the Medicare and Medicaid programs. The following table sets forth the approximate percentages of our hospital admissions, patient days and revenues derived from the payor sources indicated:

Year ended December 31,	Medicare			Medicaid			Medicare Advantage (a)			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2009	64%	56%	55%	9%	15%	10%	9%	10%	10%	18%	19%	25%
2008	66	58	55	10	15	10	8	8	9	16	19	26
2007	68	60	58	10	15	10	4	4	4	18	21	28

(a)	Data not available prior to April 1, 2007.

For the year ended December 31, 2009, revenues of the hospital division totaled approximately $1.9 billion or 42% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2009:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	217	–	2	2	4
California	823	4	5	1	10
Colorado	68	–	1	–	1
Florida (1)	745	2	6	2	10
Georgia (1)	72	–	–	1	1
Illinois (1)	545	–	4	1	5
Indiana	119	1	1	–	2
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	676	1	2	4	7
Missouri (1)	265	–	2	1	3
Nevada	238	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	250	–	–	3	3
Oklahoma	93	–	1	1	2
Pennsylvania	393	2	2	3	7
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	822	2	6	3	11
Virginia (1)	60	–	–	1	1
Washington (1)	80	1	–	–	1
Wisconsin	62	–	–	1	1

Totals	6,580	14	38	31	83

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Quality Assessment and Improvement

The hospital division maintains a clinical outcomes and customer service program which includes a review of its patient population measured against utilization and quality standards, clinical outcomes data collection and patient/family, employee and physician satisfaction surveys. In addition, our hospitals have integrated quality assurance and improvement programs administered by a director of quality management, which encompass quality improvement, infection control and risk management. The objective of these programs is to ensure that patients are managed appropriately in our hospitals and that quality healthcare is provided in a cost-effective manner.

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

Each hospital utilizes a pre-admission assessment system to evaluate clinical needs and other information in determining the appropriateness of each potential patient admission. After admission, each patient’s case is reviewed by the hospital’s interdisciplinary team to determine a care plan. Typically, and where appropriate, the care plan involves the services of several disciplines, such as pulmonary medicine, infectious disease and physical medicine.

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

HEALTH SERVICES DIVISION

Our health services division provides quality, cost-effective care through the operation of a national network of 222 nursing and rehabilitation centers (27,523 licensed beds) located in 27 states. We are the largest publicly held operator of nursing and rehabilitation centers in the United States based upon our fiscal 2009 revenues of approximately $2.2 billion (before eliminations). Through our nursing and rehabilitation centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing and rehabilitation centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2009 was 35 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners, enhancing nursing skills via ongoing education and improving clinical case management through the employment of clinical case managers.

We have developed transitional care units at approximately half of our nursing and rehabilitation centers. These discrete units within our nursing and rehabilitation centers typically consist of 20 to 50 beds offering skilled nursing services and a range of rehabilitation services including physical, occupational and speech therapy to patients recovering from a variety of surgical procedures such as joint replacements, amputation, bariatric procedures, wound closure/repair procedures as well as medical conditions such as stroke, and cardiac and respiratory ailments. Several of our nursing and rehabilitation centers have clinical teams focused primarily upon a short stay patient population arriving for recovery, recuperation and rehabilitation resulting in a transitional care patient population that comprises a majority of the patients in the nursing and rehabilitation center. We refer to these types of nursing and rehabilitation centers as transitional care centers since this higher level of care encompasses all of the center.

At a number of our nursing and rehabilitation centers, we offer specialized programs for residents with Alzheimer’s disease and other dementias through our Reflections units. We have developed specific certification criteria for these units. These are discrete units operated by teams of professionals that are dedicated to addressing the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia based upon the specialization and size of our program.

We also monitor and enhance the quality of care and customer service at our nursing and rehabilitation centers through the use of performance improvement committees as well as family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. Our nursing and rehabilitation centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Health Services Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our patient census and enhance our payor mix. We are employing several initiatives to improve the quality of our services and to address the needs of a more acute patient population. The principal elements of our health services division strategy are:

Providing Quality, Clinical-Based Services.    The health services division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services and enhance our ability to care for complex and higher acuity residents, we pursue initiatives to:

•	improve recruitment, retention, management development, succession planning and employee satisfaction,

•	expand the involvement of our medical directors, engage the services of more primary care and specialty physicians and increase the use of nurse practitioners,

•	expand our therapy services, wound care, complex medical care and palliative care programs to improve our ability to care for a more acute patient population,

•	improve our processes to monitor and promote our patient care objectives and align financial incentives with quality care and customer service goals,

•	increase the number of our transitional care and sub-acute units to treat patients with rehabilitation and complex medical needs,

•	develop medical advisory boards at select transitional care centers to enhance our clinical programming and review case studies to improve care,

•	improve our Reflections units to care for residents with Alzheimer’s disease and other dementias,

•	maximize quality outcomes by implementing the collaborative advice and recommendations of the chief medical officer, senior nursing staff and rehabilitation therapists, and

•

implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing center marketing efforts, which focus on the quality of care provided at our nursing and rehabilitation centers, at the local market level through our nursing center executive directors, clinical liaisons, admissions coordinators and/or other center-based sales and marketing personnel. The marketing efforts of our nursing and rehabilitation center personnel are supplemented by strategies provided by our divisional, regional and district marketing staffs. We also continue to refocus our marketing efforts to address the difference between the needs of short-term rehabilitation patients and those seeking long-term care. To better promote our services we are:

•	concentrating our sales and marketing resources toward our transitional care, sub-acute and Alzheimer’s units,

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources and promoting our value proposition,

•	expanding the number of clinical liaisons and admission coordinators, particularly at the nursing center level, and implementing community outreach programs,

•	focusing on improving the recruiting, training and retention of sales and marketing personnel and improving accountability,

•	reconfiguring our admission and discharge procedures to address a higher volume of short-term admissions, and

•

increasingly focusing on the opportunities available to us in markets where we operate multiple nursing and rehabilitation centers or in which we have affiliated hospitals. These cluster markets present opportunities for our nursing and rehabilitation centers and hospitals to share centralized business office operations and collaborate on their sales and marketing and managed care strategies. These cluster markets also allow us to better coordinate and manage the continuum of care for each of our patients and residents as well as implement physician services strategies. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings.

Increasing Operating Efficiency.    The health services division continually seeks to improve operating efficiency with a view to maintaining high quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we strive to:

•	increase our average patient occupancy levels, which leverages higher revenues over the fixed costs associated with operating our nursing and rehabilitation centers,

•	manage our labor costs by improving nurse and other staff retention, maintaining competitive labor rates and reducing reliance on overtime compensation and temporary nursing agency services,

•	centralize administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhance our quality assurance, risk management and liability claims defense initiatives to address professional liability and workers compensation costs,

•	enhance monitoring of our ancillary expenses, such as rehabilitation and pharmacy costs, that grow in an environment of higher admissions and higher acuity patients, and

•	continue to upgrade our management information systems to provide financial and clinical reporting, and improve billing and collections.

Nursing Center Development.    The health services division continually seeks ways to improve its existing portfolio. We have:

•

repositioned our portfolio by divesting 29 underperforming nursing and rehabilitation centers with approximately 3,600 licensed beds in the last three years, including the underperforming nursing and rehabilitation centers acquired as part of the 2009 Facility Acquisitions and 2007 Facility Acquisitions,

•

continued to seek additional growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth, and

•	expanded our transitional care centers and transitional care units to address the needs of more Medicare and managed care short term patients.

Selected Health Services Division Operating Data

The following table sets forth certain operating and financial data for the health services division (dollars in thousands, except statistics):

	Year ended December 31,
	2009	2008	2007
Revenues	$2,150,342	$2,093,297	$1,958,322
Operating income	$305,590	$321,814	$294,625
Nursing centers in operation at end of period:
Owned or leased	218	218	218
Managed	4	4	4
Licensed beds at end of period:
Owned or leased	27,038	27,252	27,809
Managed	485	485	485
Patient days (a)	8,810,288	8,921,598	8,840,517
Revenues per patient day (a)	$244	$235	$221
Average daily census (a)	24,138	24,376	24,221
Admissions (a)	72,801	69,986	65,772
Occupancy % (a)	89.0	89.1	87.8
Medicare average length of stay (a,b)	35.4	35.5	35.6
Annualized employee turnover %	38.9	48.9	55.9
Assets at end of period	$566,592	$574,710	$550,525
Capital expenditures:
Routine	$39,663	$44,627	$41,252
Development	5,687	5,466	5,688

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

Sources of Nursing Center Revenues

Nursing center revenues are derived principally from the Medicare and Medicaid programs and from private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these three categories significantly affect the profitability of our nursing center operations. Although higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage (a)		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2009	17%	34%	61%	42%	4%	6%	18%	18%
2008	17	34	61	43	3	5	19	18
2007	17	35	63	44			20	21

(a)	Data not available prior to January 1, 2008.

For the year ended December 31, 2009, revenues of the health services division totaled approximately $2.2 billion or 47% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing center services, see “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Nursing Center Facilities

The following table lists by state the number of nursing centers and related licensed beds we operated as of December 31, 2009:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	474	–	2	1	–	3
Arizona	562	–	3	1	–	4
California	2,437	4	6	11	–	21
Colorado	464	–	4	–	–	4
Connecticut (1)	522	–	5	–	–	5
Georgia (1)	537	–	4	–	–	4
Idaho	695	1	7	–	–	8
Indiana	3,625	10	13	1	–	24
Kentucky (1)	1,575	2	10	1	–	13
Maine (1)	756	–	8	–	–	8
Massachusetts (1)	4,844	–	26	12	3	41
Missouri (1)	240	–	–	2	–	2
Montana (1)	276	–	2	–	–	2
Nevada	174	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,135	–	16	3	–	19
Ohio (1)	1,812	2	9	2	–	13
Oregon (1)	205	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	201	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Utah	411	–	4	–	–	4
Vermont (1)	310	–	1	–	1	2
Virginia (1)	629	–	4	–	–	4
Washington (1)	659	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	378	–	4	–	–	4

Totals	27,523	19	159	40	4	222

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Health Services Division Management and Operations

Each of our nursing and rehabilitation centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing and rehabilitation center, the types of services provided and the acuity level of the patients and residents. The nursing and rehabilitation centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our centers with centralized information systems, federal and state reimbursement expertise, state licensing and certification maintenance, as well as legal, finance, accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our health services division is managed by a division president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the division president. The clinical issues and quality concerns of the health services division are overseen by two physicians, the division’s chief medical officer and a divisional medical director as well as a senior vice president of clinical and nursing operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our vice president of sales and marketing with assistance from our regional and district teams. Divisional, regional and/or district staff also support the health services division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by our clinical operations personnel as well as our performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Additionally, physician medical directors serve on these committees and advise on healthcare policies and practices. Regional and district nursing professionals visit our nursing and rehabilitation centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and provide an opportunity for families to rate various aspects of our service and the physical condition of our nursing and rehabilitation centers. These surveys are reviewed by performance improvement committees at each nursing and rehabilitation center to promote and improve resident care.

The health services division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care, with an orientation towards regulatory compliance.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, clinical services, safety, personnel, physical environment and adequacy of policies and procedures.

Health Services Division Competition

Our nursing and rehabilitation centers compete with other nursing centers and similar long-term care facilities primarily on the basis of quality of care, reputation, location and physical appearance and, in the case of private payment residents, the charges for our services. Our nursing and rehabilitation centers also compete on a local and regional basis with other nursing centers as well as with facilities providing similar services, including hospitals, extended care centers, assisted living facilities, home health agencies and similar institutions. Some competitors may operate newer facilities and may provide services that we do not offer. Our competitors include government-owned, religious organization-owned, secular not-for-profit and for-profit institutions. Many of these competitors have greater financial and other resources than we do. Although there is limited, if any, price competition with respect to Medicare and Medicaid residents (since revenues received for services provided to these residents are based generally on fixed rates), there is substantial price competition for private payment residents.

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, acute and long-term acute care hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers. We provide rehabilitative services to 478 nursing centers, 89 hospitals and 55 other locations in 41 states under the name “Peoplefirst Rehabilitation.” Approximately 61% of the rehabilitation division’s revenues in 2009 were generated from therapy services contracts with our hospitals and nursing centers.

Our rehabilitation division employs approximately 8,100 therapists and had revenues of approximately

$475 million (before eliminations) in 2009. We are organized into six geographic regions.

Our rehabilitation division provides specialized rehabilitation programs designed to meet the individual needs of the residents and patients we serve. Our specialized care programs address complex medical needs, such as wound care, pain management, cognitive retraining, in addition to neurologic, orthopedic, cardiac and pulmonary recovery.

Peoplefirst Rehabilitation provides clinical education and programming which is developed and supported by our clinical experts. These programs are implemented in an effort to ensure clinical practices that support the provision of quality rehabilitation services in accordance with applicable standards of care.

Peoplefirst Rehabilitation recruits and retains qualified professionals with the clinical expertise to provide quality patient care and measurable rehabilitation outcomes. Peoplefirst Rehabilitation also provides regulatory expertise and compliance support that benefits our clients and their residents and patients.

Rehabilitation Division Strategy

Our goals are to be the leading rehabilitation services provider and employer of choice in the markets we serve and to increase our market share and name recognition through contract growth. Our strategies for achieving these goals include:

Improving Quality Care and Customer Satisfaction.    Our rehabilitation division is committed to providing effective and efficient care to the residents and patients to whom we provide rehabilitation services. We have implemented the following measures in an effort to improve the operations of our customers with the goal of enhancing the quality of care provided to their residents and patients:

•

we have specialized rehabilitation programs to promote quality care. Such programs focus on residents and patients with Alzheimer’s disease and other forms of dementia, pain management and medically complex, orthopedic and neurological rehabilitation needs;

•	we promote the competencies of our therapists by providing extensive training and implementing a best practices approach to the provision of rehabilitation services;

•	we take an integrated approach to delivering our services as a key member of our customer’s interdisciplinary care team and work to enhance our customer’s quality care objectives;

•

we have developed a proprietary nationwide rehabilitation information system that allows us to access management and clinical reports which provide quality assurance measures, identify industry trends, track patient outcomes and streamline invoicing; and

•

we have implemented the use of technological enhancements, such as handheld devices for capturing information related to the provision of rehabilitation services. These devices increase the efficiency of our therapists and support compliance with the regulations which govern documentation of rehabilitation services.

Effective Recruiting and Retention of Qualified Therapists.    The healthcare industry is facing a significant shortage of qualified therapists. In an effort to provide quality care to the patients and residents to whom we provide rehabilitation services, we continuously strive to recruit and retain qualified therapists. We offer competitive incentive and recognition programs for our therapists and have increased our recruiting infrastructure to reduce open positions, decrease contract labor and improve productivity. We also promote continuing education opportunities to enhance the personal knowledge and growth of our therapists and encourage our therapists’ participation in nurturing a culture of quality and customer service.

Increasing Operating Efficiency.    We seek to improve our operating efficiency by increasing the productivity of our therapists and other rehabilitation staff. We have developed standard division-wide labor productivity tools to monitor and better manage therapist productivity as well as our staffing models. In an effort to enable our therapists to focus their attention on providing quality rehabilitation services to patients and residents, we have implemented the use of technological enhancements and clinical protocols that promote best practices.

Growing Through Business Development and External Contract Sales.    Our growth strategy is focused on the enhancement of rehabilitation programs for the customers we serve and the expansion of our business in strategic markets. These markets include locations in which we already have a significant presence, where demand may exist for our services, or where we wish to expand the provision of our services. Our efforts will continue to target customers in both the acute and post-acute care settings. In order to increase market share, our initiatives include demonstrating our value proposition to customers in the areas of clinical excellence and programming, staff recruitment and retention, regulatory and reimbursement support, census development and committed customer service. In addition, we continue to promote a greater awareness of the services we provide by enhancing sales and marketing strategies and through the use of our Peoplefirst website.

Growth Through Selective Acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth.

Capital Investments.    We are expanding our operational and capital programs to refurbish and expand gym space, upgrade equipment and enhance our brand image in several of the sub-acute units, transitional care centers and transitional care units in which we provide services.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues:
Company-operated	$288,265	$268,663	$239,740
Non-affiliated	186,773	158,657	112,657

	$475,038	$427,320	$352,397

Operating income	$50,592	$38,071	$34,526
Number of customer contracts:
Company-operated	306	310	326
Non-affiliated	316	345	318
Revenue per site	$730,345	$651,895	$582,207
Therapist productivity %	84.2	81.4	79.4
Annualized employee turnover %	12.8	13.3	15.6
Assets at end of period	$53,856	$45,733	$30,751
Routine capital expenditures	$1,043	$1,162	$2,037

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for the rehabilitation services it provides to residents and patients of the customers that we serve. The payments are based upon negotiated patient per diem rates, negotiated per minute rates, or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2009, revenues of the rehabilitation division totaled approximately $475 million or 11% of our total revenues (before eliminations). As a provider of services to healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and pricing for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Revenues,” “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement,” and “– Governmental Regulation – Health Services Division – Overview of Health Services Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2009:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	3	–	–	3	–
Arizona	4	–	4	3	2	8	5
California	11	–	21	3	–	32	3
Colorado	1	–	4	6	2	5	8
Connecticut	–	–	6	8	–	6	8
Delaware	–	–	–	1	–	–	1
Florida	10	–	–	4	4	10	8
Georgia	1	–	4	1	–	5	1
Idaho	–	–	8	2	6	8	8
Illinois	5	–	–	20	4	5	24
Indiana	2	–	24	4	13	26	17
Iowa	–	–	–	1	–	–	1
Kentucky	2	–	13	17	4	15	21
Louisiana	1	–	–	–	–	1	–
Maine	–	–	8	4	–	8	4
Maryland	–	–	–	15	–	–	15
Massachusetts	7	–	42	8	–	49	8
Michigan	–	1	–	–	–	–	1
Minnesota	–	–	–	2	–	–	2
Missouri	3	–	2	1	–	5	1
Montana	–	–	2	–	2	2	2
Nebraska	–	–	–	1	–	–	1
Nevada	3	–	2	3	1	5	4
New Hampshire	–	–	3	–	–	3	–
New Jersey	2	–	–	–	–	2	–
New Mexico	1	1	–	–	–	1	1
North Carolina	1	–	19	43	2	20	45
Ohio	3	–	13	20	7	16	27
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	1	–	2	1
Pennsylvania	7	1	1	9	–	8	10
Rhode Island	–	–	2	4	–	2	4
South Carolina	1	–	–	–	–	1	–
Tennessee	1	–	8	6	–	9	6
Texas	11	4	–	11	5	11	20
Utah	–	–	4	1	–	4	1
Vermont	–	–	2	3	–	2	3
Virginia	1	–	4	30	–	5	30
Washington	1	–	7	10	3	8	13
Wisconsin	1	–	12	12	–	13	12
Wyoming	–	–	4	–	–	4	–

Totals	82	7	224	254	55	306	316

Sales and Marketing

The rehabilitation division’s sales and marketing strategy focuses on the outsourcing needs of long-term care facilities and hospitals by emphasizing the broad range of rehabilitation programs, clinical expertise, and competitive pricing that we can provide. The rehabilitation division’s new business efforts are led by the vice president of business development and six directors of business development in geographically defined regions.

Rehabilitation Division Management and Operations

We have four nursing center and two hospital regions organized predominantly by the geographic location of our customers. Each of our rehabilitation programs has an on-site manager that reports to an area rehabilitation director. The area director is responsible for the overall management of eight to 12 on-site managers. The area directors report to their respective division vice president of rehabilitation operations.

We provide our program staff with centralized information systems, federal and state reimbursement expertise, professional licensing support, as well as legal, finance, accounting and purchasing support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits program staff to focus on the delivery of quality, medically necessary rehabilitation services.

A division president and a chief financial officer manage our rehabilitation division. Our operations are divided between the nursing center line of business and hospital line of business and each is headed by an officer of the division who reports to the division president. A senior vice president of clinical operations manages the clinical education of our therapists and our quality care initiatives.

Rehabilitation Division Competition

In the geographic markets that we serve, there are national, regional and local rehabilitation services providers that offer rehabilitation services comparable to ours. A number of our competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. In addition, a number of long-term care facilities and hospitals may elect not to outsource rehabilitation services thereby reducing our potential customer base. While there are several large rehabilitation providers, the market generally is highly fragmented and is primarily comprised of smaller independent providers.

We believe our rehabilitation division generally competes on its reputation for providing quality rehabilitation services, qualified therapists and competitive pricing.

GOVERNMENTAL REGULATION

Congress and the White House Administration are currently considering healthcare reform bills, which would initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. The House of Representatives has passed a healthcare reform bill entitled “The Affordable Healthcare for America Act” and the Senate has passed a healthcare reform bill entitled “The Patient Protection and Affordable Care Act.” At this time, we cannot predict if or when one of these bills or similar legislation may be passed and submitted to the President.

The healthcare reforms contained in these bills would impact each of our businesses in some manner. Due to the unsettled nature of the current healthcare reform bills, the substantial regulatory changes that would need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare reforms will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Several of the proposed reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The proposed reforms could include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs which could include reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms, if adopted, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state pursuant to which healthcare benefits are available to certain indigent or disabled patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “ Hospital Division – Sources of Hospital Revenues,” “ Health Services Division – Sources of Nursing Center Revenues” and “Rehabilitation Division – Sources of Rehabilitation Division Revenues.”

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs. In addition, there are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement system on a national and state level and we cannot assure you that healthcare reform, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Reimbursement and Regulation of Our Business – Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

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

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations, including enhanced medical necessity review of LTAC hospital cases pursuant to the SCHIP Extension Act and audits under the CMS Recovery Audit Contractor (“RAC”) program which was made permanent and required to be expanded pursuant to the Tax Relief and Health Care Act of 2006. We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits and investigations, could have a material adverse effect on our business, financial position, results of operations and liquidity. We vigorously contest such sanctions where appropriate; however, these cases can involve significant legal expense and consume our resources.

Section 1877 of the Social Security Act, commonly known as “Stark I,” provides that a physician who has a financial relationship with a clinical laboratory generally is prohibited from referring patients to that laboratory. The Omnibus Budget Reconciliation Act of 1993 contains provisions, commonly known as “Stark II,” amending Section 1877 to expand greatly the scope of Stark I. Effective January 1995, Stark II broadened the referral limitations of Stark I to include, among other designated health services, inpatient and outpatient hospital services. Under Stark I and Stark II, a “financial relationship” is defined as an ownership interest or a compensation arrangement. If such a financial relationship exists, the entity generally is prohibited from claiming payment for services under the Medicare or Medicaid programs. Compensation arrangements generally are exempted from Stark I and Stark II if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. The U.S. Department of Health and Human Services has issued regulations that describe some of the conduct and business relationships permissible under the anti-kickback amendments. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable criteria, however, risk increased scrutiny and possible sanctions by enforcement authorities. These laws and regulations, however, are complex, and there is limited judicial or regulatory interpretation. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

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

Various states in which we operate hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through

Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. The U.S. Department of Health and Human Services has mandated that healthcare payors and providers and their vendors must convert from the current ICD-9 coding system to the materially different ICD-10 coding system by October 1, 2013. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

HIPAA.    The federal Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” among other requirements, broadened the scope of existing fraud and abuse laws and mandated the adoption of administrative simplification regulations aimed at standardizing transaction formats and billing codes for documenting medical services, dealing with claims submissions and protecting the privacy and security of individually identifiable health information. HIPAA regulations that standardize transactions and code sets require standard formatting for healthcare providers, like us, that submit claims electronically.

The HIPAA privacy regulations apply to “protected health information,” which is defined generally as individually identifiable health information transmitted or maintained in any form or medium, excluding certain types of records such as education records. The privacy regulations seek to limit the use and disclosure of most paper and oral communications, as well as those in electronic form, regarding an individual’s past, present or future physical or mental health or condition, or relating to the provision of healthcare to the individual or payment for that healthcare, if the individual can or may be identified by such information. HIPAA provides for the imposition of civil and/or criminal penalties if protected health information is improperly disclosed.

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

The Health Information Technology for Economic and Clinical Health Act, known as “HITECH,” was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information. HITECH also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts.

We believe we are in substantial compliance with the HIPAA regulations. Sanctions for failing to comply with HIPAA health information practices provisions include sanctions and civil and criminal penalties. We cannot assure you that potential non-compliance by us with HIPAA regulations will not have a material adverse effect on our business, financial position, results of operations and liquidity.

Certificates of Need and State Licensing.    Certificate of need, or CON, regulations control the development and expansion of healthcare services and facilities in certain states. Certain states also require regulatory approval prior to certain changes in ownership of a hospital or nursing center. Certain states that do not have CON programs may have other laws or regulations that limit or restrict the development or expansion of healthcare facilities. We operate hospitals in 12 states and nursing and rehabilitation centers in 18 states that require state approval for the expansion of our facilities and services under CON programs. To the extent that CONs or other similar approvals are required for expansion of the operations of our hospitals or nursing and rehabilitation centers, either through facility acquisitions, expansion or provision of new services or other changes, such expansion could be affected adversely by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

We are required to obtain state licenses to operate each of our hospitals and nursing and rehabilitation centers and to ensure their participation in government programs. Once a hospital or nursing and rehabilitation center becomes licensed and operational, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of our hospitals and nursing and rehabilitation centers have the necessary licenses. Failure of our hospitals and nursing and rehabilitation centers to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2009, 82 hospitals operated by the hospital division were certified as Medicare LTAC providers and one hospital has a pending certification as a Medicare short-term acute care provider. In addition, 70 hospitals also were certified by their respective state Medicaid programs. Loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

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

Accreditation by the Joint Commission.    Hospitals may receive accreditation from the Joint Commission, a national commission that establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other healthcare facilities are required to have been in operation at least four months in order to be eligible for accreditation by the Joint Commission. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. As of December 31, 2009, all of the hospitals operated by the hospital division were accredited by the Joint Commission or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission accreditation for any additional facilities it may operate in the future.

Peer Review.    Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of hospitals and services. A quality improvement organization may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program. Denials by third party utilization review organizations historically have not had a material adverse effect on the hospital division’s operating results.

Overview of Hospital Division Reimbursement

Medicare Reimbursement of Short-term Acute Care Hospitals – Medicare reimburses general short-term acute care hospitals under a prospective payment system (“IPPS”). Under IPPS, Medicare inpatient costs are reimbursed based upon a fixed payment amount per discharge using medical severity diagnostic related groups (“MS-DRGs”). The MS-DRG payment under IPPS is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each MS-DRG, we believe that the average stay for all Medicare patients subject to IPPS is approximately six days. An additional outlier payment is made for patients with higher treatment costs but these payments are designed only to cover marginal costs. Hospitals that are certified by Medicare as LTAC hospitals are excluded from the IPPS.

Medicare Reimbursement of Long-term Acute Care Hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of fee for service Medicare patients must be at least 25 days.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals, potentially as an alternative to the current payment system under LTAC-PPS. In 2004, the Medicare Payment Advisory Commission (“MedPAC”) recommended to Congress the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTAC hospitals in order to ensure that only appropriate patients are admitted to these facilities. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. Since the MedPAC recommendation, CMS has initiated studies to examine such recommendations and those studies are ongoing. Implementation of additional criteria that may limit the population of patients eligible for our hospital services or change the basis on which we are paid could have a material adverse effect on our business, financial position, results of operations and liquidity.

On August 1, 2007, CMS issued final regulations regarding Medicare hospital inpatient payments to short-term acute care hospitals as well as certain provisions affecting LTAC hospitals. These regulations adopt a new system for LTAC hospitals for classifying patients into diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs.” LTAC PPS is based upon discharged-based MS-LTC-DRGs similar to the system used to pay short-term acute care hospitals. This new MS-LTC-DRG system replaced the previous diagnostic related group system for LTAC hospitals and became effective for discharges occurring on or after October 1, 2007. The MS-LTC-DRG system created additional severity-adjusted categories for most diagnoses.

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

On July 31, 2008, CMS issued final regulations regarding the re-weighting of MS-LTC-DRGs for discharges occurring on or after October 1, 2008. CMS announced that this update was made in a budget neutral manner, and that estimated aggregate LTAC Medicare payments would be unaffected by these regulations. Based upon our experience under these final regulations, it appears that the re-weighting increased payments for the care of higher acuity patients.

On May 29, 2009, CMS issued an interim final rule that revised the October 1, 2008 payment weights. Effective June 3, 2009, CMS reduced MS-LTC-DRG payment weights by 3.9%, resulting in approximately a 0.9% reduction of the estimated total LTAC PPS payments in the federal fiscal year ending September 30, 2009. No retroactive adjustments to payments were made. On July 31, 2009, CMS finalized this interim rule.

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

SCHIP Extension Act.

The SCHIP Extension Act became law on December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS;

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

The three year moratorium beginning on December 29, 2007 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals does not apply to LTAC hospitals that, before December 29, 2007, (1) began the qualifying period for payment under LTAC PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTAC hospital and had expended at least 10% of the estimated cost of the project or $2,500,000, or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTAC hospital is located in a state where there is only one other LTAC hospital and the LTAC hospital requests an increase in beds following the closure or the decrease in the number of beds of the other LTAC hospital.

Recent Medicare Rate Adjustments.

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. These final regulations include a recalibration of the MS-LTC-DRG payment weights as well as updates to the payment rates. CMS indicated that these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights.

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

The 25 Percent Rule and Other Rules Impacting Reimbursement to HIHs.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the so-called “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS. At December 31, 2009, we operated 16 HIHs with 692 licensed beds.

In the 2007 Final Rule, the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates. Under the 2007 Final Rule, the 25% threshold was to be phased in over three years. Hospitals having fiscal years beginning on or after July 1, 2007 and before July 1, 2008, including most of our hospitals, had their admission cap initially established at the lesser of 75% of Medicare referrals or the actual percentage of Medicare referrals received from a primary referral source for that hospital in the base year of 2005. For most of our hospitals, this initial first year cap began on September 1, 2007. Beginning on September 1, 2008, the cap would have been reduced to the lesser of 50% of Medicare referrals or the actual percentage of Medicare referrals for that hospital in the 2005 base year. The fully phased-in cap of 25% would have applied to most of our hospitals after September 1, 2009.

As set forth above, the SCHIP Extension Act has placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The three-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered HIHs will expire for cost reporting periods beginning on or after July 1, 2010. The expansion of the admission limit to 50% for non-grandfathered, LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2010, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

Non-government and Medicare Advantage Payment – The hospital division seeks to maximize the number of non-government payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

Health Services Division

General Regulations.    The development and operation of nursing and rehabilitation centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing and rehabilitation centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, maintain or renew any required regulatory approvals or licenses could adversely affect nursing center operations including their financial results.

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

In certain circumstances, federal law mandates that conviction for certain abusive or fraudulent behavior with respect to one nursing center may subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs. In addition, some regulations provide that all nursing and rehabilitation centers under common control or ownership within a state are subject to being delicensed if any one or more of such facilities are delicensed.

Licensure and Requirements for Participation.    The nursing and rehabilitation centers operated and managed by the health services division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing and rehabilitation centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing and rehabilitation centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

We believe that substantially all of our nursing and rehabilitation centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, our nursing and rehabilitation centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing and rehabilitation centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing center’s plan of correction and places the nursing center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against the nursing center, including the imposition of fines, temporary suspension of admission of new residents to the nursing center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing center’s license.

Overview of Health Services Division Reimbursement

Medicare – The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing and rehabilitation centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, pharmaceuticals, supplies and other necessary services provided by nursing and rehabilitation centers. Medicare payments to our nursing and rehabilitation centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

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

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap. Most recently, the Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The therapy cap exception process expired on December 31, 2009 and the current therapy cap for 2010 is $1,860.

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

Recent Medicare Rate Adjustments

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%, (2) updates to the wage indexes which adjust the federal payment, and (3) a reduction in the RUG indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%.

In addition, for the fiscal year beginning October 1, 2010, CMS will increase the number of RUG categories for nursing centers from 53 to 66 (i.e. RUGs IV) and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. While we are unable to estimate the impact of these changes, the operating results of our contract rehabilitation services business may be adversely affected.

On July 31, 2008, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2008. These regulations included, among other things, a market basket increase to the federal payment rates of 3.4% and updates to the wage indexes which adjusted the federal payment. CMS estimates that the overall impact of these proposed changes will be a net increase in payments of 3.4%.

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

The health services division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing and rehabilitation centers operated by the health services division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, the recent downturn in the United States economy has accentuated budgetary pressures impacting state fiscal budgets, thereby further reducing Medicaid payments to our nursing and rehabilitation centers from current levels.

There continue to be legislative and regulatory proposals that would impose further limitations on government and private payments to providers of healthcare services. The Balanced Budget Act eased existing impediments on the ability of states to reduce their Medicaid reimbursement levels. Many states are considering or have enacted measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. As states face budgetary issues, we anticipate further pressure on Medicaid rates that could negatively impact payments to our nursing and rehabilitation centers.

In addition, some states seek to increase the levels of funding contributed by the federal government to their Medicaid programs through a mechanism known as a provider tax. Under these programs, states levy a tax on healthcare providers, which increases the amount of state revenue available to expend on the Medicaid program. This increase in program revenues increases the payment made by the federal government to the state in the form of matching funds. Consequently, the state then has more funds available to support Medicaid rates for providers of Medicaid covered services. However, states may not necessarily use these funds to increase payments to nursing center providers. Provider tax plans are subject to approval by the federal government and were included as a provision in the Tax Relief and Health Care Act of 2006, codifying the maximum Medicaid provider tax rate at 5.5% through fiscal year 2011. Although these plans have been approved in the past, we cannot assure you that such plans will be approved by the federal government in the future.

Non-government and Medicare Advantage Payment – The health services division seeks to maximize the number of non-government payment residents admitted to our nursing and rehabilitation centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

Rehabilitation Division

General Regulations.    The rehabilitation division is subject to various federal and state regulations. Therapists and other healthcare professionals that we employ are required to be individually licensed or certified pursuant to applicable state and federal laws. We have processes in place in an effort to ensure that our therapists and other healthcare professionals are licensed or certified in accordance with applicable federal and state laws. In addition, we require our therapists and other employees to participate in continuing education programs. The failure of a therapist or other healthcare professional to obtain, maintain or renew required licenses or certifications could adversely affect a client’s and our operations, including negatively impacting our financial results.

As noted above, the rehabilitation division is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-fraud and anti-kickback laws discussed previously. In addition, some states restrict certain business relationships between physicians and ancillary service providers. Some states also prohibit for-profit corporations from providing rehabilitation services through therapists who are directly employed by the corporation or otherwise providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to contract with long-term care facilities, hospitals and other providers participating in Medicare, Medicaid and other federal healthcare programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Overview of Rehabilitation Division Revenues

The rehabilitation division receives payment for the services it provides to patients and residents of the nursing centers, acute and long-term acute care hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers that we serve. The payments are based upon negotiated patient per diem rates, negotiated per minute rates or a fee schedule based upon the type of service rendered.

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

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap. Most recently, the Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The therapy cap exception process expired on December 31, 2009 and the current therapy cap for 2010 is $1,860.

In addition, for the fiscal year beginning October 1, 2010, CMS will increase the number of RUG categories for nursing centers from 53 to 66 (i.e. RUGs IV) and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. While we are unable to estimate the impact of these changes, the operating results of our contract rehabilitation services business may be adversely affected.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and could have a material adverse effect on our rehabilitation revenues and growth prospects.

MASTER LEASE AGREEMENTS

At December 31, 2009, we leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing centers under four master lease agreements (as amended, the “Master Lease Agreements”). Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged.

On April 30, 2009, we entered into agreements with Ventas to renew the leases for 86 nursing centers and 22 LTAC hospitals (collectively, the “2010 Renewal Facilities”) for an additional five years. The initial lease term for the 2010 Renewal Facilities was set to expire in April 2010.

In addition, we completed the 2009 Facility Acquisitions for $55.7 million in June 2009 and paid Ventas a lease termination fee of $2.3 million.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements as filed with the Securities and Exchange Commission (the “SEC”).

Term and Renewals

Each Master Lease Agreement includes land, buildings, structures and other improvements on the land, easements and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery and other fixtures relating to the operation of the leased properties. There are several bundles of leased properties under each Master Lease Agreement, with each bundle containing approximately five to 20 leased properties.

Under the Master Lease Agreements, the base term for 28 nursing center and eight LTAC hospital leases (which are contained in four renewal bundles) is scheduled to expire in April 2013 (the “2013 Lease Renewals”).

At our option, the 2013 Lease Renewals may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

The base terms for 45 nursing centers and eight LTAC hospitals as well as the 2010 Renewal Facilities were initially set to expire in April 2008 and 2010, respectively, but were each renewed for additional five-year terms. We may further extend the term of these leases for two additional five-year renewal terms beyond the first renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. The fair market value rental rate is determined through an appraisal procedure set forth in the Master Lease Agreements. The then fair market value rental rate may be materially higher than the existing rental rate. In such a situation we may be forced to either not exercise the renewal or pay the higher rental rate, either of which could have a material adverse effect on our business, financial position, results of operations and liquidity. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

The following chart sets forth the remaining lease renewals under the Master Lease Agreements:

		Facility renewals
Expiration date	Renewal date	Nursing centers	Hospitals	Renewal bundles
April 30, 2013	November 1, 2011 – April 29, 2012	28	8	4
April 30, 2013	November 1, 2011 – April 29, 2012	45	8	7
April 30, 2015	November 1, 2013 – April 29, 2014	86	22	11

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

Rental Amounts and Escalators

Each Master Lease Agreement is commonly known as a triple-net lease or an absolute-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all insurance required in connection with the leased properties and the business conducted on the leased properties, (2) certain taxes levied on or with respect to the leased properties (other than taxes on the income of Ventas) and (3) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties.

Under the Master Lease Agreements, the annual aggregate base rent owed by us currently approximates $242 million. We paid rents to Ventas (including amounts classified as discontinued operations) approximating $243 million for the year ended December 31, 2009, $239 million for the year ended December 31, 2008 and $238 million for the year ended December 31, 2007.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. In connection with the exercise of the rent reset by Ventas in 2006, the rent escalations were modified. The contingent annual rent escalator is 2.7% for Master Lease Agreements Nos. 1, 3 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2009, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25%.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2009, we had approximately 39,500 full-time and 14,600 part-time and per diem employees. We had approximately 2,800 unionized employees at 29 of our facilities as of December 31, 2009.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing and rehabilitation centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 58% of our consolidated revenues for the year ended December 31, 2009. Our ability to manage labor costs will significantly affect our future operating results.

Professional and General Liability Insurance

Our healthcare operations are primarily insured for professional and general liability risks by our wholly owned limited purpose insurance subsidiary, Cornerstone Insurance Company (“Cornerstone”). Cornerstone insures initial losses up to specified coverage levels per occurrence. On a per claim basis, coverages for losses in excess of those insured by Cornerstone are maintained through unaffiliated commercial insurance carriers. Cornerstone insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk.

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

Such forward-looking statements are inherently uncertain, and you must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•

the potential impact of healthcare reform, which would initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. Healthcare reform would impact each of our businesses in some manner. Due to the unsettled nature of the current healthcare reform bills, the substantial regulatory changes that would need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations and liquidity,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, Medicare Part D and changes in Medicare and Medicaid reimbursements for our nursing centers, and the expiration of the Medicare Part B therapy cap exception process,

•	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

the impact of the SCHIP Extension Act, including the ability of our hospitals to adjust to potential LTAC certification, medical necessity reviews and the three-year moratorium on future hospital development that expires December 29, 2010,

•

the impact of the expiration of several moratoriums under the SCHIP Extension Act which could impact the short stay rules, the budget neutrality adjustment as well as implement the “25 Percent Rule,” which could limit certain patient admissions,

•	failure of our facilities to meet applicable licensure and certification requirements,

•	the further consolidation and cost containment efforts of managed care organizations and other third party payors,

•	our ability to meet our rental and debt service obligations,

•	our ability to operate pursuant to the terms of our debt obligations and the Master Lease Agreements,

•

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

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

•

our ability to successfully pursue our development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

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

Risk Factors Relating to Reimbursement and Regulation of Our Business

Healthcare reform would initiate significant reforms to the United States healthcare system.

Congress and the White House Administration are currently considering healthcare reform bills, which would initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. The House of Representatives has passed a healthcare reform bill entitled “The Affordable Healthcare for America Act” and the Senate has passed a healthcare reform bill entitled “The Patient Protection and Affordable Care Act.” At this time, we cannot predict if or when one of these bills or similar legislation may be passed and submitted to the President.

The healthcare reforms contained in these bills would impact each of our businesses in some manner. Due to the unsettled nature of the current healthcare reform bills, the substantial regulatory changes that would need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare reforms will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Several of the proposed reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The proposed reforms could include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which could include reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms, if adopted, could have a material adverse effect on our business, financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2009, we derived approximately 64% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business.”

There are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement system on a national and state level, including changes directly impacting the government and private reimbursement systems for our LTAC hospitals, our nursing and rehabilitation centers as well as our rehabilitation operations. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted by Congress or CMS in the future.

Moreover, weak economic conditions also could adversely affect the budgets of individual states and of the federal government. This could result in attempts to reduce or eliminate payments for federal and state healthcare programs, including Medicare and Medicaid, and could result in an increase in taxes and assessments on our activities. In addition, private third party payors are continuing their efforts to control healthcare costs through direct contracts with healthcare providers, increased utilization review and greater enrollment in managed care programs and preferred provider organizations. These private payors increasingly are demanding discounted fee structures and are requesting that healthcare providers assume more financial risk.

Though we cannot predict what, if any, reform proposals will be adopted, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increased operating costs. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors is limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Future cost containment initiatives undertaken by third party payors may limit our revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or to respond to healthcare reform could affect the profitability of our services. These payors attempt to control healthcare costs by contracting with providers of healthcare to obtain services on a discounted basis. We believe that this trend may continue or intensify and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third party payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our business, financial position, results of operations and liquidity could be materially and adversely affected.

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

Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions under these laws or regulations. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our revolving credit facility. Failure of our staff to satisfy applicable licensure requirements or of our hospitals and nursing centers to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations, or the intensity of federal and state enforcement actions. Changes in the regulatory framework, including those associated with healthcare reform, and sanctions from various enforcement actions could have a material adverse effect on our business, financial position, results of operations and liquidity.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies and other payors, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. Private pay sources also reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations may be significant and could have a material adverse effect on our business, financial position, results of operations and liquidity. Moreover, an adverse review, audit or investigation could result in:

•	required refunding or retroactive adjustment of amounts we have been paid pursuant to the Medicare or Medicaid programs or from other payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks; or

•	damage to our reputation in various markets.

These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

If our LTAC hospitals fail to maintain their certification as long-term acute care hospitals, our profitability would decline.

If our LTAC hospitals, satellite LTAC facilities or HIHs fail to meet or maintain conditions for participation in the Medicare program and the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our LTAC hospitals receiving less Medicare reimbursement than they currently receive for their patient services and our profitability would decline. In addition, implementation of additional LTAC hospital certification criteria and medical necessity reviews may limit the population of patients eligible for our services or change the basis upon which we are paid, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

Implementation of additional patient or facility criteria for LTAC hospitals that limit the population of patients eligible for our hospital services or change the basis upon which we are paid could adversely affect our revenues and profitability.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals, potentially as an alternative to the current payment system under LTAC PPS. In 2004, MedPAC recommended to Congress the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTAC hospitals in order to ensure that only appropriate patients are admitted to these facilities. Since the MedPAC recommendation, CMS has initiated studies to examine such recommendations and those studies are ongoing. Implementation of additional criteria that may limit the population of patients eligible for our hospital services or change the basis upon which we are paid could have a material adverse effect on our business, financial position, results of operations and liquidity.

The temporary moratorium on the Medicare certification of new LTAC hospitals and beds in existing LTAC hospitals will limit our ability to increase LTAC hospital bed capacity, expand into new areas or increase services in existing areas we serve.

The SCHIP Extension Act imposed a three-year moratorium beginning on December 29, 2007 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. The moratorium does not apply to LTAC hospitals that, before December 29, 2007, (1) began the qualifying period for payment under LTAC PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTAC hospital and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTAC hospital is located in a state where there is only one other LTAC hospital and the LTAC hospital requests an increase in beds following the closure or the decrease in the number of beds of the other LTAC hospital. This moratorium may adversely affect our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets we serve.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, will have an adverse effect on our future revenues and profitability.

The SCHIP Extension Act, among other things, placed a three-year moratorium on (1) the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS, and (2) the very short stay outlier payment reductions to LTAC hospitals. This three-year moratorium expires on December 29,

2010. The expiration of this moratorium could have a material adverse effect on our business, financial position, results of operations and liquidity.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period. There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS or (2) the amount payable under IPPS.

In 2007 CMS expanded the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under this 2007 final rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates.

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

The SCHIP Extension Act placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. In addition, the SCHIP Extension Act provides for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS, and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. The three-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered HIHs will expire for cost reporting periods beginning on or after July 1, 2010. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2010, the same time at which the 75% limit for MSA Dominant hospitals will expire.

Since these rules are complex and are based on the volume of Medicare admissions and the source of those admissions, we cannot predict with any certainty the impact on our future revenues or operations from these regulations. If the “25 Percent Rule” is applied as currently written, it could have a material adverse effect on our business, financial position, results of operations and liquidity when the moratorium expires.

Healthcare reform and other regulations could adversely affect the liquidity of our customers, which could have an adverse effect on their ability to make timely payments to us for our products and services.

Healthcare reform and other regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. In addition, if our customers fail to comply with applicable laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These developments could have a material adverse effect on our business, financial position, results of operations and liquidity.

Risks Factors Relating to Our Capital and Liquidity

We may not be able to meet our substantial rent and debt service requirements.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness, including our revolving credit facility. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings under our revolving credit facility. Our existing revolving credit facility expires in July 2012. If we are unable to generate sufficient funds to meet our obligations or our revolving credit facility otherwise becomes due and payable, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that we would be able to obtain such refinancing on terms as favorable as our current financing or that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, our Master Lease Agreements and/or our revolving credit facility:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets,

•	require us to maintain a certain defined fixed payment ratio at a specified level, thereby reducing our financial flexibility,

•	require us to limit the amount of capital expenditures we can incur in any fiscal year and also limits the aggregate amount we can expend on acquisitions, and

•	require us to operate continuously each leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

We lease 38 of our hospitals and 159 of our nursing centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also would result in a default under our revolving credit facility. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

For additional information on the Master Lease Agreements, see “Item 1 – Business – Master Lease Agreements.”

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses.

Financial markets experienced significant disruptions in 2009 and 2008. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the recent instability within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. While the term of our revolving credit facility expires in July 2012, we cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance the revolving credit facility. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial position, results of operations and liquidity.

Interest rates under our revolving credit facility are based, at our option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. Higher interest rates could have a material adverse effect on our business, financial position, results of operations and liquidity. Moreover, current market conditions and our level of leverage make it likely that we would not be able to refinance or amend our existing revolving credit facility without experiencing higher interest rates and additional covenant restrictions.

Our revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of our revolving credit facility include one financial covenant and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2009. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the financial covenants contained within our revolving credit facility. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders, which likely would include some cost to us, and such relief may not be on terms as favorable as those in our existing revolving credit facility. Under these circumstances, there is also the potential that our lenders would not grant relief to us. A default due to the violation of a financial or other covenant contained within our revolving credit facility or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the revolving credit facility.

Our inability to access external sources of financing when our revolving credit facility terminates could have a material adverse effect on our business, financial position, results of operations and liquidity.

Prior to the termination of our revolving credit facility, we will need to enter into a new revolving credit facility to continue to operate our business. There can be no assurance that we will be successful in our effort to enter into a new revolving credit facility in the future. Many lenders have been adversely impacted by recent events in the United States and international financial markets and, as a result, have ceased certain lending practices or reduced the amount of lending they have made available to borrowers. While we expect there to be alternatives available to us to enter into a new revolving credit facility, we cannot assure you that any of these alternatives will be successfully implemented.

We depend on our revolving credit facility to meet our cash requirements to operate our business. If we repay our revolving credit facility upon its termination and are unable to enter into a new revolving credit facility on terms acceptable to us, or at all, we may be forced to reduce our operations and may not be able to respond to changing business conditions or competitive pressures. As a result, our business, financial position, results of operations and liquidity could be adversely affected.

Our inability to refinance our revolving credit facility prior to its scheduled termination or maturity could cause an event of default under our Master Lease Agreements because we may not otherwise have cash available to make required rental payments. We cannot assure you that we will be able to refinance indebtedness under our revolving credit facility on terms acceptable to us, if at all. If an event of default were to occur under our revolving credit facility, our lenders would be entitled to take various actions, including all actions permitted to be taken by a secured creditor. These results would have a material adverse effect on our business, financial position, results of operations and liquidity.

We may have future capital needs and any future issuances of equity securities may dilute the value of our common stock.

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

The recent financial market disruptions have impacted the value of equity investments, bonds and other securities. We regularly hold cash in depository and money market accounts. If the financial institutions holding or managing these accounts fail or experience other disruptions, we could lose a portion or all of our cash which could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, we hold a substantial investment portfolio in our limited purpose insurance subsidiary. Investments held in our limited purpose insurance subsidiary consist principally of cash and cash equivalents, asset backed securities, corporate bonds, U.S. Treasury notes, equities and commercial paper that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities should allow sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in the future. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize our limited purpose insurance subsidiary or otherwise have a material adverse effect on our business, financial position, results of operations and liquidity.

Our stock price is volatile and fluctuations in our operating results, quarterly earnings and other factors may result in declines in the price of our common stock.

Equity markets are prone to, and in the last few years have experienced, extreme price and volume fluctuations. Recent volatility has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock, including:

•	general economic conditions;

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors may deem comparable;

•	press releases or negative publicity relating to our competitors or us or relating to trends in healthcare;

•	regulatory changes and adverse outcomes from litigation and government or regulatory investigations;

•	sales of stock by insiders;

•	changes in our credit ratings;

•	natural disasters, terrorist attacks and pandemics; and

•	limitations on our ability to repurchase our common stock.

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

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing and rehabilitation centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel.

In addition, healthcare providers are continuing to see an increase in the amount of union activity across the country. At December 31, 2009, approximately 2,800 of the employees at 29 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity.

Various states in which we operate hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds (through Medicaid program appropriations or otherwise) to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 58% of our consolidated revenues for the year ended December 31, 2009. Our ability to manage labor costs will significantly affect our future operating results.

If we lose our key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. Competition for these individuals is intense and there can be no assurance that we will retain our key officers and employees or that we can attract or retain other highly qualified individuals in the future. If we lose the services of one or more of our key officers or employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives and we may not be able to replace them with similarly qualified personnel. If we lose key personnel, we may be unable to replace them with personnel of comparable experience, reputation in the industry or skills. The loss of any of our key officers or employees could have a material adverse effect on our business, financial position, results of operations and liquidity.

If we fail to attract patients and residents and compete effectively with other healthcare providers or if our referral sources fail to view us as an attractive long-term healthcare provider, our revenues and profitability may decline.

The long-term healthcare services industry is highly competitive. Our hospitals face competition from healthcare providers that provide services comparable to those offered by our hospitals. Many competing hospitals are larger and more established than our hospitals. We may experience increased competition from existing hospitals as well as hospitals converted, in whole or in part, to specialized care facilities. Our nursing and rehabilitation centers compete on a local and regional basis with other nursing centers and other long-term healthcare providers. Some of our competitors operate newer facilities and may offer services not provided by us or are operated by entities having greater financial and other resources than us. Our rehabilitation division competes with national, regional and local rehabilitation service providers within our markets. Several of these competitors may have greater financial and other resources than us, may be more established in the markets in which we compete and may be willing to provide services at lower prices. We cannot assure you that increased competition in the future will not adversely affect our business, financial position, results of operations and liquidity.

In addition, we rely significantly on appropriate referrals from physicians, hospitals and other healthcare providers in the communities in which we deliver our services to attract appropriate patients and residents. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer patients and residents to us as a result of the quality of our patient services and our efforts to establish and build a relationship with them. If any of our facilities fail to achieve or maintain a reputation for providing high quality care, or are perceived to provide a lower quality of care than comparable facilities within the same geographic area, or customers of our rehabilitation therapy services perceive that they could receive higher quality services from other providers, our ability to attract and retain patients and customers could be adversely affected. We believe that the perception of our quality of care by potential residents or patients or their families seeking our services is influenced by a variety of factors, including physician and other healthcare professional referrals, community information and referral services, newspapers and other print and electronic media, results of patient surveys, recommendations from family and friends, and published quality care statistics compiled by CMS or other industry data. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships or if we are perceived by our referral sources for any reason as not providing high quality patient care, our patient volumes and the quality of our patient mix could suffer and our revenue and profitability could decline.

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

We insure a substantial portion of our professional liability risks primarily through our limited purpose insurance subsidiary. Provisions for loss for our professional liability risks are based upon management’s best available information including actuarially determined estimates. The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. Differences between the ultimate claims costs and our historical provisions for loss and actuarial assumptions and estimates could have a material adverse effect on our business, financial position, results of operations and liquidity.

Our limited purpose insurance subsidiary insures initial losses up to specified coverage levels per occurrence and in the aggregate. On a per claim basis, coverages for losses in excess of those insured by the limited purpose insurance subsidiary are maintained through unaffiliated commercial insurance carriers. Our limited purpose insurance subsidiary insures all claims in all states up to a per occurrence limit without the benefit of any aggregate coverage limit through unaffiliated commercial insurance carriers, thereby increasing our financial risk. We maintain professional and general liability insurance in amounts and coverage that management believes are sufficient for our operations. However, our insurance may not cover all claims against us or the full extent of our liability nor continue to be available at a reasonable cost. Moreover, the cost of insurance coverage maintained with unaffiliated commercial insurance carriers is costly and may continue to increase. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages that are uninsured, we may be exposed to substantial liabilities.

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

Due to weak economic conditions or other factors, commercial payors and customers may default on their payments to us and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors and customers regularly, such risks may arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn. If our payors default on their payments to us in the future, we may have to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the privacy rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy or security rules under HIPAA or other federal or state laws protecting the confidentiality of patient health information, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial position, results of operations and liquidity.

Acquisitions, investments and strategic alliances that we have made or may make in the future may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of, investments in, and strategic alliances with LTAC hospitals, nursing centers, rehabilitation operations and other related healthcare operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity. Acquisitions, investments and strategic alliances involve numerous risks, including:

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

•	entry into markets or businesses in which we may have limited or no experience,

•	difficulties integrating acquired operations, personnel and information systems, and in realizing projected efficiencies and cost savings, particularly in the case of significant acquisitions,

•	diversion of management’s time from existing operations,

•	potential loss of key employees or customers of acquired companies,

•	inaccurate assessment of assets and liabilities and exposure to undisclosed or unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare laws,

•	inability to operate acquired facilities profitably or succeed in achieving improvements in their financial performance, and

•	impairment of acquired goodwill and intangible assets.

We continue to seek acquisitions and other strategic opportunities for each of our businesses that may negatively impact our business, financial position, results of operations and liquidity.

We continue to seek acquisitions and other strategic opportunities for each of our businesses, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives, some of which may be significant in size, and we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of our discussions will result in definitive agreements or the timing of announcement or completion of any transaction, our business, short-term and long-term financial position, results of operations and liquidity may be impacted if we announce or complete any such transaction or if we incur substantial costs or other losses in connection with such transaction, whether or not it is completed. Moreover, although we intend to enter into transactions that enhance long-term shareholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks, all of which would be more material with transactions of significant size.

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

Terrorist attacks, pandemics or natural disasters could negatively impact our business, financial position, results of operations and liquidity.

Terrorist attacks, pandemics, or acts of nature, such as floods, fires, hurricanes, tornadoes or earthquakes, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our residents and patients. In order to provide care for our residents and patients, we are dependent upon consistent and reliable delivery of food, pharmaceuticals, power and other products to our facilities and the availability of employees to provide services at our facilities. If the delivery of goods or the ability of employees to reach our facilities were interrupted due to a natural disaster, pandemic or a terrorist attack, it could have a significant negative impact on our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve substantial risks to our operations and potentially to our residents and patients. The impact of natural disasters, pandemics and terrorist attacks is inherently uncertain. Such events could severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance or otherwise have a material adverse effect on our business, financial position, results of operations and liquidity.

Climate change poses both regulatory and physical risks that could adversely impact our business, financial position, results of operations and liquidity.

Climate change could have a potential economic impact on us and climate change mitigation programs and regulations could increase our costs. Energy costs could be higher as a result of climate change regulations. Our costs could increase if utility companies pass on their costs, such as those associated with carbon taxes, emission cap and trade programs, or renewable portfolio standards. In addition, climate change may increase the frequency or intensity of natural disasters. As such, we cannot assure you that climate change will not adversely impact our business, financial position, results of operations and liquidity.

Certain events or circumstances could result in the impairment of our assets or other charges, including, without limitation, impairments of goodwill and identifiable intangible assets that result in material charges to earnings.

We regularly review the carrying value of certain long-lived assets and identifiable intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2009, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets or continued declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Moreover, the value of our goodwill and other indefinite lived assets could be negatively impacted by potential healthcare reforms. An impairment charge could have a material adverse effect on our business, financial position and results of operations.

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

Different interpretations of accounting principles or changes in generally accepted accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

Generally accepted accounting principles are complex, continually evolving and changing and may be subject to varied interpretation by third parties, including the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles or changes in generally accepted accounting principles could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We are a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future which may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Our Operations – Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity.”

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

	Sales price of common stock
2009	High	Low
First quarter	$18.57	$11.51
Second quarter	$17.83	$10.70
Third quarter	$17.27	$11.83
Fourth quarter	$20.00	$13.80

2008	High	Low
First quarter	$28.74	$20.25
Second quarter	$32.34	$21.34
Third quarter	$33.25	$25.80
Fourth quarter	$28.30	$8.12

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

As of January 31, 2010, there were 473 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 31, 2004 to December 31, 2009, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 31, 2004, and also assumes the reinvestment of all cash dividends. In accordance with SEC rules, the July 31, 2007 distribution of the KPS shares to our shareholders in connection with the Spin-off Transaction is treated for purposes of the following graph as a special stock dividend in calculating shareholder return and prior period prices have been adjusted accordingly.

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Kindred Healthcare, Inc.	$100.00	$86.01	$84.31	$108.19	$56.39	$79.95
S&P Composite Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 1500 Health Care Index	100.00	107.49	114.98	124.20	94.68	114.34

Item 6.	Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$4,270,007	$4,093,864	$4,128,649	$4,041,786	$3,655,681

Salaries, wages and benefits	2,483,086	2,374,163	2,325,417	2,185,316	1,942,385
Supplies	333,056	317,149	542,986	669,023	556,054
Rent	348,248	338,673	337,769	289,080	244,787
Other operating expenses	886,205	854,383	730,965	650,045	583,841
Other income	(11,512)	(17,407)	(7,701)	–	–
Depreciation and amortization	125,730	120,022	118,574	115,057	95,518
Interest expense	7,880	15,373	17,044	13,920	8,095
Investment income	(4,413)	(7,096)	(16,105)	(14,488)	(11,025)

	4,168,280	3,995,260	4,048,949	3,907,953	3,419,655

Income from continuing operations before reorganization items and income taxes	101,727	98,604	79,700	133,833	236,026
Reorganization items	–	–	–	–	(1,639)

Income from continuing operations before income taxes	101,727	98,604	79,700	133,833	237,665
Provision for income taxes	39,115	38,144	36,567	52,739	94,959

Income from continuing operations	62,612	60,460	43,133	81,094	142,706
Discontinued operations, net of income taxes:
Income (loss) from operations	931	(3,399)	(12,982)	(2,351)	3,584
Loss on divestiture of operations	(23,432)	(20,776)	(77,021)	(32)	(1,381)

Net income (loss)	$40,111	$36,285	$(46,870)	$78,711	$144,909

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.61	$1.56	$1.09	$2.02	$3.73
Discontinued operations:
Income (loss) from operations	0.02	(0.09)	(0.33)	(0.06)	0.09
Loss on divestiture of operations	(0.60)	(0.53)	(1.94)	–	(0.03)

Net income (loss)	$1.03	$0.94	$(1.18)	$1.96	$3.79

Diluted:
Income from continuing operations	$1.60	$1.54	$1.06	$1.95	$3.12
Discontinued operations:
Income (loss) from operations	0.02	(0.09)	(0.32)	(0.06)	0.08
Loss on divestiture of operations	(0.60)	(0.53)	(1.90)	–	(0.03)

Net income (loss)	$1.02	$0.92	$(1.16)	$1.89	$3.17

Shares used in computing earnings (loss) per common share:
Basic	38,339	37,830	38,791	39,108	37,328
Diluted	38,502	38,397	39,558	40,677	44,803
Financial Position:
Working capital	$241,032	$403,917	$294,878	$295,389	$208,873
Total assets	2,022,224	2,181,761	2,079,552	2,016,127	1,760,561
Long-term debt	147,647	349,433	275,814	130,090	26,323
Stockholders’ equity	966,594	914,975	862,124	995,578	870,536

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States. At December 31, 2009, our hospital division operated 83 LTAC hospitals with 6,580 licensed beds in 24 states. Our health services division operated 222 nursing and rehabilitation centers with 27,523 licensed beds in 27 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

On July 31, 2007, we completed the Spin-off Transaction. See “Item 1 – Business – General – Spin-off Transaction” and note 2 of the notes to consolidated financial statements.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

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

We recorded income of approximately $8 million in 2008 related to the favorable settlement of a prior year nursing center Medicaid cost report dispute. Favorable settlements of prior year hospital Medicare cost reports aggregated $3 million in 2007.

During 2007, we also recorded a pretax credit of approximately $3 million to reflect a change in estimate for hospital Medicare accounts receivable and a pretax credit of approximately $4 million to adjust certain nursing center Medicaid revenues.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Medicare	$1,811,181	$1,741,256	$1,851,183
Medicaid	1,086,447	1,075,464	1,067,741
Medicare Advantage	321,437	263,699	72,548
Other	1,339,207	1,277,520	1,452,777

	4,558,272	4,357,939	4,444,249
Eliminations:
Rehabilitation	(288,265)	(264,075)	(232,802)
Pharmacy	–	–	(82,798)

	(288,265)	(264,075)	(315,600)

	$4,270,007	$4,093,864	$4,128,649

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

The provision for doubtful accounts totaled $29 million for 2009, $31 million for 2008 and $25 million for 2007. During 2007, we recorded a $6 million charge for doubtful accounts related to accounts receivable acquired in a hospital acquisition in a prior year.

Allowances for insurance risks

We insure a substantial portion of our professional liability risks and workers compensation risks through our limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% for the

2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $242 million at December 31, 2009 and $243 million at December 31, 2008. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $247 million at December 31, 2009 and $252 million at December 31, 2008.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $34 million in 2009, $39 million in 2008 and $37 million in 2007 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2009 would impact our operating income by approximately $2 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $48 million for 2009, $33 million for 2008 and $35 million for 2007. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $27 million, $38 million and $35 million in 2009, 2008 and 2007, respectively.

With respect to our discontinued operations, we recorded favorable pretax adjustments of $11 million in 2009 and $10 million in 2008, and a pretax charge aggregating $2 million in 2007 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $82 million at December 31, 2009 and $83 million at December 31, 2008. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $36 million for 2009, $30 million for 2008 and $37 million for 2007.

See notes 4 and 9 of the notes to consolidated financial statements.

Accounting for income taxes

The provision for income taxes is based upon our annual reported income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

In 2007, we paid approximately $3 million of employer payroll taxes related to a settlement reached with the IRS for all disputed federal income tax issues for fiscal 2000 and 2001.

Our effective income tax rate was 38.5% in 2009, 38.7% in 2008 and 45.9% in 2007. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million in each of 2009, 2008 and 2007. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction.

We adopted the provisions of the authoritative guidance related to the uncertainty in income taxes on January 1, 2007. The adoption did not have a material impact on our business, financial position, results of operations or liquidity.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $154 million at December 31, 2009 and $159 million at December 31, 2008.

We identified deferred income tax assets for state income tax NOLs of $38 million and $34 million at December 31, 2009 and 2008, respectively, and a corresponding deferred income tax valuation allowance of $34 million at December 31, 2009 and 2008 for that portion of the net deferred income tax assets that were not realizable.

After our emergence from bankruptcy in 2001, the realization of pre-reorganization deferred tax assets and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $1 million in 2008 and $3 million in 2007 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability. Following the adoption of the revised provisions for accounting for business combinations on January 1, 2009, future adjustments to pre-emergence unrecognized income tax benefits will be recorded to earnings.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2009 and $0.8 million as of December 31, 2008.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact our results of operations approximates $6 million.

The federal statute of limitations remains open for tax years 2006 through 2008. We are currently under IRS examination for fiscal years 2008 and 2007. See note 8 of the notes to consolidated financial statements.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

During 2010, the statute of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction in our income tax liability of approximately $2 million to $3 million for unrecognized income tax benefits is reasonably possible and may favorably impact our financial position and results of operations.

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets and identifiable finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest that the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

Our other intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to ten years.

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. Also, during 2009 and the fourth quarter of 2008, the market value of our common stock was below our book equity value. Management believes that the difference between our market equity value and our book equity value during 2009 was generally attributable to uncertainty in the equity markets related to proposed federal healthcare reform legislation and Medicare revenue reductions announced by CMS during the year. The decline in 2008 was generally attributable to our announcement of weaker than expected third quarter operating results (particularly in our hospital division) and the related reduction in our earnings outlook in the fourth quarter of 2008 and fiscal 2009 as compared to investor expectations. In addition, the weak global economic conditions that negatively impacted the condition of the debt and equity markets in 2008 may have contributed to the decline in the market value of our common stock. The difference between the book equity value and the market value of our common stock during 2009 and the fourth quarter of 2008 was a potential indication that the carrying value of our goodwill may have been impaired but was not viewed as a triggering event.

We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, health services, rehabilitation services and hospice. The carrying value of goodwill for each of our reporting units at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Hospitals	$68,577	$68,577
Health services	889	639
Rehabilitation services	3,363	1,863
Hospice	8,394	1,165

	$81,223	$72,244

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

Since quoted market prices for our reporting units are not available, we applied judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. We relied on widely accepted valuation techniques, including equally weighted discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require us to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

Our analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. Our conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in our industry, our fourth quarter operating results that exceeded investment analyst expectations and consideration of our updated business expectations at December 31, 2009 and 2008. We do not believe that any of our reporting units were at risk for failing the step one impairment test at December 31, 2009.

The fair values of our indefinite lived intangible assets, primarily hospital certificates of need, are estimated using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of the our certificates of need at December 31, 2009 was $62 million. The fair values of our indefinite lived intangible assets are derived from projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2009, the fair value of our certificates of need intangible assets exceeded its carrying value. We do not believe that any of our certificates of need were at risk for failing the impairment test at December 31, 2009.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2009, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if proposed healthcare reforms were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Recently Issued Accounting Requirements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in note 17 of the notes to consolidated financial statements). The provisions also require a reconciliation of the activity in Level 3 (as described in note 17 of the notes to consolidated financial statements) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In August 2009, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of this guidance clarify how an entity should measure liabilities at fair value. The guidance is effective for all interim and annual reporting periods beginning after August 26, 2009. The adoption of the guidance did not have a material impact on our business, financial position, results of operations or liquidity.

In June 2009, the FASB issued revised authoritative guidance related to the consolidation criteria for variable interest entities (“VIE”). The guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures regarding an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance will be effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. We are currently evaluating the effect of this authoritative guidance on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for establishment of the FASB Codification, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB Codification is the sole source of authoritative accounting principles recognized by the FASB. The guidance is effective for all financial statements issued for interim and annual reporting periods ending after September 15, 2009. The application of this guidance (or the FASB Codification) did not have an impact on our business, financial position, results of operations or liquidity.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new provisions provide guidance related to the disclosure date through which an entity has evaluated subsequent events and whether such date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued an amendment, effective February 24, 2010, to remove the requirement for a filer to disclose a date in its financial statements. The adoption of the guidance did not have an impact on our business, financial position, results of operations or liquidity.

In April 2009, the FASB issued additional authoritative guidance related to fair value measurements and the recognition of other-than-temporary impairments of financial instruments. The new provisions provide guidance to determine whether the market for a security is inactive and whether transactions in inactive markets are distressed and clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities. Authoritative guidance also was issued for interim disclosures regarding fair value of financial instruments, which requires an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have a material impact on our business, financial position, results of operations or liquidity.

On January 1, 2009, we adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. The adoption of the guidance has been applied retrospectively in the accompanying consolidated financial statements and did not have a material impact on our earnings per common share calculations.

In December 2007, the FASB revised the authoritative guidance for business combinations, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. The guidance is applied prospectively and is effective for business combinations which occur during fiscal years beginning after December 15, 2008. Our adoption of the guidance on January 1, 2009 did not have a material impact on our business, financial position, results of operations or liquidity at December 31, 2009 or for the year ended December 31, 2009. However, any future business combinations may significantly impact our financial position and results of operations when compared to acquisitions accounted for under the previous guidance and may result in generally lower earnings due to the expensing of acquisition and restructuring costs.

In April 2009, the FASB issued authoritative guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance is effective for all business combinations which occur during fiscal years beginning after December 15, 2008. Our adoption of the guidance retroactive to January 1, 2009 did not have a material impact on our business, financial position, results of operations or liquidity.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2009, we derived approximately 64% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2009, 2008 and 2007

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2009	2008	2007
Revenues:
Hospital division	$1,932,892	$1,837,322	$1,727,419
Health services division	2,150,342	2,093,297	1,958,322
Rehabilitation division	475,038	427,320	352,397
Pharmacy division	–	–	406,111

	4,558,272	4,357,939	4,444,249
Eliminations:
Rehabilitation	(288,265)	(264,075)	(232,802)
Pharmacy	–	–	(82,798)

	(288,265)	(264,075)	(315,600)

	$4,270,007	$4,093,864	$4,128,649

Income from continuing operations:
Operating income (loss):
Hospital division	$363,811	$345,367	$365,068
Health services division	305,590	321,814	294,625
Rehabilitation division	50,592	38,071	34,526
Pharmacy division	–	–	17,557
Corporate:
Overhead	(134,636)	(133,019)	(167,717)
Insurance subsidiary	(6,185)	(6,657)	(7,077)

	(140,821)	(139,676)	(174,794)

Operating income	579,172	565,576	536,982
Rent	(348,248)	(338,673)	(337,769)
Depreciation and amortization	(125,730)	(120,022)	(118,574)
Interest, net	(3,467)	(8,277)	(939)

Income from continuing operations before income taxes	101,727	98,604	79,700
Provision for income taxes	39,115	38,144	36,567

	$62,612	$60,460	$43,133

A summary of our consolidating statement of operations follows (in thousands):

	Year ended December 31, 2009
	Hospital division	Health services division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,932,892	$2,150,342	$475,038	$–	$(288,265)	$4,270,007

Salaries, wages and benefits	875,788	1,102,975	402,986	101,337	–	2,483,086
Supplies	221,529	108,038	2,827	664	(2)	333,056
Rent	147,494	194,835	5,778	141	–	348,248
Other operating expenses	471,764	633,739	18,633	50,332	(288,263)	886,205
Other income	–	–	–	(11,512)	–	(11,512)
Depreciation and amortization	51,932	48,631	2,291	22,876	–	125,730
Interest expense	2	130	1	7,747	–	7,880
Investment income	(7)	(111)	(8)	(4,287)	–	(4,413)

	1,768,502	2,088,237	432,508	167,298	(288,265)	4,168,280

Income from continuing operations before income taxes	$164,390	$62,105	$42,530	$(167,298)	$–	101,727

Provision for income taxes						39,115

Income from continuing operations						$62,612

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$26,716	$39,663	$1,043	$30,128	$–	$97,550
Development	42,371	5,687	–	–	–	48,058

	$69,087	$45,350	$1,043	$30,128	$–	$145,608

Consolidating statement of operations (in thousands) (Continued):

	Year ended December 31, 2008
	Hospital division	Health services division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,837,322	$2,093,297	$427,320	$–	$(264,075)	$4,093,864

Salaries, wages and benefits	842,018	1,068,648	371,248	92,249	–	2,374,163
Supplies	210,962	103,626	1,744	821	(4)	317,149
Rent	146,316	186,612	5,555	190	–	338,673
Other operating expenses	438,975	599,209	16,257	64,013	(264,071)	854,383
Other income	–	–	–	(17,407)	–	(17,407)
Depreciation and amortization	48,150	48,645	1,965	21,262	–	120,022
Interest expense	326	133	–	14,914	–	15,373
Investment income	(43)	(160)	(48)	(6,845)	–	(7,096)

	1,686,704	2,006,713	396,721	169,197	(264,075)	3,995,260

Income from continuing operations before income taxes	$150,618	$86,584	$30,599	$(169,197)	$–	98,604

Provision for income taxes						38,144

Income from continuing operations						$60,460

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$35,932	$44,627	$1,162	$28,205	$–	$109,926
Development	33,285	5,466	–	–	–	38,751

	$69,217	$50,093	$1,162	$28,205	$–	$148,677

Consolidating statement of operations (in thousands) (Continued):

	Year ended December 31, 2007
	Hospital division	Health services division	Rehabilitation division	Pharmacy division	Corporate	Eliminations	Consolidated
Revenues	$1,727,419	$1,958,322	$352,397	$406,111	$–	$(315,600)	$4,128,649

Salaries, wages and benefits	771,768	1,017,799	305,282	107,202	123,594	(228)	2,325,417
Supplies	190,481	97,480	1,260	253,659	690	(584)	542,986
Rent	139,875	188,599	4,641	4,325	329	–	337,769
Other operating expenses	400,102	548,418	11,329	27,693	58,211	(314,788)	730,965
Other income	–	–	–	–	(7,701)	–	(7,701)
Depreciation and amortization	40,958	48,815	1,176	6,510	21,115	–	118,574
Interest expense	168	124	–	–	16,752	–	17,044
Investment income	(474)	(836)	–	(11)	(14,784)	–	(16,105)

	1,542,878	1,900,399	323,688	399,378	198,206	(315,600)	4,048,949

Income from continuing operations before income taxes	$184,541	$57,923	$28,709	$6,733	$(198,206)	$–	79,700

Provision for income taxes							36,567

Income from continuing operations							$43,133

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$35,646	$41,252	$2,037	$4,115	$38,312	$–	$121,362
Development	59,438	5,688	–	–	–	–	65,126

	$95,084	$46,940	$2,037	$4,115	$38,312	$–	$186,488

Operating data:

	Year ended December 31,
	2009	2008	2007
Hospital data:
End of period data:
Number of hospitals	83	82	81
Number of licensed beds	6,580	6,482	6,358
Revenue mix %:
Medicare	55	55	58
Medicaid	10	10	10
Medicare Advantage (a)	10	9	4
Commercial insurance and other	25	26	28
Admissions:
Medicare	28,696	29,028	28,140
Medicaid	4,254	4,233	4,204
Medicare Advantage	4,030	3,587	1,681
Commercial insurance and other	8,039	7,088	7,305

	45,019	43,936	41,330

Admissions mix %:
Medicare	64	66	68
Medicaid	9	10	10
Medicare Advantage	9	8	4
Commercial insurance and other	18	16	18
Patient days:
Medicare	779,359	806,427	793,497
Medicaid	202,290	208,423	203,192
Medicare Advantage	132,262	117,945	55,033
Commercial insurance and other	267,439	262,254	276,328

	1,381,350	1,395,049	1,328,050

Average length of stay:
Medicare	27.2	27.8	28.2
Medicaid	47.6	49.2	48.3
Medicare Advantage	32.8	32.9	32.7
Commercial insurance and other	33.3	37.0	37.8
Weighted average	30.7	31.8	32.1
Revenues per admission:
Medicare	$37,436	$35,127	$35,489
Medicaid	44,465	43,816	42,439
Medicare Advantage	47,141	45,148	43,157
Commercial insurance and other	59,647	66,345	65,406
Weighted average	42,935	41,818	41,796
Revenues per patient day:
Medicare	$1,378	$1,264	$1,259
Medicaid	935	890	878
Medicare Advantage	1,436	1,373	1,318
Commercial insurance and other	1,793	1,793	1,729
Weighted average	1,399	1,317	1,301
Medicare case mix index (discharged patients only)	1.21	1.15	1.11
Average daily census	3,785	3,812	3,638
Occupancy %	64.7	64.8	64.6
Annualized employee turnover %	22.1	25.2	26.1

(a)	Data not available prior to April 1, 2007.

Operating data (Continued):

	Year ended December 31,
	2009	2008	2007
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	218	218	218
Managed	4	4	4

	222	222	222

Number of licensed beds:
Owned or leased	27,038	27,252	27,809
Managed	485	485	485

	27,523	27,737	28,294

Revenue mix %:
Medicare	34	34	35
Medicaid	42	43	44
Medicare Advantage (a)	6	5
Private and other	18	18	21
Patient days (b):
Medicare	1,463,445	1,523,090	1,520,831
Medicaid	5,375,605	5,466,653	5,534,048
Medicare Advantage	333,775	272,517
Private and other	1,637,463	1,659,338	1,785,638

	8,810,288	8,921,598	8,840,517

Patient day mix %:
Medicare	17	17	17
Medicaid	61	61	63
Medicare Advantage	4	3
Private and other	18	19	20
Revenues per patient day:
Medicare Part A	$461	$437	$411
Total Medicare (including Part B)	503	474	447
Medicaid	167	163	155
Medicare Advantage	394	373
Private and other	235	229	235
Weighted average	244	235	221
Average daily census	24,138	24,376	24,221
Admissions (b)	72,801	69,986	65,772
Occupancy %	89.0	89.1	87.8
Medicare average length of stay	35.4	35.5	35.6
Annualized employee turnover %	38.9	48.9	55.9

Rehabilitation data:
Revenue mix %:
Company-operated	61	63	68
Non-affiliated	39	37	32
Sites of service (at end of period)	622	655	644
Revenue per site	$730,345	$651,895	$582,207
Therapist productivity %	84.2	81.4	79.4
Annualized employee turnover %	12.8	13.3	15.6

(a)	Data not available prior to 2008.
(b)	Excludes managed facilities.

The Year in Review

Fiscal 2009 was a year of solid operational and financial performance despite a number of reimbursement and other external challenges. Our financial results further reinforce and support our fundamental management philosophy: If we take care of our people and focus on quality and customer service, our business results will follow.

Financial highlights of the year included:

•	revenue gains in each of our three operating divisions: Hospitals – 5%, Health Services – 3% and Peoplefirst Rehabilitation – 11%. Overall revenues of $4.3 billion were 4% ahead of last year;

•

volume growth continued to be a major operational focus for each of our divisions, with hospital admissions rising 2%, nursing center admissions growing 4% and rehabilitation therapy minutes increasing 8% compared to fiscal 2008;

•

consolidated operating income rose 2% to $579 million in 2009 despite significant Medicare and Medicaid reimbursement reductions that negatively impacted our revenues by approximately $23 million during the year;

•	income from continuing operations totaled $63 million, up 4% over 2008;

•	diluted earnings per share rose 4% to $1.60 in 2009 compared to $1.54 last year;

•	operating cash flows rose 36% to $234 million, the highest level in three years;

•	routine capital expenditures declined 11% to $98 million in 2009, while development capital expenditures grew 24% to $48 million;

•	all routine and development capital expenditures in both 2009 and 2008 were financed through internal sources;

•	our accounts receivable days outstanding declined 2% in 2009, while our revolving credit borrowings, net of excess cash, declined nearly $80 million; and

•	the remaining unused capacity under our revolving credit facility totaled $353 million at the end of the year, providing significant financial flexibility to pursue other growth opportunities.

Our hospital division reported solid admissions growth in 2009 with particularly strong growth in non-government admissions. We continued to make progress in educating our referral sources on the value of our hospital services from both a clinical and financial perspective. In addition, we are expanding our service lines to further promote the value of our hospitals, diversify our patient population and take advantage of unused hospital capacity. For example, at December 31, 2009, we operated seven hospital-based sub-acute units comprising 409 licensed beds and have plans to add another five hospital-based sub-acute units in key markets over the next two years. Despite a mid-year Medicare rate cut, we managed to increase our hospital operating income by 5% to $364 million in 2009 primarily as a result of growth in non-government admissions and operational improvements in certain newer facilities.

In our health services division, we have made the necessary investments in leadership, clinical resources and information systems to bring a higher level of operational consistency and stability to this business. Despite strong admissions growth, our 2009 operating results reflected a more difficult government reimbursement environment with respect to both the Medicare and Medicaid programs. As a result, our health services division operating income declined 5% to $305 million in 2009. Nevertheless, we continued to enhance our asset base through the continued development of our transitional care centers and units in selected markets that contain the physical plant, clinical programs and professional staff necessary to attract higher acuity patients who require more extensive services including rehabilitation therapy.

Peoplefirst Rehabilitation reported an outstanding year in 2009, with improvements in several of the operational and financial measures we use to manage our business. Strong growth in average revenues per site of service, improved therapist productivity and a renewed commitment to differentiate our brand in the markets we serve resulted in 33% growth in Peoplefirst operating income to $51 million in 2009. In addition, growth in Peoplefirst operating income contributed significantly to the consolidated net income growth we reported for the year.

We also have made great progress over the past few years in the recruitment, retention and development of our people. Our investments in employee orientation, continuing clinical education, leadership development and employee recognition programs have helped to make Kindred an employer of choice in many of our local markets. Our employee turnover percentages, a leading indicator in our business, improved significantly in 2009 in each of our three operating divisions.

Our commitment to our employees is the key driver in our ongoing efforts to improve clinical quality and customer service in each market we serve. During 2009, we continued to measure our progress in such critical areas as ventilator pneumonia rates and blood stream infection rates as well as improvements in functional outcomes of rehabilitation therapy patients discharged from our care. We also monitor our nursing center standard survey results against our peer companies and competitors in our local markets to identify ways to improve our clinical operations and enhance our services.

We continued to pursue our organic development and external growth strategies in our key markets. In the near term, we are developing five new hospitals, five hospital-based sub-acute units and 20 to 30 additional transitional care centers and units in selected nursing centers that will provide additional growth in each of our operating divisions. For 2010, we expect that our routine and development capital expenditures will range from $185 million to $200 million, a significant portion of which will be financed through internal sources.

Our focus on the quality of care provided to our patients and residents, our commitment to taking care of our employees and our efforts to effectively use and preserve our capital resources have positioned us as a leading provider of post-acute services. We are in a position to effectively respond to a challenging economic, political and regulatory environment in order to deliver high quality care to our patients and residents, produce a valuable work experience for our employees and provide profitability to our shareholders.

Hospital division

Revenues increased 5% in 2009 to $1.9 billion and 6% in 2008 to $1.8 billion. During each of the past two years, revenue growth was primarily a result of increases in admissions, ongoing development of new hospitals and reimbursement rate increases associated with higher average patient acuity levels.

Aggregate admissions increased 2% in 2009 and 6% in 2008. On a same-facility basis, aggregate admissions rose 3% in 2009 and 4% in 2008, while non-government same-facility admissions increased 14% and 15%, respectively.

Hospital operating margins (operating income as a percentage of revenues) were essentially unchanged in 2009 as compared to 2008. The decline in 2008 was primarily due to growth in wage and benefit costs and growth in ancillary costs, which exceeded overall revenue growth. Hospital wage and benefit costs increased 4% to $876 million in 2009 and increased 9% to $842 million in 2008 compared to $772 million in 2007. Average hourly wage rates grew 2% in 2009 and 4% in 2008. Employee benefit costs increased 7% in 2009 and 9% in 2008, primarily as a result of increased employee health insurance costs.

Professional liability costs were $21 million in 2009, $11 million in 2008 and $12 million in 2007. The increase in professional liability costs in 2009 resulted primarily from greater levels of prior year favorable adjustments recorded in 2008 and 2007 resulting from changes in estimates.

Health services division

Revenues increased 3% in 2009 to $2.2 billion and 7% in 2008 to $2.1 billion. Revenue growth in each of the past two years was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher patient case mix due to increased acuity for the patients served. Revenues for 2008 included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute.

On a same-facility basis, nursing center admissions increased 3% in 2009 and 5% in 2008 compared to prior periods. On a same-facility basis, aggregate patient days declined 1% in 2009 and were relatively unchanged in 2008 compared to prior periods. Same-facility Medicare patient days declined 4% in 2009 and 1% in 2008. Same-facility non-government patient days increased 2% in 2009 and 6% in 2008.

Nursing center operating margins declined in 2009 as growth in labor, ancillary services costs and professional liability costs exceeded revenue growth. Nursing center operating margins in 2008 improved primarily due to same-facility growth in managed care volumes, the favorable impact of acquired nursing centers and reductions in professional liability costs. Nursing center wage and benefit costs increased 3% to $1.1 billion in 2009 and increased 5% to $1.1 billion in 2008 compared to $1.0 billion in 2007. Average hourly wage rates increased 2% in 2009 and 4% in 2008. Employee benefit costs increased 8% in 2009 and 5% in 2008, primarily as a result of increased employee health insurance costs.

Professional liability costs were $26 million in 2009, $21 million in 2008 and $22 million in 2007. The increase in professional liability costs in 2009 resulted primarily from greater levels of prior year favorable adjustments recorded in 2008 and 2007 resulting from changes in estimates.

Rehabilitation division

Revenues increased 11% to $475 million in 2009 and 21% to $427 million in 2008. The increase in revenues in both periods was primarily attributable to growth in the volume of services provided to existing customers and, in 2008, growth in the number of contracts. Revenues derived from non-affiliated customers aggregated $187 million in 2009, $158 million in 2008 and $112 million in 2007.

Operating margins in 2009 increased primarily due to improvements in therapist productivity levels and the volume of services provided to existing customers. Despite growth in volumes and revenues in 2008, operating margins declined in 2008 primarily due to wage pressures and start-up costs associated with external customer growth.

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

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $135 million in 2009, $133 million in 2008 and $168 million in 2007. As a percentage of consolidated revenues, corporate overhead totaled 3.2% in 2009, 3.2% in 2008 and 4.1% in 2007. Corporate overhead in 2007 included $22 million of costs associated with the Spin-off Transaction.

We recorded approximately $11 million, $17 million and $8 million in other income in 2009, 2008 and 2007, respectively, related to the information systems and transition services agreements with PharMerica.

Corporate expenses included the operating losses from our limited purpose insurance subsidiary of $6 million in 2009 and $7 million in each of 2008 and 2007.

Capital costs

Rent expense increased 3% to $348 million in 2009 and was relatively unchanged at $339 million in 2008. The increase in rent expense in 2009 resulted primarily from contractual inflation and contingent rent increases. Rent expense in 2008 was favorably impacted by the purchase of 13 previously leased facilities in 2008 and 2007 and the elimination of pharmacy division rents in connection with the Spin-off Transaction.

Depreciation and amortization expense increased to $126 million in 2009 from $120 million in 2008 and $118 million in 2007. The increase in both years was primarily a result of our ongoing capital expenditure program and hospital development projects.

Interest expense aggregated $8 million in 2009 compared to $15 million in 2008 and $17 million in 2007. The decrease in 2009 and 2008 was primarily attributable to lower interest rates and lower borrowing levels under our revolving credit facility compared to the previous year.

Investment income related primarily to our insurance subsidiary investments totaled $5 million in 2009 compared to $7 million in 2008 and $16 million in 2007. Investment income was negatively impacted in 2009 and 2008 by declining investment yields and by pretax other-than-temporary impairments of investments of approximately $0.4 million and $2 million, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 38.5% in 2009, 38.7% in 2008 and 45.9% in 2007. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $2 million in each of 2009, 2008 and 2007. The effective income tax rate in 2007 was negatively impacted by $5 million of non-deductible expenses associated with the Spin-off Transaction.

Consolidated results

Income from continuing operations before income taxes increased 3% to $102 million in 2009 from $99 million in 2008 and increased 24% in 2008 from $80 million in 2007. Income from continuing operations increased 4% to $63 million in 2009 from $60 million in 2008 and increased 40% in 2008 from $43 million in 2007.

Results of Operations – Discontinued Operations

Income from discontinued operations aggregated $1 million in 2009 compared to a loss from discontinued operations of $3 million in 2008 and $13 million in 2007. Discontinued operations included a favorable pretax adjustment of $11 million ($7 million net of income taxes) in 2009, a favorable pretax adjustment of $10 million ($6 million net of income taxes) in 2008 and a pretax charge of approximately $2 million ($1 million net of income taxes) in 2007 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $39 million ($24 million net of income taxes) during 2009 related to the planned divestiture of the Nursing Centers. We recorded a pretax loss on divestiture of operations of $44 million ($27 million net of income taxes) during 2008 related to the planned divestiture of two

LTAC hospitals. We recorded a pretax gain on divestiture of operations of $10 million ($6 million net of income taxes) during 2008 and a pretax loss on divestiture of operations of $113 million ($69 million net of income taxes) during 2007 related to the sale of the Ventas Facilities. During 2007, we also recorded a pretax loss on divestiture of operations related to the HCP Transaction of $13 million ($8 million net of income taxes).

See notes 3, 4 and 9 of the notes to consolidated financial statements.

Liquidity

Operating cash flows and capital expenditures

Cash flows provided by operations (including discontinued operations) aggregated $234 million for 2009, $172 million for 2008 and $160 million for 2007. During each year we maintained sufficient liquidity to fund our ongoing capital expenditure program and finance our ongoing development expenditures as well as our acquisition and strategic divestiture activities.

Our operating cash flows in 2009 and 2008 increased primarily as a result of improved accounts receivable collections and lower income tax payments. Federal income tax refunds totaled $7 million in 2009, while federal income tax payments totaled $6 million in 2008 and $17 million in 2007.

Cash and cash equivalents totaled $16 million at December 31, 2009 compared to $141 million at December 31, 2008. Our long-term debt, comprised principally of borrowings under our revolving credit facility, aggregated $148 million at December 31, 2009 compared to $350 million at December 31, 2008. Based upon our existing cash levels, expected operating cash flows and the availability of borrowings under our revolving credit facility ($353 million at December 31, 2009), we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Revolving credit facility and financing activities

Under the terms of our revolving credit facility, the aggregate amount of the credit may be increased from $500 million to $600 million at our option subject to lender approval and certain other conditions. If we elect to expand the available credit, the existing lenders are likely to demand new terms, including increases in the effective interest rate. The term of our revolving credit facility expires in July 2012. See “Item 1A – Risk Factors – Risk Factors Relating to Our Capital and Liquidity.”

Interest rates under our revolving credit facility are based, at our option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. Our revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of our revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2009.

Despite the recent instability within the financial markets both nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events, including the bankruptcy of a lending institution.

In April 2009, we provided Ventas with notices to renew the Master Lease Agreements for an additional five years for the 2010 Renewal Facilities. The initial lease term for the 2010 Renewal Facilities was scheduled to expire in April 2010. Our option to renew the leases on the 2010 Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the Master Lease Agreements in April 2010.

In May 2008, we received a cash distribution of $7 million related to the sale of land by a partnership. We have a noncontrolling ownership interest in the partnership that is accounted for under the equity method of accounting. No gain or loss was recognized on the land sale.

In April 2008, we repaid a capital lease obligation of approximately $16 million in connection with the exercise of a purchase option under a hospital lease agreement.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $34 million in 2009, $39 million in 2008 and $37 million in 2007 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Strategic divestitures

In June 2009, we purchased the Nursing Centers from Ventas for approximately $56 million. In addition, we paid Ventas a lease termination fee of approximately $2 million. The Nursing Centers were included in our Master Lease Agreements with Ventas and we do not have the ability to terminate a lease of an individual facility under the Master Lease Agreements. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $0.5 million, $3 million and $6 million for 2009, 2008 and 2007, respectively. We disposed of five of the Nursing Centers in 2009 for approximately $26 million. We recorded a pretax loss of approximately $39 million ($24 million net of income taxes) during 2009 related to these divestitures. We intend to dispose of the remaining Nursing Center as soon as practicable. The fair value of the remaining Nursing Center is classified as Level 3 in the fair value hierarchy.

In September 2008, we purchased for resale a LTAC hospital for $22 million that was previously leased and announced our intention to dispose of another LTAC hospital and its related operations. We expect to dispose of these two hospitals as soon as practicable.

Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to us. We used these proceeds to reduce outstanding borrowings under our revolving credit facility.

In June 2007, we paid approximately $176 million to purchase the Ventas Facilities with borrowings under our revolving credit facility. During 2008 and 2007, we sold the Ventas Facilities for approximately $95 million. See note 3 of the notes to consolidated financial statements.

In January 2007, we paid $37 million as part of the consideration to complete the HCP Transaction. We also divested the 11 nursing centers acquired in the HCP Transaction during 2007 and received proceeds of $78 million, which were used to repay borrowings under our revolving credit facility.

Equity transactions

In August 2007, our Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, we expended $50 million to purchase approximately 2.6 million shares of our common stock. We financed these repurchases from both internally generated funds and borrowings under our revolving credit facility. The authorization expired during 2008 and we did not purchase any common stock in 2009 or 2008.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2009 follows (in thousands):

		Payments due by period
	Revolving credit facility (a)	Other long-term debt	Non-cancelable operating leases			Total
Year			Ventas (b)	Other	Subtotal
2010	$3,607	$128	$243,984	$68,328	$312,312	$316,047
2011	3,607	128	250,325	64,977	315,302	319,037
2012	148,976	127	255,474	57,657	313,131	462,234
2013	–	127	178,915	57,226	236,141	236,268
2014	–	127	141,519	54,958	196,477	196,604
Thereafter	–	266	47,399	215,465	262,864	263,130

	$156,190	$903	$1,117,616	$518,611	$1,636,227	$1,793,320

(a)	Revolving credit facility interest is based upon the weighted average interest rate of 2.4% as of December 31, 2009.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As previously discussed, we adopted the provisions for accounting for the uncertainty of income taxes on January 1, 2007. As of December 31, 2009, we had approximately $8 million of total gross unrecognized tax benefits and $0.1 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

Capital Resources

Excluding acquisitions, routine capital expenditures totaled $98 million in 2009, $110 million in 2008 and $121 million in 2007. Hospital development capital expenditures totaled $42 million in 2009, $33 million in 2008 and $59 million in 2007. Nursing center development capital expenditures totaled $6 million in each of 2009, 2008 and 2007. Excluding acquisitions, we anticipate that routine capital expenditures in 2010 will approximate $115 million to $120 million, hospital development capital expenditures should approximate $45 million to $50 million and nursing center development capital expenditures on transitional care centers and units should approximate $25 million to $30 million. We believe that our capital expenditure program is adequate to improve and equip existing facilities. Capital expenditures in each of the last three years were financed primarily through internally generated funds. At December 31, 2009, the estimated cost to complete and equip construction in progress approximated $36 million.

In January 2010, we acquired the real estate of two previously leased hospitals and two previously leased nursing centers for approximately $31 million in cash and approximately $2 million in unamortized prepaid rent. Annual rents associated with these four facilities approximated $3 million. These transactions were financed through borrowings under our revolving credit facility.

In July 2009, we acquired a hospice business for $8 million. In March 2009, we also acquired the real estate of a previously leased hospital for approximately $16 million in cash and approximately $2 million in unamortized prepaid rent. Annual rents associated with this facility approximated $2 million.

During 2008, we acquired the real estate of four previously leased nursing centers for approximately $24 million. Annual rents associated with the four nursing centers approximated $3 million. These transactions were financed through borrowings under our revolving credit facility.

During 2007, we acquired the real estate of eight previously leased nursing centers and one previously leased hospital for approximately $113 million. Annual rents associated with these facilities approximated $10 million. In July 2007, we acquired a combined nursing center and assisted living facility for approximately $20 million. These transactions were financed through borrowings under our revolving credit facility.

In February 2007, we entered into new leases for eight nursing centers, the aggregate annual rents for which approximated $8 million.

At December 31, 2009, the remaining permitted acquisition amount under our revolving credit facility aggregated $216 million.

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

Congress and the White House Administration are currently considering healthcare reform bills, which would initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. The House of Representatives has passed a healthcare reform bill entitled “The Affordable Healthcare for America Act” and the Senate has passed a healthcare reform bill entitled “The Patient Protection and Affordable Care Act.” At this time, we cannot predict if or when one of these bills or similar legislation may be passed and submitted to the President.

The healthcare reforms contained in these bills would impact each of our businesses in some manner. Due to the unsettled nature of the current healthcare reform bills, the substantial regulatory changes that would need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare reforms will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

Several of the proposed reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The proposed reforms could include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs which could include reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms, if adopted, could have a material adverse effect on our business, financial position, results of operations and liquidity.

We believe that our operating margins may continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

See “Part I – Item 1 – Business – Governmental Regulation” for a detailed discussion of Medicare and Medicaid reimbursement regulations. Also see “Part I – Item 1A – Risk Factors.”

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

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/09
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$86	$91	$96	$102	$109	$249	$733	$724	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$147,000	$–	$–	$–	$147,000	$147,000

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under our revolving credit facility is payable, at our option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon our average daily excess availability as defined in our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-43 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears in our consolidated financial statements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2010) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	48	President and Chief Executive Officer
Frank J. Battafarano	59	Chief Operating Officer
Richard A. Lechleiter	51	Executive Vice President and Chief Financial Officer
Lane M. Bowen	59	Executive Vice President and President, Health Services Division
Benjamin A. Breier	38	Executive Vice President and President, Hospital Division
Richard E. Chapman	61	Executive Vice President and Chief Administrative and Information Officer
Christopher M. Bird	45	President, Peoplefirst Rehabilitation Division
William M. Altman	50	Senior Vice President, Strategy and Public Policy
Joseph L. Landenwich	45	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Gregory C. Miller	40	Senior Vice President, Corporate Development and Financial Planning
M. Suzanne Riedman	58	Senior Vice President and General Counsel

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

From 1996 to July 1998, Mr. Diaz served in various executive capacities with Mariner Health Group, Inc. (“Mariner Health”), a long-term healthcare provider, most recently as Executive Vice President and Chief Operating Officer. On July 31, 1998, Paragon Health Network, Inc., the predecessor to Mariner Post-Acute Networks, Inc. (“Mariner Post-Acute”) acquired Mariner Health. Mariner Post-Acute and substantially all of its subsidiaries, including Mariner Health, filed voluntary petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 18, 2000.

As a result of decreased Medicare and Medicaid reimbursement rates introduced by the Balanced Budget Act and other issues associated with our Company, we were unable to meet our then existing financial obligations, including rent payable to the Company’s largest landlord, Ventas, and debt service obligations under our then existing indebtedness. Accordingly, on September 13, 1999, we filed voluntary petitions for protection under the Bankruptcy Code. On March 1, 2001, the Bankruptcy Court approved our Fourth Amended Joint Plan of Reorganization. From the date of our bankruptcy filing until we emerged from bankruptcy on April 20, 2001, we operated our businesses as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. Messrs. Battafarano, Chapman and Lechleiter and Ms. Riedman were each executive officers of the Company at the time of our bankruptcy filing.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document
2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities, those entities listed on Schedule P thereto as selling entities and Jeffrey A. Goldshine, Douglas B. Noble, and Mary Catherine Rumsey, and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc., dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

Exhibit number	Description of document
10.1	Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, and General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s
Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.6	Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7**	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.8	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended.
Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.10**	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.12**	Amendment No. 4 to Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.13**	Amendment No. 5 to Supplemental Executive Retirement Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14**	Amendment No. 6 to Supplemental Executive Retirement Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.15**	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File
No. 001-14057) is hereby incorporated by reference.

10.17**	Agreement dated as of March 20, 2009 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.19**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman.

10.22**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.7 to the Company’s Current Report on
Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Frank J. Battafarano. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman.

10.26**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.5 to the Company’s Current Report on
Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.27**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.29**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman.

10.30**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich.

10.34**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier.

10.36**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller.

10.38**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird. Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird.

10.40	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.41	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.42	Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of
October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant.

10.44	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.51	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.53 to the Company’s
Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.52	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.54 to the Company’s
Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 28, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership, Kindred Hospitals Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Sixth Amendment to Master Lease by and among HCP, Inc. f/k/a Health Care Property Investors, Inc., Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated December 8, 2008. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File
No. 001-14057) is hereby incorporated by reference.

10.58	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File
No. 001-14057) is hereby incorporated by reference.

10.59	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.60**	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.61**	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.62**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.66**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.67**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71**	Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72**	Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.73	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.74	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-43 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Ackerman Joel Ackerman	Director	February 26, 2010

/s/ Ann C. Berzin Ann C. Berzin	Director	February 26, 2010

/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 26, 2010

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 26, 2010

/s/ Isaac Kaufman Isaac Kaufman	Director	February 26, 2010

/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 26, 2010

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 26, 2010

/s/ Phyllis R. Yale Phyllis R. Yale	Director	February 26, 2010

/s/ Edward L. Kuntz Edward L. Kuntz	Chairman of the Board	February 26, 2010

/s/ Paul J. Diaz Paul J. Diaz	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2010

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 26, 2010

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues	$4,270,007	$4,093,864	$4,128,649

Salaries, wages and benefits	2,483,086	2,374,163	2,325,417
Supplies	333,056	317,149	542,986
Rent	348,248	338,673	337,769
Other operating expenses	886,205	854,383	730,965
Other income	(11,512)	(17,407)	(7,701)
Depreciation and amortization	125,730	120,022	118,574
Interest expense	7,880	15,373	17,044
Investment income	(4,413)	(7,096)	(16,105)

	4,168,280	3,995,260	4,048,949

Income from continuing operations before income taxes	101,727	98,604	79,700
Provision for income taxes	39,115	38,144	36,567

Income from continuing operations	62,612	60,460	43,133
Discontinued operations, net of income taxes:
Income (loss) from operations	931	(3,399)	(12,982)
Loss on divestiture of operations	(23,432)	(20,776)	(77,021)

Net income (loss)	$40,111	$36,285	$(46,870)

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.61	$1.56	$1.09
Discontinued operations:
Income (loss) from operations	0.02	(0.09)	(0.33)
Loss on divestiture of operations	(0.60)	(0.53)	(1.94)

Net income (loss)	$1.03	$0.94	$(1.18)

Diluted:
Income from continuing operations	$1.60	$1.54	$1.06
Discontinued operations:
Income (loss) from operations	0.02	(0.09)	(0.32)
Loss on divestiture of operations	(0.60)	(0.53)	(1.90)

Net income (loss)	$1.02	$0.92	$(1.16)

Shares used in computing earnings (loss) per common share:
Basic	38,339	37,830	38,791
Diluted	38,502	38,397	39,558

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,303	$140,795
Cash–restricted	5,820	5,104
Insurance subsidiary investments	106,834	123,535
Accounts receivable less allowance for loss of $20,156 – 2009 and $27,548 – 2008	610,959	611,032
Inventories	22,303	22,325
Deferred tax assets	42,791	58,296
Income taxes	17,447	47,257
Other	21,194	20,843

	843,651	1,029,187
Property and equipment, at cost:
Land	47,912	46,388
Buildings	787,803	702,178
Equipment	613,344	572,682
Construction in progress	66,641	71,388

	1,515,700	1,392,636
Accumulated depreciation	(765,602)	(656,676)

	750,098	735,960

Goodwill	81,223	72,244
Intangible assets less accumulated amortization of $2,647 – 2009 and $1,817 – 2008	64,491	64,367
Assets held for sale	8,806	7,786
Insurance subsidiary investments	100,223	122,058
Deferred tax assets	110,930	100,751
Other	62,802	49,408

	$2,022,224	$2,181,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,066	$178,246
Salaries, wages and other compensation	287,772	281,542
Due to third party payors	28,261	33,122
Professional liability risks	47,076	55,447
Other accrued liabilities	78,358	76,832
Long-term debt due within one year	86	81

	602,619	625,270

Long-term debt	147,647	349,433
Professional liability risks	195,126	187,804
Deferred credits and other liabilities	110,238	104,279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,104 shares – 2009 and 38,909 shares – 2008	9,776	9,727
Capital in excess of par value	820,407	812,141
Accumulated other comprehensive loss	(423)	(3,619)
Retained earnings	136,834	96,726

	966,594	914,975

	$2,022,224	$2,181,761

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2006	39,978	$9,994	$793,054	$1,246	$191,284	$995,578
Comprehensive loss:
Net loss					(46,870)	(46,870)
Net unrealized investment gains, net of income taxes				349		349
Other				(345)		(345)

Comprehensive loss						(46,866)
Grant of non-vested restricted stock	437	109	(109)			–
Issuance of common stock in connection with employee benefit plans	597	150	10,457		(142)	10,465
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(114)	(28)	(2,564)		(293)	(2,885)
Spin-off Transaction (as defined)					(80,220)	(80,220)
Repurchase of common stock, at cost	(2,559)	(640)	(46,520)		(2,837)	(49,997)
Stock-based compensation amortization			31,222			31,222
Pre-emergence income tax liability adjustment			2,950			2,950
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,877			1,877

Balances, December 31, 2007	38,339	9,585	790,367	1,250	60,922	862,124
Comprehensive income:
Net income					36,285	36,285
Net unrealized investment losses, net of income taxes				(3,044)		(3,044)
Other				(1,825)		(1,825)

Comprehensive income						31,416
Grant of non-vested restricted stock	166	41	(41)			–
Issuance of common stock in connection with employee benefit plans	504	126	9,016		(277)	8,865
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(100)	(25)	(2,326)		(53)	(2,404)
Stock-based compensation amortization			12,637			12,637
Pre-emergence income tax liability adjustment			1,385			1,385
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,103			1,103
Other					(151)	(151)

Balances, December 31, 2008	38,909	9,727	812,141	(3,619)	96,726	914,975
Comprehensive income:
Net income					40,111	40,111
Net unrealized investment gains, net of income taxes				1,230		1,230
Other				1,966		1,966

Comprehensive income						43,307
Grant of non-vested restricted stock	196	49	(49)			–
Issuance of common stock in connection with employee benefit plans	104	26	931			957
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(105)	(26)	(1,512)		(3)	(1,541)
Stock-based compensation amortization			9,905			9,905
Income tax provision in connection with the issuance of common stock under employee benefit plans			(1,009)			(1,009)

Balances, December 31, 2009	39,104	$9,776	$820,407	$(423)	$136,834	$966,594

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$40,111	$36,285	$(46,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,404	122,265	124,280
Amortization of stock-based compensation costs	9,905	12,637	31,222
Provision for doubtful accounts	29,320	32,336	30,093
Deferred income taxes	10,876	20,793	(9,148)
Loss on divestiture of discontinued operations	23,432	20,776	77,021
Other	(1,186)	1,029	(4,022)
Change in operating assets and liabilities:
Accounts receivable	(29,247)	(46,610)	(97,292)
Inventories and other assets	(17,386)	(11,489)	18,123
Accounts payable	(4,088)	(13,953)	6,631
Income taxes	35,009	9,052	11,477
Due to third party payors	(6,369)	(8,309)	14,196
Other accrued liabilities	16,939	(2,527)	3,934

Net cash provided by operating activities	233,720	172,285	159,645

Cash flows from investing activities:
Routine capital expenditures	(97,550)	(109,926)	(121,362)
Development capital expenditures	(48,058)	(38,751)	(65,126)
Acquisitions	(83,432)	(48,824)	(351,097)
Sale of assets	25,967	27,984	148,490
Purchase of insurance subsidiary investments	(103,477)	(121,693)	(142,897)
Sale of insurance subsidiary investments	122,410	119,810	151,725
Net change in insurance subsidiary cash and cash equivalents	22,005	31,064	(6,246)
Net change in other investments	2,002	7,002	1,514
Other	3,538	2,568	4,982

Net cash used in investing activities	(156,595)	(130,766)	(380,017)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	1,214,400	1,498,000	1,746,600
Repayment of borrowings under revolving credit	(1,416,100)	(1,424,300)	(1,600,800)
Repayment of capital lease obligation	–	(16,268)	–
Payment of deferred financing costs	(855)	(508)	(3,059)
Proceeds from borrowing related to Spin-off Transaction	–	–	125,000
Issuance of common stock	957	8,865	10,465
Repurchase of common stock	–	–	(49,997)
Other	(19)	610	4,183

Net cash provided by (used in) financing activities	(201,617)	66,399	232,392

Change in cash and cash equivalents	(124,492)	107,918	12,020
Cash and cash equivalents at beginning of period	140,795	32,877	20,857

Cash and cash equivalents at end of period	$16,303	$140,795	$32,877

Supplemental information:
Interest payments	$6,122	$14,661	$15,961
Income tax payments (refunds)	(4,480)	7,590	23,402
Rental payments to Ventas, Inc.	243,011	239,367	237,860

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States (collectively, “Kindred” or the “Company”).

Basis of presentation

The consolidated financial statements include all subsidiaries. All intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business. See Note 2.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 3 and 4.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Recently issued accounting requirements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in Note 17). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 17) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In June 2009, the FASB issued revised authoritative guidance related to the consolidation criteria for variable interest entities (“VIE”). The guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures regarding an enterprise’s involvement

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Recently issued accounting requirements (Continued)

with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance will be effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently evaluating the effect of this authoritative guidance on its consolidated financial statements.

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

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new provisions provide guidance related to the disclosure date through which an entity has evaluated subsequent events and whether such date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB issued an amendment, effective February 24, 2010, to remove the requirement for a filer to disclose a date in its financial statements. The adoption of the guidance did not have an impact on the Company’s business, financial position, results of operations or liquidity.

In April 2009, the FASB issued additional authoritative guidance related to fair value measurements and the recognition of other-than-temporary impairments of financial instruments. The new provisions provide guidance to determine whether the market for a security is inactive and whether transactions in inactive markets are distressed and clarify the recognition and measurement of other-than-temporary impairments of debt and equity securities. Authoritative guidance also was issued for interim disclosures regarding fair value of financial instruments, which requires an entity to provide disclosures about the fair value of financial instruments in both interim and annual financial statements. The guidance is effective for all interim and annual reporting periods beginning after June 15, 2009. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

On January 1, 2009, the Company adopted the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method. The adoption of the guidance has been applied retrospectively in the accompanying consolidated financial statements and did not have a material impact on the Company’s earnings per common share calculations.

In December 2007, the FASB revised the authoritative guidance for business combinations, which significantly changes the accounting for business combinations, including, among other changes, new accounting concepts in determining the fair value of assets and liabilities acquired, recording the fair value of contingent considerations and contingencies at the acquisition date and expensing acquisition and restructuring costs. The guidance is applied prospectively and is effective for business combinations which occur during fiscal years

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Recently issued accounting requirements (Continued)

beginning after December 15, 2008. The Company’s adoption of the guidance on January 1, 2009 did not have a material impact on the Company’s business, financial position, results of operations or liquidity at December 31, 2009 or for the year ended December 31, 2009. However, any future business combinations may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under the previous guidance and may result in generally lower earnings due to the expensing of acquisition and restructuring costs.

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

The Company has revised the classification of $73.4 million of investments held at December 31, 2008 from current insurance subsidiary investments to non-current insurance subsidiary investments to conform with the current year presentation. While these investments were to mature within one year, this change was made because these investments are restricted for purposes of paying the long-term obligations of the Company’s limited purpose insurance subsidiary and are not available for general working capital requirements. The reclassification had no impact on total assets, total liabilities, stockholders’ equity, net income or cash flows for the year ended December 31, 2008.

The Company reclassified $10.8 million and $3.7 million of book overdrafts for the years ended December 31, 2008 and 2007, respectively, from net cash used in financing activities to net cash used in operating activities in the accompanying consolidated statement of cash flows to conform with the current year presentation. The reclassifications had no impact on the Company’s financial position or results of operations.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Revenues (Continued)

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Medicare	$1,811,181	$1,741,256	$1,851,183
Medicaid	1,086,447	1,075,464	1,067,741
Medicare Advantage	321,437	263,699	72,548
Other	1,339,207	1,277,520	1,452,777

	4,558,272	4,357,939	4,444,249
Eliminations:
Rehabilitation	(288,265)	(264,075)	(232,802)
Pharmacy	–	–	(82,798)

	(288,265)	(264,075)	(315,600)

	$4,270,007	$4,093,864	$4,128,649

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less when purchased.

Insurance subsidiary investments

The Company maintains investments for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value. The fair value of publicly traded debt and equity securities and money market funds are based upon quoted market prices or observable inputs such as interest rates using either a market or income valuation approach. Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

The Company follows the authoritative guidance related to the meaning of other-than-temporary impairment and its application to certain investments to assess whether the Company’s investments with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are determined using the specific identification method and are reported in the Company’s statement of operations. See Note 10.

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

The provision for doubtful accounts totaled $28.7 million for 2009, $30.8 million for 2008 and $25.1 million for 2007. During 2007, the Company recorded a $5.9 million charge for doubtful accounts related to accounts receivable acquired in a hospital acquisition in a prior year.

Due to third party payors

The Company’s hospitals and nursing centers are required to submit cost reports at least annually to various state and federal agencies administering the respective reimbursement programs. In many instances, interim cash payments to the Company are only an estimate of the amount due for services provided. Any overpayment to the Company arising from the completion of a cost report is recorded as a liability.

Inventories

Inventories consist primarily of pharmaceutical and medical supplies and are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $124.8 million for 2009, $119.1 million for 2008 and $114.1 million for 2007. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $2.9 million and $2.6 million, respectively. Repairs and maintenance are expensed as incurred.

The Company separates capital expenditures into two categories, routine and development, in the accompanying consolidated statement of cash flows. Purchases of routine property and equipment include expenditures at existing facilities that generally do not result in the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services at existing facilities.

Long-lived assets

The Company regularly reviews the carrying value of certain long-lived assets and identifiable finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period is necessary. If circumstances suggest the recorded amounts cannot be recovered based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.

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

Goodwill and other intangible assets

Intangible assets are comprised primarily of goodwill, certificates of need, Medicare certifications and non-compete agreements primarily originating from business combinations accounted for as purchase transactions.

A summary of goodwill by reporting unit follows (in thousands):

	Hospital division	Health services division	Rehabilitation division	Hospice	Total
Balances, December 31, 2007	$67,598	$639	$863	$–	$69,100
Acquisitions	–	–	–	1,165	1,165
Other	979	–	1,000	–	1,979

Balances, December 31, 2008	68,577	639	1,863	1,165	72,244
Acquisitions	–	–	–	6,917	6,917
Other	–	250	1,500	312	2,062

Balances, December 31, 2009	$68,577	$889	$3,363	$8,394	$81,223

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired.

The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, health services, rehabilitation services and hospice.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

Since quoted market prices for the Company’s reporting units are not available, the Company applied judgment in determining the fair value of these reporting units for purposes of performing the goodwill impairment test. The Company relied on widely accepted valuation techniques, including equally weighted discounted cash flow and market multiple analyses approaches, which capture both the future income potential of the reporting unit and the market behaviors and actions of market participants in the industry that includes the reporting unit. These types of analyses require the Company to make assumptions and estimates regarding future cash flows, industry-specific economic factors and the profitability of future business strategies. The discounted cash flow approach uses a projection of estimated operating results and cash flows that are discounted using a weighted average cost of capital. Under the discounted cash flow approach, the projection uses management’s best estimates of economic and market conditions over the projected period for each reporting unit including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. The market multiple analysis estimates fair value by applying cash flow multiples to the reporting unit’s operating results. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics to the reporting units.

The Company’s analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. The Company’s conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in the Company’s industry, the Company’s fourth quarter operating results that exceeded investment analyst expectations and consideration of the Company’s updated business expectations at December 31, 2009 and 2008.

The fair values of the Company’s indefinite lived intangible assets, primarily hospital certificates of need, are estimated using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of the Company’s certificates of need at December 31, 2009 was $61.9 million. The fair values of the Company’s indefinite lived intangible assets are derived from projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2009, the fair value of the Company’s hospital certificates of need intangible assets exceeded its carrying value.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

The Company’s other intangible assets include both finite and indefinite lived intangible assets. The Company’s other intangible assets with finite lives are amortized under the authoritative provisions for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to ten years. A summary of intangible assets at December 31 follows (in thousands):

	2009				2008
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Employment contracts	$186	$(182)	$4	1 year	$141	$(58)	$83	1 year
Non-current:
Certificates of need (indefinite life)	61,856	–	61,856		61,856	–	61,856
Medicare certifications (indefinite life)	919	–	919		450	–	450
Customer relationship assets	1,044	(558)	486	4 years	1,044	(310)	734	4 years
Non-compete agreements	2,994	(2,076)	918	5 years	2,834	(1,507)	1,327	5 years
Trade name	325	(13)	312	10 years	–	–	–

	67,138	(2,647)	64,491		66,184	(1,817)	64,367

	$67,324	$(2,829)	$64,495		$66,325	$(1,875)	$64,450

During 2008, a certificate of need intangible asset totaling $15.2 million was determined to be fully impaired when the Company closed a long-term acute care (“LTAC”) hospital. See Note 3.

Amortization expense computed by the straight-line method totaled $0.9 million for both 2009 and 2008, and $4.5 million for 2007. Amortization expense for intangible assets transferred to PharMerica (as defined in Note 2) in connection with the Spin-off Transaction (as defined in Note 2) totaled $2.4 million for 2007.

Estimated annual amortization expense for intangible assets at December 31, 2009 will approximate $0.9 million, $0.4 million, $0.2 million, $0.1 million and $0.1 million for the years 2010, 2011, 2012, 2013 and 2014, respectively.

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns. Provisions for loss related to workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 4 and 9.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Earnings (loss) per common share

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options and performance-based restricted shares. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings (loss) per common share. See Note 6.

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 14.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – SPIN-OFF TRANSACTION

On July 31, 2007, the Company completed the spin-off of its former institutional pharmacy business, Kindred Pharmacy Services, Inc. (“KPS”), and the immediate subsequent combination of KPS with the former institutional pharmacy business of AmerisourceBergen Corporation (“AmerisourceBergen”) to form a new, independent, publicly traded company named PharMerica Corporation (“PharMerica”) (the “Spin-off Transaction”). Immediately prior to the Spin-off Transaction, KPS incurred $125 million of bank debt, the proceeds of which were distributed to the Company. Immediately after the Spin-off Transaction, the stockholders of the Company and of AmerisourceBergen each held approximately 50% of the outstanding common stock of PharMerica.

For accounting purposes, the assets and liabilities of KPS were eliminated from the balance sheet of the Company effective at the close of business on July 31, 2007, and beginning August 1, 2007, the future operating results of KPS were no longer included in the operating results of the Company. In accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets, the historical operating results of KPS are not reported as a discontinued operation of the Company because of the significance of the expected continuing cash flows between PharMerica and the Company under pharmacy services contracts for services to be provided by PharMerica to the Company’s hospitals and nursing centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in the historical continuing operations of the Company. See Note 7.

In addition to the pharmacy services contracts noted above, the Company also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters. The Company recorded $11.5 million, $17.4 million and $7.7 million in other income in 2009, 2008 and 2007, respectively, related to the information systems and transition services agreements.

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

2009 divestitures

In June 2009, the Company purchased for resale six under-performing nursing centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid Ventas a lease termination fee of $2.3 million. The Nursing Centers were included in the Company’s Master Lease Agreements (as defined in Note 11) with Ventas and the Company does not have the ability to terminate a lease of an individual facility under the Master Lease Agreements. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of $0.5 million, $2.5 million and $5.5 million for 2009, 2008 and 2007, respectively. The Company recorded a pretax loss of $39.5 million ($24.3 million net of income taxes) for the year ended December 31, 2009 related to these divestitures. The Company disposed of five of the Nursing Centers in 2009 for $26.2 million and intends to dispose of the remaining Nursing Center as soon as practicable.

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

These two hospitals generated pretax losses of $3.3 million in 2009 and $8.0 million in each of 2008 and 2007.

The Company also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

2007 divestitures

In June 2007, the Company purchased for resale 21 nursing centers and one LTAC hospital (collectively, the “Ventas Facilities”) previously leased from Ventas for $171.5 million. In addition, the Company paid Ventas a lease termination fee of $3.5 million.

The Ventas Facilities, which contained 2,634 licensed nursing center beds and 220 licensed hospital beds, generated pretax income of approximately $3 million in 2008 and a pretax loss of approximately $4 million in 2007. During 2008 and 2007, the Company sold the Ventas Facilities for approximately $95 million. The Company recorded a pretax gain of $10.5 million ($6.5 million net of income taxes) during 2008 and a pretax loss of $112.7 million ($69.3 million net of income taxes) during 2007 related to the sale of the Ventas Facilities.

In January 2007, the Company acquired from HCP, Inc., formerly known as Health Care Property Investors, Inc. (“HCP”), the real estate related to 11 unprofitable leased nursing centers operated by the Company for resale in exchange for the real estate related to three hospitals previously owned by the Company (the “HCP Transaction”). As part of the HCP Transaction, the Company continues to operate these hospitals under a long-term lease arrangement with HCP. In addition, the Company paid HCP a one-time cash payment of approximately $36 million. The Company also amended its existing master lease with HCP to (1) terminate the current annual rent of $9.9 million on the 11 nursing centers, (2) add the three hospitals to the master lease with a current annual rent of $6.3 million and (3) extend the initial expiration date of the master lease until January 31, 2017 except for one hospital which has an expiration date of January 31, 2022. The 11 unprofitable nursing centers, which contained 1,754 licensed beds, were sold in 2007 and generated a pretax loss of approximately $4 million for 2007. In addition, the Company terminated a nursing center lease with another landlord during 2007. The Company recorded a pretax loss related to these divestitures of $13.4 million ($8.3 million net of income taxes) in 2007.

Assets not sold at December 31, 2009 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Note 4.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of unprofitable businesses discussed in Notes 1 and 3 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2009, the Company held for sale two hospitals and one nursing center.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included favorable pretax adjustments of $11.1 million ($6.8 million net of income taxes) in 2009 and $9.7 million ($6.0 million net of income taxes) in 2008, and a pretax charge of $1.5 million ($0.9 million net of income taxes) in 2007 resulting from changes in estimates for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues	$56,249	$104,698	$259,227

Salaries, wages and benefits	33,945	63,567	151,389
Supplies	3,426	7,802	17,976
Rent	3,572	9,161	16,039
Other operating expenses	13,122	27,462	89,274
Depreciation	674	2,243	5,706
Interest expense	9	2	6
Investment income	(12)	(13)	(55)

	54,736	110,224	280,335

Income (loss) from operations before income taxes	1,513	(5,526)	(21,108)
Provision (benefit) for income tax	582	(2,127)	(8,126)

Income (loss) from operations	931	(3,399)	(12,982)
Loss on divestiture of operations, net of income taxes	(23,432)	(20,776)	(77,021)

	$(22,501)	$(24,175)	$(90,003)

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues:
Hospital division	$4,850	$33,687	$59,726
Health services division	51,399	71,011	199,501

	$56,249	$104,698	$259,227

Operating income (loss):
Hospital division	$(2,759)	$(5,470)	$(334)
Health services division	8,515	11,337	922

	$5,756	$5,867	$588

Rent:
Hospital division	$208	$2,858	$4,388
Health services division	3,364	6,303	11,651

	$3,572	$9,161	$16,039

Depreciation:
Hospital division	$–	$852	$1,544
Health services division	674	1,391	4,162

	$674	$2,243	$5,706

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2009	2008
Long-term assets:
Property and equipment, net	$8,723	$7,730
Other	83	56

	8,806	7,786
Current liabilities (included in other accrued liabilities)	(422)	(111)

	$8,384	$7,675

NOTE 5 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. Substantially all of these acquisitions were financed through borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – ACQUISITIONS (Continued)

2009 acquisitions

During 2009, the Company acquired a hospice business for $8.0 million, which included $6.9 million of goodwill, $0.9 million of intangible assets and $0.2 million of equipment. The Company also acquired the real estate of a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. Annual rents associated with this facility approximated $2 million.

2008 acquisitions

During 2008, the Company acquired the real estate of four previously leased nursing centers for $23.9 million. Annual rents associated with these facilities approximated $2.6 million.

2007 acquisitions

During 2007, the Company acquired the real estate of eight previously leased nursing centers and one previously leased hospital for $112.5 million. Annual rents associated with these facilities approximated $9.6 million. The Company also acquired a combined nursing center and assisted living facility for $20.3 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $1.1 million.

In addition, the Company entered into new leases for eight nursing centers, the aggregate annual rents for which approximated $8.1 million.

Unaudited pro formas related to acquired new businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

NOTE 6 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings (loss) per common share includes the dilutive effect of stock options and performance-based restricted shares. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings (loss) per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of the earnings (loss) per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Income from continuing operations:
As reported in Statement of Operations	$62,612	$62,612	$60,460	$60,460	$43,133	$43,133
Allocation to participating unvested restricted stockholders	(1,094)	(1,090)	(1,374)	(1,355)	(1,029)	(1,010)

Available to common stockholders	$61,518	$61,522	$59,086	$59,105	$42,104	$42,123

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$931	$931	$(3,399)	$(3,399)	$(12,982)	$(12,982)
Allocation to participating unvested restricted stockholders	(16)	(16)	77	76	310	304

Available to common stockholders	$915	$915	$(3,322)	$(3,323)	$(12,672)	$(12,678)

Loss on divestiture of operations:
As reported in Statement of Operations	$(23,432)	$(23,432)	$(20,776)	$(20,776)	$(77,021)	$(77,021)
Allocation to participating unvested restricted stockholders	409	408	472	466	1,837	1,803

Available to common stockholders	$(23,023)	$(23,024)	$(20,304)	$(20,310)	$(75,184)	$(75,218)

Net income (loss):
As reported in Statement of Operations	$40,111	$40,111	$36,285	$36,285	$(46,870)	$(46,870)
Allocation to participating unvested restricted stockholders	(701)	(698)	(825)	(813)	1,118	1,097

Available to common stockholders	$39,410	$39,413	$35,460	$35,472	$(45,752)	$(45,773)

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,339	38,339	37,830	37,830	38,791	38,791

Dilutive effect of employee stock options		128		567		767
Dilutive effect of performance-based restricted shares		35		–		–

Adjusted weighted average shares outstanding – diluted computation		38,502		38,397		39,558

Earnings (loss) per common share:
Income from continuing operations	$1.61	$1.60	$1.56	$1.54	$1.09	$1.06
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.09)	(0.09)	(0.33)	(0.32)
Loss on divestiture of operations	(0.60)	(0.60)	(0.53)	(0.53)	(1.94)	(1.90)

Net income (loss)	$1.03	$1.02	$0.94	$0.92	$(1.18)	$(1.16)

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		2,986		1,310		149

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA

At December 31, 2009, the Company operated three business segments: the hospital division, the health services division and the rehabilitation division. The hospital division operates LTAC hospitals. The health services division operates nursing and rehabilitation centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead. The accounting policies of each of the segments are the same and are described in Note 1.

Beginning January 1, 2008, certain incentive compensation costs were charged to the operating divisions that had previously been classified as corporate overhead. These charges approximated $5.5 million for the hospital division, $5.4 million for the health services division and $1.0 million for the rehabilitation division for the year ended December 31, 2009 and $5.1 million for the hospital division, $4.3 million for the health services division and $1.2 million for the rehabilitation division for the year ended December 31, 2008. Segment operating results for prior periods were not restated to reflect this reclassification.

The Spin-off Transaction was completed on July 31, 2007. As a result, the Company’s consolidated operating results for 2007 included the results of the Company’s former pharmacy division for seven months. For accounting purposes, the Company’s former pharmacy division was not treated as a discontinued operation in the Company’s historical consolidated financial statements. See Note 2.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The Company includes operating data for its hospice business in the rehabilitation division.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2009	2008	2007
Revenues:
Hospital division	$1,932,892	$1,837,322	$1,727,419
Health services division	2,150,342	2,093,297	1,958,322
Rehabilitation division	475,038	427,320	352,397
Pharmacy division	–	–	406,111

	4,558,272	4,357,939	4,444,249
Eliminations:
Rehabilitation	(288,265)	(264,075)	(232,802)
Pharmacy	–	–	(82,798)

	(288,265)	(264,075)	(315,600)

	$4,270,007	$4,093,864	$4,128,649

Income from continuing operations:
Operating income (loss):
Hospital division	$363,811	$345,367	$365,068
Health services division	305,590	321,814	294,625
Rehabilitation division	50,592	38,071	34,526
Pharmacy division	–	–	17,557
Corporate:
Overhead	(134,636)	(133,019)	(167,717)
Insurance subsidiary	(6,185)	(6,657)	(7,077)

	(140,821)	(139,676)	(174,794)

Operating income	579,172	565,576	536,982
Rent	(348,248)	(338,673)	(337,769)
Depreciation and amortization	(125,730)	(120,022)	(118,574)
Interest, net	(3,467)	(8,277)	(939)

Income before income taxes	101,727	98,604	79,700
Provision for income taxes	39,115	38,144	36,567

	$62,612	$60,460	$43,133

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2009	2008	2007
Rent:
Hospital division	$147,494	$146,316	$139,875
Health services division	194,835	186,612	188,599
Rehabilitation division	5,778	5,555	4,641
Pharmacy division	–	–	4,325
Corporate	141	190	329

	$348,248	$338,673	$337,769

Depreciation and amortization:
Hospital division	$51,932	$48,150	$40,958
Health services division	48,631	48,645	48,815
Rehabilitation division	2,291	1,965	1,176
Pharmacy division	–	–	6,510
Corporate	22,876	21,262	21,115

	$125,730	$120,022	$118,574

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$26,716	$35,932	$35,646
Development	42,371	33,285	59,438

	69,087	69,217	95,084
Health services division:
Routine	39,663	44,627	41,252
Development	5,687	5,466	5,688

	45,350	50,093	46,940

Rehabilitation division	1,043	1,162	2,037
Pharmacy division	–	–	4,115
Corporate:
Information systems	28,441	26,363	24,431
Other	1,687	1,842	13,881

	$145,608	$148,677	$186,488

Assets at end of period:
Hospital division	$867,332	$847,394
Health services division	566,592	574,710
Rehabilitation division	53,856	45,733
Corporate	534,444	713,924

	$2,022,224	$2,181,761

Goodwill:
Hospital division	$68,577	$68,577
Health services division	889	639
Rehabilitation division	11,757	3,028

	$81,223	$72,244

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES

The provision for income taxes is based upon the Company’s annual reported income or loss for each respective accounting period. The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. The Company also recognizes as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$23,246	$21,218	$37,870
State	4,227	3,769	6,158

	27,473	24,987	44,028
Deferred	11,642	13,157	(7,461)

	$39,115	$38,144	$36,567

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Income tax expense at federal rate	$35,605	$34,511	$27,894
State income tax expense, net of federal income tax expense	3,560	3,451	2,790
Spin-off Transaction costs	(5)	(17)	4,829
Prior year contingencies	(1,769)	(2,104)	(2,296)
Other items, net	1,724	2,303	3,350

	$39,115	$38,144	$36,567

A summary of net deferred income tax assets by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2009	2008
Property and equipment	$19,227	$18,749
Insurance	53,885	48,034
Accounts receivable allowances	12,179	21,204
Compensation	39,685	40,072
Net operating losses	37,924	34,012
Assets held for sale	15,336	10,250
Other	10,555	22,278

	188,791	194,599
Valuation allowance	(35,070)	(35,552)

	$153,721	$159,047

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

Deferred income taxes totaling $42.8 million and $58.3 million at December 31, 2009 and 2008, respectively, were classified as current assets, and deferred income taxes totaling $110.9 million and $100.7 million at December 31, 2009 and 2008, respectively, were classified as noncurrent assets.

After the Company’s emergence from bankruptcy in 2001, the realization of pre-reorganization deferred tax assets (amounts which had been considered “more likely than not” to be realized by the Company) and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $1.4 million in 2008 and $3.0 million in 2007 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability. Following the adoption of the revised provisions for accounting for business combinations on January 1, 2009, future adjustments to pre-emergence unrecognized income tax benefits will be recorded to earnings.

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

The Company identified deferred income tax assets for state income tax NOLs of $37.9 million and $34.0 million at December 31, 2009 and 2008, respectively, and a corresponding deferred income tax valuation allowance of $34.0 million at December 31, 2009 and 2008 for that portion of the net deferred income tax assets that were not realizable.

In July 2006, authoritative guidance was issued for accounting for uncertainty in income taxes which clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.

The Company adopted the provisions of the guidance on January 1, 2007. A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, January 1, 2007	$7,419
Additions related to prior period tax filings	4,715
Reductions due to lapses of applicable statute of limitations	(2,921)

Balance, December 31, 2007	9,213
Additions based upon tax positions related to the current year	2,796
Reductions due to lapses of applicable statute of limitations	(2,456)

Balance, December 31, 2008	9,553
Additions based upon tax positions related to the current year	232
Reductions due to lapses of applicable statute of limitations	(2,042)

Balance, December 31, 2009	$7,743

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.1 million as of December 31, 2009 and $0.8 million as of December 31, 2008.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INCOME TAXES (Continued)

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the Company’s provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact the Company’s results of operations approximates $6.1 million.

The federal statute of limitations remains open for tax years 2006 through 2008. The Company is currently under IRS examination for fiscal years 2008 and 2007.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

During 2010, the statute of limitations associated with certain state income tax filing positions will expire and may decrease the amount of unrecognized income tax benefits. A reduction in the Company’s income tax liability of approximately $2 million to $3 million for unrecognized income tax benefits is reasonably possible and may favorably impact the Company’s financial position and results of operations.

NOTE 9 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

The allowance for professional liability risks includes an estimate of the expected cost to settle reported claims and an amount, based upon past experiences, for losses incurred but not reported. These liabilities are necessarily based upon estimates and, while management believes that the provision for loss is adequate, the ultimate liability may be in excess of, or less than, the amounts recorded. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. The provision for professional liability risks has reflected favorable adjustments related to prior year changes in estimates in each of the last three years.

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Professional liability:
Continuing operations	$48,478	$33,117	$35,378
Discontinued operations	(4,590)	(6,287)	13,982

Workers compensation:
Continuing operations	$35,505	$30,082	$36,994
Discontinued operations	(904)	1,189	3,568

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (in thousands) (including discontinued operations):

	2009			2008
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$243,251	$83,341	$326,592	$251,392	$89,276	$340,668
Provision for loss for insurance risks:
Current year	68,978	35,595	104,573	60,762	35,018	95,780
Prior years	(38,072)	(8,206)	(46,278)	(47,300)	(11,998)	(59,298)

	30,906	27,389	58,295	13,462	23,020	36,482
Provision for commercial insurance, administrative and overhead costs	12,982	7,212	20,194	13,368	8,251	21,619
Discount accretion	5,891	–	5,891	6,289	–	6,289
Contributions from managed facilities	74	212	286	86	226	312
Payments for insurance risks:
Current year	(5,270)	(10,913)	(16,183)	(3,184)	(9,311)	(12,495)
Prior years	(44,929)	(19,937)	(64,866)	(39,466)	(19,870)	(59,336)

	(50,199)	(30,850)	(81,049)	(42,650)	(29,181)	(71,831)
Payments for commercial insurance, administrative and overhead costs	(12,982)	(7,212)	(20,194)	(13,368)	(8,251)	(21,619)
Change in reinsurance and other insurance recoverables	12,279	2,030	14,309	14,672	–	14,672

Allowance for insurance risks at end of year	$242,202	$82,122	$324,324	$243,251	$83,341	$326,592

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2009			2008
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$84,953	$21,881	$106,834	$99,595	$23,940	$123,535
Reinsurance recoverables	89	–	89	89	–	89
Other	–	321	321	–	–	–

	85,042	22,202	107,244	99,684	23,940	123,624
Non-current:
Insurance subsidiary investments	43,272	56,951	100,223	58,509	63,549	122,058
Reinsurance and other insurance recoverables	29,446	2,030	31,476	17,167	–	17,167
Deposits	5,000	1,410	6,410	2,000	1,466	3,466
Other	–	36	36	–	142	142

	77,718	60,427	138,145	77,676	65,157	142,833

	$162,760	$82,629	$245,389	$177,360	$89,097	$266,457

Liabilities:
Allowance for insurance risks:
Current	$47,076	$23,934	$71,010	$55,447	$25,348	$80,795
Non-current	195,126	58,188	253,314	187,804	57,993	245,797

	$242,202	$82,122	$324,324	$243,251	$83,341	$326,592

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $247.3 million at December 31, 2009 and $251.8 million at December 31, 2008.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follow (in thousands):

	2009				2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$96,143	$–	$–	$96,143	$118,148	$–	$–	$118,148
Asset backed securities	52,206	411	(117)	52,500	59,509	886	(292)	60,103
Corporate bonds	34,344	609	(33)	34,920	35,110	314	(698)	34,726
Equities	12,731	268	(1,785)	11,214	13,750	402	(3,307)	10,845
Commercial paper	9,449	14	(3)	9,460	9,825	34	–	9,859
U.S. Treasury notes	2,801	19	–	2,820	11,760	152	–	11,912

	$207,674	$1,321	$(1,938)	$207,057	$248,102	$1,788	$(4,297)	$245,593

(a)	Includes $4.7 million and $13.2 million of money market funds at December 31, 2009 and 2008, respectively.

The fair value by maturity periods at December 31, 2009 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$135,512
One year to five years	59,158
After five years	1,173
Equities	11,214

$207,057

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Interest income	$3,393	$8,107	$12,405
Net amortization of premium and accretion of discount	(298)	(141)	818
Gains on sale of investments	1,598	1,244	1,350
Losses on sale of investments	(346)	(194)	(106)
Other-than-temporary impairment on investments	(444)	(2,311)	–
Investment expenses	(168)	(242)	(263)

	$3,735	$6,463	$14,204

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2009 and 2008 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

December 31, 2009	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Asset backed securities	$15,825	$57	$706	$60	$16,531	$117
Corporate bonds	8,832	33	1,100	–	9,932	33
Equities	2,979	267	4,811	1,518	7,790	1,785
Commercial paper	1,847	3	–	–	1,847	3

	$29,483	$360	$6,617	$1,578	$36,100	$1,938

December 31, 2008	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Asset backed securities	$8,008	$169	$476	$123	$8,484	$292
Corporate bonds	11,950	204	7,157	494	19,107	698
Equities	5,304	2,072	2,009	1,235	7,313	3,307

	$25,262	$2,445	$9,642	$1,852	$34,904	$4,297

The unrealized losses on equities totaling $1.8 million at December 31, 2009 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses and recognized $0.4 million and $2.3 million pretax other-than-temporary impairments in 2009 and 2008, respectively, for various investments held in its insurance subsidiary investment portfolio. Because the Company considered the remaining unrealized losses at December 31, 2009 and 2008 to be temporary, the Company has not recorded any additional impairment loss related to these securities.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $34 million in 2009, $39 million in 2008 and $37 million in 2007 from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2009	2008	2007
Hospital division:
Buildings:
Ventas	$91,218	$86,871	$84,358
Other landlords	31,501	34,089	30,210
Equipment	24,775	25,356	25,307

	147,494	146,316	139,875
Health services division:
Buildings:
Ventas	152,436	144,723	140,501
Other landlords	39,876	39,373	45,220
Equipment	2,523	2,516	2,878

	194,835	186,612	188,599
Rehabilitation division:
Buildings	245	161	84
Equipment	5,533	5,394	4,557

	5,778	5,555	4,641
Pharmacy division:
Buildings	–	–	3,705
Equipment	–	–	620

	–	–	4,325
Corporate:
Buildings	99	155	285
Equipment	42	35	44

	141	190	329

	$348,248	$338,673	$337,769

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2010	$243,984	$68,328	$312,312
2011	250,325	64,977	315,302
2012	255,474	57,657	313,131
2013	178,915	57,226	236,141
2014	141,519	54,958	196,477
Thereafter	47,399	215,465	262,864

At December 31, 2009, the Company leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing centers under four master lease agreements (the “Master Lease Agreements”).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LEASES (Continued)

Under the Master Lease Agreements, the base term for 28 nursing center and eight LTAC hospital leases (which are contained in four renewal bundles) is scheduled to expire in April 2013 (the “2013 Lease Renewals”). At the Company’s option, the 2013 Lease Renewals may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If the Company elects to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

In April 2009, the Company provided Ventas with notices to renew the Master Lease Agreements for an additional five years for 86 nursing centers and 22 LTAC hospitals (collectively, the “2010 Renewal Facilities”). The initial lease term for the 2010 Renewal Facilities was scheduled to expire in April 2010. No additional rent or other consideration was paid in connection with these renewals. The effectiveness of the renewals is contingent upon there being no events of default under the Master Lease Agreements in April 2010.

The base terms for 45 nursing centers and eight LTAC hospitals as well as the 2010 Renewal Facilities were initially set to expire in April 2008 and 2010, respectively, but were each renewed for additional five-year terms. The Company may further extend the term of these leases for two additional five-year renewal terms beyond the first renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. The fair market value rental rate is determined through an appraisal procedure set forth in the Master Lease Agreements. The then fair market value rental rate may be materially higher than the existing rental rate. In such a situation the Company may be forced to either not exercise the renewal or pay the higher rental rate, either of which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. If the Company elects to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

NOTE 12 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2009	2008
Revolving credit facility due 2012	$147,000	$348,700
Other	733	814

Total debt, average life of 3 years (weighted average rate 2.4% for 2009 and 3.3% for 2008)	147,733	349,514
Amounts due within one year	(86)	(81)

Long-term debt	$147,647	$349,433

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at December 31, 2009.

Under the terms of the Company’s revolving credit facility, the aggregate amount of the credit may be increased from $500 million to $600 million at the Company’s option subject to lender approval and certain other conditions. The term of the Company’s revolving credit facility expires in July 2012.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – LONG-TERM DEBT (Continued)

Other Information

In April 2008, the Company repaid a capital lease obligation of $16.3 million in connection with the exercise of a purchase option under a hospital lease agreement.

The following table summarizes scheduled maturities of long-term debt for the years 2010 through 2014 (in thousands):

	Revolving credit facility	Other	Total
2010	$–	$86	$86
2011	–	91	91
2012	147,000	96	147,096
2013	–	102	102
2014	–	109	109

The estimated fair value of the Company’s long-term debt at December 31, 2009 and 2008 approximated the respective carrying amounts.

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

Plan descriptions

The Company maintains plans under which approximately ten million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 1,699,946, 2,201,688 and 1,309,470 at December 31, 2009, 2008 and 2007, respectively.

Stock options

The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.75%	2.80%	4.46%
Expected dividend yield	None	None	None
Expected term	5 years	5 years	6 years
Expected volatility	50%	40%	47%
Weighted average fair value at grant date	$6.45	$9.05	$12.51

The expected term represents the period of time that stock options granted are estimated to be outstanding and was determined using the simplified method under the authoritative guidance for stock-based compensation. The expected volatility is based upon the historical prices of the Company’s common stock. An estimate of expected forfeitures was determined and compensation expense was recognized only for those stock options expected to vest.

At December 31, 2009, unearned compensation costs related to non-vested stock options aggregated $1.7 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $2.7 million ($2.3 million net of income taxes) for the year ended December 31, 2009, $3.5 million ($2.9 million net of income taxes) for the year ended December 31, 2008 and $16.1 million ($12.4 million net of income taxes) for the year ended December 31, 2007. Compensation expense for the year ended December 31, 2007 included $11.7 million related to the adjustment of stock options in connection with the Spin-off Transaction.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Stock options (Continued)

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2008	3,328,794	$4.89 to $28.41	$18.56
Granted	309,498	12.70 to 15.06	14.91
Exercised	(103,970)	4.89 to 12.23	9.20
Canceled	(84,797)	4.89 to 25.83	17.02

Balances, December 31, 2009	3,449,525	$4.89 to $28.41	$18.55

As a result of the Spin-off Transaction, adjustments to outstanding stock options as of July 31, 2007 were made in accordance with IRS guidelines which resulted in changes to both the number of shares subject to the stock option and the exercise price.

The intrinsic value of the stock options exercised during 2009, 2008 and 2007 approximated $0.6 million, $5.7 million and $9.1 million, respectively. Cash received from stock option exercises in 2009, 2008 and 2007 totaled $1.0 million, $8.9 million and $10.5 million, respectively.

A summary of stock options outstanding at December 31, 2009 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2009	Weighted average exercise price
$4.89 to $8.44	196,589	3 years	$7.95	196,589	$7.95
$11.53 to $15.29	1,011,238	4 years	14.14	677,285	13.89
$16.81 to $22.72	1,113,014	4 years	18.52	948,581	18.70
$23.25 to $28.41	1,128,684	3 years	24.38	926,191	24.07

	3,449,525	4 years	18.55	2,748,646	18.55

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2009 approximated $7.2 million and $5.7 million, respectively.

Service-based restricted shares

At December 31, 2009, unearned compensation costs related to non-vested service-based restricted shares aggregated $3.8 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $5.9 million ($3.6 million net of income taxes) for the year ended December 31, 2009, $9.1 million ($5.6 million net of income taxes) for the year ended December 31, 2008 and $15.1 million ($9.3 million net of income taxes) for the year ended December 31, 2007. Compensation expense for the year ended December 31, 2007 included $3.9 million in connection with the Spin-off Transaction.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Service-based restricted shares (Continued)

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2008	766,691	$29.82
Granted	203,186	14.86
Vested	(363,489)	29.56
Canceled	(7,696)	28.59

Balances, December 31, 2009	598,692	$24.92

The fair value of restricted shares vested during 2009, 2008 and 2007 was $5.4 million, $8.0 million and $9.0 million, respectively.

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $1.3 million ($0.8 million net of income taxes) for the year ended December 31, 2009. No material compensation costs were recorded in 2008 for these awards because none of the performance measures for the 2008 performance period were attained.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2008	138,635
Granted	128,786	$15.06
Canceled	(47,235)	$25.34

Balances, December 31, 2009	220,186

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2009.

Stock repurchases

In August 2007, the Company’s Board of Directors authorized up to $100 million in common stock repurchases. The authorization allowed for the repurchase of up to $50 million of common stock during 2007 and the remainder during 2008. During 2007, the Company expended $50 million to purchase approximately 2.6 million shares of its common stock. The authorization expired during 2008 and the Company did not purchase any common stock in 2009 or 2008.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 – CAPITAL STOCK (Continued)

Stock repurchases (Continued)

Common stock repurchases are accounted for as constructive retirements in accordance with the allocation method under the authoritative guidance for the initial measurement of equity, which provides that any excess of the purchase price over par value may be allocated between capital surplus and retained earnings.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $9.7 million for 2009, $9.4 million for 2008 and $9.3 million for 2007. Amounts equal to retirement plan expense are funded annually.

NOTE 16 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2009	2008
Patient accounts	$36,546	$34,511
Taxes other than income	29,880	27,472
Other	11,932	14,849

	$78,358	$76,832

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the twelve months ended December 31, 2009 and 2008 are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
December 31, 2009:
Recurring:
Assets:
Available-for-sale securities	$18,726	$96,880	$–	$115,606	$–
Deposits held in money market funds	351	3,000	–	3,351	–

	$19,077	$99,880	$–	$118,957	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased hospital	$–	$18,000	$–	$18,000	$–
Nursing centers available for sale	–	–	1,000	1,000	(21,870)

	$–	$18,000	$1,000	$19,000	$(21,870)

Liabilities	$–	$–	$–	$–	$–

December 31, 2008:
Recurring:
Assets:
Available-for-sale securities	$35,960	$104,688	$–	$140,648	$–
Deposits held in money market funds	124,539	–	–	124,539	–

	$160,499	$104,688	$–	$265,187	$–

Liabilities	$–	$–	$–	$–	$–

Recurring measurements

The Company’s available-for-sale securities are held by its limited purpose insurance subsidiary and are comprised of money market funds, asset backed securities, corporate bonds, equities, commercial paper and U.S. Treasury notes. These available-for-sale securities and the insurance subsidiary’s cash and cash equivalents of $91.5 million as of December 31, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements (Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	2009		2008
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$16,303	$16,303	$140,795	$140,795
Cash–restricted	5,820	5,820	5,104	5,104
Insurance subsidiary investments	207,057	207,057	245,593	245,593
Tax refund escrow investments	215	215	216	216
Long-term debt, including amounts due within one year	147,733	147,724	349,514	349,503

Non-recurring measurements

In March 2009, the Company acquired a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. The fair value of the assets was measured using Level 2 observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

In June 2009, the Company purchased the Nursing Centers from Ventas for $55.7 million. In addition, the Company paid Ventas a lease termination fee of $2.3 million. The Company used unobservable inputs for the valuation methodology that are significant to the fair value measurement and required management’s judgment related to the assumptions market participants would use in pricing the assets. The valuation of these assets also included sales comparisons of similar properties and past transactions, in addition to expected proceeds negotiated with potential purchasers. In aggregate, the assets had a carrying value of $61.4 million and were adjusted to a fair value of $27.2 million, less expected selling costs of $1.4 million, resulting in an impairment charge of $35.6 million ($21.9 million net of income taxes).

During 2009, the Company sold five of the Nursing Centers for $26.2 million. During 2009, the Company also recorded additional costs of $3.9 million ($2.4 million net of income taxes) related to the disposal of the Nursing Centers.

NOTE 18 – LITIGATION

The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of its business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2009 and 2008:

	2009 (a)
	First	Second	Third	Fourth
Revenues	$1,069,474	$1,073,054	$1,057,488	$1,069,991
Net income (loss):
Income from continuing operations	23,341	17,538	5,388	16,345
Discontinued operations, net of income taxes:
Income (loss) from operations	(581)	(897)	13	2,396
Gain (loss) on divestiture of operations	–	(24,051)	52	567
Net income (loss)	22,760	(7,410)	5,453	19,308
Earnings (loss) per common share:
Basic:
Income from continuing operations	0.60	0.45	0.14	0.42
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01
Net income (loss)	0.58	(0.19)	0.14	0.49
Diluted:
Income from continuing operations	0.60	0.45	0.14	0.42
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01
Net income (loss)	0.58	(0.19)	0.14	0.49
Shares used in computing earnings (loss) per common share:
Basic	38,184	38,307	38,398	38,465
Diluted	38,315	38,415	38,524	38,693
Market prices:
High	18.57	17.83	17.27	20.00
Low	11.51	10.70	11.83	13.80

	2008 (a)
	First	Second	Third	Fourth
Revenues	$1,034,475	$1,026,041	$997,129	$1,036,219
Net income (loss):
Income from continuing operations	17,210	19,477	2,119	21,654
Discontinued operations, net of income taxes:
Income (loss) from operations	(2,520)	(528)	(1,321)	970
Gain (loss) on divestiture of operations	–	2,712	(22,058)	(1,430)
Net income (loss)	14,690	21,661	(21,260)	21,194
Earnings (loss) per common share:
Basic:
Income from continuing operations	0.45	0.50	0.05	0.56
Discontinued operations:
Income (loss) from operations	(0.07)	(0.01)	(0.03)	0.02
Gain (loss) on divestiture of operations	–	0.07	(0.57)	(0.04)
Net income (loss)	0.38	0.56	(0.55)	0.54
Diluted:
Income from continuing operations	0.44	0.49	0.05	0.55
Discontinued operations:
Income (loss) from operations	(0.06)	(0.01)	(0.03)	0.03
Gain (loss) on divestiture of operations	–	0.07	(0.56)	(0.04)
Net income (loss)	0.38	0.55	(0.54)	0.54
Shares used in computing earnings (loss) per common share:
Basic	37,444	37,714	38,034	38,123
Diluted	38,061	38,474	38,894	38,265
Market prices:
High	28.74	32.34	33.25	28.30
Low	20.25	21.34	25.80	8.12

(a)	See accompanying discussion of certain quarterly items.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2009 and 2008:

Third quarter 2009

The provision for income taxes included a favorable adjustment of $1.7 million related to the resolution of state income tax contingencies from prior years.

Third quarter 2008

Operating results for the third quarter of 2008 included a $0.9 million pretax other-than-temporary impairment of an investment in a failed financial institution held in the Company’s insurance subsidiary investment portfolio. In addition, the provision for income taxes included a favorable adjustment of $1.8 million related to the resolution of state income tax contingencies from prior years.

Second quarter 2008

Operating results for the second quarter of 2008 included pretax income of $8.3 million related to the favorable settlement of a prior year nursing center Medicaid cost report dispute. The Company also recorded a pretax charge of $1.9 million related to a prior period rent escalator adjustment for ten leased facilities.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

		Additions			Deductions
	Balance at beginning of period	Charged to costs and expenses	Other		Deductions or payments	Spin-off Transaction	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2007	$62,064	$30,093	$149		$(43,315)	$(15,686)	$33,305
Year ended December 31, 2008	33,305	32,336	–		(38,093)	–	27,548
Year ended December 31, 2009	27,548	29,320	–		(36,712)	–	20,156

Allowance for deferred taxes:
Year ended December 31, 2007	$11,328	$–	$–		$–	$–	$11,328
Year ended December 31, 2008	11,328	–	34,012	(a)	(9,788)	–	35,552
Year ended December 31, 2009	35,552	–	–		(482)	–	35,070

(a)	The Company identified deferred income tax assets for state income tax NOLs of $34.0 million at December 31, 2008 and a corresponding deferred income tax valuation allowance of $34.0 million after determining these net deferred income tax assets were not realizable.