Form 10-Q
period 2010-03-31
KINDRED HEALTHCARE, INC
filed 2010-05-07
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer  ☐    Accelerated  filer  ☑    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2010
Common stock, $0.25 par value	39,481,505 shares

1 of 43

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2010	2009
Revenues	$1,089,837	$1,069,474

Salaries, wages and benefits	627,175	615,218
Supplies	85,886	80,336
Rent	88,319	85,201
Other operating expenses	234,204	220,405
Other income	(3,084)	(2,872)
Depreciation and amortization	31,121	30,490
Interest expense	1,307	2,478
Investment income	(877)	(1,475)

	1,064,051	1,029,781

Income from continuing operations before income taxes	25,786	39,693
Provision for income taxes	10,631	16,352

Income from continuing operations	15,155	23,341
Discontinued operations, net of income taxes:
Loss from operations	(154)	(581)
Loss on divestiture of operations	(137)	–

Net income	$14,864	$22,760

Earnings per common share:
Basic:
Income from continuing operations	$0.38	$0.60
Discontinued operations:
Loss from operations	–	(0.02)
Loss on divestiture of operations	–	–

Net income	$0.38	$0.58

Diluted:
Income from continuing operations	$0.38	$0.60
Discontinued operations:
Loss from operations	–	(0.02)
Loss on divestiture of operations	–	–

Net income	$0.38	$0.58

Shares used in computing earnings per common share:
Basic	38,626	38,184
Diluted	38,859	38,315

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$14,675	$16,303
Cash – restricted	6,421	5,820
Insurance subsidiary investments	64,253	106,834
Accounts receivable less allowance for loss of $19,053 – March 31, 2010 and $20,156 – December 31, 2009	663,654	610,959
Inventories	22,228	22,303
Deferred tax assets	46,391	42,791
Income taxes	–	17,447
Other	28,252	21,194

	845,874	843,651

Property and equipment	1,580,194	1,515,700
Accumulated depreciation	(790,577)	(765,602)

	789,617	750,098

Goodwill	81,382	81,223
Intangible assets less accumulated amortization of $2,868 – March 31, 2010 and $2,647 – December 31, 2009	66,489	64,491
Assets held for sale	8,773	8,806
Insurance subsidiary investments	110,028	100,223
Deferred tax assets	114,966	110,930
Other	64,266	62,802

	$2,081,395	$2,022,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,969	$161,066
Salaries, wages and other compensation	266,548	287,772
Due to third party payors	26,589	28,261
Professional liability risks	43,742	47,076
Other accrued liabilities	77,279	78,358
Income taxes	12,189	–
Long-term debt due within one year	87	86

	580,403	602,619

Long-term debt	196,625	147,647
Professional liability risks	207,259	195,126
Deferred credits and other liabilities	114,278	110,238

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,514 shares – March 31, 2010 and 39,104 shares – December 31, 2009	9,878	9,776
Capital in excess of par value	821,638	820,407
Accumulated other comprehensive loss	(224)	(423)
Retained earnings	151,538	136,834

	982,830	966,594

	$2,081,395	$2,022,224

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$14,864	$22,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,121	30,805
Amortization of stock-based compensation costs	2,775	2,439
Provision for doubtful accounts	6,431	7,016
Deferred income taxes	(7,463)	(2,179)
Loss on divestiture of discontinued operations	137	–
Other	(163)	204
Change in operating assets and liabilities:
Accounts receivable	(59,126)	(86,415)
Inventories and other assets	(11,245)	(7,535)
Accounts payable	(7,582)	(12,264)
Income taxes	29,286	43,223
Due to third party payors	(1,894)	9,401
Other accrued liabilities	(11,137)	(5,535)

Net cash provided by (used in) operating activities	(13,996)	1,920

Cash flows from investing activities:
Routine capital expenditures	(14,815)	(26,924)
Development capital expenditures	(7,567)	(13,062)
Acquisitions	(47,696)	(15,604)
Purchase of insurance subsidiary investments	(14,278)	(36,257)
Sale of insurance subsidiary investments	53,211	54,092
Net change in insurance subsidiary cash and cash equivalents	(5,575)	20,458
Other	(28)	(953)

Net cash used in investing activities	(36,748)	(18,250)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	389,600	390,800
Repayment of borrowings under revolving credit	(340,600)	(371,600)
Payment of deferred financing costs	(22)	(309)
Issuance of common stock	35	–
Other	103	94

Net cash provided by financing activities	49,116	18,985

Change in cash and cash equivalents	(1,628)	2,655
Cash and cash equivalents at beginning of period	16,303	140,795

Cash and cash equivalents at end of period	$14,675	$143,450

Supplemental information:
Interest payments	$875	$2,070
Income tax refunds	11,412	25,170

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At March 31, 2010, the Company’s hospital division operated 83 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s nursing center division operated 222 nursing and rehabilitation centers in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in Note 10). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In June 2009, the FASB issued revised authoritative guidance related to the consolidation criteria for variable interest entities (“VIE”). The guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures regarding an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance was effective as of January 1, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIE, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs; however, the Company is not the primary beneficiary as it lacks the power to direct activities of the lessor that most significantly impact economic performance. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$14,864	$22,760
Net unrealized investment gains (losses), net of income taxes	199	(854)

Comprehensive income	$15,063	$21,906

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The Company reclassified $1.8 million of book overdrafts for the first quarter of 2009 from net cash used in financing activities to net cash used in operating activities in the accompanying unaudited condensed consolidated statement of cash flows to conform with the current period presentation. The reclassification had no impact on the Company’s business, financial position, results of operations or liquidity.

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2010, the Company held for sale one nursing center and two hospitals.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$3,802	$16,112

Salaries, wages and benefits	2,505	9,110
Supplies	210	993
Rent	36	1,669
Other operating expenses	1,327	4,971
Depreciation	–	315
Interest expense	–	–
Investment income	(26)	(1)

	4,052	17,057

Loss from operations before income taxes	(250)	(945)
Income tax benefit	(96)	(364)

Loss from operations	(154)	(581)
Loss on divestiture of operations, net of income taxes	(137)	–

	$(291)	$(581)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2010	2009
Revenues:
Hospital division	$8	$1,063
Nursing center division	3,794	15,049

	$3,802	$16,112

Operating income (loss):
Hospital division	$(817)	$(850)
Nursing center division	577	1,888

	$(240)	$1,038

Rent:
Hospital division	$31	$90
Nursing center division	5	1,579

	$36	$1,669

Depreciation:
Hospital division	$–	$–
Nursing center division	–	315

	$–	$315

A summary of the net assets held for sale follows (in thousands):

	March 31, 2010	December 31, 2009
Long-term assets:
Property and equipment, net	$8,736	$8,723
Other	37	83

	8,773	8,806
Current liabilities (included in other accrued liabilities)	(330)	(422)

	$8,443	$8,384

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through borrowings under the Company’s revolving credit facility. Unaudited pro formas related to acquired new businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

In March 2010, the Company acquired a combined nursing and rehabilitation center and assisted living facility for $16.6 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $2.4 million.

In January 2010, the Company acquired the real estate of two previously leased hospitals and two previously leased nursing and rehabilitation centers for $31.1 million in cash and $2.4 million in unamortized prepaid rent. Annual rents associated with these four facilities aggregated $2.9 million.

The fair value of each of the acquisitions completed during the first quarter of 2010 were measured using primarily discounted cash flow methodologies which is a Level 3 (as described in Note 10) measurement technique.

In March 2009, the Company acquired the real estate of a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. Annual rent associated with this facility aggregated $1.8 million. The fair value of the assets acquired were measured using Level 2 observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2010	2009
Medicare	$472,472	$462,729
Medicaid	265,975	266,145
Medicare Advantage	85,904	81,256
Other	342,176	329,968

	1,166,527	1,140,098
Eliminations	(76,690)	(70,624)

	$1,089,837	$1,069,474

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

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$15,155	$15,155	$23,341	$23,341
Allocation to participating unvested restricted stockholders	(277)	(275)	(441)	(440)

Available to common stockholders	$14,878	$14,880	$22,900	$22,901

Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(154)	$(154)	$(581)	$(581)
Allocation to participating unvested restricted stockholders	3	3	11	11

Available to common stockholders	$(151)	$(151)	$(570)	$(570)

Loss on divestiture of operations:
As reported in Statement of Operations	$(137)	$(137)	$–	$–
Allocation to participating unvested restricted stockholders	2	2	–	–

Available to common stockholders	$(135)	$(135)	$–	$–

Net income:
As reported in Statement of Operations	$14,864	$14,864	$22,760	$22,760
Allocation to participating unvested restricted stockholders	(272)	(270)	(430)	(429)

Available to common stockholders	$14,592	$14,594	$22,330	$22,331

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,626	38,626	38,184	38,184

Dilutive effect of employee stock options		233		131

Adjusted weighted average shares outstanding – diluted computation		38,859		38,315

Earnings per common share:
Income from continuing operations	$0.38	$0.38	$0.60	$0.60
Discontinued operations:
Loss from operations	–	–	(0.02)	(0.02)
Loss on divestiture of operations	–	–	–	–

Net income	$0.38	$0.38	$0.58	$0.58

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		2,088		3,031

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

At March 31, 2010, the Company operated three business segments: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals. The nursing center division operates nursing and rehabilitation centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating income for the three months ended March 31, 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate. Operating income for the three months ended March 31, 2010 also included transaction costs approximating $0.4 million for the hospital division and $0.4 million for the nursing center division.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The Company includes operating data for its hospice business in the rehabilitation division.

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2010	2009
Revenues:
Hospital division	$507,062	$492,509
Nursing center division	539,321	529,942
Rehabilitation division	120,144	117,647

	1,166,527	1,140,098
Eliminations	(76,690)	(70,624)

	$1,089,837	$1,069,474

Income from continuing operations:
Operating income (loss):
Hospital division	$95,033	$100,899
Nursing center division	70,249	75,574
Rehabilitation division	14,635	15,453
Corporate:
Overhead	(33,781)	(34,087)
Insurance subsidiary	(480)	(1,452)

	(34,261)	(35,539)

Operating income	145,656	156,387
Rent	(88,319)	(85,201)
Depreciation and amortization	(31,121)	(30,490)
Interest, net	(430)	(1,003)

Income from continuing operations before income taxes	25,786	39,693
Provision for income taxes	10,631	16,352

	$15,155	$23,341

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2010	2009
Rent:
Hospital division	$37,415	$36,445
Nursing center division	49,392	47,274
Rehabilitation division	1,475	1,451
Corporate	37	31

	$88,319	$85,201

Depreciation and amortization:
Hospital division	$13,014	$12,512
Nursing center division	12,113	11,685
Rehabilitation division	585	547
Corporate	5,409	5,746

	$31,121	$30,490

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,065	$4,844
Development	5,774	9,486

	11,839	14,330
Nursing center division:
Routine	4,049	18,264
Development	1,793	3,576

	5,842	21,840
Rehabilitation division	267	190
Corporate:
Information systems	4,146	3,453
Other	288	173

	$22,382	$39,986

	March 31, 2010	December 31, 2009
Assets at end of period:
Hospital division	$943,603	$867,332
Nursing center division	584,382	566,592
Rehabilitation division	58,566	53,856
Corporate	494,844	534,444

	$2,081,395	$2,022,224

Goodwill:
Hospital division	$68,577	$68,577
Nursing center division	1,048	889
Rehabilitation division	11,757	11,757

	$81,382	$81,223

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS

The Company insures a substantial portion of its professional liability risks and workers compensation risks through its wholly owned limited purpose insurance subsidiary. Provisions for loss for these risks are based upon management’s best available information including actuarially determined estimates.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2010	2009
Professional liability:
Continuing operations	$17,270	$14,888
Discontinued operations	(435)	(130)
Workers compensation:
Continuing operations	$10,998	$9,846
Discontinued operations	(759)	(847)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2010			December 31, 2009
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$43,742	$20,511	$64,253	$84,953	$21,881	$106,834
Reinsurance recoverables	89	–	89	89	–	89
Other	–	320	320	–	321	321

	43,831	20,831	64,662	85,042	22,202	107,244
Non-current:
Insurance subsidiary investments	49,903	60,125	110,028	43,272	56,951	100,223
Reinsurance and other recoverables	32,745	2,328	35,073	29,446	2,030	31,476
Deposits	5,000	1,410	6,410	5,000	1,410	6,410
Other	–	34	34	–	36	36

	87,648	63,897	151,545	77,718	60,427	138,145

	$131,479	$84,728	$216,207	$162,760	$82,629	$245,389

Liabilities:
Allowance for insurance risks:
Current	$43,742	$22,516	$66,258	$47,076	$23,934	$71,010
Non-current	207,259	60,547	267,806	195,126	58,188	253,314

	$251,001	$83,063	$334,064	$242,202	$82,122	$324,324

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% to 5% depending upon the policy year. The discount rate was 2% for the 2010 and 2009 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $256.0 million at March 31, 2010 and $247.3 million at December 31, 2009.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 8 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities and commercial paper for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2010				December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$101,718	$–	$–	$101,718	$96,143	$–	$–	$96,143
Debt securities:
Corporate bonds	37,016	659	(85)	37,590	47,528	770	(102)	48,196
Debt securities issued by U.S. government agencies	15,078	88	(12)	15,154	37,788	223	(43)	37,968
U.S. Treasury notes	1,251	1	–	1,252	2,801	19	–	2,820
Debt securities issued by foreign governments	624	5	–	629	624	–	(5)	619
Commercial mortgage-backed securities	591	27	–	618	610	27	–	637

	54,560	780	(97)	55,243	89,351	1,039	(150)	90,240
Equities by industry:
Financial services	1,284	217	(74)	1,427	1,284	162	(155)	1,291
Healthcare	1,573	20	(177)	1,416	1,573	16	(171)	1,418
Oil and gas	1,104	14	(274)	844	1,257	8	(303)	962
Real estate	148	2	(18)	132	147	2	(24)	125
Other	8,005	242	(949)	7,298	8,470	80	(1,132)	7,418

	12,114	495	(1,492)	11,117	12,731	268	(1,785)	11,214
Commercial paper	6,200	5	(2)	6,203	9,449	14	(3)	9,460

	$174,592	$1,280	$(1,591)	$174,281	$207,674	$1,321	$(1,938)	$207,057

(a)	Includes $0.7 million and $4.7 million of money market funds at March 31, 2010 and December 31, 2009, respectively.

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

The Company considered the severity and duration of its unrealized losses at March 31, 2010 and 2009 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these securities.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the first quarter of 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

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

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other government investigations in the ordinary course of business. The Company is unable to predict the ultimate outcome of pending litigation and regulatory and other government investigations. These legal actions and investigations could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – CONTINGENCIES (Continued)

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

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
March 31, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$37,590	$–	$37,590	$–
Debt securities issued by U.S. government agencies	–	15,154	–	15,154	–
U.S. Treasury notes	1,252	–	–	1,252	–
Debt securities issued by foreign governments	–	629	–	629	–
Commercial mortgage-backed securities	–	618	–	618	–

	1,252	53,991	–	55,243	–

Available-for-sale equity securities	11,117	–	–	11,117	–
Commercial paper	–	6,203	–	6,203	–
Money market funds	686	–	–	686	–

Total available-for-sale investments	13,055	60,194	–	73,249	–

Deposits held in money market funds	959	3,000	–	3,959	–

	$14,014	$63,194	$–	$77,208	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets	$–	$–	$–	$–	$–

Liabilities	$–	$–	$–	$–	$–

December 31, 2009:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$48,196	$–	$48,196	$–
Debt securities issued by U.S. government agencies	–	37,968	–	37,968	–
U.S. Treasury notes	2,820	–	–	2,820	–
Debt securities issued by foreign governments	–	619	–	619	–
Commercial mortgage-backed securities	–	637	–	637	–

	2,820	87,420	–	90,240	–

Available-for-sale equity securities	11,214	–	–	11,214	–
Commercial paper	–	9,460	–	9,460	–
Money market funds	4,692	–	–	4,692	–

Total available-for-sale investments	18,726	96,880	–	115,606	–

Deposits held in money market funds	351	3,000	–	3,351	–

	$19,077	$99,880	$–	$118,957	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased hospital	$–	$18,000	$–	$18,000	$–
Nursing centers available for sale	–	–	1,000	1,000	(21,870)

	$–	$18,000	$1,000	$19,000	$(21,870)

Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and are comprised of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $101.0 million as of March 31, 2010 and $91.5 million as of December 31, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors to ensure prices are reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2010 or March 31, 2009.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	March 31, 2010		December 31, 2009
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$14,675	$14,675	$16,303	$16,303
Cash–restricted	6,421	6,421	5,820	5,820
Insurance subsidiary investments	174,281	174,281	207,057	207,057
Tax refund escrow investments	215	215	215	215
Long-term debt, including amounts due within one year	196,712	196,694	147,733	147,724

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. Healthcare reform will impact each of the Company’s businesses in some manner. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing centers, and the expiration of the Medicare Part B therapy cap exception process,

•	the effects of additional legislative changes and government regulations, interpretation of regulations and changes in the nature and enforcement of regulations governing the healthcare industry,

•

the impact of the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), including the ability of the Company’s hospitals to adjust to potential LTAC certification, medical necessity reviews and the moratorium on future hospital development,

•

the impact of the expiration of several moratoriums under the SCHIP Extension Act which could impact the short stay rules, the budget neutrality adjustment as well as implement the policy known as the “25 Percent Rule,” which would limit certain patient admissions,

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

•

the Company’s ability to successfully pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States. At March 31, 2010, the Company’s hospital division operated 83 LTAC hospitals (6,580 licensed beds) in 24 states. The Company’s nursing center division operated 222 nursing and rehabilitation centers (27,523 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $6 million and $7 million for the first quarter of 2010 and 2009, respectively.

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

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

of 2% to 5% depending upon the policy year. The discount rate was 2% for the 2010 and 2009 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $251 million at March 31, 2010 and $242 million at December 31, 2009. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $256 million at March 31, 2010 and $247 million at December 31, 2009.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the first quarter of 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2010 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $17 million and $14 million for the first quarter of 2010 and 2009, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $83 million at March 31, 2010 and $82 million at December 31, 2009. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million and $10 million for the first quarter of 2010 and 2009, respectively.

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

The Company’s effective income tax rate was 41.2% in the first quarter of both 2010 and 2009.

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

Critical Accounting Policies (Continued)

Accounting for income taxes (Continued)

to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $161 million at March 31, 2010 and $154 million at December 31, 2009.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, rehabilitation services and hospice. The carrying value of goodwill for each of our reporting units at March 31, 2010 and December 31, 2009 follows (in thousands):

	March 31, 2010	December 31, 2009
Hospitals	$68,577	$68,577
Nursing centers	1,048	889
Rehabilitation services	3,363	3,363
Hospice	8,394	8,394

	$81,382	$81,223

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets, no impairment charges were recorded in connection with the Company’s annual impairment tests at December 31, 2009. The Company did not believe that any of its reporting units were at risk for failing the step one impairment test at December 31, 2009.

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

The Company has determined that during the first quarter of 2010 there were no events or changes in circumstances since December 31, 2009 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of March 31, 2010 and December 31, 2009, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in Note 10). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In June 2009, the FASB issued revised authoritative guidance related to the consolidation criteria for VIEs. The guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures regarding an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance was effective as of January 1, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIE, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs; however, the Company is not the primary beneficiary as it lacks the power to direct activities of the lessor that most significantly impact economic performance. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

Results of Operations – Continuing Operations

Hospital division

Revenues increased 3% in the first quarter of 2010 to $507 million compared to $493 million in the first quarter of 2009, primarily as a result of increased admissions and the development of new hospitals. Aggregate reported and same-facility admissions increased 3% in the first quarter of 2010 compared to the first quarter of 2009. Commercial same-facility admissions rose 12% in the first quarter of 2010 compared to the first quarter of 2009.

Hospital operating margins declined in the first quarter of 2010 as increased costs, particularly wage and benefit costs, exceeded the growth in overall revenues. Operating results for the first quarter of 2010 included approximately $2 million related to severance and transaction costs.

Hospital wage and benefit costs increased 4% to $228 million in the first quarter of 2010 from $218 million in the first quarter of 2009. Average hourly wage rates grew 1% in the first quarter of 2010 compared to the first quarter of 2009, while employee benefit costs increased 2% in the first quarter of 2010 compared to the same period last year.

Professional liability costs were $8 million and $6 million in the first quarter of 2010 and 2009, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 2% in the first quarter of 2010 to $539 million compared to $530 million in the first quarter of 2009. Revenue growth in the first quarter was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher average patient acuity. Aggregate admissions grew 5% in the first quarter of 2010 compared to the first quarter of 2009. Aggregate patient days declined 1% in the first quarter of 2010 compared to the first quarter of 2009. Medicare patient days declined 2% while Medicare Advantage, private and other patient days were relatively unchanged in the first quarter of 2010 compared to the first quarter of 2009.

Nursing center operating margins declined in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of 8% growth in ancillary expenses such as rehabilitation, pharmacy and outside services consistent with higher patient acuity levels. Operating results for the first quarter of 2010 included approximately $1 million related to severance and transaction costs.

Nursing center wage and benefit costs were relatively unchanged in the first quarter of 2010 compared to the first quarter of 2009. Average hourly wage rates grew 2% in the first quarter of 2010 compared to the first quarter of 2009, while employee benefit costs were relatively unchanged in the first quarter of 2010 compared to the same period last year.

Professional liability costs were $8 million in the first quarter of both 2010 and 2009.

Rehabilitation division

Revenues increased 2% in the first quarter of 2010 to $120 million compared to $117 million in the first quarter of 2009, primarily attributable to growth in the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $44 million and $45 million in the first quarter of 2010 and 2009, respectively.

Operating margins declined in the first quarter of 2010 compared to the first quarter of 2009 as growth in operating expenses exceeded revenue growth for the period. Revenue growth was slowed during the first quarter of 2010 as a result of pricing pressures associated with lower Medicare reimbursement growth rates experienced by existing customers.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $34 million in the first quarter of both 2010 and 2009. As a percentage of consolidated revenues, corporate overhead totaled 3.1% and 3.2% in the first quarter of 2010 and 2009, respectively. Operating results for the first quarter of 2010 included approximately $1 million related to retirement costs.

Corporate expenses included operating losses from the Company’s limited purpose insurance subsidiary of $0.4 million in the first quarter of 2010 compared to $1 million in the first quarter of 2009.

Capital costs

Rent expense increased 4% to $89 million in the first quarter of 2010 compared to $85 million in the first quarter of 2009, primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 2% in the first quarter of 2010 to $31 million compared to $30 million in the first quarter of 2009, primarily a result of the Company’s ongoing capital expenditure program and hospital development.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs (Continued)

Interest expense declined to $1 million in the first quarter of 2010 from $2 million in the first quarter of 2009, primarily attributable to lower interest rates and lower borrowing levels under the Company’s revolving credit facility compared to the first quarter of 2009.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $1 million in the first quarter of both 2010 and 2009. The Company considered the unrealized losses related to its insurance subsidiary investments at March 31, 2010 and 2009 to be temporary and did not record any impairment losses related to these investments in either period.

Consolidated results

Income from continuing operations before income taxes decreased 35% to $26 million in the first quarter of 2010 compared to $40 million in the first quarter of 2009. Income from continuing operations decreased 35% to $15 million in the first quarter of 2010 compared to $24 million in the first quarter of 2009.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $0.2 million in the first quarter of 2010 compared to $0.5 million in the first quarter of 2009.

The Company recorded a pretax loss of $0.2 million ($0.1 million net of income taxes) in the first quarter of 2010 related to the planned divestiture of discontinued operations.

Liquidity

Operating cash flows

Cash flows used in operations (including discontinued operations) aggregated $14 million in the first quarter of 2010 compared to cash flows provided by operations of $2 million in the first quarter of 2009. Operating cash flows in both periods were negatively impacted by the growth in accounts receivable. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $10 million and $25 million for the first quarter of 2010 and 2009, respectively.

Cash and cash equivalents totaled $15 million at March 31, 2010 compared to $16 million at December 31, 2009. The Company’s long-term debt, comprised principally of borrowings under the Company’s revolving credit facility, aggregated $197 million at March 31, 2010 compared to $148 million at December 31, 2009. Based upon the Company’s existing cash levels, expected operating cash flows and the availability of borrowings under the Company’s revolving credit facility ($304 million at March 31, 2010), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

Revolving credit facility and financing activities

Under the terms of the Company’s revolving credit facility, the aggregate amount of the credit may be increased from $500 million to $600 million at the Company’s option subject to lender approval and certain other conditions. If the Company elects to expand the available credit, the existing lenders are likely to demand new terms, including increases in the effective interest rate. The term of the Company’s revolving credit facility expires in July 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

Revolving credit facility and financing activities (Continued)

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at March 31, 2010.

Despite the recent instability within the financial markets both nationally and globally, the Company has not experienced any individual lender limitations to extend credit under its revolving credit facility. However, the obligations of each of the lending institutions in the Company’s revolving credit facility are separate and the availability of future borrowings under the Company’s revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events, including bankruptcy of a lending institution.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the first quarter of 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Capital Resources

Excluding acquisitions, routine capital expenditures totaled $15 million in the first quarter of 2010 compared to $27 million in the first quarter of 2009. Hospital development capital expenditures totaled $5 million in the first quarter of 2010 compared to $9 million in the first quarter of 2009. Nursing center development capital expenditures totaled $2 million in the first quarter of 2010 compared to $4 million in the first quarter of 2009. Excluding acquisitions, the Company anticipates that routine capital expenditures in 2010 will approximate $115 million to $120 million, hospital development capital expenditures should approximate $45 million to $50 million and nursing center development capital expenditures related to transitional care centers and units should approximate $25 million to $30 million. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2010, the estimated cost to complete and equip construction in progress approximated $61 million.

In March 2010, the Company acquired a combined nursing and rehabilitation center and assisted living facility for approximately $17 million. This transaction was financed through borrowings under the Company’s revolving credit facility.

In January 2010, the Company acquired the real estate of two previously leased hospitals and two previously leased nursing and rehabilitation centers for approximately $31 million in cash and approximately $2 million in unamortized prepaid rent. Annual rents associated with these four facilities approximated $3 million. These transactions were financed through borrowings under the Company’s revolving credit facility.

In March 2009, the Company acquired the real estate of a previously leased hospital for approximately $16 million in cash and approximately $2 million in unamortized prepaid rent. Annual rent associated with this facility approximated $2 million. This transaction was financed through borrowings under the Company’s revolving credit facility.

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

Various healthcare reform provisions became law when the Patient Protection and Affordable Care Act (the “PPACA”) was enacted on March 23, 2010 and the Healthcare Education and Reconciliation Act (the “HCERA”) was enacted on March 30, 2010. The reforms contained in these bills will impact each of the Company’s businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. The reforms include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The PPACA and the HCERA enacted a series of reductions to the annual market basket payment updates for LTAC hospitals. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including both LTAC hospitals and skilled nursing facilities, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals and skilled nursing facilities are schedule to be implemented on October 1, 2011.

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

The SCHIP Extension Act became law on December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the policy known as the “25 Percent Rule” to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS;

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

The PPACA revised certain provisions of the SCHIP Extension Act. The moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, the payment reductions due to the very short-stay outlier provisions and application of the “25 Percent Rule” to freestanding hospitals have been extended from three years to five years. In addition, the periods during which LTAC hospitals may admit up to 50% of their patients from co-located hospitals and during which LTAC hospitals may admit up to 75% of their patients from a MSA Dominant hospital have been extended from three years to five years as well.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the policy known as the “25 Percent Rule” (described below) was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the PPACA. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the PPACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital (“HIH”) will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered, LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

On April 19, 2010, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2010. Included in those proposed regulations is (1) a market basket increase to the standard federal payment rate of 2.4%; (2) an offset of 2.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) an increase in the high cost outlier threshold per discharge to $18,692. CMS has projected the impact of these proposed changes to LTAC PPS to be an increase in payments of 0.8%.

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At March 31, 2010, the Company operated 15 HIHs with 633 licensed beds.

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

The Company cannot predict the ultimate long-term impact of LTAC PPS. This payment system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, the Company’s hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, there can be no assurance that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

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

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that would increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. However, the PPACA enacted a delay in the implementation of RUGs IV until October 1, 2011, while maintaining the provisions related to concurrent therapy and look-back periods set forth in the July 31, 2009 final payment rule. These changes may impair the ability of CMS to implement the changes finalized on July 31, 2009 in a budget neutral manner. While the Company is unable to estimate the impact of these changes, the operating results of its contract rehabilitation services business may be adversely affected.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The PPACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2009 Quarters				Year	First Quarter 2010
	First	Second	Third	Fourth
Revenues	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$4,270,007	$1,089,837

Salaries, wages and benefits	615,218	620,830	629,077	617,961	2,483,086	627,175
Supplies	80,336	83,912	82,400	86,408	333,056	85,886
Rent	85,201	86,882	88,081	88,084	348,248	88,319
Other operating expenses	220,405	221,755	221,524	222,521	886,205	234,204
Other income	(2,872)	(2,823)	(2,870)	(2,947)	(11,512)	(3,084)
Depreciation and amortization	30,490	31,355	31,992	31,893	125,730	31,121
Interest expense	2,478	2,229	1,741	1,432	7,880	1,307
Investment income	(1,475)	(1,033)	(746)	(1,159)	(4,413)	(877)

	1,029,781	1,043,107	1,051,199	1,044,193	4,168,280	1,064,051

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	101,727	25,786
Provision for income taxes	16,352	12,409	901	9,453	39,115	10,631

Income from continuing operations	23,341	17,538	5,388	16,345	62,612	15,155
Discontinued operations, net of income taxes:
Income (loss) from operations	(581)	(897)	13	2,396	931	(154)
Gain (loss) on divestiture of operations	–	(24,051)	52	567	(23,432)	(137)

Net income (loss)	$22,760	$(7,410)	$5,453	$19,308	$40,111	$14,864

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$1.61	$0.38
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	0.02	–
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	(0.60)	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$1.03	$0.38

Diluted:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$1.60	$0.38
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	0.02	–
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	(0.60)	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$1.02	$0.38

Shares used in computing earnings (loss) per common share:
Basic	38,184	38,307	38,398	38,465	38,339	38,626
Diluted	38,315	38,415	38,524	38,693	38,502	38,859

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2009 Quarters				Year	First Quarter 2010
	First	Second	Third	Fourth
Revenues:
Hospital division	$492,509	$487,145	$468,069	$485,169	$1,932,892	$507,062
Nursing center division	529,942	537,545	539,217	543,638	2,150,342	539,321
Rehabilitation division	117,647	120,450	122,625	114,316	475,038	120,144

	1,140,098	1,145,140	1,129,911	1,143,123	4,558,272	1,166,527
Eliminations	(70,624)	(72,086)	(72,423)	(73,132)	(288,265)	(76,690)

	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$4,270,007	$1,089,837

Income from continuing operations:
Operating income (loss):
Hospital division	$100,899	$91,027	$78,674	$93,211	$363,811	$95,033	(a,b)
Nursing center division	75,574	79,522	73,383	77,111	305,590	70,249	(a,b)
Rehabilitation division	15,453	13,599	10,912	10,628	50,592	14,635
Corporate:
Overhead	(34,087)	(33,586)	(33,843)	(33,120)	(134,636)	(33,781	)(a)
Insurance subsidiary	(1,452)	(1,182)	(1,769)	(1,782)	(6,185)	(480)

	(35,539)	(34,768)	(35,612)	(34,902)	(140,821)	(34,261)

Operating income	156,387	149,380	127,357	146,048	579,172	145,656
Rent	(85,201)	(86,882)	(88,081)	(88,084)	(348,248)	(88,319)
Depreciation and amortization	(30,490)	(31,355)	(31,992)	(31,893)	(125,730)	(31,121)
Interest, net	(1,003)	(1,196)	(995)	(273)	(3,467)	(430)

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	101,727	25,786
Provision for income taxes	16,352	12,409	901	9,453	39,115	10,631

	$23,341	$17,538	$5,388	$16,345	$62,612	$15,155

(a)	Includes severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate.
(b)	Includes transaction costs approximating $0.4 million for the hospital division and $0.4 million for the nursing center division.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2009 Quarters				Year	First Quarter 2010
	First	Second	Third	Fourth
Rent:
Hospital division	$36,445	$36,834	$37,062	$37,153	$147,494	$37,415
Nursing center division	47,274	48,565	49,471	49,525	194,835	49,392
Rehabilitation division	1,451	1,459	1,495	1,373	5,778	1,475
Corporate	31	24	53	33	141	37

	$85,201	$86,882	$88,081	$88,084	$348,248	$88,319

Depreciation and amortization:
Hospital division	$12,512	$13,018	$13,275	$13,127	$51,932	$13,014
Nursing center division	11,685	12,038	12,408	12,500	48,631	12,113
Rehabilitation division	547	549	584	611	2,291	585
Corporate	5,746	5,750	5,725	5,655	22,876	5,409

	$30,490	$31,355	$31,992	$31,893	$125,730	$31,121

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$4,844	$5,335	$10,226	$6,311	$26,716	$6,065
Development	9,486	12,395	10,884	9,606	42,371	5,774

	14,330	17,730	21,110	15,917	69,087	11,839
Nursing center division:
Routine	18,264	10,495	5,774	5,130	39,663	4,049
Development	3,576	1,451	597	63	5,687	1,793

	21,840	11,946	6,371	5,193	45,350	5,842
Rehabilitation division	190	172	269	412	1,043	267
Corporate:
Information systems	3,453	8,838	6,152	9,998	28,441	4,146
Other	173	210	73	1,231	1,687	288

	$39,986	$38,896	$33,975	$32,751	$145,608	$22,382

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	First Quarter 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$507,062	$539,321	$120,144	$–	$(76,690)	$1,089,837

Salaries, wages and benefits	227,641	273,242	100,512	25,780	–	627,175
Supplies	57,934	27,128	687	137	–	85,886
Rent	37,415	49,392	1,475	37	–	88,319
Other operating expenses	126,454	168,702	4,310	11,428	(76,690)	234,204
Other income	–	–	–	(3,084)	–	(3,084)
Depreciation and amortization	13,014	12,113	585	5,409	–	31,121
Interest expense	2	31	–	1,274	–	1,307
Investment income	(1)	(18)	(1)	(857)	–	(877)

	462,459	530,590	107,568	40,124	(76,690)	1,064,051

Income from continuing operations before income taxes	$44,603	$8,731	$12,576	$(40,124)	$–	25,786

Provision for income taxes						10,631

Income from continuing operations						$15,155

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	First Quarter 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$492,509	$529,942	$117,647	$–	$(70,624)	$1,069,474

Salaries, wages and benefits	218,245	272,482	98,196	26,295	–	615,218
Supplies	54,145	25,552	487	152	–	80,336
Rent	36,445	47,274	1,451	31	–	85,201
Other operating expenses	119,220	156,334	3,511	11,964	(70,624)	220,405
Other income	–	–	–	(2,872)	–	(2,872)
Depreciation and amortization	12,512	11,685	547	5,746	–	30,490
Interest expense	–	40	–	2,438	–	2,478
Investment income	(7)	(58)	(2)	(1,408)	–	(1,475)

	440,560	513,309	104,190	42,346	(70,624)	1,029,781

Income from continuing operations before income taxes	$51,949	$16,633	$13,457	$(42,346)	$–	39,693

Provision for income taxes						16,352

Income from continuing operations						$23,341

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2009 Quarters				Year	First Quarter 2010
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	82	82	82	83		83
Number of licensed beds	6,520	6,520	6,520	6,580		6,580

Revenue mix %:
Medicare	56	55	55	56	55	56
Medicaid	10	10	11	9	10	9
Medicare Advantage	10	11	9	9	10	10
Commercial insurance and other	24	24	25	26	25	25

Admissions:
Medicare	7,421	7,117	6,875	7,283	28,696	7,432
Medicaid	1,052	1,053	1,165	984	4,254	997
Medicare Advantage	1,094	1,091	926	919	4,030	1,129
Commercial insurance and other	1,921	1,869	1,969	2,280	8,039	2,262

	11,488	11,130	10,935	11,466	45,019	11,820

Admissions mix %:
Medicare	65	64	63	63	64	63
Medicaid	9	9	11	9	9	8
Medicare Advantage	9	10	8	8	9	10
Commercial insurance and other	17	17	18	20	18	19

Patient days:
Medicare	197,377	197,203	188,712	196,067	779,359	202,882
Medicaid	50,868	50,485	53,585	47,352	202,290	47,813
Medicare Advantage	35,229	36,806	29,912	30,315	132,262	34,524
Commercial insurance and other	65,509	61,960	65,717	74,253	267,439	75,483

	348,983	346,454	337,926	347,987	1,381,350	360,702

Average length of stay:
Medicare	26.6	27.7	27.4	26.9	27.2	27.3
Medicaid	48.4	47.9	46.0	48.1	47.6	48.0
Medicare Advantage	32.2	33.7	32.3	33.0	32.8	30.6
Commercial insurance and other	34.1	33.2	33.4	32.6	33.3	33.4
Weighted average	30.4	31.1	30.9	30.3	30.7	30.5

Revenues per admission:
Medicare	$37,262	$37,748	$37,105	$37,620	$37,436	$38,078
Medicaid	45,160	45,759	43,640	43,314	44,465	45,738
Medicare Advantage	46,387	46,950	47,597	47,807	47,141	45,187
Commercial insurance and other	61,286	63,716	59,957	54,662	59,647	56,344
Weighted average	42,872	43,769	42,805	42,314	42,935	42,899

Revenues per patient day:
Medicare	$1,401	$1,362	$1,352	$1,397	$1,378	$1,395
Medicaid	934	954	949	900	935	954
Medicare Advantage	1,440	1,392	1,473	1,449	1,436	1,478
Commercial insurance and other	1,797	1,922	1,796	1,678	1,793	1,688
Weighted average	1,411	1,406	1,385	1,394	1,399	1,406

Medicare case mix index (discharged patients only)	1.22	1.23	1.19	1.18	1.21	1.21

Average daily census	3,878	3,807	3,673	3,782	3,785	4,008
Occupancy %	66.0	64.7	63.6	64.3	64.7	68.2

Annualized employee turnover %	21.3	22.1	22.8	22.1		21.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2009 Quarters				Year	First Quarter 2010
	First	Second	Third	Fourth
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	218	218	218	218		218
Managed	4	4	4	4		4

	222	222	222	222		222

Number of licensed beds:
Owned or leased	27,138	27,138	27,086	27,038		27,038
Managed	485	485	485	485		485

	27,623	27,623	27,571	27,523		27,523

Revenue mix %:
Medicare	35	35	34	33	34	35
Medicaid	41	41	42	43	42	41
Medicare Advantage	6	6	6	6	6	6
Private and other	18	18	18	18	18	18

Patient days (excludes managed facilities):
Medicare	374,853	375,140	360,009	353,443	1,463,445	369,102
Medicaid	1,326,654	1,323,157	1,357,596	1,368,198	5,375,605	1,312,517
Medicare Advantage	80,352	82,652	84,322	86,449	333,775	87,692
Private and other	403,320	415,510	415,467	403,166	1,637,463	397,550

	2,185,179	2,196,459	2,217,394	2,211,256	8,810,288	2,166,861

Patient day mix %:
Medicare	17	17	16	16	17	17
Medicaid	61	60	61	62	61	61
Medicare Advantage	4	4	4	4	4	4
Private and other	18	19	19	18	18	18

Revenues per patient day:
Medicare Part A	$457	$459	$464	$466	$461	$470
Total Medicare (including Part B)	497	500	508	510	503	513
Medicaid	165	167	166	170	167	168
Medicare Advantage	380	392	398	405	394	398
Private and other	235	232	234	239	235	238
Weighted average	243	245	243	246	244	249

Average daily census	24,280	24,137	24,102	24,035	24,138	24,076
Admissions (excludes managed facilities)	18,166	18,456	17,803	18,376	72,801	19,026
Occupancy %	89.3	88.9	88.9	88.9	89.0	89.0
Medicare average length of stay	34.8	35.5	36.3	35.1	35.4	33.7

Annualized employee turnover %	37.9	39.9	40.2	38.9		36.7

Rehabilitation data:
Revenue mix %:
Company-operated	61	60	59	64	61	64
Non-affiliated	39	40	41	36	39	36

Sites of service (at end of period)	661	659	660	622		619
Revenue per site	$177,984	$182,775	$185,797	$183,789	$730,345	$194,094

Therapist productivity %	84.8	84.8	83.5	83.8	84.2	83.8

Annualized employee turnover %	10.9	11.6	13.1	12.8		12.6

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/10
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$65	$91	$96	$102	$109	$249	$712	$694	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$196,000	$–	$–	$–	$196,000	$196,000

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

10.1	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C.

10.2	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C.

10.3	Employment Agreement dated as of March 30, 2010 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: May 7, 2010	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: May 7, 2010	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer