Form 10-Q
period 2010-06-30
KINDRED HEALTHCARE, INC
filed 2010-08-06
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Large accelerated filer  ☐    Accelerated filer   ☑    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2010
Common stock, $0.25 par value	39,481,189 shares

1 of 47

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$1,081,364	$1,073,054	$2,171,201	$2,142,528

Salaries, wages and benefits	612,205	620,830	1,239,380	1,236,048
Supplies	85,455	83,912	171,341	164,248
Rent	88,981	86,882	177,300	172,083
Other operating expenses	238,687	221,755	472,891	442,160
Other income	(2,857)	(2,823)	(5,941)	(5,695)
Depreciation and amortization	29,852	31,355	60,973	61,845
Interest expense	1,298	2,229	2,605	4,707
Investment (income) loss	377	(1,033)	(500)	(2,508)

	1,053,998	1,043,107	2,118,049	2,072,888

Income from continuing operations before income taxes	27,366	29,947	53,152	69,640
Provision for income taxes	11,230	12,409	21,861	28,761

Income from continuing operations	16,136	17,538	31,291	40,879
Discontinued operations, net of income taxes:
Income (loss) from operations	87	(897)	(67)	(1,478)
Gain (loss) on divestiture of operations	54	(24,051)	(83)	(24,051)

Net income (loss)	$16,277	$(7,410)	$31,141	$15,350

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.41	$0.45	$0.79	$1.05
Discontinued operations:
Income (loss) from operations	–	(0.02)	–	(0.04)
Gain (loss) on divestiture of operations	–	(0.62)	–	(0.62)

Net income (loss)	$0.41	$(0.19)	$0.79	$0.39

Diluted:
Income from continuing operations	$0.41	$0.45	$0.79	$1.05
Discontinued operations:
Income (loss) from operations	–	(0.02)	–	(0.04)
Gain (loss) on divestiture of operations	–	(0.62)	–	(0.62)

Net income (loss)	$0.41	$(0.19)	$0.79	$0.39

Shares used in computing earnings (loss) per common share:
Basic	38,756	38,307	38,691	38,246
Diluted	38,914	38,415	38,881	38,366

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,902	$16,303
Cash – restricted	5,508	5,820
Insurance subsidiary investments	63,010	106,834
Accounts receivable less allowance for loss of $16,996 – June 30, 2010 and $20,156 – December 31, 2009	628,207	610,959
Inventories	22,295	22,303
Deferred tax assets	20,236	42,791
Income taxes	22,235	17,447
Other	23,165	21,194

	797,558	843,651

Property and equipment	1,603,474	1,515,700
Accumulated depreciation	(805,596)	(765,602)

	797,878	750,098

Goodwill	81,680	81,223
Intangible assets less accumulated amortization of $3,089 – June 30, 2010 and $2,647 – December 31, 2009	68,039	64,491
Assets held for sale	11,221	8,806
Insurance subsidiary investments	112,963	100,223
Deferred tax assets	117,353	110,930
Other	64,938	62,802

	$2,051,630	$2,022,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,213	$161,066
Salaries, wages and other compensation	275,927	287,772
Due to third party payors	26,591	28,261
Professional liability risks	42,919	47,076
Other accrued liabilities	79,069	78,358
Long-term debt due within one year	88	86

	580,807	602,619

Long-term debt	140,003	147,647
Professional liability risks	213,629	195,126
Deferred credits and other liabilities	116,535	110,238

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,483 shares – June 30, 2010 and 39,104 shares – December 31, 2009	9,871	9,776
Capital in excess of par value	823,594	820,407
Accumulated other comprehensive loss	(624)	(423)
Retained earnings	167,815	136,834

	1,000,656	966,594

	$2,051,630	$2,022,224

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$16,277	$(7,410)	$31,141	$15,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,852	31,714	60,973	62,519
Amortization of stock-based compensation costs	2,746	2,660	5,521	5,099
Provision for doubtful accounts	5,846	7,631	12,277	14,647
Deferred income taxes	(3,264)	(7,328)	(10,727)	(9,507)
(Gain) loss on divestiture of discontinued operations	(54)	24,051	83	24,051
Other	1,089	32	926	236
Change in operating assets and liabilities:
Accounts receivable	29,601	22,274	(29,525)	(64,141)
Inventories and other assets	4,759	(2,026)	(6,486)	(9,561)
Accounts payable	(596)	170	(8,178)	(12,094)
Income taxes	(7,533)	2,878	21,753	46,101
Due to third party payors	(130)	(19,154)	(2,024)	(9,753)
Other accrued liabilities	18,349	27,405	7,212	21,870

Net cash provided by operating activities	96,942	82,897	82,946	84,817

Cash flows from investing activities:
Routine capital expenditures	(25,670)	(25,050)	(40,485)	(51,974)
Development capital expenditures	(12,288)	(13,846)	(19,855)	(26,908)
Acquisitions	(1,794)	(59,793)	(49,490)	(75,397)
Purchase of insurance subsidiary investments	(9,840)	(22,415)	(24,118)	(58,672)
Sale of insurance subsidiary investments	8,622	25,927	61,833	80,019
Net change in insurance subsidiary cash and cash equivalents	(1,926)	(4,783)	(7,501)	15,675
Change in other investments	2	2,000	2	2,000
Other	609	5,347	581	4,394

Net cash used in investing activities	(42,285)	(92,613)	(79,033)	(110,863)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	262,400	266,100	652,000	656,900
Repayment of borrowings under revolving credit	(319,000)	(359,900)	(659,600)	(731,500)
Payment of deferred financing costs	(31)	(118)	(53)	(427)
Issuance of common stock	–	–	35	–
Other	201	(89)	304	5

Net cash used in financing activities	(56,430)	(94,007)	(7,314)	(75,022)

Change in cash and cash equivalents	(1,773)	(103,723)	(3,401)	(101,068)
Cash and cash equivalents at beginning of period	14,675	143,450	16,303	140,795

Cash and cash equivalents at end of period	$12,902	$39,727	$12,902	$39,727

Supplemental information:
Interest payments	$1,391	$1,837	$2,266	$3,907
Income tax payments (refunds)	21,965	16,367	10,553	(8,803)

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At June 30, 2010, the Company’s hospital division operated 83 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s nursing center division operated 223 nursing and rehabilitation centers in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in Note 11). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIE, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs. However, the Company is not the primary beneficiary of these leases as it

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

lacks the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$16,277	$(7,410)	$31,141	$15,350
Net unrealized investment gains (losses), net of income taxes	(400)	1,169	(201)	315

Comprehensive income (loss)	$15,877	$(6,241)	$30,940	$15,665

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

The Company reclassified $0.4 million and $2.2 million of book overdrafts for the second quarter and six months ended June 30, 2009, respectively, from net cash used in financing activities to net cash used in operating activities in the accompanying unaudited condensed consolidated statement of cash flows to conform with the current period presentation. The reclassification had no impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2010, the Company held for sale one nursing center and two hospitals reported as discontinued operations.

In June 2009, the Company purchased for resale six under-performing nursing centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Nursing Centers were included in master lease agreements with Ventas. The Company does not have the ability to terminate a lease of an individual facility under the master lease agreements. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for the six months ended June 30, 2009. The Company recorded a pretax loss of $39.1 million ($24.0 million net of income taxes) in the second quarter of 2009 related to these divestitures.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$3,646	$16,970	$7,448	$33,082

Salaries, wages and benefits	2,506	9,877	5,011	18,987
Supplies	185	992	395	1,984
Rent	36	1,628	72	3,297
Other operating expenses	778	5,568	2,105	10,540
Depreciation	–	359	–	674
Interest expense	–	7	–	7
Investment income	–	(3)	(26)	(4)

	3,505	18,428	7,557	35,485

Income (loss) from operations before income taxes	141	(1,458)	(109)	(2,403)
Provision (benefit) for income taxes	54	(561)	(42)	(925)

Income (loss) from operations	87	(897)	(67)	(1,478)
Gain (loss) on divestiture of operations, net of income taxes	54	(24,051)	(83)	(24,051)

	$141	$(24,948)	$(150)	$(25,529)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Hospital division	$99	$1,286	$107	$2,349
Nursing center division	3,547	15,684	7,341	30,733

	$3,646	$16,970	$7,448	$33,082

Operating income (loss):
Hospital division	$(20)	$(642)	$(837)	$(1,492)
Nursing center division	197	1,175	774	3,063

	$177	$533	$(63)	$1,571

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rent:
Hospital division	$33	$11	$64	$101
Nursing center division	3	1,617	8	3,196

	$36	$1,628	$72	$3,297

Depreciation:
Hospital division	$–	$–	$–	$–
Nursing center division	–	359	–	674

	$–	$359	$–	$674

A summary of the net assets held for sale follows (in thousands):

	June 30, 2010	December 31, 2009
Long-term assets:
Property and equipment, net	$11,184	$8,723
Other	37	83

	11,221	8,806
Current liabilities (included in other accrued liabilities)	(402)	(422)

	$10,819	$8,384

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

The fair value of each of the acquisitions completed during the six months ended June 30, 2010 were measured using primarily discounted cash flow methodologies which is a Level 3 (as described in Note 11) measurement technique.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS (Continued)

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

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Medicare	$464,388	$456,298	$936,860	$919,027
Medicaid	263,452	269,182	529,427	535,327
Medicare Advantage	87,919	83,589	173,823	164,845
Other	341,918	336,071	684,094	666,039

	1,157,677	1,145,140	2,324,204	2,285,238
Eliminations	(76,313)	(72,086)	(153,003)	(142,710)

	$1,081,364	$1,073,054	$2,171,201	$2,142,528

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS (LOSS) PER SHARE (Continued)

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Income from continuing operations:
As reported in Statement of Operations	$16,136	$16,136	$17,538	$17,538	$31,291	$31,291	$40,879	$40,879
Allocation to participating unvested restricted stockholders	(300)	(299)	(323)	(322)	(578)	(575)	(762)	(759)

Available to common stockholders	$15,836	$15,837	$17,215	$17,216	$30,713	$30,716	$40,117	$40,120

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$87	$87	$(897)	$(897)	$(67)	$(67)	$(1,478)	$(1,478)
Allocation to participating unvested restricted stockholders	(2)	(2)	17	17	1	1	28	27

Available to common stockholders	$85	$85	$(880)	$(880)	$(66)	$(66)	$(1,450)	$(1,451)

Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$54	$54	$(24,051)	$(24,051)	$(83)	$(83)	$(24,051)	$(24,051)
Allocation to participating unvested restricted stockholders	(1)	(1)	442	441	2	2	448	447

Available to common stockholders	$53	$53	$(23,609)	$(23,610)	$(81)	$(81)	$(23,603)	$(23,604)

Net income (loss):
As reported in Statement of Operations	$16,277	$16,277	$(7,410)	$(7,410)	$31,141	$31,141	$15,350	$15,350
Allocation to participating unvested restricted stockholders	(303)	(302)	136	136	(575)	(572)	(286)	(285)

Available to common stockholders	$15,974	$15,975	$(7,274)	$(7,274)	$30,566	$30,569	$15,064	$15,065

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,756	38,756	38,307	38,307	38,691	38,691	38,246	38,246

Dilutive effect of employee stock options		158		108		190		120

Adjusted weighted average shares outstanding – diluted computation		38,914		38,415		38,881		38,366

Earnings (loss) per common share:
Income from continuing operations	$0.41	$0.41	$0.45	$0.45	$0.79	$0.79	$1.05	$1.05
Discontinued operations:
Income (loss) from operations	–	–	(0.02)	(0.02)	–	–	(0.04)	(0.04)
Gain (loss) on divestiture of operations	–	–	(0.62)	(0.62)	–	–	(0.62)	(0.62)

Net income (loss)	$0.41	$0.41	$(0.19)	$(0.19)	$0.79	$0.79	$0.39	$0.39

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		2,499		3,030		2,079		3,030

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

At June 30, 2010, the Company operated three business segments: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals. The nursing center division operates nursing and rehabilitation centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating income in the second quarter of 2010 included transaction costs approximating $0.9 million for the hospital division. Operating income for the six months ended June 30, 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate. Operating income for the six months ended June 30, 2010 also included transaction costs approximating $1.3 million for the hospital division and $0.4 million for the nursing center division.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The Company includes operating data for its hospice business in the rehabilitation division.

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Hospital division	$493,401	$487,145	$1,000,463	$979,654
Nursing center division	542,215	537,545	1,081,536	1,067,487
Rehabilitation division	122,061	120,450	242,205	238,097

	1,157,677	1,145,140	2,324,204	2,285,238
Eliminations	(76,313)	(72,086)	(153,003)	(142,710)

	$1,081,364	$1,073,054	$2,171,201	$2,142,528

Income from continuing operations:
Operating income (loss):
Hospital division	$90,893	$91,027	$185,926	$191,926
Nursing center division	76,493	79,522	146,742	155,096
Rehabilitation division	14,078	13,599	28,713	29,052
Corporate:
Overhead	(32,799)	(33,586)	(66,580)	(67,673)
Insurance subsidiary	(791)	(1,182)	(1,271)	(2,634)

	(33,590)	(34,768)	(67,851)	(70,307)

Operating income	147,874	149,380	293,530	305,767
Rent	(88,981)	(86,882)	(177,300)	(172,083)
Depreciation and amortization	(29,852)	(31,355)	(60,973)	(61,845)
Interest, net	(1,675)	(1,196)	(2,105)	(2,199)

Income from continuing operations before income taxes	27,366	29,947	53,152	69,640
Provision for income taxes	11,230	12,409	21,861	28,761

	$16,136	$17,538	$31,291	$40,879

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Rent:
Hospital division	$38,043	$36,834	$75,458	$73,279
Nursing center division	49,439	48,565	98,831	95,839
Rehabilitation division	1,470	1,459	2,945	2,910
Corporate	29	24	66	55

	$88,981	$86,882	$177,300	$172,083

Depreciation and amortization:
Hospital division	$12,549	$13,018	$25,563	$25,530
Nursing center division	11,185	12,038	23,298	23,723
Rehabilitation division	626	549	1,211	1,096
Corporate	5,492	5,750	10,901	11,496

	$29,852	$31,355	$60,973	$61,845

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$7,954	$5,335	$14,019	$10,179
Development	10,209	12,395	15,983	21,881

	18,163	17,730	30,002	32,060
Nursing center division:
Routine	9,135	10,495	13,184	28,759
Development	2,079	1,451	3,872	5,027

	11,214	11,946	17,056	33,786
Rehabilitation division	281	172	548	362
Corporate:
Information systems	7,853	8,838	11,999	12,291
Other	447	210	735	383

	$37,958	$38,896	$60,340	$78,882

			June 30, 2010	December 31, 2009
Assets at end of period:
Hospital division			$912,376	$867,332
Nursing center division			584,923	566,592
Rehabilitation division			61,286	53,856
Corporate			493,045	534,444

			$2,051,630	$2,022,224

Goodwill:
Hospital division			$68,875	$68,577
Nursing center division			1,048	889
Rehabilitation division			11,757	11,757

			$81,680	$81,223

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Professional liability:
Continuing operations	$15,568	$14,905	$32,838	$29,793
Discontinued operations	(394)	638	(829)	508
Workers compensation:
Continuing operations	$10,716	$9,317	$21,714	$19,163
Discontinued operations	(242)	(43)	(1,001)	(890)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2010			December 31, 2009
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$42,919	$20,091	$63,010	$84,953	$21,881	$106,834
Reinsurance recoverables	102	–	102	89	–	89
Other	–	320	320	–	321	321

	43,021	20,411	63,432	85,042	22,202	107,244
Non-current:
Insurance subsidiary investments	49,610	63,353	112,963	43,272	56,951	100,223
Reinsurance and other recoverables	36,128	2,626	38,754	29,446	2,030	31,476
Deposits	3,000	1,411	4,411	5,000	1,410	6,410
Other	–	133	133	–	36	36

	88,738	67,523	156,261	77,718	60,427	138,145

	$131,759	$87,934	$219,693	$162,760	$82,629	$245,389

Liabilities:
Allowance for insurance risks:
Current	$42,919	$22,126	$65,045	$47,076	$23,934	$71,010
Non-current	213,629	61,974	275,603	195,126	58,188	253,314

	$256,548	$84,100	$340,648	$242,202	$82,122	$324,324

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% to 5% depending upon the policy year. The discount rate was 2% for the 2010 and 2009 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $261.5 million at June 30, 2010 and $247.3 million at December 31, 2009.

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

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2010				December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$103,644	$–	$–	$103,644	$96,143	$–	$–	$96,143
Debt securities:
Corporate bonds	36,895	629	(168)	37,356	47,528	770	(102)	48,196
Debt securities issued by U.S. government agencies	16,297	165	(1)	16,461	37,788	223	(43)	37,968
Debt securities issued by foreign governments	1,019	8	(1)	1,026	624	–	(5)	619
U.S. Treasury notes	824	9	–	833	2,801	19	–	2,820
Commercial mortgage-backed securities	549	28	–	577	610	27	–	637

	55,584	839	(170)	56,253	89,351	1,039	(150)	90,240
Equities by industry:
Healthcare	1,573	2	(339)	1,236	1,573	16	(171)	1,418
Financial services	1,284	97	(176)	1,205	1,284	162	(155)	1,291
Oil and gas	921	5	(179)	747	1,257	8	(303)	962
Real estate	147	2	(23)	126	147	2	(24)	125
Other	7,446	22	(1,007)	6,461	8,470	80	(1,132)	7,418

	11,371	128	(1,724)	9,775	12,731	268	(1,785)	11,214
Commercial paper	6,301	3	(3)	6,301	9,449	14	(3)	9,460

	$176,900	$970	$(1,897)	$175,973	$207,674	$1,321	$(1,938)	$207,057

(a)	Includes $0.4 million and $4.7 million of money market funds at June 30, 2010 and December 31, 2009, respectively.

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

The Company considered the severity and duration of its unrealized losses and recognized a $0.7 million pretax other-than-temporary impairment in the second quarter of 2010 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at June 30, 2010 and all unrealized losses at June 30, 2009 to be temporary, the Company did not record any impairment losses related to these investments.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the six months ended June 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

NOTE 9 – LEASES

In April 2009, the Company entered into agreements with Ventas to renew the master lease agreements for an additional five years for 86 nursing centers and 22 LTAC hospitals (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10 – CONTINGENCIES (Continued)

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In addition, the Company is a party to a tax matters agreement with PharMerica Corporation, which sets forth the Company’s rights and obligations related to taxes for periods before and after the Company’s spin-off of its former institutional pharmacy business in 2007 and the related merger transaction which created PharMerica Corporation.

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

Other indemnifications – In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction, such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event.

NOTE 11 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance related to fair value measures referenced in Note 1 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

(Unaudited)

NOTE 11 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
June 30, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$37,356	$–	$37,356	$–
Debt securities issued by U.S. government agencies	–	16,461	–	16,461	–
Debt securities issued by foreign governments	–	1,026	–	1,026	–
U.S. Treasury notes	833	–	–	833	–
Commercial mortgage-backed securities	–	577	–	577	–

	833	55,420	–	56,253	–

Available-for-sale equity securities	9,775	–	–	9,775	–
Commercial paper	–	6,301	–	6,301	–
Money market funds	408	–	–	408	–

Total available-for-sale investments	11,016	61,721	–	72,737	–

Deposits held in money market funds	446	3,000	–	3,446	–

	$11,462	$64,721	$–	$76,183	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets	$–	$–	$–	$–	$–

Liabilities	$–	$–	$–	$–	$–

December 31, 2009:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$48,196	$–	$48,196	$–
Debt securities issued by U.S. government agencies	–	37,968	–	37,968	–
Debt securities issued by foreign governments	–	619	–	619	–
U.S. Treasury notes	2,820	–	–	2,820	–
Commercial mortgage-backed securities	–	637	–	637	–

	2,820	87,420	–	90,240	–

Available-for-sale equity securities	11,214	–	–	11,214	–
Commercial paper	–	9,460	–	9,460	–
Money market funds	4,692	–	–	4,692	–

Total available-for-sale investments	18,726	96,880	–	115,606	–

Deposits held in money market funds	351	3,000	–	3,351	–

	$19,077	$99,880	$–	$118,957	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased hospital	$–	$18,000	$–	$18,000	$–
Nursing centers available for sale	–	–	1,000	1,000	(21,870)

	$–	$18,000	$1,000	$19,000	$(21,870)

Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $103.2 million as of June 30, 2010 and $91.5 million as of December 31, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months or six months ended June 30, 2010 or June 30, 2009.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	June 30, 2010		December 31, 2009
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$12,902	$12,902	$16,303	$16,303
Cash–restricted	5,508	5,508	5,820	5,820
Insurance subsidiary investments	175,973	175,973	207,057	207,057
Tax refund escrow investments	213	213	215	215
Long-term debt, including amounts due within one year	140,091	140,064	147,733	147,724

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, development opportunities, plans and objectives of management and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States. At June 30, 2010, the Company’s hospital division operated 83 LTAC hospitals (6,576 licensed beds) in 24 states. The Company’s nursing center division operated 223 nursing and rehabilitation centers (27,708 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General (Continued)

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $6 million and $8 million for the second quarter of 2010 and 2009, respectively, and $12 million and $15 million for the six months ended June 30, 2010 and 2009, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 2% to 5% depending upon the policy year. The discount rate was 2% for the 2010 and 2009 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $257 million at June 30, 2010 and $242 million at December 31, 2009. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $262 million at June 30, 2010 and $247 million at December 31, 2009.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the six months ended June 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2010 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $16 million and $15 million for the second quarter of 2010 and 2009, respectively, and $33 million and $29 million for the six months ended June 30, 2010 and 2009, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at June 30, 2010 and $82 million at December 31, 2009. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $11 million and $9 million for the second quarter of 2010 and 2009, respectively, and $22 million and $19 million for the six months ended June 30, 2010 and 2009, respectively.

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

The Company’s effective income tax rate was 41.0% and 41.4% for the second quarter of 2010 and 2009, respectively, and 41.1% and 41.3% for the six months ended June 30, 2010 and 2009, respectively.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $138 million at June 30, 2010 and $154 million at December 31, 2009.

During the second quarter of 2010, the Company received approval from the Internal Revenue Service (the “IRS”) for an accounting method change for income tax purposes that will result in a non-recurring reduction in income tax payments of approximately $25 million in the second half of 2010. Earnings will not be impacted by this transaction.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing centers, rehabilitation services and hospice. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2010 and December 31, 2009 follows (in thousands):

	June 30, 2010	December 31, 2009
Hospitals	$68,875	$68,577
Nursing centers	1,048	889
Rehabilitation services	3,363	3,363
Hospice	8,394	8,394

	$81,680	$81,223

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets, no impairment charges were recorded in connection with the Company’s annual impairment tests at December 31, 2009. The Company did not believe that any of its reporting units were at risk of failing the step one impairment test at December 31, 2009.

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

The Company has determined that during the six months ended June 30, 2010 there were no events or changes in circumstances since December 31, 2009 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of June 30, 2010 and December 31, 2009, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of the assets may be required. In addition, reductions in revenues in the Company’s rehabilitation services business that may result from the transition to RUGs IV (as defined) or the proposed reductions in Medicare Part B rates could result in the impairment of a portion or all of the goodwill for that reporting unit. At June 30, 2010, the amount of goodwill associated with the Company’s rehabilitation services reporting unit aggregated $3 million. See “Other Information – Effects of inflation and changing prices.”

An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Requirements

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 (as described in Note 11 of the notes to condensed consolidated financial statements). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIE, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs. However, the Company is not the primary beneficiary of these leases as it lacks the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

Results of Operations – Continuing Operations

Hospital division

Revenues increased 1% in the second quarter of 2010 to $493 million compared to $487 million in the second quarter of 2009 and increased 2% to $1.0 billion for the six months ended June 30, 2010 from $980 million in the same period in 2009. Revenue growth in both periods was primarily a result of increased admissions, the development of new hospitals and, in the second quarter of 2010, increases in Medicare reimbursement rates. Aggregate same-facility admissions increased 1% in the second quarter of 2010 and 2% for the six months ended June 30, 2010 compared to the respective prior year periods. Commercial same-facility admissions rose 6% in the second quarter of 2010 and 9% for the six months ended June 30, 2010 compared to the respective prior year periods.

Hospital operating margins declined in the second quarter of 2010 and for the six months ended June 30, 2010 compared to the same periods in 2009 as growth in ancillary expenses, supply expenses and professional liability costs exceeded the growth in overall revenues. Ancillary expenses, such as rehabilitation, pharmacy and outside services, increased 4% in both the second quarter of 2010 and for the six months ended June 30, 2010 compared to the same respective periods in 2009 as a result of increased utilization and higher prices. Supply expenses increased 1% and 4% in the second quarter of 2010 and for the six months ended June 30, 2010, respectively, compared to the same respective periods in 2009 primarily as a result of increased utilization. Operating results in the second quarter of 2010 included approximately $1 million related to transaction costs. Operating results for the six months ended June 30, 2010 included approximately $3 million related to severance and transaction costs.

Hospital wage and benefit costs of $221 million in the second quarter of 2010 were relatively unchanged compared to the same period in 2009 and increased 2% to $449 million for the six months ended June 30, 2010 from $439 million in the same period in 2009. Average hourly wage rates were relatively unchanged in the second quarter of 2010 and for the six months ended June 30, 2010 compared to the respective prior year periods. Employee benefit costs decreased 2% in the second quarter of 2010 and were relatively unchanged for the six months ended June 30, 2010 compared to the respective prior year periods, primarily as a result of lower employee health insurance costs.

Professional liability costs were $8 million and $7 million in the second quarter of 2010 and 2009, respectively, and $16 million and $13 million for the six months ended June 30, 2010 and 2009, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division

Revenues increased 1% in the second quarter of 2010 to $543 million compared to $538 million in the second quarter of 2009 and increased 1% to $1.1 billion for the six months ended June 30, 2010 compared to the same period in 2009. Revenue growth in both periods was primarily attributable to reimbursement rate increases that reflected inflationary adjustments and higher average patient acuity. Aggregate admissions increased 3% in the second quarter of 2010 and 4% for the six months ended June 30, 2010 compared to the respective prior year periods. Aggregate patient days declined 2% in the second quarter of 2010 and 1% for the six months ended June 30, 2010 compared to the respective prior year periods.

Nursing center operating margins declined in the second quarter of 2010 compared to the same period in 2009 primarily as a result of 4% growth in ancillary expenses such as rehabilitation and pharmacy services. Nursing center operating margins declined for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of 5% growth in ancillary expenses. Growth in ancillary services in both periods was a result of higher patient acuity levels. Operating results for the six months ended June 30, 2010 included approximately $1 million related to severance and transaction costs.

Nursing center wage and benefit costs declined 3% to $265 million in the second quarter of 2010 from $272 million in the same period in 2009 and declined 1% to $538 million for the six months ended June 30, 2010 from $545 million in the same period in 2009. Average hourly wage rates increased 3% in the second quarter of 2010 and 2% for the six months ended June 30, 2010 compared to the respective prior year periods. Employee benefit costs decreased 5% in the second quarter of 2010 and 3% for the six months ended June 30, 2010 compared to the respective prior year periods, primarily as a result of lower employee health insurance costs.

Professional liability costs were $8 million in the second quarter of both 2010 and 2009, and $16 million for the six months ended June 30, 2010 and 2009.

Rehabilitation division

Revenues increased 1% in the second quarter of 2010 to $122 million compared to $121 million in the second quarter of 2009 and increased 2% to $242 million for the six months ended June 30, 2010 from $238 million in the same period in 2009. The increase in revenues in both periods was primarily attributable to growth in the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $45 million and $49 million in the second quarter of 2010 and 2009, respectively, and $89 million and $95 million for the six months ended June 30, 2010 and 2009, respectively.

Operating margins increased for the second quarter of 2010 compared to the respective prior year period primarily due to improvements in therapist productivity levels and the volume of services provided to existing customers. Operating margins declined for the six months ended June 30, 2010 compared to the respective prior year period as growth in operating expenses exceeded revenue growth for the period. Revenue growth was slowed during the second quarter of 2010 and for the six months ended June 30, 2010 as a result of Medicare reimbursement rate pressures experienced by existing customers.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $33 million and $34 million in the second quarter of 2010 and 2009, respectively, and $67 million and $68 million for the six months ended June 30, 2010 and 2009, respectively. As a percentage of consolidated revenues, corporate overhead totaled 3.0% and 3.1% in the second quarter of 2010 and 2009, respectively, and totaled 3.1% and 3.2% for the six months ended June 30, 2010 and 2009, respectively. Operating results for the six months ended June 30, 2010 included approximately $1 million related to retirement costs.

Corporate expenses included operating losses from the Company’s limited purpose insurance subsidiary of $1 million in the second quarter of both 2010 and 2009, and $1 million and $2 million for the six months ended June 30, 2010 and 2009, respectively.

Capital costs

Rent expense increased 2% to $89 million in the second quarter of 2010 compared to $87 million in the second quarter of 2009 and increased 3% to $178 million for the six months ended June 30, 2010 from $172 million in the same period in 2009. The increase in both periods resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense decreased 5% in the second quarter of 2010 to $30 million compared to $32 million in the second quarter of 2009 and decreased 1% to $61 million for the six months ended June 30, 2010 from $62 million in the same period in 2009. The decrease in both periods was primarily the result of increases in assets becoming fully depreciated and lower routine and development capital expenditures.

Interest expense declined to $2 million in the second quarter of 2010 from $3 million in the second quarter of 2009 and declined to $3 million from $5 million for the six months ended June 30, 2010. The decline in both periods was primarily attributable to lower interest rates and lower borrowing levels under the Company’s revolving credit facility compared to the respective prior year periods.

Investment loss related primarily to the Company’s insurance subsidiary investments totaled $0.4 million in the second quarter of 2010 compared to investment income of $2 million in the second quarter of 2009, and investment income totaled $1 million and $3 million for the six months ended June 30, 2010 and 2009, respectively. Investment loss for the second quarter of 2010 included a $1 million pretax other-than-temporary impairment of various investments held in the Company’s insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at June 30, 2010 and all unrealized losses at June 30, 2009 to be temporary, the Company did not record any impairment losses related to these investments. In addition, the decline in investment income for the second quarter and six months ended June 30, 2010 was primarily attributable to lower investment yields on the Company’s insurance subsidiary’s investment portfolio compared to the same periods last year.

Consolidated results

Income from continuing operations before income taxes decreased 9% to $27 million in the second quarter of 2010 compared to $30 million in the second quarter of 2009 and decreased 24% to $53 million for the six

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Consolidated results (Continued)

months ended June 30, 2010 from $70 million in the same period in 2009. Income from continuing operations decreased 8% to $16 million in the second quarter of 2010 compared to $17 million in the second quarter of 2009 and decreased 23% to $31 million for the six months ended June 30, 2010 from $41 million in the same period in 2009.

Results of Operations – Discontinued Operations

Income from discontinued operations was $0.1 million in the second quarter of 2010 compared to a loss of $1 million in the second quarter of 2009. Loss from discontinued operations was $0.1 million for the six months ended June 30, 2010 compared to $2 million for the six months ended June 30, 2009.

The Company recorded a pretax loss on the divestiture of operations of $39 million ($24 million net of income taxes) during the second quarter of 2009 related to the planned divestiture of the Nursing Centers.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $83 million for the six months ended June 30, 2010 compared to $85 million for the same period in 2009. Operating cash flows were favorably impacted by improved accounts receivable collections for the six months ended June 30, 2010 as compared to the same period in 2009. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance its ongoing development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $13 million at June 30, 2010 compared to $16 million at December 31, 2009. The Company’s long-term debt, comprised principally of borrowings under the Company’s revolving credit facility, aggregated $140 million at June 30, 2010 compared to $148 million at December 31, 2009. Based upon the Company’s existing cash levels, expected operating cash flows and the availability of borrowings under the Company’s revolving credit facility ($361 million at June 30, 2010), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

During the second quarter of 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that will result in a non-recurring reduction in income tax payments of approximately $25 million in the second half of 2010.

Strategic divestitures

In June 2009, the Company purchased the Nursing Centers from Ventas for approximately $56 million. In addition, the Company paid a lease termination fee of approximately $2 million. The Nursing Centers were included in master lease agreements with Ventas. The Company does not have the ability to terminate a lease of an individual facility under the master lease agreements. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $3 million for the six months ended June 30, 2009.

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

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at June 30, 2010.

Despite the instability within the financial markets both nationally and globally, the Company has not experienced any individual lender limitations to extend credit under its revolving credit facility. However, the obligations of each of the lending institutions in the Company’s revolving credit facility are separate and the availability of future borrowings under the Company’s revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events, including bankruptcy of a lending institution.

In April 2009, the Company entered into agreements with Ventas to renew the master lease agreements for an additional five years for the Renewal Facilities. The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the six months ended June 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Capital Resources

Excluding acquisitions, routine capital expenditures totaled $40 million for the six months ended June 30, 2010 compared to $52 million for the same period in 2009. Hospital development capital expenditures totaled $16 million for the six months ended June 30, 2010 compared to $22 million for the same period in 2009. Nursing center development capital expenditures totaled $4 million for the six months ended June 30, 2010 compared to $5 million for the same period in 2009. Excluding acquisitions, the Company anticipates that routine capital expenditures in 2010 should approximate $115 million to $120 million, hospital development capital expenditures should approximate $45 million to $50 million and nursing center development capital expenditures related to transitional care centers and units should approximate $25 million to $30 million. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At June 30, 2010, the estimated cost to complete and equip construction in progress approximated $57 million.

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

The acquisitions noted above were all financed through borrowings under the Company’s revolving credit facility.

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

Various healthcare reform provisions became law when the Patient Protection and Affordable Care Act was enacted on March 23, 2010 and the Healthcare Education and Reconciliation Act was enacted on March 30, 2010 (collectively, the Affordable Care Act (the “ACA”)). The reforms contained in these bills will impact each of the Company’s businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. The reforms include modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The ACA enacted a series of reductions to the annual market basket payment updates for LTAC hospitals. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including both LTAC hospitals and skilled nursing facilities, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals and skilled nursing facilities are scheduled to be implemented on October 1, 2011.

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

The SCHIP Extension Act became law on December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of Health and Human Services on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the policy known as the “25 Percent Rule” (described below) to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS;

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

The ACA revised certain provisions of the SCHIP Extension Act. The moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, the payment reductions due to the very short-stay outlier provisions and application of the “25 Percent Rule” to freestanding hospitals have been extended from three years to five years. In addition, the periods during which LTAC hospitals may admit up to 50% of their patients from co-located hospitals and during which LTAC hospitals may admit up to 75% of their patients from a MSA Dominant hospital have been extended from three years to five years as well.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the policy known as the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital (“HIH”) will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At June 30, 2010, the Company operated 15 HIHs with 633 licensed beds.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 0.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $18,425. These final regulations also include a recalibration of the MS-LTC-DRG payment weights. CMS indicated that all of these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights. On April 1, 2010, CMS reduced the October 1, 2009 standard federal payment rate by 0.25% as mandated by the ACA.

On July 30, 2010, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2010. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 2.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) an offset of 0.5% applied to the standard federal payment rate as mandated by the ACA; (4) adjustments to area wage indexes; and (5) an increase in the high cost outlier threshold per discharge to $18,785. CMS indicated that all of these changes will result in a 0.5% increase to average Medicare payments to LTAC hospitals.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%; (2) updates to the wage indexes which adjust the federal payment; and (3) a reduction in the resource utilization grouping (“RUG”) indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that would increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. However, the ACA enacted a delay in the implementation of RUGs IV until October 1, 2011, while maintaining the provisions related to concurrent therapy and look-back periods set forth in the July 31, 2009 final payment rule. While the Company is unable to estimate the impact of these changes, the operating results of its contract rehabilitation services business may be adversely affected.

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%. In addition, CMS plans to begin paying claims, effective October 1, 2010, on an interim basis, using the RUGs IV system until CMS has created the infrastructure necessary to support a hybrid system required by the ACA. Once that infrastructure is in place, claims will be adjusted retroactively to October 1, 2010 as necessary. CMS intends that the conversion from RUGs IV to the hybrid classification system will be budget neutral.

On June 25, 2010, CMS issued a proposed rule related to rate changes to Medicare Part B therapy services included in the proposed Medicare Physician Fee Schedule rule. The proposed rule is subject to a 60-day public comment period and is scheduled to become effective January 1, 2011. The proposed rule provides for a rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. CMS projects that the proposed rule will result in an approximate 10% rate reduction (net of a 2.2% rate increase enacted recently as part of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010) for Medicare Part B therapy services in calendar year 2011. Based upon the Company’s historical Medicare Part B therapy services data, the Company estimates that this proposed rule would reduce the Company’s Medicare revenues related to Part B therapy services by approximately $11 million per year beginning in 2011. The Company is continuing to evaluate the impact of the proposed rule on its operations.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The ACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$1,089,837	$1,081,364

Salaries, wages and benefits	615,218	620,830	629,077	617,961	627,175	612,205
Supplies	80,336	83,912	82,400	86,408	85,886	85,455
Rent	85,201	86,882	88,081	88,084	88,319	88,981
Other operating expenses	220,405	221,755	221,524	222,521	234,204	238,687
Other income	(2,872)	(2,823)	(2,870)	(2,947)	(3,084)	(2,857)
Depreciation and amortization	30,490	31,355	31,992	31,893	31,121	29,852
Interest expense	2,478	2,229	1,741	1,432	1,307	1,298
Investment (income) loss	(1,475)	(1,033)	(746)	(1,159)	(877)	377

	1,029,781	1,043,107	1,051,199	1,044,193	1,064,051	1,053,998

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	25,786	27,366
Provision for income taxes	16,352	12,409	901	9,453	10,631	11,230

Income from continuing operations	23,341	17,538	5,388	16,345	15,155	16,136
Discontinued operations, net of income taxes:
Income (loss) from operations	(581)	(897)	13	2,396	(154)	87
Gain (loss) on divestiture of operations	–	(24,051)	52	567	(137)	54

Net income (loss)	$22,760	$(7,410)	$5,453	$19,308	$14,864	$16,277

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$0.38	$0.41
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	–	–
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	–	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$0.38	$0.41

Diluted:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$0.38	$0.41
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	–	–
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	–	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$0.38	$0.41

Shares used in computing earnings (loss) per common share:
Basic	38,184	38,307	38,398	38,465	38,626	38,756
Diluted	38,315	38,415	38,524	38,693	38,859	38,914

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$492,509	$487,145	$468,069	$485,169	$507,062	$493,401
Nursing center division	529,942	537,545	539,217	543,638	539,321	542,215
Rehabilitation division	117,647	120,450	122,625	114,316	120,144	122,061

	1,140,098	1,145,140	1,129,911	1,143,123	1,166,527	1,157,677
Eliminations	(70,624)	(72,086)	(72,423)	(73,132)	(76,690)	(76,313)

	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$1,089,837	$1,081,364

Income from continuing operations:
Operating income (loss):
Hospital division	$100,899	$91,027	$78,674	$93,211	$95,033	$90,893 (a)
Nursing center division	75,574	79,522	73,383	77,111	70,249	76,493
Rehabilitation division	15,453	13,599	10,912	10,628	14,635	14,078
Corporate:
Overhead	(34,087)	(33,586)	(33,843)	(33,120)	(33,781)	(32,799)
Insurance subsidiary	(1,452)	(1,182)	(1,769)	(1,782)	(480)	(791)

	(35,539)	(34,768)	(35,612)	(34,902)	(34,261)	(33,590)

Operating income	156,387	149,380	127,357	146,048	145,656	147,874
Rent	(85,201)	(86,882)	(88,081)	(88,084)	(88,319)	(88,981)
Depreciation and amortization	(30,490)	(31,355)	(31,992)	(31,893)	(31,121)	(29,852)
Interest, net	(1,003)	(1,196)	(995)	(273)	(430)	(1,675)

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	25,786	27,366
Provision for income taxes	16,352	12,409	901	9,453	10,631	11,230

	$23,341	$17,538	$5,388	$16,345	$15,155	$16,136

(a) Includes transaction costs approximating $0.9 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$36,445	$36,834	$37,062	$37,153	$37,415	$38,043
Nursing center division	47,274	48,565	49,471	49,525	49,392	49,439
Rehabilitation division	1,451	1,459	1,495	1,373	1,475	1,470
Corporate	31	24	53	33	37	29

	$85,201	$86,882	$88,081	$88,084	$88,319	$88,981

Depreciation and amortization:
Hospital division	$12,512	$13,018	$13,275	$13,127	$13,014	$12,549
Nursing center division	11,685	12,038	12,408	12,500	12,113	11,185
Rehabilitation division	547	549	584	611	585	626
Corporate	5,746	5,750	5,725	5,655	5,409	5,492

	$30,490	$31,355	$31,992	$31,893	$31,121	$29,852

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$4,844	$5,335	$10,226	$6,311	$6,065	$7,954
Development	9,486	12,395	10,884	9,606	5,774	10,209

	14,330	17,730	21,110	15,917	11,839	18,163
Nursing center division:
Routine	18,264	10,495	5,774	5,130	4,049	9,135
Development	3,576	1,451	597	63	1,793	2,079

	21,840	11,946	6,371	5,193	5,842	11,214
Rehabilitation division	190	172	269	412	267	281
Corporate:
Information systems	3,453	8,838	6,152	9,998	4,146	7,853
Other	173	210	73	1,231	288	447

	$39,986	$38,896	$33,975	$32,751	$22,382	$37,958

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Second Quarter 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$493,401	$542,215	$122,061	$–	$(76,313)	$1,081,364

Salaries, wages and benefits	221,086	264,653	101,982	24,484	–	612,205
Supplies	57,150	27,448	726	131	–	85,455
Rent	38,043	49,439	1,470	29	–	88,981
Other operating expenses	124,272	173,621	5,275	11,832	(76,313)	238,687
Other income	–	–	–	(2,857)	–	(2,857)
Depreciation and amortization	12,549	11,185	626	5,492	–	29,852
Interest expense	1	29	–	1,268	–	1,298
Investment (income) loss	–	(17)	(3)	397	–	377

	453,101	526,358	110,076	40,776	(76,313)	1,053,998

Income from continuing operations before income taxes	$40,300	$15,857	$11,985	$(40,776)	$–	27,366

Provision for income taxes						11,230

Income from continuing operations						$16,136

	Second Quarter 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$487,145	$537,545	$120,450	$–	$(72,086)	$1,073,054

Salaries, wages and benefits	220,628	272,801	101,824	25,577	–	620,830
Supplies	56,430	26,795	553	134	–	83,912
Rent	36,834	48,565	1,459	24	–	86,882
Other operating expenses	119,060	158,427	4,474	11,880	(72,086)	221,755
Other income	–	–	–	(2,823)	–	(2,823)
Depreciation and amortization	13,018	12,038	549	5,750	–	31,355
Interest expense	1	28	–	2,200	–	2,229
Investment (income) loss	3	(17)	(2)	(1,017)	–	(1,033)

	445,974	518,637	108,857	41,725	(72,086)	1,043,107

Income from continuing operations before income taxes	$41,171	$18,908	$11,593	$(41,725)	$–	29,947

Provision for income taxes						12,409

Income from continuing operations						$17,538

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Six months ended June 30, 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,000,463	$1,081,536	$242,205	$–	$(153,003)	$2,171,201

Salaries, wages and benefits	448,727	537,895	202,494	50,264	–	1,239,380
Supplies	115,084	54,576	1,413	268	–	171,341
Rent	75,458	98,831	2,945	66	–	177,300
Other operating expenses	250,726	342,323	9,585	23,260	(153,003)	472,891
Other income	–	–	–	(5,941)	–	(5,941)
Depreciation and amortization	25,563	23,298	1,211	10,901	–	60,973
Interest expense	3	60	–	2,542	–	2,605
Investment income	(1)	(35)	(4)	(460)	–	(500)

	915,560	1,056,948	217,644	80,900	(153,003)	2,118,049

Income from continuing operations before income taxes	$84,903	$24,588	$24,561	$(80,900)	$–	53,152

Provision for income taxes						21,861

Income from continuing operations						$31,291

	Six months ended June 30, 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$979,654	$1,067,487	$238,097	$–	$(142,710)	$2,142,528

Salaries, wages and benefits	438,873	545,283	200,020	51,872	–	1,236,048
Supplies	110,575	52,347	1,040	286	–	164,248
Rent	73,279	95,839	2,910	55	–	172,083
Other operating expenses	238,280	314,761	7,985	23,844	(142,710)	442,160
Other income	–	–	–	(5,695)	–	(5,695)
Depreciation and amortization	25,530	23,723	1,096	11,496	–	61,845
Interest expense	1	68	–	4,638	–	4,707
Investment income	(4)	(75)	(4)	(2,425)	–	(2,508)

	886,534	1,031,946	213,047	84,071	(142,710)	2,072,888

Income from continuing operations before income taxes	$93,120	$35,541	$25,050	$(84,071)	$–	69,640

Provision for income taxes						28,761

Income from continuing operations						$40,879

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals	82	82	82	83	83	83
Number of licensed beds	6,520	6,520	6,520	6,580	6,580	6,576

Revenue mix %:
Medicare	56	55	55	56	56	56
Medicaid	10	10	11	9	9	9
Medicare Advantage	10	11	9	9	10	10
Commercial insurance and other	24	24	25	26	25	25

Admissions:
Medicare	7,421	7,117	6,875	7,283	7,432	7,125
Medicaid	1,052	1,053	1,165	984	997	990
Medicare Advantage	1,094	1,091	926	919	1,129	1,106
Commercial insurance and other	1,921	1,869	1,969	2,280	2,262	2,048

	11,488	11,130	10,935	11,466	11,820	11,269

Admissions mix %:
Medicare	65	64	63	63	63	63
Medicaid	9	9	11	9	8	9
Medicare Advantage	9	10	8	8	10	10
Commercial insurance and other	17	17	18	20	19	18

Patient days:
Medicare	197,377	197,203	188,712	196,067	202,882	195,964
Medicaid	50,868	50,485	53,585	47,352	47,813	45,952
Medicare Advantage	35,229	36,806	29,912	30,315	34,524	36,000
Commercial insurance and other	65,509	61,960	65,717	74,253	75,483	70,651

	348,983	346,454	337,926	347,987	360,702	348,567

Average length of stay:
Medicare	26.6	27.7	27.4	26.9	27.3	27.5
Medicaid	48.4	47.9	46.0	48.1	48.0	46.4
Medicare Advantage	32.2	33.7	32.3	33.0	30.6	32.5
Commercial insurance and other	34.1	33.2	33.4	32.6	33.4	34.5
Weighted average	30.4	31.1	30.9	30.3	30.5	30.9

Revenues per admission:
Medicare	$37,262	$37,748	$37,105	$37,620	$38,078	$38,938
Medicaid	45,160	45,759	43,640	43,314	45,738	42,774
Medicare Advantage	46,387	46,950	47,597	47,807	45,187	46,169
Commercial insurance and other	61,286	63,716	59,957	54,662	56,344	59,842
Weighted average	42,872	43,769	42,805	42,314	42,899	43,784

Revenues per patient day:
Medicare	$1,401	$1,362	$1,352	$1,397	$1,395	$1,416
Medicaid	934	954	949	900	954	922
Medicare Advantage	1,440	1,392	1,473	1,449	1,478	1,418
Commercial insurance and other	1,797	1,922	1,796	1,678	1,688	1,735
Weighted average	1,411	1,406	1,385	1,394	1,406	1,416

Medicare case mix index (discharged patients only)	1.22	1.23	1.19	1.18	1.21	1.21

Average daily census	3,878	3,807	3,673	3,782	4,008	3,830
Occupancy %	66.0	64.7	63.6	64.3	68.2	66.1

Annualized employee turnover %	21.3	22.1	22.8	22.1	21.8	22.6

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second
Nursing center data:
End of period data:
Number of nursing centers:
Owned or leased	218	218	218	218	218	219
Managed	4	4	4	4	4	4

	222	222	222	222	222	223

Number of licensed beds:
Owned or leased	27,138	27,138	27,086	27,038	27,038	27,223
Managed	485	485	485	485	485	485

	27,623	27,623	27,571	27,523	27,523	27,708

Revenue mix %:
Medicare	35	35	34	33	35	34
Medicaid	41	41	42	43	41	41
Medicare Advantage	6	6	6	6	6	7
Private and other	18	18	18	18	18	18

Patient days (excludes managed facilities):
Medicare	374,853	375,140	360,009	353,443	369,102	363,149
Medicaid	1,326,654	1,323,157	1,357,596	1,368,198	1,312,517	1,292,246
Medicare Advantage	80,352	82,652	84,322	86,449	87,692	92,051
Private and other	403,320	415,510	415,467	403,166	397,550	415,921

	2,185,179	2,196,459	2,217,394	2,211,256	2,166,861	2,163,367

Patient day mix %:
Medicare	17	17	16	16	17	17
Medicaid	61	60	61	62	61	60
Medicare Advantage	4	4	4	4	4	4
Private and other	18	19	19	18	18	19

Revenues per patient day:
Medicare Part A	$457	$459	$464	$466	$470	$469
Total Medicare (including Part B)	497	500	508	510	513	515
Medicaid	165	167	166	170	168	171
Medicare Advantage	380	392	398	405	398	400
Private and other	235	232	234	239	238	234
Weighted average	243	245	243	246	249	250

Average daily census	24,280	24,137	24,102	24,035	24,076	23,773
Admissions (excludes managed facilities)	18,166	18,456	17,803	18,376	19,026	18,924
Occupancy %	89.3	88.9	88.9	88.9	89.0	87.3
Medicare average length of stay	34.8	35.5	36.3	35.1	33.7	35.2

Annualized employee turnover %	37.9	39.9	40.2	38.9	36.7	38.8

Rehabilitation data:
Revenue mix %:
Company-operated	61	60	59	64	64	63
Non-affiliated	39	40	41	36	36	37

Sites of service (at end of period)	661	659	660	622	619	633
Revenue per site	$177,984	$182,775	$185,797	$183,789	$194,094	$192,829

Therapist productivity %	84.8	84.8	83.5	83.8	83.8	84.2

Annualized employee turnover %	10.9	11.6	13.1	12.8	12.6	14.2

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/10
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$44	$91	$96	$102	$109	$249	$691	$664	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$139,400	$–	$–	$–	$139,400	$139,400

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KINDRED HEALTHCARE, INC.

Date: August 6, 2010	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 6, 2010	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer