Form 10-Q
period 2010-09-30
KINDRED HEALTHCARE, INC
filed 2010-11-08
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  ☐     Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting  company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2010
Common stock, $0.25 par value	39,480,570 shares

1 of 48

KINDRED HEALTHCARE, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Statement of Operations — for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009	3
	Condensed Consolidated Balance Sheet — September 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statement of Cash Flows — for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 6.	Exhibits	47

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$1,053,012	$1,057,488	$3,224,213	$3,200,016

Salaries, wages and benefits	613,607	629,077	1,852,987	1,865,125
Supplies	83,753	82,400	255,094	246,648
Rent	89,295	88,081	266,595	260,164
Other operating expenses	234,968	221,524	707,859	663,684
Other income	(2,794)	(2,870)	(8,735)	(8,565)
Depreciation and amortization	29,167	31,992	90,140	93,837
Interest expense	1,642	1,741	4,247	6,448
Investment income	(403)	(746)	(903)	(3,254)

	1,049,235	1,051,199	3,167,284	3,124,087

Income from continuing operations before income taxes	3,777	6,289	56,929	75,929
Provision (benefit) for income taxes	(1,323)	901	20,538	29,662

Income from continuing operations	5,100	5,388	36,391	46,267
Discontinued operations, net of income taxes:
Income (loss) from operations	(260)	13	(327)	(1,465)
Gain (loss) on divestiture of operations	86	52	3	(23,999)

Net income	$4,926	$5,453	$36,067	$20,803

Earnings per common share:
Basic:
Income from continuing operations	$0.13	$0.14	$0.92	$1.19
Discontinued operations:
Income (loss) from operations	(0.01)	–	(0.01)	(0.04)
Gain (loss) on divestiture of operations	–	–	–	(0.62)

Net income	$0.12	$0.14	$0.91	$0.53

Diluted:
Income from continuing operations	$0.13	$0.14	$0.92	$1.18
Discontinued operations:
Income (loss) from operations	(0.01)	–	(0.01)	(0.04)
Gain (loss) on divestiture of operations	–	–	–	(0.61)

Net income	$0.12	$0.14	$0.91	$0.53

Shares used in computing earnings per common share:
Basic	38,778	38,398	38,720	38,297
Diluted	38,838	38,524	38,855	38,419

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,321	$16,303
Cash – restricted	5,383	5,820
Insurance subsidiary investments	63,344	106,834
Accounts receivable less allowance for loss of $16,775 – September 30, 2010 and $20,156 – December 31, 2009	613,951	610,959
Inventories	22,313	22,303
Deferred tax assets	29,107	42,791
Income taxes	13,481	17,447
Other	21,366	21,194

	784,266	843,651

Property and equipment	1,682,692	1,515,700
Accumulated depreciation	(834,096)	(765,602)

	848,596	750,098

Goodwill	86,711	81,223
Intangible assets less accumulated amortization of $3,312 – September 30, 2010 and $2,647 – December 31, 2009	71,038	64,491
Assets held for sale	11,279	8,806
Insurance subsidiary investments	116,348	100,223
Deferred tax assets	114,183	110,930
Other	68,606	62,802

	$2,101,027	$2,022,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,037	$161,066
Salaries, wages and other compensation	284,506	287,772
Due to third party payors	38,575	28,261
Professional liability risks	42,892	47,076
Other accrued liabilities	84,177	78,358
Long-term debt due within one year	89	86

	599,276	602,619

Long-term debt	165,080	147,647
Professional liability risks	216,146	195,126
Deferred credits and other liabilities	111,693	110,238

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,476 shares – September 30, 2010 and 39,104 shares – December 31, 2009	9,869	9,776
Capital in excess of par value	826,060	820,407
Accumulated other comprehensive income (loss)	162	(423)
Retained earnings	172,741	136,834

	1,008,832	966,594

	$2,101,027	$2,022,224

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$4,926	$5,453	$36,067	$20,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,167	31,992	90,140	94,511
Amortization of stock-based compensation costs	2,593	2,449	8,114	7,548
Provision for doubtful accounts	6,110	7,100	18,387	21,747
Deferred income taxes	(3,017)	4,286	(13,744)	(5,221)
(Gain) loss on divestiture of discontinued operations	(86)	(52)	(3)	23,999
Other	(2,792)	(1,428)	(1,866)	(1,192)
Change in operating assets and liabilities:
Accounts receivable	8,146	(11,934)	(21,379)	(76,075)
Inventories and other assets	(1,088)	(2,194)	(7,574)	(11,755)
Accounts payable	(7,515)	7,972	(15,693)	(4,122)
Income taxes	3,981	(7,727)	25,734	38,374
Due to third party payors	12,123	5,413	10,099	(4,340)
Other accrued liabilities	15,361	16,062	22,573	37,932

Net cash provided by operating activities	67,909	57,392	150,855	142,209

Cash flows from investing activities:
Routine capital expenditures	(28,623)	(22,494)	(69,108)	(74,468)
Development capital expenditures	(20,364)	(11,481)	(40,219)	(38,389)
Acquisitions	(38,379)	(8,035)	(87,869)	(83,432)
Sale of assets	–	14,019	–	14,019
Purchase of insurance subsidiary investments	(10,566)	(18,808)	(34,684)	(77,480)
Sale of insurance subsidiary investments	11,138	17,658	72,971	97,677
Net change in insurance subsidiary cash and cash equivalents	(3,111)	1,177	(10,612)	16,852
Change in other investments	–	2	2	2,002
Other	698	(517)	1,279	3,877

Net cash used in investing activities	(89,207)	(28,479)	(168,240)	(139,342)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	457,900	295,600	1,109,900	952,500
Repayment of borrowings under revolving credit	(432,800)	(319,300)	(1,092,400)	(1,050,800)
Payment of deferred financing costs	(1,361)	(177)	(1,414)	(604)
Issuance of common stock	–	568	35	568
Other	(22)	(28)	282	(23)

Net cash provided by (used in) financing activities	23,717	(23,337)	16,403	(98,359)

Change in cash and cash equivalents	2,419	5,576	(982)	(95,492)
Cash and cash equivalents at beginning of period	12,902	39,727	16,303	140,795

Cash and cash equivalents at end of period	$15,321	$45,303	$15,321	$45,303

Supplemental information:
Interest payments	$1,110	$1,491	$3,376	$5,398
Income tax payments (refunds)	468	6,092	11,021	(2,711)

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States (collectively, the “Company”). At September 30, 2010, the Company’s hospital division operated 83 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s nursing center division operated 226 nursing and rehabilitation centers in 28 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 2 for a summary of discontinued operations.

Recently issued accounting requirements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 13). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIEs, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs. However, the Company is not the primary beneficiary of these leases as it

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

lacks the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$4,926	$5,453	$36,067	$20,803
Net unrealized investment gains, net of income taxes	786	1,081	585	1,396

Comprehensive income	$5,712	$6,534	$36,652	$22,199

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

The Company reclassified $4.6 million and $2.4 million of book overdrafts for the third quarter and nine months ended September 30, 2009, respectively, from net cash provided by financing activities to net cash provided by operating activities in the accompanying unaudited condensed consolidated statement of cash flows to conform with the current period presentation. The reclassification had no impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At September 30, 2010, the Company held for sale one nursing and rehabilitation center and two hospitals reported as discontinued operations.

In June 2009, the Company purchased for resale six under-performing nursing and rehabilitation centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid a lease termination fee of $2.3 million. The Nursing Centers were included in master lease agreements with Ventas. The Company does not have the ability to terminate a lease of an individual facility under the master lease agreements. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of $2.0 million for the nine months ended September 30, 2009. The Company recorded a pretax loss of $39.0 million ($24.0 million net of income taxes) for the nine months ended September 30, 2009 related to these divestitures.

A summary of discontinued operations follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$2,508	$17,068	$9,956	$50,150

Salaries, wages and benefits	2,348	10,077	7,359	29,064
Supplies	161	1,017	556	3,001
Rent	31	223	103	3,520
Other operating expenses	390	5,734	2,495	16,274
Depreciation	–	–	–	674
Interest expense	1	2	1	9
Investment income	(1)	(7)	(27)	(11)

	2,930	17,046	10,487	52,531

Income (loss) from operations before income taxes	(422)	22	(531)	(2,381)
Provision (benefit) for income taxes	(162)	9	(204)	(916)

Income (loss) from operations	(260)	13	(327)	(1,465)
Gain (loss) on divestiture of operations, net of income taxes	86	52	3	(23,999)

	$(174)	$65	$(324)	$(25,464)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Hospital division	$(196)	$1,469	$(89)	$3,818
Nursing center division	2,704	15,599	10,045	46,332

	$2,508	$17,068	$9,956	$50,150

Operating income (loss):
Hospital division	$(348)	$(547)	$(1,185)	$(2,039)
Nursing center division	(43)	787	731	3,850

	$(391)	$240	$(454)	$1,811

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rent:
Hospital division	$29	$63	$93	$164
Nursing center division	2	160	10	3,356

	$31	$223	$103	$3,520

Depreciation:
Hospital division	$–	$–	$–	$–
Nursing center division	–	–	–	674

	$–	$–	$–	$674

A summary of the net assets held for sale, including certain assets included in continuing operations, follows (in thousands):

	September 30, 2010	December 31, 2009
Long-term assets:
Property and equipment, net	$11,242	$8,723
Other	37	83

	11,279	8,806
Current liabilities (included in other accrued liabilities)	(254)	(422)

	$11,025	$8,384

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

In September 2010, the Company acquired three nursing and rehabilitation centers for $37.7 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $7.5 million.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3 – ACQUISITIONS (Continued)

The fair value of each of the acquisitions completed during the nine months ended September 30, 2010 were measured using primarily discounted cash flow methodologies, a Level 3 (as described in Note 13) measurement technique.

In July 2009, the Company acquired a hospice business for $8.0 million. Goodwill and identifiable intangible assets recorded in connection with the acquisition aggregated $7.8 million. The fair value of the assets acquired were measured using primarily discounted cash flow methodologies, a Level 3 (as described in Note 13) measurement technique.

In March 2009, the Company acquired the real estate of a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. Annual rent associated with this facility aggregated $1.8 million. The fair value of the assets acquired were measured using Level 2 (as described in Note 13) observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

NOTE 4 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Medicare	$435,178	$437,845	$1,372,038	$1,356,872
Medicaid	265,004	276,461	794,431	811,788
Medicare Advantage	82,116	77,670	255,939	242,515
Other	347,057	337,935	1,031,151	1,003,974

	1,129,355	1,129,911	3,453,559	3,415,149
Eliminations	(76,343)	(72,423)	(229,346)	(215,133)

	$1,053,012	$1,057,488	$3,224,213	$3,200,016

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$5,100	$5,100	$5,388	$5,388	$36,391	$36,391	$46,267	$46,267
Allocation to participating unvested restricted stockholders	(91)	(91)	(90)	(90)	(664)	(662)	(833)	(830)

Available to common stockholders	$5,009	$5,009	$5,298	$5,298	$35,727	$35,729	$45,434	$45,437

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$(260)	$(260)	$13	$13	$(327)	$(327)	$(1,465)	$(1,465)
Allocation to participating unvested restricted stockholders	5	5	–	–	6	6	26	26

Available to common stockholders	$(255)	$(255)	$13	$13	$(321)	$(321)	$(1,439)	$(1,439)

Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$86	$86	$52	$52	$3	$3	$(23,999)	$(23,999)
Allocation to participating unvested restricted stockholders	(2)	(2)	(1)	(1)	–	–	432	431

Available to common stockholders	$84	$84	$51	$51	$3	$3	$(23,567)	$(23,568)

Net income:
As reported in Statement of Operations	$4,926	$4,926	$5,453	$5,453	$36,067	$36,067	$20,803	$20,803
Allocation to participating unvested restricted stockholders	(88)	(88)	(91)	(91)	(658)	(656)	(375)	(373)

Available to common stockholders	$4,838	$4,838	$5,362	$5,362	$35,409	$35,411	$20,428	$20,430

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,778	38,778	38,398	38,398	38,720	38,720	38,297	38,297

Dilutive effect of employee stock options		60		126		135		122

Adjusted weighted average shares outstanding – diluted computation		38,838		38,524		38,855		38,419

Earnings per common share:
Income from continuing operations	$0.13	$0.13	$0.14	$0.14	$0.92	$0.92	$1.19	$1.18
Discontinued operations:
Income (loss) from operations	(0.01)	(0.01)	–	–	(0.01)	(0.01)	(0.04)	(0.04)
Gain (loss) on divestiture of operations	–	–	–	–	–	–	(0.62)	(0.61)

Net income	$0.12	$0.12	$0.14	$0.14	$0.91	$0.91	$0.53	$0.53

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		2,959		3,021		2,496		3,030

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA

At September 30, 2010, the Company operated three business segments: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals. The nursing center division operates nursing and rehabilitation centers. The rehabilitation division provides rehabilitation services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating income in the third quarter of 2010 included transaction costs approximating $0.4 million for the hospital division, $0.3 million for the nursing center division and $0.1 million for the rehabilitation division. Operating income for the nine months ended September 30, 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate. Operating income for the nine months ended September 30, 2010 also included transaction costs approximating $1.7 million for the hospital division, $0.7 million for the nursing center division and $0.1 million for the rehabilitation division.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The Company includes operating data for its hospice business in the rehabilitation division.

The following table sets forth certain data by business segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Hospital division	$465,198	$468,069	$1,465,661	$1,447,723
Nursing center division	539,914	539,217	1,621,450	1,606,704
Rehabilitation division	124,243	122,625	366,448	360,722

	1,129,355	1,129,911	3,453,559	3,415,149
Eliminations	(76,343)	(72,423)	(229,346)	(215,133)

	$1,053,012	$1,057,488	$3,224,213	$3,200,016

Income from continuing operations:
Operating income (loss):
Hospital division	$75,373	$78,674	$261,299	$270,600
Nursing center division	69,077	73,383	215,819	228,479
Rehabilitation division	14,148	10,912	42,861	39,964
Corporate:
Overhead	(34,337)	(33,843)	(100,917)	(101,516)
Insurance subsidiary	(783)	(1,769)	(2,054)	(4,403)

	(35,120)	(35,612)	(102,971)	(105,919)

Operating income	123,478	127,357	417,008	433,124
Rent	(89,295)	(88,081)	(266,595)	(260,164)
Depreciation and amortization	(29,167)	(31,992)	(90,140)	(93,837)
Interest, net	(1,239)	(995)	(3,344)	(3,194)

Income from continuing operations before income taxes	3,777	6,289	56,929	75,929
Provision (benefit) for income taxes	(1,323)	901	20,538	29,662

	$5,100	$5,388	$36,391	$46,267

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Rent:
Hospital division	$38,122	$37,062	$113,580	$110,341
Nursing center division	49,627	49,471	148,458	145,310
Rehabilitation division	1,502	1,495	4,447	4,405
Corporate	44	53	110	108

	$89,295	$88,081	$266,595	$260,164

Depreciation and amortization:
Hospital division	$12,655	$13,275	$38,218	$38,805
Nursing center division	10,527	12,408	33,825	36,131
Rehabilitation division	668	584	1,879	1,680
Corporate	5,317	5,725	16,218	17,221

	$29,167	$31,992	$90,140	$93,837

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$9,113	$10,226	$23,132	$20,405
Development	12,900	10,884	28,883	32,765

	22,013	21,110	52,015	53,170
Nursing center division:
Routine	11,548	5,774	24,732	34,533
Development	7,464	597	11,336	5,624

	19,012	6,371	36,068	40,157
Rehabilitation division	351	269	899	631
Corporate:
Information systems	6,625	6,152	18,624	18,443
Other	986	73	1,721	456

	$48,987	$33,975	$109,327	$112,857

			September 30, 2010	December 31, 2009
Assets at end of period:
Hospital division			$919,231	$867,332
Nursing center division			618,954	566,592
Rehabilitation division			63,174	53,856
Corporate			499,668	534,444

			$2,101,027	$2,022,224

Goodwill:
Hospital division			$68,875	$68,577
Nursing center division			6,079	889
Rehabilitation division			11,757	11,757

			$86,711	$81,223

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Professional liability:
Continuing operations	$13,123	$12,095	$45,961	$41,888
Discontinued operations	(934)	692	(1,763)	1,200
Workers compensation:
Continuing operations	$10,049	$8,803	$31,763	$27,966
Discontinued operations	(103)	(32)	(1,104)	(922)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	September 30, 2010			December 31, 2009
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$42,892	$20,452	$63,344	$84,953	$21,881	$106,834
Reinsurance recoverables	104	–	104	89	–	89
Other	–	320	320	–	321	321

	42,996	20,772	63,768	85,042	22,202	107,244
Non-current:
Insurance subsidiary investments	51,592	64,756	116,348	43,272	56,951	100,223
Reinsurance and other recoverables	39,057	2,924	41,981	29,446	2,030	31,476
Deposits	3,000	1,412	4,412	5,000	1,410	6,410
Other	–	45	45	–	36	36

	93,649	69,137	162,786	77,718	60,427	138,145

	$136,645	$89,909	$226,554	$162,760	$82,629	$245,389

Liabilities:
Allowance for insurance risks:
Current	$42,892	$22,531	$65,423	$47,076	$23,934	$71,010
Non-current	216,146	61,082	277,228	195,126	58,188	253,314

	$259,038	$83,613	$342,651	$242,202	$82,122	$324,324

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 policy year and 2% for the 2009 policy year. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $263.0 million at September 30, 2010 and $247.3 million at December 31, 2009.

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

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	September 30, 2010				December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$106,755	$–	$–	$106,755	$96,143	$–	$–	$96,143
Debt securities:
Corporate bonds	34,604	672	(49)	35,227	47,528	770	(102)	48,196
Debt securities issued by U.S. government agencies	17,258	203	(8)	17,453	37,788	223	(43)	37,968
U.S. Treasury notes	1,579	14	–	1,593	2,801	19	–	2,820
Debt securities issued by foreign governments	1,252	17	–	1,269	624	–	(5)	619
Commercial mortgage-backed securities	389	22	–	411	610	27	–	637

	55,082	928	(57)	55,953	89,351	1,039	(150)	90,240
Equities by industry:
Healthcare	1,573	14	(265)	1,322	1,573	16	(171)	1,418
Financial services	1,284	132	(168)	1,248	1,284	162	(155)	1,291
Oil and gas	921	31	(143)	809	1,257	8	(303)	962
Real estate	148	3	(5)	146	147	2	(24)	125
Other	7,446	397	(587)	7,256	8,470	80	(1,132)	7,418

	11,372	577	(1,168)	10,781	12,731	268	(1,785)	11,214
Commercial paper	6,200	4	(1)	6,203	9,449	14	(3)	9,460

	$179,409	$1,509	$(1,226)	$179,692	$207,674	$1,321	$(1,938)	$207,057

(a)	Includes $1.6 million and $4.7 million of money market funds at September 30, 2010 and December 31, 2009, respectively.

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

The Company considered the severity and duration of its unrealized losses and recognized a $0.7 million pretax other-than-temporary impairment for the nine months ended September 30, 2010 for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at September 30, 2010 and all unrealized losses at September 30, 2009 to be temporary, the Company did not record any impairment losses related to these investments.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the nine months ended September 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

NOTE 9 – LONG-TERM DEBT

In September 2010, the Company completed an amendment to its revolving credit facility that increased the amount permitted for acquisitions and certain investments by the Company by $250 million. However, the aggregate amount of credit under the revolving credit facility did not change.

NOTE 10 – LEASES

In April 2009, the Company entered into agreements with Ventas to renew the master lease agreements for an additional five years for 86 nursing and rehabilitation centers and 22 LTAC hospitals (collectively, the “Renewal Facilities”). The initial lease term for the Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals.

NOTE 11 – INCOME TAXES

The provision for income taxes for the third quarter of 2010 and for the nine months ended September 30, 2010 included a favorable adjustment of $2.9 million related to the resolution of certain income tax contingencies from prior years. As a result, the Company reduced its unrecognized tax benefits and related accrued interest by $4.5 million. The deferred tax asset associated with unrecognized tax benefits also was reduced by $1.6 million. As of September 30, 2010, the Company’s unrecognized tax benefits totaled $3.2 million and accrued interest related to uncertain tax positions totaled $0.2 million.

The provision for income taxes for the third quarter of 2009 and for the nine months ended September 30, 2009 included a favorable adjustment of $1.7 million related to the resolution of certain income tax contingencies from prior years.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – INCOME TAXES (Continued)

The federal statute of limitations remains open for tax years 2007 through 2009 and the Company is currently under examination by the Internal Revenue Service (the “IRS”) for each of these years.

State jurisdictions generally have statutes of limitations ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Currently, the Company has various state income tax returns under examination.

During the nine months ended September 30, 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that will result in a non-recurring reduction in income tax payments of approximately $25 million during 2010.

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

Professional liability risks – The Company has provided for losses for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 7.

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

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
September 30, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$35,227	$–	$35,227	$–
Debt securities issued by U.S. government agencies	–	17,453	–	17,453	–
U.S. Treasury notes	1,593	–	–	1,593	–
Debt securities issued by foreign governments	–	1,269	–	1,269	–
Commercial mortgage-backed securities	–	411	–	411	–

	1,593	54,360	–	55,953	–

Available-for-sale equity securities	10,781	–	–	10,781	–
Commercial paper	–	6,203	–	6,203	–
Money market funds	1,591	–	–	1,591	–

Total available-for-sale investments	13,965	60,563	–	74,528	–

Deposits held in money market funds	358	3,001	–	3,359	–

	$14,323	$63,564	$–	$77,887	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets	$–	$–	$–	$–	$–

Liabilities	$–	$–	$–	$–	$–

December 31, 2009:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$48,196	$–	$48,196	$–
Debt securities issued by U.S. government agencies	–	37,968	–	37,968	–
U.S. Treasury notes	2,820	–	–	2,820	–
Debt securities issued by foreign governments	–	619	–	619	–
Commercial mortgage-backed securities	–	637	–	637	–

	2,820	87,420	–	90,240	–
Available-for-sale equity securities	11,214	–	–	11,214	–
Commercial paper	–	9,460	–	9,460	–
Money market funds	4,692	–	–	4,692	–

Total available-for-sale investments	18,726	96,880	–	115,606	–

Deposits held in money market funds	351	3,000	–	3,351	–

	$19,077	$99,880	$–	$118,957	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Acquired previously leased hospital	$–	$18,000	$–	$18,000	$–
Nursing and rehabilitation centers available for sale	–	–	1,000	1,000	(21,870)

	$–	$18,000	$1,000	$19,000	$(21,870)

Liabilities	$–	$–	$–	$–	$–

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $105.2 million as of September 30, 2010 and $91.5 million as of December 31, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the third quarter or nine months ended September 30, 2010 or September 30, 2009.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	September 30, 2010		December 31, 2009
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$15,321	$15,321	$16,303	$16,303
Cash–restricted	5,383	5,383	5,820	5,820
Insurance subsidiary investments	179,692	179,692	207,057	207,057
Tax refund escrow investments	213	213	215	215
Long-term debt, including amounts due within one year	165,169	165,134	147,733	147,724

NOTE 14 – SUBSEQUENT EVENT

On November 1, 2010, the Company completed the acquisition of five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $178 million in cash (the “Vista Acquisition”). The Company financed the Vista Acquisition with proceeds from its revolving credit facility.

The Vista Acquisition includes four freestanding hospitals and one hospital-in-hospital with a total of 250 beds all located in southern California. The Company did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. Healthcare reform will impact each of the Company’s businesses in some manner. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for the Company’s nursing and rehabilitation centers, and the expiration of the Medicare Part B therapy cap exception process,

•

the Company’s ability to successfully pursue its development activities, including through acquisitions, and successfully integrate new operations, including the realization of anticipated revenues, economies of scale, cost savings and productivity gains associated with such operations,

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers and a contract rehabilitation services business across the United States. At September 30, 2010, the Company’s hospital division operated 83 LTAC hospitals (6,563 licensed beds) in 24 states. The Company’s nursing center division operated 226 nursing and rehabilitation centers (27,978 licensed beds) in 28 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General (Continued)

these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at September 30, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $6 million and $7 million for the third quarter of 2010 and 2009, respectively, and $18 million and $22 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 policy year and 2% for the 2009 policy year. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $259 million at September 30, 2010 and $242 million at December 31, 2009. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $263 million at September 30, 2010 and $247 million at December 31, 2009.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the nine months ended September 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at September 30, 2010 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million for the third quarter of both 2010 and 2009, and $46 million and $42 million for the nine months ended September 30, 2010 and 2009, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at September 30, 2010 and $82 million at December 31, 2009. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $10 million and $9 million for the third quarter of 2010 and 2009, respectively, and $32 million and $28 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company’s effective income tax rate for the third quarter and nine months ended September 30, 2010 was favorably impacted by approximately $3 million related to the resolution of certain income tax contingencies from prior years, while the Company’s effective income tax rate for the third quarter and nine months ended September 30, 2009 was also favorably impacted by approximately $2 million related to the resolution of certain income tax contingencies from prior years.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $143 million at September 30, 2010 and $154 million at December 31, 2009.

During the nine months ended September 30, 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that will result in a non-recurring reduction in income tax payments of approximately $25 million during 2010. The Company’s earnings will not be impacted by this transaction.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

The Company’s other intangible assets with finite lives are amortized in accordance with the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, rehabilitation services and hospice. The carrying value of goodwill for each of the Company’s reporting units at September 30, 2010 and December 31, 2009 follows (in thousands):

	September 30, 2010	December 31, 2009
Hospitals	$68,875	$68,577
Nursing and rehabilitation centers	6,079	889
Rehabilitation services	3,363	3,363
Hospice	8,394	8,394

	$86,711	$81,223

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

The Company has determined that during the nine months ended September 30, 2010 there were no events or changes in circumstances since December 31, 2009 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of September 30, 2010 and December 31, 2009, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of the assets may be required. In addition, reductions in revenues in the Company’s rehabilitation services business that may result from the transition to RUGs IV (as defined) and reductions in Medicare Part B rates, could result in the impairment of a portion or all of the goodwill for that reporting unit. At September 30, 2010, the amount of goodwill associated with the Company’s rehabilitation services reporting unit aggregated $3 million. See “Other Information – Effects of inflation and changing prices.”

An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Requirements

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 13 of the notes to condensed consolidated financial statements). The provisions also require a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIEs, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs. However, the Company is not the primary beneficiary of these leases as it lacks the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its accompanying unaudited condensed consolidated financial statements.

Results of Operations – Continuing Operations

Hospital division

Revenues decreased 1% in the third quarter of 2010 to $465 million compared to $468 million in the third quarter of 2009 and increased 1% to $1.5 billion for the nine months ended September 30, 2010 from $1.4 billion in the same period in 2009. Revenues decreased in the third quarter of 2010 primarily as a result of lower admissions. Revenue growth for the nine months ended September 30, 2010 was primarily a result of increased admissions, the development of new hospitals and increases in Medicare reimbursement rates. Aggregate same-facility admissions decreased 3% in the third quarter of 2010 and were relatively unchanged for the nine months ended September 30, 2010 compared to the respective prior year periods. Commercial same-facility admissions were relatively unchanged in the third quarter of 2010 and increased 6% for the nine months ended September 30, 2010 compared to the respective prior year periods.

Hospital operating margins declined in the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the same periods in 2009 as growth in supply expenses, ancillary expenses and professional liability costs exceeded the growth in overall revenues. Supply expenses increased 3% in both the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of price increases and increased utilization. Ancillary expenses, such as rehabilitation, pharmacy and outside services, increased 1% in the third quarter of 2010 and 3% for the nine months ended September 30, 2010 compared to the respective prior year periods. Operating results in the third quarter of 2010 included approximately $0.4 million related to transaction costs. Operating results for the nine months ended September 30, 2010 included approximately $3 million related to severance and transaction costs.

Hospital wage and benefit costs decreased 1% in the third quarter of 2010 to $215 million compared to $218 million in the third quarter of 2009 and increased 1% to $664 million for the nine months ended September 30, 2010 from $657 million in the same period in 2009. Average hourly wage rates increased 1% in the third quarter of 2010 and were relatively unchanged for the nine months ended September 30, 2010 compared to the respective prior year periods. Employee benefit costs decreased 3% in the third quarter of 2010 and 1% for the nine months ended September 30, 2010 compared to the respective prior year periods, primarily as a result of lower employee health insurance costs.

Professional liability costs were $6 million and $5 million in the third quarter of 2010 and 2009, respectively, and $22 million and $18 million for the nine months ended September 30, 2010 and 2009, respectively.

Nursing center division

Revenues were relatively unchanged in the third quarter of 2010 at $540 million compared to $538 million in the third quarter of 2009 and increased 1% to $1.6 billion for the nine months ended September 30, 2010

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division (Continued)

compared to the same period in 2009. Revenue growth in both periods was primarily attributable to reimbursement rate increases that reflected inflationary adjustments and higher average patient acuity. Aggregate admissions increased 9% in the third quarter of 2010 and 5% for the nine months ended September 30, 2010 compared to the respective prior year periods. Aggregate patient days declined 2% in both the third quarter and for the nine months ended September 30, 2010 compared to the respective prior year periods.

Nursing center operating margins declined in both the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of a 5% growth in both periods in ancillary expenses such as rehabilitation and pharmacy services. Growth in ancillary services in both periods resulted primarily from higher patient acuity levels. Operating results in the third quarter of 2010 included approximately $0.3 million related to transaction costs. Operating results for the nine months ended September 30, 2010 included approximately $1 million related to severance and transaction costs.

Nursing center wage and benefit costs declined 4% to $268 million in the third quarter of 2010 from $279 million in the same period in 2009 and declined 2% to $806 million for the nine months ended September 30, 2010 from $824 million in the same period in 2009. Average hourly wage rates increased 3% in both the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the respective prior year periods. Employee benefit costs decreased 6% in the third quarter of 2010 and 4% for the nine months ended September 30, 2010 compared to the respective prior year periods, primarily as a result of lower employee health insurance costs.

Professional liability costs were $7 million in the third quarter of both 2010 and 2009, and $23 million for each of the nine months ended September 30, 2010 and 2009.

Rehabilitation division

Revenues increased 1% in the third quarter of 2010 to $124 million compared to $123 million in the third quarter of 2009 and increased 2% to $366 million for the nine months ended September 30, 2010 from $361 million in the same period in 2009. The increase in revenues in both periods was primarily attributable to growth in the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $48 million and $51 million in the third quarter of 2010 and 2009, respectively, and $137 million and $146 million for the nine months ended September 30, 2010 and 2009, respectively.

Operating margins increased for the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the respective prior year periods primarily due to improvements in labor productivity and the volume of services provided to existing customers.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $34 million in the third quarter of both 2010 and 2009, and $101 million and $102 million for the nine months ended September 30, 2010 and 2009, respectively. As a percentage of consolidated revenues, corporate overhead totaled 3.3% and 3.2% in the third quarter of 2010 and 2009, respectively, and totaled 3.1% and 3.2% for the nine months ended September 30, 2010 and 2009, respectively. Operating results for the nine months ended September 30, 2010 included approximately $1 million related to retirement costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Corporate overhead (Continued)

Corporate expenses included operating losses from the Company’s limited purpose insurance subsidiary of $1 million and $2 million in the third quarter of 2010 and 2009, respectively, and $2 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively.

Capital costs

Rent expense increased 1% to $89 million in the third quarter of 2010 compared to $88 million in the third quarter of 2009 and increased 2% to $267 million for the nine months ended September 30, 2010 from $260 million in the same period in 2009. The increase in both periods resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense decreased 9% in the third quarter of 2010 to $29 million compared to $32 million in the third quarter of 2009 and decreased 4% to $90 million for the nine months ended September 30, 2010 from $94 million in the same period in 2009. The decrease in both periods was primarily the result of increases in assets becoming fully depreciated and, for the nine months ended September 30, 2010, lower routine capital expenditures.

Interest expense was relatively unchanged in the third quarter of 2010 and declined to $4 million for the nine months ended September 30, 2010 compared to $6 million in the same period in 2009. The decline for the nine months ended September 30, 2010 was primarily attributable to lower interest rates and lower borrowing levels under the Company’s revolving credit facility compared to the same period in 2009.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $0.4 million in the third quarter of 2010 compared to $0.7 million in the third quarter of 2009, and totaled $1 million and $3 million for the nine months ended September 30, 2010 and 2009, respectively. Investment income for the nine months ended September 30, 2010 included a $1 million pretax other-than-temporary impairment of various investments held in the Company’s insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at September 30, 2010 and all unrealized losses at September 30, 2009 to be temporary, the Company did not record any impairment losses related to these investments. In addition, the decline in investment income for the third quarter and nine months ended September 30, 2010 was primarily attributable to lower investment yields on the Company’s insurance subsidiary’s investment portfolio compared to the same periods last year.

Consolidated results

Income from continuing operations before income taxes decreased 40% to $4 million in the third quarter of 2010 compared to $6 million in the third quarter of 2009 and decreased 25% to $57 million for the nine months ended September 30, 2010 from $76 million in the same period in 2009. Income from continuing operations decreased 5% to $5 million in the third quarter of 2010 compared to the third quarter of 2009 and decreased 21% to $36 million for the nine months ended September 30, 2010 from $46 million in the same period in 2009.

Results of Operations – Discontinued Operations

Loss from discontinued operations was $0.2 million in the third quarter of 2010 compared to breakeven in the third quarter of 2009. Loss from discontinued operations was $0.3 million for the nine months ended September 30, 2010 compared to $2 million for the nine months ended September 30, 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Discontinued Operations (Continued)

The Company recorded a pretax loss on the divestiture of operations of $39 million ($24 million net of income taxes) for the nine months ended September 30, 2009 related to the planned divestiture of the Nursing Centers.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $151 million for the nine months ended September 30, 2010 compared to $142 million for the same period in 2009. Operating cash flows were favorably impacted by improved accounts receivable collections in 2010. During both periods, the Company maintained sufficient liquidity to fund its ongoing capital expenditure program and finance its ongoing development expenditures, as well as its acquisition and strategic divestiture activities.

Cash and cash equivalents totaled $15 million at September 30, 2010 compared to $16 million at December 31, 2009. The Company’s long-term debt, comprised principally of borrowings under the Company’s revolving credit facility, aggregated $165 million at September 30, 2010 compared to $148 million at December 31, 2009. Based upon the Company’s existing cash levels, expected operating cash flows and the availability of borrowings under the Company’s revolving credit facility ($336 million at September 30, 2010), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs. The Company financed $178 million for the Vista Acquisition on November 1, 2010 with its revolving credit facility.

During the nine months ended September 30, 2010, the Company received approval from the IRS for an accounting method change for income tax purposes that will result in a non-recurring reduction in income tax payments of approximately $25 million during 2010. The Company’s earnings will not be impacted by this transaction.

Strategic divestitures

In June 2009, the Company purchased the Nursing Centers from Ventas for approximately $56 million. In addition, the Company paid a lease termination fee of approximately $2 million. The Nursing Centers were included in master lease agreements with Ventas. The Company does not have the ability to terminate a lease of an individual facility under the master lease agreements. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of approximately $2 million for the nine months ended September 30, 2009.

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

Liquidity (Continued)

Revolving credit facility and financing activities (Continued)

facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at September 30, 2010.

In September 2010, the Company completed an amendment to its revolving credit facility that increased the amount permitted for acquisitions and certain investments by the Company by $250 million. However, the aggregate amount of credit under the revolving credit facility did not change.

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

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million and $34 million during the nine months ended September 30, 2010 and 2009, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Capital Resources

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $69 million for the nine months ended September 30, 2010 compared to $75 million for the same period in 2009. Hospital development capital expenditures (primarily new facility construction) totaled $29 million for the nine months ended September 30, 2010 compared to $33 million for the same period in 2009. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $11 million for the nine months ended September 30, 2010 compared to $5 million for the same period in 2009. Excluding acquisitions, the Company anticipates that routine capital expenditures in 2010 should approximate $105 million to $110 million, hospital development capital expenditures should approximate $40 million to $45 million and nursing and rehabilitation center development capital expenditures should approximate $20 million to $25 million. Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At September 30, 2010, the estimated cost to complete and equip construction in progress approximated $55 million.

In November 2010, the Company completed the Vista Acquisition for approximately $178 million.

In September 2010, the Company acquired three nursing and rehabilitation centers for approximately $38 million.

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

The acquisitions noted above were all financed through operating cash flows or borrowings under the Company’s revolving credit facility.

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

Medicaid reimbursement rates in many states in which the Company operates nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be negatively impacted by state budgetary pressures.

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

The ACA enacted a series of reductions to the annual market basket payment updates for LTAC hospitals. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including both LTAC hospitals and nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals and nursing centers are scheduled to be implemented on October 1, 2011.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At September 30, 2010, the Company operated 15 HIHs with 633 licensed beds.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that would increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, currently used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. However, the ACA enacted a delay in the implementation of RUGs IV until October 1, 2011, while maintaining the provisions related to concurrent therapy and look-back periods set forth in the July 31, 2009 final payment rule. While the Company is unable to estimate the impact of these changes, the operating results of its contract rehabilitation services business may be adversely affected. On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%. In addition, CMS began paying claims, effective October 1, 2010, on an interim basis, using the RUGs IV system until CMS has created the infrastructure necessary to support a hybrid system required by the ACA. Once that infrastructure is in place, claims will be adjusted retroactively to October 1, 2010 as necessary. CMS intends that the conversion from RUGs IV to the hybrid classification system will be budget neutral.

On November 2, 2010, CMS issued a final rule related to rate changes to Medicare Part B therapy services included in the Medicare Physician Fee Schedule rule. The rule will become effective January 1, 2011. The rule provides for a rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. CMS projects that the rule will result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. Based upon the Company’s historical Medicare Part B therapy services data, the Company estimates that this rule would reduce the Company’s Medicare revenues related to Part B therapy services by approximately $7 million per year beginning in 2011.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$1,089,837	$1,081,364	$1,053,012

Salaries, wages and benefits	615,218	620,830	629,077	617,961	627,175	612,205	613,607
Supplies	80,336	83,912	82,400	86,408	85,886	85,455	83,753
Rent	85,201	86,882	88,081	88,084	88,319	88,981	89,295
Other operating expenses	220,405	221,755	221,524	222,521	234,204	238,687	234,968
Other income	(2,872)	(2,823)	(2,870)	(2,947)	(3,084)	(2,857)	(2,794)
Depreciation and amortization	30,490	31,355	31,992	31,893	31,121	29,852	29,167
Interest expense	2,478	2,229	1,741	1,432	1,307	1,298	1,642
Investment (income) loss	(1,475)	(1,033)	(746)	(1,159)	(877)	377	(403)

	1,029,781	1,043,107	1,051,199	1,044,193	1,064,051	1,053,998	1,049,235

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	25,786	27,366	3,777
Provision (benefit) for income taxes	16,352	12,409	901	9,453	10,631	11,230	(1,323)

Income from continuing operations	23,341	17,538	5,388	16,345	15,155	16,136	5,100
Discontinued operations, net of income taxes:
Income (loss) from operations	(581)	(897)	13	2,396	(154)	87	(260)
Gain (loss) on divestiture of operations	–	(24,051)	52	567	(137)	54	86

Net income (loss)	$22,760	$(7,410)	$5,453	$19,308	$14,864	$16,277	$4,926

Earnings (loss) per common share:
Basic:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$0.38	$0.41	$0.13
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	–	–	(0.01)
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	–	–	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$0.38	$0.41	$0.12

Diluted:
Income from continuing operations	$0.60	$0.45	$0.14	$0.42	$0.38	$0.41	$0.13
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06	–	–	(0.01)
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01	–	–	–

Net income (loss)	$0.58	$(0.19)	$0.14	$0.49	$0.38	$0.41	$0.12

Shares used in computing earnings (loss) per common share:
Basic	38,184	38,307	38,398	38,465	38,626	38,756	38,778
Diluted	38,315	38,415	38,524	38,693	38,859	38,914	38,838

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Revenues:
Hospital division	$492,509	$487,145	$468,069	$485,169	$507,062	$493,401	$465,198
Nursing center division	529,942	537,545	539,217	543,638	539,321	542,215	539,914
Rehabilitation division	117,647	120,450	122,625	114,316	120,144	122,061	124,243

	1,140,098	1,145,140	1,129,911	1,143,123	1,166,527	1,157,677	1,129,355
Eliminations	(70,624)	(72,086)	(72,423)	(73,132)	(76,690)	(76,313)	(76,343)

	$1,069,474	$1,073,054	$1,057,488	$1,069,991	$1,089,837	$1,081,364	$1,053,012

Income from continuing operations:
Operating income (loss):
Hospital division	$100,899	$91,027	$78,674	$93,211	$95,033	$90,893	$75,373	(a)
Nursing center division	75,574	79,522	73,383	77,111	70,249	76,493	69,077	(a)
Rehabilitation division	15,453	13,599	10,912	10,628	14,635	14,078	14,148	(a)
Corporate:
Overhead	(34,087)	(33,586)	(33,843)	(33,120)	(33,781)	(32,799)	(34,337)
Insurance subsidiary	(1,452)	(1,182)	(1,769)	(1,782)	(480)	(791)	(783)

	(35,539)	(34,768)	(35,612)	(34,902)	(34,261)	(33,590)	(35,120)

Operating income	156,387	149,380	127,357	146,048	145,656	147,874	123,478
Rent	(85,201)	(86,882)	(88,081)	(88,084)	(88,319)	(88,981)	(89,295)
Depreciation and amortization	(30,490)	(31,355)	(31,992)	(31,893)	(31,121)	(29,852)	(29,167)
Interest, net	(1,003)	(1,196)	(995)	(273)	(430)	(1,675)	(1,239)

Income from continuing operations before income taxes	39,693	29,947	6,289	25,798	25,786	27,366	3,777
Provision (benefit) for income taxes	16,352	12,409	901	9,453	10,631	11,230	(1,323	)(b)

	$23,341	$17,538	$5,388	$16,345	$15,155	$16,136	$5,100

(a)	Includes transaction costs approximating $0.4 million for the hospital division, $0.3 million for the nursing center division and $0.1 million for the rehabilitation division.
(b)	Includes a favorable prior year income tax reserve adjustment approximating $2.9 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Rent:
Hospital division	$36,445	$36,834	$37,062	$37,153	$37,415	$38,043	$38,122
Nursing center division	47,274	48,565	49,471	49,525	49,392	49,439	49,627
Rehabilitation division	1,451	1,459	1,495	1,373	1,475	1,470	1,502
Corporate	31	24	53	33	37	29	44

	$85,201	$86,882	$88,081	$88,084	$88,319	$88,981	$89,295

Depreciation and amortization:
Hospital division	$12,512	$13,018	$13,275	$13,127	$13,014	$12,549	$12,655
Nursing center division	11,685	12,038	12,408	12,500	12,113	11,185	10,527
Rehabilitation division	547	549	584	611	585	626	668
Corporate	5,746	5,750	5,725	5,655	5,409	5,492	5,317

	$30,490	$31,355	$31,992	$31,893	$31,121	$29,852	$29,167

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$4,844	$5,335	$10,226	$6,311	$6,065	$7,954	$9,113
Development	9,486	12,395	10,884	9,606	5,774	10,209	12,900

	14,330	17,730	21,110	15,917	11,839	18,163	22,013
Nursing center division:
Routine	18,264	10,495	5,774	5,130	4,049	9,135	11,548
Development	3,576	1,451	597	63	1,793	2,079	7,464

	21,840	11,946	6,371	5,193	5,842	11,214	19,012
Rehabilitation division	190	172	269	412	267	281	351
Corporate:
Information systems	3,453	8,838	6,152	9,998	4,146	7,853	6,625
Other	173	210	73	1,231	288	447	986

	$39,986	$38,896	$33,975	$32,751	$22,382	$37,958	$48,987

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Third Quarter 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$465,198	$539,914	$124,243	$–	$(76,343)	$1,053,012

Salaries, wages and benefits	215,590	267,665	104,963	25,403	(14)	613,607
Supplies	55,189	27,559	860	145	–	83,753
Rent	38,122	49,627	1,502	44	–	89,295
Other operating expenses	119,046	175,613	4,272	12,366	(76,329)	234,968
Other income	–	–	–	(2,794)	–	(2,794)
Depreciation and amortization	12,655	10,527	668	5,317	–	29,167
Interest expense	–	36	–	1,606	–	1,642
Investment income	–	(21)	–	(382)	–	(403)

	440,602	531,006	112,265	41,705	(76,343)	1,049,235

Income from continuing operations before income taxes	$24,596	$8,908	$11,978	$(41,705)	$–	3,777

Income tax benefit						(1,323)

Income from continuing operations						$5,100

	Third Quarter 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$468,069	$539,217	$122,625	$–	$(72,423)	$1,057,488

Salaries, wages and benefits	218,506	279,313	105,990	25,268	–	629,077
Supplies	54,152	27,460	629	160	(1)	82,400
Rent	37,062	49,471	1,495	53	–	88,081
Other operating expenses	116,737	159,061	5,094	13,054	(72,422)	221,524
Other income	–	–	–	(2,870)	–	(2,870)
Depreciation and amortization	13,275	12,408	584	5,725	–	31,992
Interest expense	2	30	1	1,708	–	1,741
Investment income	(1)	(16)	(2)	(727)	–	(746)

	439,733	527,727	113,791	42,371	(72,423)	1,051,199

Income from continuing operations before income taxes	$28,336	$11,490	$8,834	$(42,371)	$–	6,289

Provision for income taxes						901

Income from continuing operations						$5,388

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Nine months ended September 30, 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,465,661	$1,621,450	$366,448	$–	$(229,346)	$3,224,213

Salaries, wages and benefits	664,317	805,560	307,457	75,667	(14)	1,852,987
Supplies	170,273	82,135	2,273	413	–	255,094
Rent	113,580	148,458	4,447	110	–	266,595
Other operating expenses	369,772	517,936	13,857	35,626	(229,332)	707,859
Other income	–	–	–	(8,735)	–	(8,735)
Depreciation and amortization	38,218	33,825	1,879	16,218	–	90,140
Interest expense	3	96	–	4,148	–	4,247
Investment income	(1)	(56)	(4)	(842)	–	(903)

	1,356,162	1,587,954	329,909	122,605	(229,346)	3,167,284

Income from continuing operations before income taxes	$109,499	$33,496	$36,539	$(122,605)	$–	56,929

Provision for income taxes						20,538

Income from continuing operations						$36,391

	Nine months ended September 30, 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,447,723	$1,606,704	$360,722	$–	$(215,133)	$3,200,016

Salaries, wages and benefits	657,379	824,596	306,010	77,140	–	1,865,125
Supplies	164,727	79,807	1,669	446	(1)	246,648
Rent	110,341	145,310	4,405	108	–	260,164
Other operating expenses	355,017	473,822	13,079	36,898	(215,132)	663,684
Other income	–	–	–	(8,565)	–	(8,565)
Depreciation and amortization	38,805	36,131	1,680	17,221	–	93,837
Interest expense	3	98	1	6,346	–	6,448
Investment income	(5)	(91)	(6)	(3,152)	–	(3,254)

	1,326,267	1,559,673	326,838	126,442	(215,133)	3,124,087

Income from continuing operations before income taxes	$121,456	$47,031	$33,884	$(126,442)	$–	75,929

Provision for income taxes						29,662

Income from continuing operations						$46,267

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Hospital data:
End of period data:
Number of hospitals	82	82	82	83	83	83	83
Number of licensed beds	6,520	6,520	6,520	6,580	6,580	6,576	6,563

Revenue mix %:
Medicare	56	55	55	56	56	56	55
Medicaid	10	10	11	9	9	9	9
Medicare Advantage	10	11	9	9	10	10	10
Commercial insurance and other	24	24	25	26	25	25	26

Admissions:
Medicare	7,421	7,117	6,875	7,283	7,432	7,125	6,769
Medicaid	1,052	1,053	1,165	984	997	990	1,022
Medicare Advantage	1,094	1,091	926	919	1,129	1,106	936
Commercial insurance and other	1,921	1,869	1,969	2,280	2,262	2,048	1,978

	11,488	11,130	10,935	11,466	11,820	11,269	10,705

Admissions mix %:
Medicare	65	64	63	63	63	63	63
Medicaid	9	9	11	9	8	9	10
Medicare Advantage	9	10	8	8	10	10	9
Commercial insurance and other	17	17	18	20	19	18	18

Patient days:
Medicare	197,377	197,203	188,712	196,067	202,882	195,964	179,324
Medicaid	50,868	50,485	53,585	47,352	47,813	45,952	48,514
Medicare Advantage	35,229	36,806	29,912	30,315	34,524	36,000	31,186
Commercial insurance and other	65,509	61,960	65,717	74,253	75,483	70,651	70,198

	348,983	346,454	337,926	347,987	360,702	348,567	329,222

Average length of stay:
Medicare	26.6	27.7	27.4	26.9	27.3	27.5	26.5
Medicaid	48.4	47.9	46.0	48.1	48.0	46.4	47.5
Medicare Advantage	32.2	33.7	32.3	33.0	30.6	32.5	33.3
Commercial insurance and other	34.1	33.2	33.4	32.6	33.4	34.5	35.5
Weighted average	30.4	31.1	30.9	30.3	30.5	30.9	30.8

Revenues per admission:
Medicare	$37,262	$37,748	$37,105	$37,620	$38,078	$38,938	$37,675
Medicaid	45,160	45,759	43,640	43,314	45,738	42,774	42,910
Medicare Advantage	46,387	46,950	47,597	47,807	45,187	46,169	48,122
Commercial insurance and other	61,286	63,716	59,957	54,662	56,344	59,842	61,314
Weighted average	42,872	43,769	42,805	42,314	42,899	43,784	43,456

Revenues per patient day:
Medicare	$1,401	$1,362	$1,352	$1,397	$1,395	$1,416	$1,422
Medicaid	934	954	949	900	954	922	904
Medicare Advantage	1,440	1,392	1,473	1,449	1,478	1,418	1,444
Commercial insurance and other	1,797	1,922	1,796	1,678	1,688	1,735	1,728
Weighted average	1,411	1,406	1,385	1,394	1,406	1,416	1,413

Medicare case mix index (discharged patients only)	1.22	1.23	1.19	1.18	1.21	1.21	1.19

Average daily census	3,878	3,807	3,673	3,782	4,008	3,830	3,579
Occupancy %	66.0	64.7	63.6	64.3	68.2	66.1	62.0

Annualized employee turnover %	21.3	22.1	22.8	22.1	21.8	22.6	22.3

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2009 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third
Nursing and rehabilitation center data:
End of period data:
Number of nursing and rehabilitation centers:
Owned or leased	218	218	218	218	218	219	222
Managed	4	4	4	4	4	4	4

	222	222	222	222	222	223	226

Number of licensed beds:
Owned or leased	27,138	27,138	27,086	27,038	27,038	27,223	27,493
Managed	485	485	485	485	485	485	485

	27,623	27,623	27,571	27,523	27,523	27,708	27,978

Revenue mix %:
Medicare	35	35	34	33	35	34	33
Medicaid	41	41	42	43	41	41	41
Medicare Advantage	6	6	6	6	6	7	7
Private and other	18	18	18	18	18	18	19

Patient days (excludes managed facilities):
Medicare	374,853	375,140	360,009	353,443	369,102	363,149	346,837
Medicaid	1,326,654	1,323,157	1,357,596	1,368,198	1,312,517	1,292,246	1,289,643
Medicare Advantage	80,352	82,652	84,322	86,449	87,692	92,051	91,643
Private and other	403,320	415,510	415,467	403,166	397,550	415,921	437,413

	2,185,179	2,196,459	2,217,394	2,211,256	2,166,861	2,163,367	2,165,536

Patient day mix %:
Medicare	17	17	16	16	17	17	16
Medicaid	61	60	61	62	61	60	60
Medicare Advantage	4	4	4	4	4	4	4
Private and other	18	19	19	18	18	19	20

Revenues per patient day:
Medicare Part A	$457	$459	$464	$466	$470	$469	$468
Total Medicare (including Part B)	497	500	508	510	513	515	519
Medicaid	165	167	166	170	168	171	171
Medicare Advantage	380	392	398	405	398	400	405
Private and other	235	232	234	239	238	234	232
Weighted average	243	245	243	246	249	250	249

Average daily census	24,280	24,137	24,102	24,035	24,076	23,773	23,538
Admissions (excludes managed facilities)	18,166	18,456	17,803	18,376	19,026	18,924	19,383
Occupancy %	89.3	88.9	88.9	88.9	89.0	87.3	86.8
Medicare average length of stay	34.8	35.5	36.3	35.1	33.7	35.2	34.3

Annualized employee turnover %	37.9	39.9	40.2	38.9	36.7	38.8	39.8

Rehabilitation data:
Revenue mix %:
Company-operated	61	60	59	64	64	63	61
Non-affiliated	39	40	41	36	36	37	39

Sites of service (at end of period)	661	659	660	622	619	633	650
Revenue per site	$177,984	$182,775	$185,797	$183,789	$194,094	$192,829	$191,142

Therapist productivity %	84.8	84.8	83.5	83.8	83.8	84.2	82.1

Annualized employee turnover %	10.9	11.6	13.1	12.8	12.6	14.2	15.4

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 9/30/10
	2010	2011	2012	2013	2014	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$22	$91	$96	$102	$109	$249	$669	$634	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$–	$164,500	$–	$–	$–	$164,500	$164,500

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.25% to 2.00% or (2) the applicable margin ranging from 0.25% to 1.00% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

2.1	Asset Purchase Agreement, dated as of August 23, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Amendment No. 2 to the Asset Purchase Agreement, entered into as of October 30, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Agreement and Release of Claims dated as of August 31, 2010 by and between Kindred Healthcare, Inc. and Frank J. Battafarano. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 1, dated as of September 23, 2010, to the Second Amended and Restated Credit Agreement dated as of July 18, 2007 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Employment Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter.

10.4	Change-in-Control Severance Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: November 8, 2010	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: November 8, 2010	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer