Form 10-K
period 2010-12-31
KINDRED HEALTHCARE, INC
filed 2011-02-23
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant held by non-affiliates of the registrant, based on the closing price of such stock on the New York Stock Exchange on June 30, 2010, was approximately $493,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of January 31, 2011, there were 39,495,320 shares of the registrant’s common stock, $0.25 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference from the registrant’s 2010 definitive proxy statement, which will be filed no later than 120 days after December 31, 2010.

PART I

Item 1.	Business

GENERAL

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States. At December 31, 2010, our hospital division operated 89 long-term acute care (“LTAC”) hospitals (6,887 licensed beds) in 24 states. Our nursing center division operated 226 nursing and rehabilitation centers and seven assisted living facilities (27,905 licensed beds) in 28 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings. All references in this Annual Report on Form 10-K to “Kindred,” “Company,” “we,” “us,” or “our” mean Kindred Healthcare, Inc. and, unless the context otherwise requires, our consolidated subsidiaries.

All financial and statistical information presented in this Annual Report on Form 10-K reflects the continuing operations of our businesses for all periods presented unless otherwise indicated.

RehabCare Acquisition.    On February 7, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RehabCare Group, Inc. (“RehabCare”), providing for the acquisition of RehabCare by Kindred. Subject to the terms and conditions of the Merger Agreement, RehabCare will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger.

At December 31, 2010, RehabCare operated 29 LTAC hospitals, five inpatient rehabilitation hospitals and provided rehabilitation therapy services in 116 acute care hospitals and 1,112 skilled nursing facilities in 42 states. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

The Merger will form the largest post-acute healthcare services company in the United States with over $6 billion in annual revenues and operations in 46 states. The combined company will be a leading operator of LTAC hospitals, nursing and rehabilitation centers, skilled and acute care rehabilitation therapy contract services and inpatient rehabilitation facilities. This transaction, valued at approximately $1.3 billion, will further our cluster market strategy, add to our existing LTAC hospital and skilled nursing contract rehabilitation therapy businesses and expand our service offerings to include the acute care inpatient rehabilitation therapy business.

We believe that the RehabCare acquisition will be highly accretive to our earnings and cash flows, provide significant long-term strategic benefits and further enhance our future growth prospects. The RehabCare acquisition is also consistent with our strategy of developing clinical and operational expertise across the post-acute continuum of healthcare services.

At the effective time of the Merger, each share of RehabCare common stock outstanding immediately prior to the effective time (subject to certain exceptions) will be converted into the right to receive 0.471 of a share of Kindred common stock and $26.00 in cash, without interest (the “Merger Consideration”). No fractional shares of Kindred common stock will be issued in the Merger, and RehabCare’s stockholders will receive cash in lieu of fractional shares. The Merger Agreement also provides for the vesting and conversion of certain employee stock options and restricted shares of RehabCare. Outstanding Kindred common stock will not be affected by the Merger. Upon completion of the transaction, RehabCare stockholders will own approximately 22% of our outstanding common stock.

The consummation of the Merger is subject to certain conditions, including the adoption by the RehabCare and Kindred stockholders of the Merger Agreement; clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of certain other licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants, including covenants providing for each of the parties (i) to use reasonable best efforts to cause the transaction to be consummated and (ii) to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement, subject to fiduciary duties. The Merger Agreement also requires RehabCare to conduct its operations in all material respects according to the ordinary course of business consistent with past practice until the closing of the Merger. RehabCare is subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties and to provide information to and engage in discussions with third parties about acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances prior to adoption of the Merger Agreement by RehabCare’s stockholders.

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the board of directors of RehabCare or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” RehabCare must pay us a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of our board of directors or our failure to complete the financing discussed below, after all other closing conditions have been met, we must pay RehabCare a cash termination fee of $62 million.

We have obtained a financing commitment (the “Commitment Letter”) from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the pending transaction. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing Kindred and RehabCare debt. Subject to certain conditions, we expect to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the time of consummation of the pending transaction.

The foregoing summaries of the Merger Agreement and the Commitment Letter, and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of such agreements, which have previously been filed with the Securities and Exchange Commission (the “SEC”). See “Item 1A – Risk Factors – Risk Factors Relating to the RehabCare Acquisition.”

Vista Acquisition.    On November 1, 2010, we completed the acquisition of five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed with proceeds from our revolving credit facility.

The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

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

For accounting purposes, the assets and liabilities of KPS were eliminated from our balance sheet effective at the close of business on July 31, 2007, and since August 1, 2007, the future operating results of KPS are no longer included in our operating results. In accordance with the authoritative guidance for accounting for the impairment or disposal of long-lived assets, the historical operating results of KPS are not reported as a discontinued operation of us because of the significance of the expected continuing cash flows between

PharMerica and us under pharmacy services contracts for services to be provided by PharMerica to our hospitals and nursing and rehabilitation centers. Accordingly, for periods prior to August 1, 2007, the historical operating results of KPS are included in our historical continuing operations.

In addition to the pharmacy services contracts noted above, we also entered into new agreements with PharMerica for information systems services, transition services and certain tax matters.

Commonwealth Transaction.    In February 2006, we acquired the operations of the LTAC hospitals, nursing and rehabilitation centers and assisted living facilities operated by Commonwealth Communities Holdings LLC and certain of its affiliates for a total purchase price of $124 million in cash (the “Commonwealth Transaction”).

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

Discontinued Operations

In recent years, we have completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers.

In June 2009, we purchased for resale six under-performing nursing and rehabilitation centers (the “Nursing Centers”) previously leased from Ventas for $55.7 million. In addition, we paid Ventas a lease termination fee of $2.3 million. The Nursing Centers were included in our Master Lease Agreements (as defined below under “– Master Lease Agreements”) with Ventas and we do not have the ability to terminate a lease of an individual facility under the Master Lease Agreements. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of $0.1 million, $0.5 million and $2.5 million for 2010, 2009 and 2008, respectively. We recorded a pretax gain of $2.1 million ($1.3 million net of income taxes) during 2010 and a pretax loss of $39.5 million ($24.3 million net of income taxes) during 2009 related to these divestitures. We disposed of the Nursing Centers during 2009 and 2010 for $27.2 million.

In September 2008, we purchased for resale a LTAC hospital for $22.3 million that was previously leased. We recorded a pretax loss of $36.9 million ($22.7 million net of income taxes) in 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($17.3 million) and other costs ($4.4 million). In addition, we recorded a pretax loss of $2.6 million ($1.6 million net of income taxes) in 2010 resulting from a reduction to the fair market value of the property.

In September 2008, we also announced our intention to dispose of another LTAC hospital and its related operations. We recorded a pretax loss of $7.4 million ($4.6 million net of income taxes) during 2008 related to the impairment of the hospital’s building and equipment. In addition, we recorded a pretax loss of $0.5 million ($0.3 million net of income taxes) in 2010 resulting from a reduction to the fair market value of the property.

These two hospitals generated pretax losses of $1.5 million in 2010, $3.3 million in 2009 and $8.0 million in 2008.

We also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

HEALTHCARE OPERATIONS

We are organized into three operating divisions: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals. The nursing center division operates nursing and rehabilitation centers and assisted living facilities. The rehabilitation division primarily provides rehabilitation services primarily in long-term care settings. We believe that the independent focus of each division on the unique aspects of its business enhances its ability to attract patients, residents and non-affiliated customers, improve the quality of its operations and achieve operating efficiencies.

HOSPITAL DIVISION

Our hospital division provides long-term acute care services to medically complex patients through the operation of a national network of 89 hospitals with 6,887 licensed beds located in 24 states as of December 31, 2010. We operate the largest network of LTAC hospitals in the United States based upon fiscal 2010 revenues of approximately $2.0 billion (before eliminations). As a result of our commitment to the LTAC hospital business, we have developed a comprehensive program of care for medically complex patients that allows us to deliver high quality care in a cost-effective manner.

A number of the hospital division’s hospitals also provide skilled nursing, sub-acute and outpatient services. Outpatient services may include diagnostic services, rehabilitation therapy, CT scanning, one-day surgery and laboratory.

In our hospitals, we treat medically complex patients, including the critically ill, suffering from multiple organ system failures, most commonly of the cardiovascular, pulmonary, kidney, gastro-intestinal and cutaneous (skin) systems. In particular, we have a core competency in treating patients with cardio-pulmonary disorders, skin and wound conditions, and life-threatening infections. Prior to being admitted to our hospitals, many of our patients have undergone a major surgical procedure or developed a neurological disorder following head and spinal cord injury, cerebrovascular incident or metabolic instability. Our expertise lies in the ability to simultaneously deliver comprehensive and coordinated medical interventions directed at all affected organ systems, while maintaining a patient-centered, integrated care plan. Medically complex patients are characteristically dependent on technology for continued life support, including mechanical ventilation, total parenteral nutrition, respiratory or cardiac monitors and kidney dialysis machines. During 2010, the average length of stay for patients in our hospitals was approximately 30 days.

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

Hospital Division Strategy

Our goal is to be the leading operator of LTAC hospitals in terms of both quality of care and operating efficiency. Our strategies for achieving this goal include:

Maintaining High Quality of Care.    The hospital division differentiates its hospitals through its ability to care for medically complex patients in a high quality, cost-effective setting. We are committed to maintaining and improving the quality of our patient care by dedicating appropriate resources at each facility and continuing to refine our clinical initiatives and objectives. We continue to take steps to improve our quality indicators and maintain the quality of care at our hospitals, including:

•

attracting and retaining high quality professional staff within each market. The hospital division believes that its future success will depend in part upon its continued ability to hire and retain qualified healthcare personnel and to promote leadership and development training,

•

maintaining an integrated quality assurance and improvement program, administered by the hospital division’s chief medical officer and senior vice president of clinical operations, which encompasses utilization review, quality improvement, infection control and risk management,

•	promoting best practices through our hospitals and standardizing products and services to promote better care,

•	expanding our service excellence programs to further embed a culture of caring in each of our hospitals,

•	maintaining clinical outcome programs, which include concurrent reviews of all of our patient population against quality screenings, outcome reporting and patient and family satisfaction surveys,

•

maintaining a program whereby our hospitals are reviewed by internal quality auditors for compliance with standards of The Joint Commission (the “Joint Commission”) or the American Osteopathic Association (the “AOA”), national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals,

•

engaging quality councils at the divisional, regional, district and hospital levels to analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division,

•	incorporating the clinical advice of the hospital division’s chief medical officer, medical advisory board and other physicians into our operational procedures, and

•	implementing an integrated risk management plan to improve quality and expand existing patient safety initiatives.

Improving Operating Efficiency.    The hospital division is continually focused on improving operating efficiency and controlling costs while maintaining quality patient care. Our hospital division seeks to improve operating efficiencies and control costs by standardizing key operating procedures and optimizing the skill mix of its staff based upon the clinical needs of each hospital’s patients. The initiatives we have undertaken to control our costs and improve efficiency include:

•	managing labor costs by adjusting staffing to patient acuity and fluctuations in patient census,

•	increasing the standardization of operating processes, procedures and equipment,

•	improving physician participation in resource consumption, medical record documentation and intensity of service management,

•	managing pharmacy costs through the use of a medication control program and evaluating medical utilization through our pharmacy and therapeutic committees in each hospital,

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, tax and information systems,

•	utilizing management information technology to aid in financial and clinical reporting as well as billing and collections, and

•	centralizing business office operations and collaborating on sales and marketing and managed care strategies in our cluster markets.

Growing Through Business Development and Acquisitions.    Our growth strategy is focused on the development and expansion of our services:

•

Growing Through Selective Acquisitions – We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. In 2010, we acquired four freestanding hospitals and one hospital-in-hospital with a total of 250 beds as part of the Vista Acquisition. Our planned acquisition of RehabCare will significantly expand the scope of our hospital division by adding 29 LTAC hospitals (1,605 licensed beds).

•

Freestanding Hospitals – At December 31, 2010, we operated 72 freestanding hospitals (6,157 licensed beds). During 2010, we opened one freestanding hospital and two replacement hospitals which added a total of 46 licensed hospital beds. During 2009 and 2008, we opened two new freestanding hospitals which added a total of 130 licensed hospital beds. The maturation of these hospitals is a key component of our growth strategy. We have one new freestanding hospital under development which will add 50 licensed hospital beds to our capacity. Pursuant to the Medicare, Medicaid and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), a three-year moratorium, beginning December 29, 2007, was imposed on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development. The moratorium on the establishment of a LTAC hospital or satellite facility was extended from three years to five years by the Patient Protection and Affordable Care Act (enacted on March 23, 2010) and the Healthcare Education and Reconciliation Act (enacted on March 30, 2010) (collectively, the “ACA”). We believe the freestanding hospital under development is exempt from the moratorium.

•

Sub-Acute Development – We are well positioned to develop sub-acute units in several of our hospitals to broaden our scope of services, promote higher quality care and take advantage of unused capacity. We operate seven sub-acute units with 409 licensed beds and we have five hospital-based sub-acute units with approximately 150 licensed beds currently under development.

•

Cluster Market Development – We are increasingly focused on the opportunities available to us in markets where we operate multiple hospitals or in which we have affiliated nursing and rehabilitation centers. These cluster markets present opportunities for our hospitals and nursing and rehabilitation centers to share centralized business office operations and collaborate on their sales and marketing and managed care strategies. These cluster markets also allow us to better coordinate and manage the continuum of care for each of our patients, implement physician services strategies and reduce re-hospitalizations. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings.

•

Hospital-in-Hospital – We have contracts with non-Kindred short-term acute care and other hospitals to operate LTAC hospitals with a host hospital (“HIH”). Under these arrangements, we lease space and purchase certain ancillary services from the host hospital and provide it with the option to discharge a portion of its clinically appropriate patients into the care of our hospital. These HIHs also receive patients from general short-term acute care hospitals in addition to the host hospital. During 2010, we acquired one HIH with 30 licensed hospital beds. At December 31, 2010, we operated 17 HIHs with 730 licensed beds. We currently have a 50-bed HIH under development which we believe is exempt from the LTAC moratorium.

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

Increasing Patient Volume, Particularly Commercial Patients.    We continue to expand our sales and marketing function to grow same-facility admissions and to take advantage of available capacity. We generally receive higher reimbursement rates from commercial insurers as a group than from the Medicare and Medicaid programs. As a result, we work to expand relationships with insurers and to enhance their understanding of our services in order to increase commercial patient volume. Each of our hospitals employs specialized staff to focus on patient admissions and the patient referral process. We have enhanced our sales and marketing function and implemented new technologies to increase the speed of referrals and admissions.

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

Selected Hospital Division Operating Data

The following table sets forth certain operating and financial data for the hospital division (dollars in thousands, except statistics):

	Year ended December 31,
	2010	2009	2008
Revenues	$1,973,321	$1,932,892	$1,837,322
Operating income	$357,100	$363,811	$345,367
Hospitals in operation at end of period	89	83	82
Licensed beds at end of period	6,887	6,580	6,482
Admissions	45,559	45,019	43,936
Patient days	1,385,669	1,381,350	1,395,049
Average length of stay	30.4	30.7	31.8
Revenues per admission	$43,313	$42,935	$41,818
Revenues per patient day	$1,424	$1,399	$1,317
Medicare case mix index (discharged patients only)	1.19	1.21	1.15
Average daily census	3,796	3,785	3,812
Occupancy %	65.1	64.7	64.8
Annualized employee turnover %	22.0	22.1	25.2
Assets at end of period	$1,100,138	$867,332	$847,394
Capital expenditures:
Routine	$36,967	$26,716	$35,932
Development	41,140	42,371	33,285

The term “operating income” is defined as earnings before interest, income taxes, depreciation, amortization, rent and corporate overhead. A reconciliation of “operating income” to our consolidated results of operations is included in note 6 of the notes to consolidated financial statements. The term “licensed beds” refers to the maximum number of beds permitted in a facility under its license regardless of whether the beds are actually available for patient care. “Patient days” refers to the total number of days of patient care provided for the periods indicated. “Average length of stay” is computed by dividing each facility’s patient days by the number of admissions in the respective period. “Medicare case mix index” is the sum of the individual patient diagnostic related group weights for the period divided by the sum of the discharges for the same period. “Average daily census” is computed by dividing each facility’s patient days by the number of calendar days in the respective period. “Occupancy %” is computed by dividing average daily census by the number of operational licensed beds, adjusted for the length of time each facility was in operation during each respective period. “Annualized employee turnover %” is calculated by dividing full-time and part-time terminations by the active employee count at the beginning of the year. Routine capital expenditures include expenditures at existing facilities that generally do not result in the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services or capacity at existing facilities.

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

Year ended December 31,	Medicare			Medicaid			Medicare Advantage			Commercial insurance and other
	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues	Admissions	Patient days	Revenues
2010	64%	56%	56%	9%	13%	9%	9%	10%	10%	18%	21%	25%
2009	64	56	55	9	15	10	9	10	10	18	19	25
2008	66	58	55	10	15	10	8	8	9	16	19	26

For the year ended December 31, 2010, revenues of the hospital division totaled approximately $2.0 billion or 42% of our total revenues (before eliminations). For more information regarding the reimbursement for our hospital services, see “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement.”

Hospital Facilities

The following table lists by state the number of hospitals and related licensed beds we operated as of December 31, 2010:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Total
Arizona	217	–	2	2	4
California	1,097	4	5	6	15
Colorado	68	–	1	–	1
Florida (1)	745	2	6	2	10
Georgia (1)	72	–	–	1	1
Illinois (1)	582	1	4	1	6
Indiana	119	1	1	–	2
Kentucky (1)	414	–	1	1	2
Louisiana	168	–	1	–	1
Massachusetts (1)	676	3	2	2	7
Missouri (1)	265	–	2	1	3
Nevada	238	1	1	1	3
New Jersey (1)	117	–	–	3	3
New Mexico	61	–	1	–	1
North Carolina (1)	124	–	1	–	1
Ohio	250	–	–	3	3
Oklahoma	93	–	1	1	2
Pennsylvania	393	2	2	3	7
South Carolina (1)	59	–	–	1	1
Tennessee (1)	109	–	1	1	2
Texas	818	1	6	4	11
Virginia (1)	60	–	–	1	1
Washington (1)	80	1	–	–	1
Wisconsin	62	–	–	1	1

Totals	6,887	16	38	35	89

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

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

The hospital division has implemented a program whereby its hospitals are reviewed by internal quality auditors for compliance with standards of the Joint Commission or the AOA. The purposes of this internal review process are to (1) ensure ongoing compliance with industry recognized standards for hospitals, (2) assist management in analyzing each hospital’s operations and (3) provide consulting and educational programs for each hospital to identify opportunities to improve patient care.

Hospital Division Management and Operations

Each of our hospitals has a fully credentialed, multi-specialty medical staff to meet the needs of the medically complex, long-term acute patient. Our hospitals offer a broad range of physician services including pulmonology, internal medicine, infectious diseases, neurology, nephrology, cardiology, radiology and pathology. In addition, our hospitals have a multi-disciplinary team of healthcare professionals, including a professional nursing staff trained to care for long-term acute patients, respiratory, physical, occupational and speech therapists, pharmacists, registered dietitians and social workers, to address the needs of medically complex patients.

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

Competition for patients covered by non-government reimbursement sources is intense. The primary competitive factors in the LTAC hospital business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies have entered the LTAC hospital business with licensed hospitals that compete with our hospitals. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance to a hospital’s competitive position of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations that finance healthcare varies from market to market, depending on the number and market strength of such organizations.

NURSING CENTER DIVISION

Our nursing center division provides quality, cost-effective care through the operation of a national network of 226 nursing and rehabilitation centers and seven assisted living facilities (27,905 licensed beds) located in 28 states. We are the largest publicly held operator of nursing and rehabilitation centers in the United States based upon our fiscal 2010 revenues of approximately $2.2 billion (before eliminations). Through our nursing and rehabilitation centers, we provide short stay patients and long stay residents with a full range of medical, nursing, rehabilitative, pharmacy and routine services, including daily dietary, social and recreational services.

Consistent with industry trends, patients and residents admitted to our nursing and rehabilitation centers arrive with greater medical complexity and require a more extensive and costly level of care. This is particularly true with our Medicare population for whom the average length of stay in 2010 was 34 days. To appropriately care for a higher acuity short stay patient population and a more frail and unstable long stay resident population, we are taking steps to improve the delivery of the clinical and hospitality services offered to our patients and residents by adjusting the level of clinical and hospitality staffing, assisting physician oversight through the selective use of nurse practitioners, enhancing nursing skills via ongoing education and competency evaluations and improving clinical case management through the employment of clinical case managers.

We have developed transitional care units at approximately half of our nursing and rehabilitation centers. These units within our nursing and rehabilitation centers typically consist of 20 to 50 beds offering skilled nursing services and a range of rehabilitation services including physical, occupational and speech therapy to patients recovering from a variety of surgical procedures such as joint replacements, amputations, bariatric procedures, wound closure/repair procedures as well as medical conditions such as stroke, and cardiac and respiratory ailments. Several of our nursing and rehabilitation centers have clinical programs focused primarily upon a short stay patient population arriving for recovery, recuperation and rehabilitation resulting in a transitional care patient population that comprises a significant portion of the patients treated in the nursing and rehabilitation center. We refer to these types of nursing and rehabilitation centers as transitional care centers since this higher level of care encompasses a significant portion of the clinical activities of the center.

At a number of our nursing and rehabilitation centers, we offer specialized programs for residents with Alzheimer’s disease and other dementias through our Reflections units. We have developed specific certification criteria for these units. These units are operated by teams of professionals that are dedicated to addressing the unique problems experienced by residents with Alzheimer’s disease or other dementias. We believe that we are a leading provider of nursing care to residents with Alzheimer’s disease and dementia based upon the specialization and size of our program.

We also monitor and enhance the quality of care and customer service at our nursing and rehabilitation centers through the use of performance improvement committees as well as family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Physician medical directors serve on these committees and advise on healthcare policies and practices. We regularly conduct surveys of residents and their families, and these surveys are reviewed by our performance improvement committees at each center to promote quality care and customer service. An increasingly important performance improvement initiative is a division-wide focus on reducing potentially avoidable hospitalizations. The clinical leadership of each center is actively engaged in improving nursing competencies and communication skills, developing specific clinical programs to address acute care needs that may arise on site and working collaboratively with the medical community to coordinate monitoring and treatment.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. Our nursing and rehabilitation centers have been certified because the quality of our services, accommodations, equipment, safety, personnel, physical environment and policies and procedures meet or exceed the standards of certification set by those programs.

Nursing Center Division Strategy

Our goal is to become the provider of choice in the markets we serve, which we believe will allow us to increase our patient census and enhance our payor mix. We are employing several initiatives to improve the quality of our services and to address the needs of a more acute patient population. The principal elements of our nursing center division strategy are:

Providing Quality, Clinical-Based Services.    The nursing center division is focused on qualitative and quantitative clinical performance indicators with the goal of providing quality care under the cost containment objectives imposed by government and private payors. In an effort to continually improve the quality of our services and enhance our ability to care for complex and higher acuity residents, we pursue initiatives to:

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

•

maximize quality outcomes by implementing the collaborative advice and recommendations of the nursing center division’s chief medical officer, senior clinical operations staff and rehabilitation therapists, and

•

implement recommendations of our performance improvement committees established at the division, regional and district levels that analyze data, set quality goals and oversee all quality assurance and quality improvement activities throughout the division.

Enhancing Sales and Marketing Programs.    We conduct our nursing and rehabilitation center marketing efforts, which focus on the quality of care provided at our nursing and rehabilitation centers, at the local market level through our nursing and rehabilitation center executive directors, clinical liaisons, admissions coordinators and/or other center-based sales and marketing personnel. The marketing efforts of our nursing and rehabilitation center personnel are supplemented by strategies provided by our divisional, regional and district marketing staffs. We also continue to refocus our marketing efforts to address the difference between the needs of short-term rehabilitation patients and those seeking long-term care. To better promote our services we are:

•	concentrating our sales and marketing resources toward our transitional care, sub-acute and Alzheimer’s units,

•	working to improve our relationships with existing local referral sources and identifying and developing new referral sources and promoting our value proposition,

•	expanding the number of clinical liaisons and admission coordinators, particularly at the nursing and rehabilitation center level, and implementing community outreach programs,

•	focusing on improving the recruiting, training and retention of sales and marketing personnel and improving accountability, and

•	reconfiguring and streamlining our admission documentation process to address a higher volume of short-term admissions.

Increasing Operating Efficiency.    The nursing center division continually seeks to improve operating efficiency with a view to maintaining high quality care. We believe that operating efficiency is critical to maintaining our position as a leading provider of nursing center services in the United States. To improve operating efficiency we strive to:

•	increase our average patient occupancy levels, which leverages higher revenues over the fixed costs associated with operating our nursing and rehabilitation centers,

•	manage our labor costs by improving nurse and other staff retention, maintaining competitive labor rates and reducing reliance on overtime compensation and temporary nursing agency services,

•	centralize administrative functions such as accounting, payroll, legal, reimbursement, compliance and information systems,

•	enhance our quality assurance, risk management and liability claims defense initiatives to address professional liability and workers compensation costs,

•	enhance monitoring of our ancillary expenses, such as rehabilitation and pharmacy costs, that grow in an environment of increased admissions and higher acuity patients, and

•	continue to upgrade our management information systems to provide financial and clinical reporting, and improve billing and collections.

Nursing and Rehabilitation Center Development.    The nursing center division continually seeks ways to improve its existing portfolio. We have:

•	acquired four nursing and rehabilitation centers with a total of 510 nursing and rehabilitation center beds and one assisted living facility with 136 assisted living beds during 2010,

•	repositioned our portfolio by divesting six underperforming nursing and rehabilitation centers with approximately 800 licensed beds in the last three years,

•

increased our focus on the opportunities available to us in markets where we operate multiple nursing and rehabilitation centers or in which we have affiliated hospitals. These cluster markets present opportunities for our nursing and rehabilitation centers and hospitals to share centralized business office operations and collaborate on their sales and marketing and managed care strategies. These cluster markets also allow us to better coordinate and manage the continuum of care for each of our patients and residents, implement physician services strategies and reduce re-hospitalizations. We believe a more market focused approach will increase admissions over time, better educate the marketplace on our ability to care for post-acute patients and enhance our capabilities to care for patients across various post-acute settings,

•

continued to seek additional growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth, and

•	expanded our transitional care centers and transitional care units to address the needs of more Medicare and managed care short term patients.

Selected Nursing Center Division Operating Data

The following table sets forth certain operating and financial data for the nursing center division (dollars in thousands, except statistics):

	Year ended December 31,
	2010	2009	2008
Revenues	$2,187,885	$2,150,342	$2,093,297
Operating income	$302,672	$305,590	$321,814
Facilities in operation at end of period:
Nursing and rehabilitation centers:
Owned or leased	222	218	218
Managed	4	4	4
Assisted living facilities	7	6	6
Licensed beds at end of period:
Nursing and rehabilitation centers:
Owned or leased	26,957	26,711	26,935
Managed	485	485	485
Assisted living facilities	463	327	317
Patient days (a)	8,675,214	8,810,288	8,921,598
Revenues per patient day (a)	$252	$244	$235
Average daily census (a)	23,768	24,138	24,376
Admissions (a)	76,451	72,801	69,986
Occupancy % (a)	87.4	89.0	89.1
Medicare average length of stay (a,b)	34.0	35.4	35.5
Annualized employee turnover %	39.6	38.9	48.9
Assets at end of period	$647,355	$566,592	$574,710
Capital expenditures:
Routine	$37,024	$39,663	$44,627
Development	26,701	5,687	5,466

(a)	Excludes managed facilities.
(b)	Computed by dividing total Medicare discharge patient days by total Medicare discharges.

Sources of Nursing and Rehabilitation Center Revenues

Nursing and rehabilitation center revenues are derived principally from the Medicare and Medicaid programs and from private and other payors. Consistent with the nursing center industry, changes in the mix of the patient and resident population among these three categories significantly affect the profitability of our nursing and rehabilitation center operations. Although higher acuity patients generally produce the most revenue per patient day, profitability with respect to higher acuity patients is impacted by the costs associated with the higher level of nursing care and other services generally required. In addition, these patients usually have a significantly shorter length of stay.

The following table sets forth the approximate percentages of nursing and rehabilitation center patient days and revenues derived from the payor sources indicated:

	Medicare		Medicaid		Medicare Advantage		Private and other
Year ended December 31,	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues	Patient days	Revenues
2010	16%	35%	60%	40%	4%	7%	20%	18%
2009	17	34	61	42	4	6	18	18
2008	17	34	61	43	3	5	19	18

For the year ended December 31, 2010, revenues of the nursing center division totaled approximately $2.2 billion or 47% of our total revenues (before eliminations). For more information regarding the reimbursement for our nursing and rehabilitation center services, see “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Nursing and Rehabilitation Center Facilities

The following table lists by state the number of nursing and rehabilitation centers and assisted living facilities and related licensed beds we operated as of December 31, 2010:

		Number of facilities
State	Licensed beds	Owned by us	Leased from Ventas (2)	Leased from other parties	Managed	Total
Alabama (1)	464	–	2	1	–	3
Arizona	562	–	3	1	–	4
California	2,437	4	6	11	–	21
Colorado	464	–	4	–	–	4
Connecticut (1)	522	–	5	–	–	5
Georgia (1)	520	–	4	–	–	4
Idaho	695	1	7	–	–	8
Indiana	3,542	10	13	1	–	24
Kentucky (1)	1,571	2	10	1	–	13
Maine (1)	756	–	8	2	–	10
Massachusetts (1)	4,818	2	26	12	3	43
Missouri (1)	240	–	–	3	–	3
Montana (1)	276	–	2	–	–	2
Nevada	174	–	2	–	–	2
New Hampshire (1)	512	–	3	–	–	3
North Carolina (1)	2,063	–	16	3	–	19
Ohio (1)	2,053	5	9	2	–	16
Oregon (1)	205	–	2	–	–	2
Pennsylvania	103	–	1	–	–	1
Rhode Island (1)	197	–	2	–	–	2
Tennessee (1)	1,065	–	3	5	–	8
Texas	405	3	–	–	–	3
Utah	411	–	4	–	–	4
Vermont (1)	300	–	1	–	1	2
Virginia (1)	601	–	4	–	–	4
Washington (1)	656	–	7	–	–	7
Wisconsin (1)	1,922	–	11	1	–	12
Wyoming	371	–	4	–	–	4

Totals	27,905	27	159	43	4	233

(1)	These states have certificate of need regulations. See “– Governmental Regulation – Federal, State and Local Regulation.”
(2)	See “– Master Lease Agreements.”

Nursing Center Division Management and Operations

Each of our nursing and rehabilitation centers is managed by a state-licensed executive director who is supported by other professional personnel, including a director of nursing, nursing assistants, licensed practical nurses, staff development coordinator, activities director, social services director, clinical liaisons, admissions coordinator and business office manager. The directors of nursing are state-licensed nurses who supervise our nursing staffs that include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing and rehabilitation center, the types of services provided and the acuity level of the patients and residents. The nursing and rehabilitation centers contract with physicians who provide medical director services and serve on performance improvement committees. We provide our centers with centralized information systems, federal and state reimbursement expertise, state licensing and Medicare and Medicaid certification and maintenance support, as well as legal, finance, accounting, purchasing and facilities management support. The centralization of these services improves operating efficiencies, promotes the standardization of certain processes and permits our healthcare staff to focus on the delivery of quality care.

Our nursing center division is managed by a division president and a chief financial officer. Our nursing center operations are divided into three geographic regions, each of which is headed by an operational senior vice president. These three operational senior vice presidents report to the division president. The clinical issues and quality concerns of the nursing center division are overseen by the division’s chief medical officer and a divisional medical director as well as a senior vice president of clinical and nursing operations with assistance from our regional and district teams. The sales and marketing efforts for the division are led by our senior vice president of sales and marketing with assistance from our regional and district teams. Divisional, regional and/or district staff also support the nursing center division in the areas of nursing, dietary services, federal and state reimbursement, human resources management, maintenance and financial services.

Quality Assessment and Improvement

Quality of care is monitored and enhanced by our clinical operations personnel as well as our performance improvement committees and family satisfaction surveys. Our performance improvement committees oversee resident healthcare needs and resident and staff safety. Additionally, physician medical directors serve on these committees and advise on healthcare policies and procedures. Regional and district nursing professionals visit our nursing and rehabilitation centers periodically to review practices and recommend improvements where necessary in the level of care provided and to ensure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents’ families are conducted on a regular basis and provide an opportunity for families to rate various aspects of our service and the physical condition of our nursing and rehabilitation centers. These surveys are reviewed by performance improvement committees at each nursing and rehabilitation center to promote and improve resident care.

The nursing center division provides training programs for nursing center executive directors, business office and other department managers, nurses and nursing assistants. These programs are designed to maintain high levels of quality patient and resident care, with an orientation towards regulatory compliance.

Substantially all of our nursing and rehabilitation centers are certified to provide services under the Medicare and Medicaid programs. A nursing center’s qualification to participate in such programs depends upon many factors, such as accommodations, equipment, clinical services, safety, personnel, physical environment and adequacy of policies and procedures.

Nursing Center Division Competition

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

REHABILITATION DIVISION

Our rehabilitation division provides rehabilitative services including physical and occupational therapies and speech pathology services, to residents and patients of nursing centers, acute and long-term acute care hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers. We provide rehabilitative services to 541 nursing centers, 97 hospitals and 58 other locations in 40 states under the name “Peoplefirst Rehabilitation.” Approximately 61% of the rehabilitation division’s revenues in 2010 were generated from therapy services contracts with our hospitals and nursing and rehabilitation centers.

Our rehabilitation division employs approximately 10,000 therapists and had revenues of approximately $505 million (before eliminations) in 2010. We are organized into seven geographic regions.

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

•	we promote the competencies of our therapists by providing extensive training and implementing a best practices approach to the provision of rehabilitation services;

•	we take an integrated approach to delivering rehabilitation services as a key member of our customer’s interdisciplinary care team and work to enhance our customer’s quality care objectives;

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

Growth Through Selective Acquisitions.    We seek growth opportunities through strategic acquisitions in selected target markets, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. The RehabCare acquisition will substantially expand our rehabilitation business.

Growth Through Home Care and Hospice Operations.    We have continued to expand our presence into the home care and hospice markets, and now provide services in four states through 15 offices. In connection with this expansion, we acquired a hospice business in 2009 and a home health company in 2010 that operates in ten locations. Revenues from our home care and hospice operations totaled approximately $18 million in fiscal 2010.

Capital Investments.    We are expanding our operational and capital programs to refurbish and expand gym space, upgrade equipment and enhance our brand image in several of the sub-acute units, transitional care centers and transitional care units in which we provide services.

Selected Rehabilitation Division Operating Data

The following table sets forth certain operating and financial data for the rehabilitation division (dollars in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues:
Company-operated	$306,464	$288,265	$268,663
Non-affiliated	198,491	186,773	158,657

	$504,955	$475,038	$427,320

Operating income	$51,923	$50,592	$38,071
Number of customer contracts:
Company-operated	315	306	310
Non-affiliated	381	316	345
Revenue per site	$777,069	$730,345	$651,895
Therapist productivity %	82.0	84.2	81.4
Annualized employee turnover %	14.4	12.8	13.3
Assets at end of period	$87,853	$53,856	$45,733
Routine capital expenditures	$2,715	$1,043	$1,162

“Therapist productivity %” is computed by dividing labor minutes related to patient care by total labor minutes for the period.

Sources of Rehabilitation Division Revenues

The rehabilitation division receives payment for the rehabilitation services it provides to residents and patients of the customers that we serve. The payments are based upon negotiated patient per diem rates, negotiated per minute rates, or a negotiated fee schedule based upon the types of services rendered. For the year ended December 31, 2010, revenues of the rehabilitation division totaled approximately $505 million or 11% of our total revenues (before eliminations). As a provider of services to healthcare providers, trends and developments in healthcare reimbursement will impact our revenues and growth. Changes in the reimbursement provided by Medicare or Medicaid to our customers can impact the demand and pricing for our services. For more information regarding the reimbursement for our rehabilitation services, see “– Governmental Regulation – Rehabilitation Division – Overview of Rehabilitation Division Revenues,” “– Governmental Regulation – Hospital Division – Overview of Hospital Division Reimbursement,” and “– Governmental Regulation – Nursing Center Division – Overview of Nursing Center Division Reimbursement.”

Geographic Coverage

The following table lists by state the number of hospitals, nursing centers and other rehabilitation customer contracts we serviced as of December 31, 2010:

	Hospitals		Nursing centers		Other	Total
State	Company operated	Non-affiliated	Company operated	Non-affiliated	Non-affiliated	Company operated	Non-affiliated
Alabama	–	–	3	1	–	3	1
Arizona	4	–	4	1	2	8	3
California	15	–	21	6	–	36	6
Colorado	1	–	4	–	3	5	3
Connecticut	–	–	6	8	–	6	8
Delaware	–	–	–	1	–	–	1
Florida	10	–	–	4	3	10	7
Georgia	1	–	4	9	–	5	9
Idaho	–	–	8	1	5	8	6
Illinois	6	–	–	30	4	6	34
Indiana	2	–	24	5	13	26	18
Iowa	–	–	–	1	–	–	1
Kentucky	2	–	13	19	5	15	24
Louisiana	1	–	–	–	–	1	–
Maine	–	–	8	4	–	8	4
Maryland	–	–	–	20	–	–	20
Massachusetts	7	1	42	7	–	49	8
Michigan	–	1	–	–	–	–	1
Missouri	3	–	2	3	–	5	3
Montana	–	–	2	–	3	2	3
Nebraska	–	–	–	2	–	–	2
Nevada	3	1	2	2	1	5	4
New Hampshire	–	–	3	1	1	3	2
New Jersey	2	–	–	–	–	2	–
New Mexico	1	1	–	–	–	1	1
North Carolina	1	–	19	43	3	20	46
Ohio	3	2	14	42	7	17	51
Oklahoma	2	–	–	–	–	2	–
Oregon	–	–	2	1	–	2	1
Pennsylvania	7	–	1	11	–	8	11
Rhode Island	–	–	2	4	–	2	4
South Carolina	1	–	–	–	–	1	–
Tennessee	1	–	8	9	–	9	9
Texas	11	4	3	22	5	14	31
Utah	–	–	4	–	–	4	–
Vermont	–	–	2	3	–	2	3
Virginia	1	–	4	30	–	5	30
Washington	1	–	7	9	3	8	12
Wisconsin	1	–	12	14	–	13	14
Wyoming	–	–	4	–	–	4	–

Totals	87	10	228	313	58	315	381

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

Rehabilitation Division Management and Operations

We have four nursing center and three hospital regions organized predominantly by the geographic location of our customers. Each of our rehabilitation programs has an on-site manager that reports to an area rehabilitation director. The area director is responsible for the overall management of eight to 12 on-site managers. The area directors report to their respective division vice president of rehabilitation operations.

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

GOVERNMENTAL REGULATION

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA will impact each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of the U.S. Department of Health and Human Services (“HHS”) and the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”) that the information submitted is accurate and current. In addition, the primary goals of healthcare reform are to increase quality and reduce costs. The ACA includes reductions in the reimbursement paid to us and other healthcare providers as well as additional reductions for failure to meet certain quality standards. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on our business, financial position, results of operations and liquidity.

Medicare and Medicaid

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by each state funded with federal and state funds pursuant to which healthcare benefits are available to certain indigent or disabled patients. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion that may affect payments made under Medicare and Medicaid. A substantial portion of our revenues are derived from patients covered by the Medicare and Medicaid programs. See “Hospital Division – Sources of Hospital Revenues,” “Nursing Center Division – Sources of Nursing and Rehabilitation Center Revenues” and “Rehabilitation Division – Sources of Rehabilitation Division Revenues.”

We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Medicare reimbursement in LTAC hospitals and nursing centers are subject to fixed payments under the Medicare prospective payment systems. Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services. In addition, Medicaid reimbursement can be impacted negatively by state budgetary pressures, which may lead to reduced reimbursement or delays in receiving payments. In addition, we cannot assure you that the facilities operated by us, or the provision of goods and services offered by us, will meet the requirements for participation in such programs.

The ACA requires reductions to updates in the standard federal rate to LTAC hospitals beginning in the 2010 rate year and productivity adjustment reductions in updates to payments for LTAC hospitals and nursing and rehabilitation centers beginning in fiscal year 2012, which in each case may cause reimbursement to be less than in the prior year. In addition, under the ACA, Medicare payments to hospitals, including LTAC hospitals, are reduced if the hospital fails to meet certain quality data or fails to comply with new value based purchasing programs. Nursing and rehabilitation centers also will be subject to reductions in reimbursement if they fail to meet the standards in new value based purchasing programs.

In addition, there are continuing efforts to reform governmental healthcare programs that could result in major changes in the healthcare delivery and reimbursement systems on a national and state level and we cannot assure you that healthcare reform, future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Reimbursement and Regulation of Our Business – Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.”

Federal, State and Local Regulations

The extensive federal, state and local regulations affecting the healthcare industry include, but are not limited to, regulations relating to licensure, conduct of operations, ownership of facilities, addition of facilities, allowable costs, services and prices for services, facility staffing requirements, and the privacy and security of health-related information. In addition, various anti-fraud and abuse laws, including physician self-referral laws, anti-kickback laws and laws regarding filing of false claims, codified under the Social Security Act and other statutes, prohibit certain business practices and relationships in connection with healthcare services for patients whose care will be paid by Medicare, Medicaid or other governmental programs. Sanctions for violating these anti-fraud and abuse laws include criminal penalties, civil penalties and possible exclusion from government programs such as Medicare and Medicaid.

In the ordinary course of our business, we are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations, including enhanced medical necessity review of LTAC hospital cases pursuant to the SCHIP Extension Act and audits under the Centers for Medicare and Medicaid Services (“CMS”) Recovery Audit Contractor (“RAC”) program which was expanded pursuant to the Tax Relief and Health Care Act of 2006.

We believe that the regulatory environment surrounding most segments of the healthcare industry remains intense. Federal and state governments continue to impose intensive enforcement policies resulting in a significant number of inspections, citations of regulatory deficiencies and other regulatory penalties including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions and civil monetary penalties. These enforcement policies, along with the costs incurred to respond to and defend reviews, audits and investigations, could have a material adverse effect on our business, financial position, results of operations and liquidity. We vigorously contest such penalties where appropriate; however, these cases can involve significant legal and other expenses and consume our resources.

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, physical, occupational, and speech therapy, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare, any other third party payor and the patient. In addition, a civil monetary penalty of up to $15,000 for each service may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

The federal anti-kickback statute set forth in Section 1128B(b) of the Social Security Act (the “Anti-Kickback Statute”), prohibits the knowing and willful offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based on all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities. The Anti-Kickback Statute is a criminal statute, with penalties of up to $25,000, up to five years in prison, or both. The OIG can pursue a civil claim for violation of the Anti-Kickback Statute under the Civil Monetary Penalty Statute of up to $50,000 per claim and up to three times the amount received from the government for the items or services. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels. State Medicaid programs are required to enact an anti-kickback statute. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

The U.S. Department of Justice (the “DOJ”) may bring an action under the federal False Claims Act (the “FCA”), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false cost reports. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The ACA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil penalties under the FCA are between $5,500 and $11,000 for each claim and up to three times of the amount claimed. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent.

In addition to the penalties described above, violation of any of these laws may subject us to exclusion from participation in any federal or state healthcare program. These fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

The Balanced Budget Act of 1997 (the “Balanced Budget Act”) also includes a number of anti-fraud and abuse provisions. The Balanced Budget Act contains additional civil monetary penalties for violations of the Anti-Kickback Statute discussed above and imposes an affirmative duty on healthcare providers to ensure that they do not employ or contract with persons excluded from the Medicare program. The Balanced Budget Act also provides a minimum ten-year period for exclusion from participation in federal healthcare programs for persons or entities convicted of a prior healthcare offense.

Various states in which we operate hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. The implementation of these staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will depend upon our ability to attract and retain qualified healthcare professionals, including nurses, certified nurse’s assistants, therapists and other staff. Failure to comply with such minimum staffing requirements may result in the imposition of fines or other sanctions. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected. See “Item 1A – Risk Factors – Risk Factors Relating to Our Operations – We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements.”

The International Classification of Diseases (“ICD”) is a classification system for diseases and signs, symptoms, abnormal findings, complaints, social circumstances and external causes of injury or diseases, promulgated by the World Health Organization. HHS has mandated that healthcare payors and providers and their vendors must convert from the current ICD-9 coding system to the materially different ICD-10 coding system by October 1, 2013. ICD-10 is the first major change in diagnosis and procedure coding in three decades.

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

The Health Information Technology for Economic and Clinical Health Act, known as the “HITECH Act,” was passed in 2009 and instituted new HIPAA requirements regarding providing individuals with notification of breaches of their unsecured protected health information and reporting to the media of violations involving more than 500 individuals in a single jurisdiction, as well as immediate reporting to HHS of any violation involving more than 500 individuals for publication on the HHS website. The HITECH Act also imposed new requirements on HIPAA business associates and strengthened HIPAA enforcement provisions, including civil monetary penalty amounts.

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

Hospital Division

General Regulations.    The hospital division is subject to various federal and state regulations. In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. We have developed a management system to facilitate our compliance with these various standards and requirements. Among other things, each hospital employs a person who is responsible for leading an ongoing quality assessment and improvement program. Hospitals undergo periodic on-site Medicare certification surveys, which generally are limited in frequency if the hospital is accredited by the Joint Commission. As of December 31, 2010, 88 hospitals operated by the hospital division were certified as Medicare LTAC providers and one hospital has a pending certification as a Medicare short-term acute care provider. In addition, 76 hospitals also were certified by their respective state Medicaid programs. Loss of certification could affect adversely a hospital’s ability to receive payments from the Medicare and Medicaid programs.

As noted above, the hospital division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments for the referral of patients, certain referrals by physicians if they or their immediate family members have a financial relationship with the hospital, or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

Accreditation by the Joint Commission or the AOA.    Hospitals may receive accreditation from the Joint Commission or the AOA, national organizations that establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. With respect to accreditation by the Joint Commission, hospitals and certain other healthcare facilities are generally required to have been in operation at least four months in order to be eligible. After conducting on-site surveys, the Joint Commission awards accreditation for up to three years to hospitals found to be in substantial compliance with Joint Commission standards. Accredited hospitals also are periodically resurveyed, at the option of the Joint Commission, upon a major change in facilities or organization and after merger or consolidation. With respect to the AOA, the accreditation process includes and in-depth review of both open and closed patient records as well as on-site surveys, including direct observation of the care being provided. As of December 31, 2010, all of the hospitals operated by the hospital division were accredited by either the Joint Commission or the AOA or were in the process of seeking accreditation. The hospital division intends to seek and obtain Joint Commission or AOA accreditation for any additional facilities it may operate in the future.

Peer Review.    Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer review organizations or quality improvement organizations in order to ensure efficient utilization of hospitals and services. A quality improvement organization may conduct such review either prospectively or retrospectively and may, as appropriate, recommend denial of payments for services provided to a patient. The review is subject to administrative and judicial appeals. Each of the hospitals operated by our hospital division employs a clinical professional to administer the hospital’s integrated quality assurance and improvement program. Denials by third party utilization review organizations historically have not had a material adverse effect on the hospital division’s operating results.

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

Medicare Reimbursement of Long-term Acute Care Hospitals – Since October 2002, the Medicare payment system for LTAC hospitals has been based upon the Long-Term Acute Care Prospective Payment System (“LTAC PPS”), a prospective payment system specifically for LTAC hospitals. LTAC PPS maintains LTAC hospitals as a distinct provider type, separate from short-term acute care hospitals. Only providers certified as LTAC hospitals may be paid under this system. To maintain certification under LTAC PPS, the average length of stay of Medicare patients must be greater than 25 days.

CMS has, for a number of years, considered the development of facility and patient certification criteria for LTAC hospitals, potentially as an alternative to the current certification system pursuant to which LTAC hospitals must maintain an average Medicare length of stay of 25 days. In 2004, the Medicare Payment Advisory Commission, a commission chartered by Congress to advise it on Medicare payment issues (“MedPAC”), recommended to Congress the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTAC hospitals in order to ensure that only appropriate patients are admitted to these facilities. Since the MedPAC recommendation, CMS has initiated studies to examine such recommendations and those studies are ongoing. Implementation of additional criteria that may limit the population of patients eligible for our hospital services or change the basis on which we are paid could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

While the clinical system which groups procedures and diagnoses is identical to the prospective payment system for short-term acute care hospitals, LTAC PPS utilizes different rates and formulas. Three types of payments are used in this system: (a) short-stay outlier payment, which provides for patients whose length of stay is less than 5/6th of the geometric mean length of stay for that MS-LTC-DRG, based upon the lesser of (1) a per diem based upon the average payment for that MS-LTC-DRG, (2) the estimated costs, (3) the full MS-LTC-DRG payment, or (4) a blend of an amount comparable to what would otherwise be paid under IPPS computed as a per diem, capped at the full IPPS MS-DRG comparable payment amount and a per diem based upon the average payment for that MS-LTC-DRG under LTAC PPS; (b) MS-LTC-DRG fixed payment which provides a single payment for all patients with a given MS-LTC-DRG, regardless of length of stay, cost of care or place of discharge; and (c) high cost outlier that will provide a partial coverage of costs for patients whose cost of care far exceeds the MS-LTC-DRG reimbursement. For patients in the high cost outlier category, Medicare will reimburse 80% of the costs incurred above a threshold, defined as the MS-LTC-DRG reimbursement plus a fixed loss amount per discharge.

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

The LTAC PPS system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

SCHIP Extension Act.

The SCHIP Extension Act became law on December 29, 2007. This legislation provides for, among other things:

(1)	a mandated study by the Secretary of HHS on the establishment of LTAC hospital certification criteria;

(2)	enhanced medical necessity review of LTAC hospital cases;

(3)	a three-year moratorium on the establishment of a LTAC hospital or satellite facility, subject to exceptions for facilities under development;

(4)	a three-year moratorium on an increase in the number of licensed beds at a LTAC hospital or satellite facility, subject to exceptions for states where there is only one other LTAC hospital and upon request following the closure or decrease in the number of licensed beds at a LTAC hospital within the state;

(5)	a three-year moratorium on the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS;

(6)	a three-year moratorium on very short-stay outlier payment reductions to LTAC hospitals initially implemented on May 1, 2007;

(7)	a three-year moratorium on the application of the so-called “25 Percent Rule” (described below) to freestanding LTAC hospitals;

(8)	a three-year period during which LTAC hospitals that are co-located with another hospital may admit up to 50% of their patients from their co-located hospital and still be paid according to LTAC PPS;

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

The ACA revised certain provisions of the SCHIP Extension Act. The moratoriums on the establishment of new LTAC hospitals or satellites and bed increases at LTAC hospitals or satellites, the application of a one-time budget neutrality adjustment to rates, the payment reductions due to the very short-stay outlier provisions and application of the “25 Percent Rule” to freestanding hospitals were extended from three years to five years. In addition, the periods during which LTAC hospitals may admit up to 50% of their patients from co-located hospitals and during which LTAC hospitals may admit up to 75% of their patients from a MSA Dominant hospital were extended from three years to five years as well.

Recent Medicare Rate Adjustments.

On May 1, 2007, CMS issued regulatory changes regarding Medicare reimbursement for LTAC hospitals (the “2007 Final Rule”). In the 2007 Final Rule, the policy known as the “25 Percent Rule” was expanded to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon short-term acute care hospital rates. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital, such as a HIH. The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using IPPS. Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At December 31, 2010, we operated 17 HIHs with 730 licensed beds.

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

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 0.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $18,425. These final regulations also include a recalibration of the MS-LTC-DRG payment weights. CMS indicated that all of these changes will result in a

3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights. On April 1, 2010, CMS reduced the October 1, 2009 standard federal payment rate by 0.25% as mandated by the ACA. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including LTAC hospitals, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals are scheduled to be implemented on October 1, 2011.

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

The LTAC PPS system is subject to significant change. Slight variations in patient acuity or length of stay could significantly change Medicare revenues generated under LTAC PPS. In addition, our hospitals may not be able to appropriately adjust their operating costs to changes in patient acuity and length of stay or to changes in reimbursement rates. In addition, we cannot assure you that LTAC PPS will not have a material adverse effect on revenues from commercial third party payors. Various factors, including a reduction in average length of stay, have negatively impacted revenues from commercial third party payors in recent years.

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

Non-government Payments – The hospital division seeks to maximize the number of non-government payment patients admitted to its hospitals, including those covered under commercial insurance and managed care health plans. Non-government payment patients typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

Nursing Center Division

General Regulations.    The development and operation of nursing and rehabilitation centers and the provision of healthcare services are subject to federal, state and local laws relating to the adequacy of medical care, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Nursing and rehabilitation centers are subject to periodic inspection by governmental and other authorities to ensure continued compliance with various standards, continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. The failure to obtain, maintain or renew any required regulatory approvals or licenses could adversely affect nursing and rehabilitation center operations including their financial results.

As noted above, the nursing center division also is subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws prohibit, among other things, certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services and prohibit referrals from physicians that have certain financial relationships with the provider. Such laws include the Anti-Kickback Statute, the Stark Law and the FCA. In addition, some states restrict certain business relationships between physicians and ancillary service providers and some states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary considerably from state to state.

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

Licensure and Requirements for Participation.    The nursing and rehabilitation centers operated and managed by the nursing center division are licensed either on an annual or bi-annual basis and generally are certified annually for participation in Medicare and Medicaid programs through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to compliance with the laws and regulations governing the operation of nursing and rehabilitation centers including the quality of nursing care, the qualifications of the administrative and nursing personnel, and the adequacy of the physical plant and equipment. Federal regulations determine the survey process for nursing and rehabilitation centers that is followed by state survey agencies. The state survey agencies recommend to CMS the imposition of federal sanctions and impose state sanctions on facilities for noncompliance with certain requirements. Available sanctions include, but are not limited to, imposition of civil monetary penalties, temporary suspension of payment for new admissions, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and Medicaid programs.

We believe that substantially all of our nursing and rehabilitation centers are in substantial compliance with applicable Medicare and Medicaid requirements of participation. In the ordinary course of business, however, our nursing and rehabilitation centers periodically receive statements of deficiencies from regulatory agencies. In response, the nursing and rehabilitation centers implement plans of correction to address the alleged deficiencies. In most instances, the regulatory agency accepts the nursing and rehabilitation center’s plan of correction and places the nursing and rehabilitation center back into compliance with regulatory requirements. In some cases, the regulatory agency may take a number of adverse actions against the nursing and rehabilitation center, including the imposition of fines, temporary suspension of payment for admission of new residents to the nursing and rehabilitation center, decertification from participation in the Medicaid and/or Medicare programs and, in extreme circumstances, revocation of the nursing and rehabilitation center’s license.

Overview of Nursing Center Division Reimbursement

Medicare – The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to nursing and rehabilitation centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical, speech and occupational therapies, certain pharmaceuticals and supplies and other necessary services provided by nursing and rehabilitation centers. Medicare payments to our nursing and rehabilitation centers are based upon certain resource utilization grouping (“RUG”) payment rates developed by CMS that provide various levels of reimbursement based upon patient acuity.

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

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the Medicare Physician Fee Schedule (“MPFS”). Annually since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In December 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which again suspended the payment cut for 2011.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The ACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010. MMEA extended the therapy cap exception process through December 31, 2011. Patients in our facilities whose stay is not reimbursed by Medicare must seek reimbursement for their therapy under Medicare Part B and are subject to the therapy cap.

On January 1, 2006, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Part D”) implemented a major expansion of the Medicare program through the introduction of a prescription drug benefit. Under Medicare Part D, dual eligible patients have their outpatient prescription drug costs covered by this new Medicare benefit, subject to certain limitations. Most of our nursing and rehabilitation center patients whose drug costs were previously covered by state Medicaid programs are dual eligible patients who qualify for the Medicare drug benefit. Accordingly, Medicaid is no longer a primary payor for the pharmacy services provided to these residents.

Recent Medicare Rate Adjustments

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%; (2) updates to the wage indexes which adjust the federal payment; and (3) a reduction in the RUG indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for nursing centers are scheduled to be implemented on October 1, 2011.

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%.

On November 2, 2010, CMS issued a final rule related to rate changes to Medicare Part B therapy services included in the MPFS rule. The rule became effective January 1, 2011. The rule provides for a rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. CMS projects that the rule will result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. Based upon our historical Medicare Part B therapy services data, we estimate that this rule will reduce our Medicare revenues related to Part B therapy services by approximately $7 million per year beginning in 2011.

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the allocation of minutes has changed as a result of the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Additional tracking provisions also require therapists to track and report different delivery modes of therapy (individual, concurrent and group therapy) on MDS 3.0. Our rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes. Effective October 1, 2010, CMS began paying claims using the RUGs IV system.

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

The nursing center division provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals. Medicaid programs also are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing and rehabilitation centers operated by the nursing center division. We believe that the payments under many of these programs may not be sufficient on an overall basis to cover the costs of serving certain patients participating in these programs. In addition, the downturn in the United States economy over the past few years has accentuated budgetary pressures impacting state fiscal budgets, thereby further reducing Medicaid payments to our nursing and rehabilitation centers from current levels.

Under the American Recovery & Reinvestment Act of 2009, state Medicaid programs were granted a temporary increase in federal medical assistance percentage (“FMAP”) funding. As a result of the economic downturn experienced by most states, the practical effect of the increase in FMAP funding meant the payments for services in nursing and rehabilitation centers in most states were either frozen or increased nominally relative to annual adjustments normally associated with the Medicaid budget process. After various legislative extensions, the enhanced FMAP rate is set to expire June 30, 2011.

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

Non-government Payments – The nursing center division seeks to maximize the number of non-government payment residents admitted to our nursing and rehabilitation centers, including those covered under private insurance and managed care health plans. Non-government payment residents typically have financial resources (including insurance coverages) to pay for their services and do not rely on government programs for support. It is important to our business to establish relationships with commercial insurers, managed care health plans and other private payors and to maintain our reputation with such payors as a provider of quality patient and resident care. We negotiate contracts with purchasers of group healthcare services, including private employers, commercial insurers and managed care companies. Some payor organizations attempt to obtain discounts from established charges. We focus on demonstrating to these payors how our services can provide them and their customers with the most viable pricing arrangements in circumstances where they may otherwise be faced with funding treatment at higher rates at other healthcare providers. The importance of obtaining contracts with commercial insurers, managed care health plans and other private payors varies among markets, depending on such factors as the number of commercial payors and their relative market strength. Failure to obtain contracts with certain commercial insurers and managed care health plans or reductions in payments for our services provided to individuals covered by commercial insurance could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Overview of Rehabilitation Division Revenues

The rehabilitation division receives payment for the services it provides to patients and residents of the nursing centers, acute and long-term acute care hospitals, outpatient clinics, home health agencies, assisted living facilities, school districts and hospice providers that it serves. The payments are based upon negotiated patient per diem rates, negotiated per minute rates or a fee schedule based upon the type of service rendered.

As noted above, various federal and state laws and regulations govern reimbursement to long-term care facilities, hospitals and other healthcare providers participating in Medicare, Medicaid and other federal healthcare programs. Though these laws and regulations are generally not directly applicable to our rehabilitation division, they are applicable to our customers. If our customers fail to comply with these laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties, which could materially and adversely affect our business, financial position, results of operations and liquidity. If our arrangements with our customers are found to violate the Anti-Kickback Statute or other fraud and abuse laws, we could be subject to criminal and civil penalties as well as exclusion from participation in federal and state healthcare programs. In addition, there continue to be legislative and regulatory proposals to contain healthcare costs by imposing further limitations on government and private payments to providers of healthcare services.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to the MPFS. Annually since 1997, the MPFS has been subject to the SGR, intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In December 2010, Congress passed MMEA which again suspended the payment cut for 2011.

Since 2006, federal legislation has provided for an annual Medicare Part B outpatient therapy cap. In succeeding years, CMS subsequently increased the amount of the therapy cap. Legislation also was passed that required CMS to implement a broad process for reviewing medically necessary therapy claims, creating an exception to the cap. Legislation has annually extended the Medicare Part B outpatient therapy cap exception process. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, extended the therapy cap exception process from July 1, 2008 to December 31, 2009. The ACA provided that the exception process remain in effect from January 1, 2010 through December 31, 2010. MMEA extended the therapy cap exception process through December 31, 2011.

On July 16, 2010, CMS issued a notice that updates the payment rates for nursing centers for the fiscal year beginning October 1, 2010. That notice provided for an increase in rates of 1.7%, which is comprised of a market basket increase of 2.3% less a forecast error adjustment of 0.6%.

On November 2, 2010, CMS issued a final rule related to rate changes to Medicare Part B therapy services included in the MPFS rule. The rule became effective January 1, 2011. The rule provides for a rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. CMS projects that the rule will result in an approximate 7% rate reduction for Medicare Part B therapy services in calendar year 2011. Based upon our historical Medicare Part B therapy services data, we estimate that this rule will reduce our Medicare revenues related to Part B therapy services by approximately $7 million per year beginning in 2011.

In addition, for the fiscal year beginning October 1, 2010, CMS finalized provisions that increase the number of RUG categories for nursing centers from 53 to 66 (i.e., RUGs IV) and amend the criteria, including the provision of therapy services, used to classify patients into these categories. CMS has indicated that these changes will be enacted in a budget neutral manner. While we are unable to estimate the impact of these changes, the operating results of our contract rehabilitation services business may be adversely affected.

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the allocation of minutes has changed as a result of MDS 3.0. Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Additional tracking provisions also require therapists to track and report different delivery modes of therapy (individual, concurrent and group therapy) on MDS 3.0. Our rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes. Effective October 1, 2010, CMS began paying claims using the RUGs IV system.

Reductions in the reimbursement provided to our customers by Medicare or Medicaid could negatively impact the demand and price for our services and could have a material adverse effect on our rehabilitation revenues and growth prospects.

MASTER LEASE AGREEMENTS

At December 31, 2010, we leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (as amended, the “Master Lease Agreements”). Under the Master Lease Agreements, Ventas has a right to sever properties from the existing leases in order to create additional leases, a device adopted to facilitate its financing flexibility. In such circumstances, our aggregate lease obligations remain unchanged.

On April 30, 2009, we entered into agreements with Ventas to renew the leases for 86 nursing and rehabilitation centers and 22 LTAC hospitals (collectively, the “2010 Renewal Facilities”) for an additional five years. The initial lease term for the 2010 Renewal Facilities was set to expire in April 2010.

The following summary description of the Master Lease Agreements is qualified in its entirety by reference to the Master Lease Agreements filed with the SEC.

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

Under the Master Lease Agreements, the base term for 28 nursing and rehabilitation center and eight LTAC hospital leases (which are contained in four renewal bundles) is scheduled to expire in April 2013 (the “2013 Lease Renewals”). At our option, the 2013 Lease Renewals may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

The base terms for 45 nursing and rehabilitation centers and eight LTAC hospitals as well as the 2010 Renewal Facilities were initially set to expire in April 2008 and 2010, respectively, but were each renewed for additional five-year terms. We may further extend the term of these leases for two additional five-year renewal terms beyond the first renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. The fair market value rental rate is determined through an appraisal procedure set forth in the Master Lease Agreements. The then fair market value rental rate may be materially higher than the existing rental rate. In such a situation we may be forced to either not exercise the renewal or pay the higher rental rate, either of which could have a material adverse effect on our business, financial position, results of operations and liquidity. If we elect to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

The following chart sets forth the remaining lease renewals under the Master Lease Agreements:

		Facility renewals
Expiration date	Renewal date	Nursing and rehabilitation centers	Hospitals	Renewal bundles
April 30, 2013	November 1, 2011 – April 29, 2012	28	8	4
April 30, 2013	November 1, 2011 – April 29, 2012	45	8	6
April 30, 2015	November 1, 2013 – April 29, 2014	86	22	10

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

We paid rents to Ventas (including amounts classified as discontinued operations) approximating $246 million for the year ended December 31, 2010, $243 million for the year ended December 31, 2009 and $239 million for the year ended December 31, 2008.

Each Master Lease Agreement provides for rent escalations each May 1 if the patient revenues for the leased properties meet certain criteria as measured using the preceding calendar year revenues as compared to the base period. All annual rent escalators are payable in cash. In connection with the exercise of the rent reset by Ventas in 2006, the rent escalations were modified. The contingent annual rent escalator is 2.7% for Master Lease

Agreements Nos. 1, 3 and 4. The contingent annual rent escalator for Master Lease Agreement No. 2 is based upon the Consumer Price Index with a floor of 2.25% and a ceiling of 4%. In 2010, the contingent annual rent escalator for Master Lease Agreement No. 2 was 2.25%.

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

Assignment and Subletting

Except as noted below, the Master Lease Agreements provide that we may not assign, sublease or otherwise transfer any leased property or any portion of a leased property as a whole (or in substantial part), including by virtue of a change of control, without the consent of Ventas, which may not be unreasonably withheld if the proposed assignee (1) is a creditworthy entity with sufficient financial stability to satisfy its obligations under the related Master Lease Agreement, (2) has not less than four years experience in operating healthcare facilities for the purpose of the applicable facility’s primary intended use, (3) has a favorable business and operational reputation and character, and (4) has all licenses, permits, approvals and authorizations to operate the facility and agrees to comply with the use restrictions in the related Master Lease Agreement. The obligation of Ventas to consent to a subletting or assignment is subject to the reasonable approval rights of any mortgagee and/or the lenders under its credit agreement. We may sublease up to 20% of each leased property for restaurants, gift shops and other stores or services customarily found in hospitals or nursing and rehabilitation centers without the consent of Ventas, subject, however, to there being no material alteration in the character of the leased property or in the nature of the business conducted on such leased property.

In addition, each Master Lease Agreement allows us to assign or sublease (a) without the consent of Ventas, 10% of the nursing and rehabilitation center facilities in each Master Lease Agreement and (b) with Ventas’ consent (which consent will not be unreasonably withheld, delayed or conditioned), two hospitals in each Master Lease Agreement, if either (i) the applicable regulatory authorities have threatened to revoke our Medicaid or Medicare certification or an authorization necessary to operate such leased property or (ii) we cannot profitably operate such leased property. Any such proposed assignee/sublessee must satisfy the requirements listed above and it must have all licenses, permits, approvals and other authorizations required to operate the leased properties in accordance with the applicable permitted use. With respect to any assignment or sublease made under this provision, Ventas agrees to execute a nondisturbance and attornment agreement with such proposed assignee or subtenant. Upon any assignment or subletting, we will not be released from our obligations under the applicable Master Lease Agreement.

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

ADDITIONAL INFORMATION

Employees

As of December 31, 2010, we had approximately 40,600 full-time and 16,200 part-time and per diem employees. We had approximately 3,100 unionized employees at 35 of our facilities as of December 31, 2010.

The market for qualified nurses, therapists and other healthcare professionals is highly competitive. We, like other healthcare providers, have experienced difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists and other providers of healthcare services. Our hospitals and nursing and rehabilitation centers are particularly dependent on nurses for patient care. Our rehabilitation division continues to seek qualified therapists to fill open positions. The difficulty we have experienced in hiring and retaining qualified personnel has increased our average wage rates and may force us to increase our use of contract personnel. We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 57% of our consolidated revenues for the year ended December 31, 2010. Our ability to manage labor costs will significantly affect our future operating results.

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.

Our filings with the SEC are available to the public free of charge on the SEC website at http://www.sec.gov, which contains reports, proxy and information statements and other information. You also may read or obtain copies of this information in person or by mail from the SEC’s Public Reference Room, 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from our expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in our filings with the SEC. Factors that may affect our plans or results include, without limitation:

•

our ability to integrate the operations of the acquired hospitals and rehabilitation services operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the RehabCare acquisition and any other acquisitions that may be undertaken during 2011, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that RehabCare fails to meet its expected financial and operating targets,

•

the receipt of all required licensure and regulatory approvals and the satisfaction of the closing conditions to the RehabCare acquisition, including approval of the pending transaction by the stockholders of the respective companies, and our ability to complete the required financing as contemplated by the financing commitment,

•	the potential for diversion of management time and resources in seeking to complete the RehabCare acquisition and integrate its operations,

•	the potential failure to retain key employees of RehabCare,

•

the impact of our significantly increased levels of indebtedness as a result of the RehabCare acquisition on our funding costs, operating flexibility and ability to fund ongoing operations with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets,

•	the potential for dilution to our stockholders as a result of the RehabCare acquisition,

•	the impact of pending or future litigation relating to the RehabCare acquisition,

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. Healthcare reform will impact each of our businesses in some manner. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business, financial position, results of operations and liquidity,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to LTAC PPS, including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for nursing centers, and the expiration of the Medicare Part B therapy cap exception process,

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

•

our ability to operate pursuant to the terms of our debt obligations, including our obligations under financings undertaken to complete the RehabCare acquisition, and our ability to operate pursuant to our Master Lease Agreements,

•

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of our businesses, or which could negatively impact our investment portfolio,

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

•

the increase in the costs of defending and insuring against alleged professional liability and other claims and the ability to predict the estimated costs related to such claims, including the impact of differences in actuarial assumptions and estimates compared to eventual outcomes,

•	our ability to successfully reduce (by divestiture of operations or otherwise) our exposure to professional liability and other claims,

•	our ability to successfully dispose of unprofitable facilities,

•	events or circumstances which could result in the impairment of an asset or other charges,

•	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and

•	our ability to maintain an effective system of internal control over financial reporting.

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

Risk Factors Relating to the RehabCare Acquisition

There are risks associated with our pending acquisition of RehabCare.

On February 7, 2011, we executed the Merger Agreement in which we agreed to acquire RehabCare for cash and shares of our common stock. While we agreed to acquire RehabCare because we believe the acquisition will be beneficial to us and our stockholders, there are risks associated with the acquisition, which include:

•	whether we will be able to complete our planned financing of the RehabCare acquisition on the terms and the timetable that we expect;

•	whether our stockholders and those of RehabCare will approve the Merger;

•

any issuance of our shares in the RehabCare acquisition will result in dilution of the ownership percentage of our existing stockholders, and any economic benefits that we realize as a result of the acquisition may not be sufficient to offset the ownership dilution;

•

potential delays or unanticipated costs associated with our efforts to obtain licensure and regulatory approvals with respect to the RehabCare acquisition, as well as the approval by RehabCare’s stockholders, including the possibility that licensure or regulatory approvals may be granted subject to conditions, such as divestitures of existing assets or businesses or restrictions on the conduct of the combined company, that could affect our operations, financial results and prospects;

•

the impact and outcome of litigation challenging the terms of the RehabCare acquisition, including pending class action litigation against us, which could entail claims for damages and significant cost and delay the consummation of the RehabCare acquisition;

•	the risks associated with our efforts to integrate the operations of RehabCare with our own and achieve the cost and other synergies we expect, as described below;

•	the impact of our increased level of indebtedness after the RehabCare acquisition on our financial and operating flexibility, our future access to the credit markets and our funding costs; and

•	the possibility that the market price of our common stock may decline as a result of investor perceptions about the terms or benefits of the RehabCare acquisition.

In addition, we may be required to pay RehabCare a termination fee of $62 million upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of our board of directors or our failure to complete the financing, after all other closing conditions have been met.

Any of these and the other risks discussed below could jeopardize our ability to complete the RehabCare acquisition or realize its anticipated benefits as and when planned, which could in turn have a material adverse effect on our stock price, financial condition, results of operations and business prospects.

We may not be able to successfully integrate RehabCare’s operations with our own or realize the anticipated benefits of the RehabCare acquisition, which could materially and adversely affect our financial condition, results of operations and business prospects.

Even if we complete the RehabCare acquisition, we may not be able to successfully integrate its operations with our own, and we may not realize all or any of the expected benefits of the acquisition as and when planned. The integration of RehabCare’s operations with our own will be complex, costly and time-consuming. We expect that it will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of RehabCare include:

•

the possibility that we will fail to implement our business plans for the combined company, including as a result of new legislation or regulation in the healthcare industry that affects the timing or costs associated with the operations of the combined company or our integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;

•	limitations prior to the consummation of the acquisition on our ability to work with RehabCare management to develop an integration plan;

•	the increased scope and complexity of our operations;

•	the potential loss of key employees and the costs associated with our efforts to retain key employees;

•	provisions in our and RehabCare’s contracts with third parties that may limit our flexibility to take certain actions;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures of the two companies;

•	the possibility that we may have failed to discover liabilities of RehabCare during our due diligence investigation as part of the acquisition for which we, as a successor owner, may be responsible;

•	obligations that we will have to joint venture partners and other counterparties of RehabCare that arise as result of the change in control of RehabCare;

•

obligations that we will have to our lenders under the new financing arrangements to be put in place upon the closing of the merger, including our obligations to comply with significant new financial covenants; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of RehabCare’s operations with our own.

As a result of these difficulties and risks, we may not accomplish the integration of RehabCare’s business smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the RehabCare acquisition, such as increase in our scale, diversification, cash flows and operational efficiency and meaningful accretion to our diluted earnings per share.

We must obtain governmental and regulatory approvals to consummate the RehabCare acquisition, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay its consummation, result in additional expenditure of time and resources and reduce the anticipated benefits of the acquisition.

The proposed acquisition of RehabCare is conditioned on the receipt of all material governmental authorizations, consents, orders and approvals, including U.S. antitrust clearance and state licensure and regulatory approvals. If we do not receive these approvals, or do not receive them on terms that satisfy the conditions set forth in the Merger Agreement, then we will not be obligated to consummate the proposed acquisition.

The governmental agencies from which we will seek these approvals have broad discretion in administering the relevant regulations. As a condition to their approval of the RehabCare acquisition, they may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of the combined company. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the RehabCare acquisition and could reduce its anticipated benefits to us. We cannot assure you that we will obtain all of the required approvals or that we can obtain them on any particular terms.

We may be unable to realize anticipated cost synergies or may incur additional and/or unexpected costs in order to realize them.

We expect to realize approximately $40 million of operating synergies within a period of two years following the completion of the RehabCare acquisition, with approximately $25 million expected in the first year after closing. We may be unable to realize all of these cost synergies within the timeframe expected, or at all, and we may incur additional and/or unexpected costs in order to realize them.

Risk Factors Relating to Reimbursement and Regulation of Our Business

Healthcare reform has initiated significant reforms to the United States healthcare system.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA will impact each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of HHS and the OIG that the information submitted is accurate and current. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on our business, financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a substantial reduction in our revenues and operating margins.

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for substantially all of our revenues. For the year ended December 31, 2010, we derived approximately 63% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Item 1 – Business.”

There are continuing efforts to reform governmental healthcare programs, both as part of the ACA enacted in 2010 and otherwise, that could result in major changes in the healthcare delivery and reimbursement system on a national and state level. Potential reforms include changes directly impacting the government and private reimbursement systems for our LTAC hospitals, our nursing and rehabilitation centers as well as our rehabilitation operations. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted by Congress or CMS in the future.

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

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increased operating costs. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Future cost containment initiatives undertaken by third party payors may limit our revenues and profitability.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs or to respond to healthcare reform could affect the profitability of our services. These payors attempt to control healthcare costs by contracting with providers of healthcare to obtain services on a discounted basis. We believe that this trend will continue and intensify and may further limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

Further consolidation of managed care organizations and other third party payors may adversely affect our profits.

Managed care organizations and other third party payors have continued to consolidate in order to enhance their ability to influence the delivery and cost structure of healthcare services. Consequently, the healthcare needs of a large percentage of the United States population are increasingly served by a smaller number of managed care organizations. These organizations generally enter into service agreements with a limited number of providers for needed services. In addition, third party payors, including managed care payors, increasingly are demanding discounted fee structures. To the extent that these organizations terminate us as a preferred provider, engage our competitors as a preferred or exclusive provider or demand discounted fee structures, our business, financial position, results of operations and liquidity could be materially and adversely affected.

We conduct business in a heavily regulated industry, and changes in regulations, the enforcement thereof or violations of regulations may result in increased costs or sanctions that reduce our revenues and profitability.

In the ordinary course of our business, we are subject regularly to inquiries and audits by federal and state agencies that oversee applicable healthcare program participation and payment regulations. We also have been subject to government investigations. We believe that the regulatory environment surrounding most segments of the healthcare industry will remain intense.

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

Federal and state governments continue to pursue intensive enforcement policies resulting in a significant number of inspections, audits, citations of regulatory deficiencies and other regulatory sanctions including demands for refund of overpayments, terminations from the Medicare and Medicaid programs, bans on Medicare and Medicaid payments for new admissions and civil monetary penalties. RAC audits and other audits evaluating the medical necessity of services provided are expected to further intensify the regulatory environment surrounding the healthcare industry as third party firms engaged by CMS commence extensive reviews of claims data and medical and other records to identify improper payments to healthcare providers under the Medicare program. If we fail to comply with the extensive laws and regulations applicable to our businesses, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to investigations, audits or other enforcement actions under these laws or regulations. Furthermore, should we lose the licenses for one or more of our facilities as a result of regulatory action or otherwise, we could be in default under our Master Lease Agreements and our revolving credit facility. Failure of our staff to satisfy applicable licensure requirements or of our hospitals and nursing and rehabilitation centers to satisfy applicable licensure and certification requirements could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We face and are currently subject to reviews, audits and investigations under our contracts with federal and state government agencies and other payors, and these reviews, audits and investigations could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we face and are currently subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. An increasing level of governmental and private resources is being devoted to the investigation of allegations of fraud and abuse in the Medicare and Medicaid programs, and federal and state regulatory authorities are taking an increasingly strict view of the requirements on healthcare providers by the Social Security Act and Medicare and Medicaid programs. We are routinely subject to audits under various government programs, including the RAC program, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments to healthcare providers under the Medicare program. In addition, we, like other nursing center operators, are subject to ongoing investigations by the OIG into the billing of rehabilitation services provided to Medicare patients and general compliance with conditions of participation with Medicare and Medicaid. Private pay sources also often reserve the right to conduct audits. Our costs to respond to and defend reviews, audits and investigations are significant and are likely to increase in the current enforcement environment. In the past, some of these audits and investigations have required us to refund or retroactively adjust amounts that have been paid under the relevant program or from other payors. We may be subject to similar obligations in the future. Moreover, an adverse review, audit or investigation could also result in other adverse consequences, particularly if the underlying conduct is found to be systemic. These consequences include:

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	loss of our right to participate in the Medicare or Medicaid programs or one or more third party payor networks; or

•	damage to our reputation in various markets, which could adversely affect our ability to attract patients, residents and employees.

If they were to occur, these consequences could have a material adverse effect on our business, financial position, results of operations and liquidity.

We are subject to extensive and complex federal and state government laws and regulations which govern and restrict our relationships with physicians and other referral sources.

The Anti-Kickback Statute, the federal physician self-referral laws (commonly called the Stark Law), the FCA and similar state laws materially restrict our relationships with physicians and other referral sources. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our healthcare facilities, and these laws govern those relationships. The OIG has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute. While we endeavor to comply with the safe harbors, certain of our current arrangements, including with physicians and other referral sources, may not qualify for safe harbor protection. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-Kickback Statute. Allegations of violations of the Anti-Kickback Statute may be brought under federal civil monetary penalty laws, which require a lower burden of proof than other fraud and abuse laws, including the Anti-Kickback Statute.

Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

Additionally, if we violate the Anti-Kickback Statute or the Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower”, lawsuit.

If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, and criminal penalties.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial position, results of operations and liquidity, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

If our LTAC hospitals fail to maintain their certification as long-term acute care hospitals, our profitability would decline.

If our LTAC hospitals, satellite LTAC facilities or HIHs fail to meet or maintain the standards for certification as LTAC hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to LTAC hospitals. Payments at rates applicable to general acute care hospitals would result in our LTAC hospitals receiving less Medicare reimbursement than they currently receive for patient services and our profitability would decline. In addition, implementation of additional LTAC hospital certification criteria and medical necessity reviews may limit the population of patients eligible for our services or change the basis upon which we are paid, which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The SCHIP Extension Act imposed a three-year moratorium beginning on December 29, 2007 on the establishment and classification of new LTAC hospitals, LTAC satellite facilities and LTAC beds in existing LTAC hospitals or satellite hospitals. The ACA extended this moratorium to five years. The moratorium does not apply to LTAC hospitals that, before December 29, 2007, (1) began the qualifying period for payment under LTAC PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTAC hospital and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTAC hospital is located in a state where there is only one other LTAC hospital and the LTAC hospital requests an increase in beds following the closure or the decrease in the number of beds of the other LTAC hospital. This moratorium may adversely affect our ability to increase LTAC bed capacity, expand into new areas or increase bed capacity in existing markets that we serve.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTAC hospitals, including HIHs and satellite hospitals, will have an adverse effect on our future revenues and profitability.

The SCHIP Extension Act, among other things, placed a three-year moratorium beginning on December 29, 2007 on (1) the application of a one-time budget neutrality adjustment to payment rates to LTAC hospitals under LTAC PPS, and (2) the very short stay outlier payment reductions to LTAC hospitals. The ACA extended this moratorium to five years. The expiration of this moratorium could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In 2007, CMS expanded the “25 Percent Rule” to all LTAC hospitals, regardless of whether they are co-located with another hospital. Under the 2007 Final Rule, all LTAC hospitals were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS rates.

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

The SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. In addition, the SCHIP

Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered hospitals with a host hospital will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

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

The ACA and other laws and regulations that limit or restrict Medicare and Medicaid payments to our customers could adversely impact the liquidity of our customers, resulting in their inability to pay us, or to timely pay us, for our products and services. In addition, if our customers fail to comply with applicable laws and regulations they could be subject to possible sanctions, including loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These developments could have a material adverse effect on our business, financial position, results of operations and liquidity.

Risks Factors Relating to Our Capital and Liquidity

We may not be able to meet our substantial rent and debt service requirements.

A substantial portion of our cash flows from operations is dedicated to the payment of rents related to our leased properties as well as principal and interest obligations on our outstanding indebtedness, including our revolving credit facility. Subject to certain restrictions, we also have the ability to incur substantial additional borrowings under our revolving credit facility. In addition, we intend to incur substantial additional indebtedness in connection with the RehabCare acquisition. If we are unable to generate sufficient funds to meet our obligations or our revolving credit facility otherwise becomes due and payable, we may be required to refinance, restructure or otherwise amend some or all of such obligations, sell assets or raise additional cash through the sale of our equity. We cannot assure you that we would be able to obtain such refinancing on terms as favorable as our current financing or that such restructuring activities, sales of assets or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations. In addition, our Master Lease Agreements and/or our revolving credit facility:

•

require us to dedicate a substantial portion of our cash flow to payments on our rent and interest obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities,

•	require us to pledge as collateral substantially all of our assets,

•	require us to maintain a certain defined fixed payment ratio at a specified level, thereby reducing our financial flexibility,

•	require us to limit the amount of capital expenditures we can incur in any fiscal year and also limit the aggregate amount we can expend on acquisitions, and

•	require us to operate continuously each leased property despite its level of profitability and otherwise restrict our operational flexibility.

These provisions:

•	could have a material adverse effect on our ability to withstand competitive pressures or adverse economic conditions (including adverse regulatory changes),

•	could adversely affect our ability to make material acquisitions, obtain future financing or take advantage of business opportunities that may arise, and

•	could increase our vulnerability to a downturn in general economic conditions or in our business.

Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations and liquidity.

We lease 38 of our hospitals and 159 of our nursing and rehabilitation centers from Ventas under our Master Lease Agreements. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also would result in a default under our revolving credit facility. Upon an Event of Default, remedies available to Ventas include, without limitation, terminating such Master Lease Agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such Master Lease Agreement, including the difference between the rent under such Master Lease Agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such Master Lease Agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

For additional information on the Master Lease Agreements, see “Item 1 – Business – Master Lease Agreements.”

The condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, could limit the availability and terms of debt and equity financing sources to fund the capital and liquidity requirements of our businesses, including financing we must undertake in connection with the RehabCare acquisition.

Financial markets experienced significant disruptions over the past few years. These disruptions have impacted liquidity in the debt markets, making financing terms for borrowers less attractive and, in certain cases, significantly reducing the availability of certain types of debt financing. Despite the instability over the past few years within the financial markets nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events. While the term of our revolving credit facility expires in July 2012, we cannot assure you that a prolonged downturn in the credit markets or other circumstances will not impact our ability to access our revolving credit facility or to refinance the revolving credit facility. Our inability to access our revolving credit facility or refinance the revolving credit facility would have a material adverse effect on our business, financial position, results of operations and liquidity. We believe that the revolving credit facility included in the financing arrangements we will undertake for purposes of the RehabCare acquisition will include substantially similar terms and therefore continue to expose us to the risks identified above.

Interest rates under our revolving credit facility are based, at our option, upon (a) the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. Higher interest rates could have a material adverse effect on our business, financial position, results of operations and liquidity. Moreover, our level of leverage, particularly after the completion of the RehabCare acquisition, may limit our ability to refinance or amend our existing revolving credit facility.

Our revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of our revolving credit facility include one financial covenant and certain other provisions that limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2010. However, a downturn in operating earnings or events beyond our control could impair our ability to comply with the covenants contained within our revolving credit facility. If we anticipated a potential financial or other covenant violation, however, we would seek relief from our lenders, which likely would include some cost to us, and such relief may not be on terms as favorable as those in our existing revolving credit facility. Under these circumstances, there is also the potential that our lenders would not grant relief to us. A default due to the violation of a financial or other covenant contained within our revolving credit facility or the occurrence of an “Event of Default” under the Master Lease Agreements could require us to immediately repay all amounts then outstanding under the revolving credit facility.

Our inability to access external sources of financing when our revolving credit facility terminates could have a material adverse effect on our business, financial position, results of operations and liquidity.

Prior to the termination of our revolving credit facility, we will need to enter into a new revolving credit facility to continue to operate our business. There can be no assurance that we will be successful in our effort to enter into a new revolving credit facility in the future. Many lenders have been adversely impacted by events over the past few years in the United States and international financial markets and, as a result, have ceased certain lending practices or reduced the amount of lending they have made available to borrowers. While we expect there to be alternatives available to us to enter into a new revolving credit facility, we cannot assure you that any of these alternatives will be successfully implemented.

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

In connection with the RehabCare acquisition, we obtained the Commitment Letter from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. Subject to certain conditions, we expect to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the time of consummation of the RehabCare transaction. If we were unable to complete these financings, it would have a material adverse effect on our business, financial position, results of operations and liquidity.

If we have future capital needs that cannot be funded from operating cash flows, any future issuances of equity securities may dilute the value of our common stock and any additional issuances of debt may increase our leverage.

Though we anticipate that the cash amounts generated internally, together with amounts available under our revolving credit facility, will be sufficient to implement our business plan for the foreseeable future, we may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. Moreover, we intend to incur substantial additional indebtedness in connection with the RehabCare acquisition. We cannot assure you that additional capital will be available, or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions. If available, we may obtain additional capital through the public or private sale of debt or equity securities. However, our ability to access the public debt or equity capital markets, on terms favorable to us or at all, may be limited by further disruptions in these markets or other events. If we sell equity securities, the transaction could be dilutive to our existing shareholders. Furthermore, these securities could have rights, preferences and privileges more favorable than those of our common stock. If we incur additional debt, our leverage may increase and could have a material adverse effect on our business, financial position, results of operations and liquidity.

Disruptions in the financial markets could negatively impact our investment portfolio.

The financial market disruptions over the past few years have impacted the value of equity investments, bonds and other securities. We regularly hold cash in depository and money market accounts. If the financial institutions holding or managing these accounts fail or experience other disruptions, we could lose a portion or all of our cash which could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, we hold a substantial investment portfolio in our limited purpose insurance subsidiary. Investments held in our limited purpose insurance subsidiary consist principally of cash and cash equivalents, debt securities, equities and commercial paper that are held to satisfy the payment of claims and expenses related to professional liability and workers compensation risks. Our investment policy governing insurance subsidiary investments precludes the investment portfolio managers from selling any security at a loss without prior authorization from us. The investment managers also limit the exposure to any one issue, issuer or type of investment. We intend, and have the ability, to hold insurance subsidiary investments for a long duration without the necessity of selling securities to fund the underwriting needs of our insurance subsidiary. This ability to hold securities allows sufficient time for recovery of temporary declines in the market value of equity securities and the par value of debt securities as of their stated maturity date. We cannot assure you, however, that we will recover declines in the market value of our investments. There is a continuing risk that declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in the future. Furthermore, we cannot assure you that declines in the market value of our investments will not require us to further capitalize our limited purpose insurance subsidiary or otherwise have a material adverse effect on our business, financial position, results of operations and liquidity.

Our stock price is volatile and fluctuations in our operating results, quarterly earnings and other factors may result in declines in the price of our common stock.

Equity markets are prone to, and in the last few years have experienced, extreme price and volume fluctuations. Volatility over the past few years has had a significant impact on the market price of securities issued by many companies, including us and other companies in the healthcare industry. If we are unable to operate our businesses as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized. In addition to our operating results, many economic and other factors beyond our control could have an adverse effect on the price of our common stock, including:

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

We intend to continue to selectively pursue strategic acquisitions of, investments in, and strategic alliances with LTAC hospitals, nursing centers, rehabilitation operations and other related healthcare operations, particularly where an acquisition may assist us in scaling our operations more rapidly and efficiently than internal growth. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity. Our ability to pursue attractive acquisition targets, at least in the near term, may be adversely affected by the significant resources and management attention that we expect to devote to completion of the RehabCare acquisition.

Acquisitions, investments and strategic alliances involve numerous risks, which can be more significant if we complete additional acquisitions while still completing the integration of RehabCare if that acquisition is completed. These risks include:

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

Accordingly, we are often engaged in evaluating potential transactions and other strategic alternatives, some of which may be significant in size, such as the RehabCare acquisition, and we engage in preliminary discussions that may result in one or more transactions. Although there is uncertainty that any of our discussions will result in definitive agreements or the timing of announcement or completion of any transaction, our business, short-term and long-term financial position, results of operations and liquidity may be impacted if we announce or complete any such transaction or if we incur substantial costs or other losses in connection with such transaction, whether or not it is completed. Moreover, although we intend to enter into transactions that enhance long-term shareholder value, our ability to achieve this objective would be subject to integration risks, the ability to retain and attract key personnel, the ability to realize synergies and other risks, all of which would be more material with transactions of significant size.

In addition to acquisitions, we also may pursue strategic opportunities involving the construction of new hospitals or nursing and rehabilitation centers. The construction of new facilities involves numerous risks, including construction delays, cost over-runs, and the satisfaction of zoning and other regulatory requirements. We may be unable to operate newly constructed facilities profitably and such facilities may involve significant cash expenditures, debt incurrence, additional operating losses, and expenses that could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

In addition, healthcare providers are continuing to see an increase in the amount of union activity across the country. At December 31, 2010, approximately 3,100 of the employees at 35 of our facilities were unionized. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity.

We expect to continue to experience increases in our labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Salaries, wages and benefits were approximately 57% of our consolidated revenues for the year ended December 31, 2010. Our ability to manage labor costs will significantly affect our future operating results.

We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements.

Various states in which we operate hospitals and nursing and rehabilitation centers have established minimum staffing requirements or may establish minimum staffing requirements in the future. Staffing requirements in some states is not contingent upon any additional appropriation of state funds in any budget act or other statute. Our ability to satisfy such staffing requirements will, among other things, depend upon our ability to attract and retain qualified healthcare professionals.

While we seek to comply with all applicable staffing requirements, the regulations in this area are complex and we may experience compliance issues from time to time. Failure to comply with such minimum staffing requirements may result in one or more facilities failing to meet the conditions of participation under relevant federal and state healthcare programs and the imposition of fines or other sanctions. Private litigation involving these matters has also become more common, and certain of our facilities are the subject of litigation involving claims brought in 2010 that we did not meet relevant staffing requirements from time to time since 2006.

Moreover, a portion of the staffing costs we incur is funded by states through Medicaid program appropriations or otherwise. If states do not appropriate sufficient additional funds to pay for any additional operating costs resulting from such minimum staffing requirements, our profitability may be materially adversely affected.

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

We incur significant costs to investigate and defend against a variety of claims, including professional liability, wage and hour, and minimum staffing claims, among others, particularly in our hospital and nursing and rehabilitation center operations. In addition to large compensatory claims, plaintiffs’ attorneys increasingly are seeking, and have sometimes been successful in obtaining, significant fines and punitive damages and attorneys’ fees. Furthermore, there are continuing efforts to limit the ability of healthcare providers to utilize arbitration as a process to resolve these claims. As a result of these factors, our defense costs and potential liability exposure are significant, unpredictable, and likely to increase. We also are subject to lawsuits under the FCA and comparable state laws for submitting fraudulent bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by “whistleblowers”, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to private plaintiffs who successfully bring these suits and to the government programs. We are also subject to payment obligations under contracts we enter into with our rehabilitation division customers to indemnify them against claim denials associated with our services.

While we are able to insure against certain of these costs and liabilities, such as our professional liability risks described below, we are not able to do so in many other cases. In the absence of insurance proceeds, we must fund these costs and liabilities from operating cash flows, which can reduce our operating margins and our funds available for investment in our business, and otherwise limit our operating and financial flexibility.

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

Federal and state employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.

Our operations are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime pay, compensable time, recordkeeping and other working conditions, the Americans with Disabilities Act (ADA) and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, federal and state wage and hour laws, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, we are subject to employee-related claims, lawsuits and proceedings in connection with our operations, including, but not limited to, those related to wrongful discharge, discrimination or violations of equal employment or federal and state wage and hour laws. Because labor represents such a large portion of our operating costs, compliance with these evolving federal and state laws and regulations could substantially increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. Our failure to comply with federal and state employment-related laws and regulations could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, length of stay, the payor mix of residents and patients, rates of reimbursement among payors and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare and Medicaid can significantly affect our profitability. In particular, any significant decrease in our population of high acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates.

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

We depend on the proper function and availability of our information systems.

We are dependent on the proper function and availability of our information systems. Though we have taken steps to protect the safety and security of our information systems and the data maintained within those systems, there can be no assurance that our safety and security measures and disaster recovery plan will prevent damage or interruption of our systems and operations and we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. Failure to maintain proper function and availability of our information systems could have a material adverse effect on our business, financial position, results of operations and liquidity.

In addition, certain software supporting our business and information systems are licensed to us by independent software developers. Our inability, or the inability of these developers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations and could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We regularly review the carrying value of certain long-lived assets and identifiable finite lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary, such as when the market value of our common stock is below book equity value. On an ongoing basis, we also evaluate, based upon the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings.

Although we have determined that there were no goodwill or other indefinite lived intangible asset impairments as of December 31, 2010, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets or continued declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Moreover, the value of our goodwill and other indefinite lived assets could be negatively impacted by potential healthcare reforms. An impairment charge could have a material adverse effect on our business, financial position and results of operations.

The inability or failure of management in the future to conclude that we maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to issue a report of our internal control over financial reporting, could have a material adverse effect on our business, financial position, results of operations and liquidity.

We report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm must also audit the effectiveness of our internal control over financial reporting on an annual basis. If we fail to have, or management or our independent registered public accounting firm is unable to conclude that we maintain, effective internal controls and procedures for financial reporting, we could be unable to provide timely and reliable financial information which could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

The IRS ruling does not address all of the issues that are relevant to determining whether the Spin-off Transaction will qualify for tax-free treatment because the IRS will not rule on certain issues. As a condition to closing, we received an opinion of counsel that the Spin-off Transaction generally qualifies for tax-free treatment to us and our shareholders. The opinion of counsel is intended to address certain of those matters that the ruling does not. The IRS ruling and opinion of counsel do not address, however, state, local or foreign tax consequences of the Spin-off Transaction, merger and distribution of PharMerica common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For information concerning the hospitals and nursing and rehabilitation centers operated by us, see “Item 1 – Business – Hospital Division – Hospital Facilities,” “Item 1 – Business – Nursing Center Division – Nursing and Rehabilitation Center Facilities,” and “Item 1 – Business – Master Lease Agreements.” We believe that our facilities are adequate for our future needs in such locations.

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

We are a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity. See “Item 1A – Risk Factors – Risk Factors Relating to Our Operations – “We could experience significant legal actions, fines and increases in our operating costs if we fail to comply with state minimum staffing requirements,” “Significant legal actions could subject us to increased operating costs and substantial uninsured liabilities, which could materially and adversely affect our business, financial position, results of operations and liquidity,” and “Federal and state employment-related laws and regulations could increase our cost of doing business and subject us to significant back pay awards, fines and lawsuits.”

On February 10, 2011, a purported class action complaint relating to the RehabCare acquisition was filed in the Circuit Court of St. Louis County, Missouri, against RehabCare and certain of its directors and officers, as well as us, by Arthur I. Murray, Jr., individually and on behalf of all of our stockholders, excluding the defendants and their affiliates. The complaint alleges, among other allegations, that the consideration that RehabCare’s stockholders will receive in connection with the proposed transaction is inadequate and that the individual RehabCare defendants breached their fiduciary duties to stockholders in approving the Merger Agreement. The complaint further alleges that the individual RehabCare defendants were aided and abetted in such breaches by RehabCare and us. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the RehabCare acquisition from being consummated in accordance with the agreed-upon terms. The case is styled Arthur I. Murray, Jr. v. RehabCare Group, Inc., et al. (No. I.I.S.L. – CC00566, Circuit Court, St. Louis Co., MO). Another purported class action complaint, styled Norfolk County Retirement System v. Harry E. Rich, et al. (C.A. No. 6197 (DE (Wilmington) Court of Chancery) and filed on February 15, 2011, asserts substantially identical claims and seeks similar relief against RehabCare, certain of its directors and officers and us, on behalf of all of our stockholders, excluding the defendants and their affiliates. We believe that these complaints are without merit and intend to defend them vigorously.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET PRICE FOR COMMON STOCK

AND DIVIDEND HISTORY

Our common stock is quoted on the New York Stock Exchange (the “NYSE”) under the ticker symbol “KND.” The prices in the table below, for the calendar quarters indicated, represent the high and low sale prices for our common stock as reported on the NYSE.

	Sales price of common stock
2010	High	Low
First quarter	$19.76	$16.01
Second quarter	$18.83	$12.75
Third quarter	$13.75	$11.50
Fourth quarter	$19.59	$12.52

2009	High	Low
First quarter	$18.57	$11.51
Second quarter	$17.83	$10.70
Third quarter	$17.27	$11.83
Fourth quarter	$20.00	$13.80

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

As of January 31, 2011, there were 470 holders of record of our common stock.

See “Part III – Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for disclosures regarding our equity compensation plans.

PERFORMANCE GRAPH

The following graph summarizes the cumulative total return to shareholders of our common stock from December 30, 2005 to December 31, 2010, compared to the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P Composite Index”) and the Standard & Poor’s 1500 Health Care Index (the “S&P 1500 Health Care Index”). The graph assumes an investment of $100 in each of our common stock, the S&P Composite Index, and the S&P 1500 Health Care Index on December 30, 2005, and also assumes the reinvestment of all cash dividends. In accordance with SEC rules, the July 31, 2007 distribution of the KPS shares to our shareholders in connection with the Spin-off Transaction is treated for purposes of the following graph as a special stock dividend in calculating shareholder return and prior period prices have been adjusted accordingly.

COMPARISON OF CUMULATIVE TOTAL RETURN

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Kindred Healthcare, Inc.	$100.00	$98.02	$125.78	$65.56	$92.95	$92.50
S&P Composite Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 1500 Health Care Index	100.00	106.97	115.55	88.09	106.37	111.90

Item 6.	Selected Financial Data

KINDRED HEALTHCARE, INC.

SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$4,359,697	$4,270,007	$4,093,864	$4,128,649	$4,041,786

Salaries, wages and benefits	2,505,690	2,483,086	2,374,163	2,325,417	2,185,316
Supplies	342,197	333,056	317,149	542,986	669,023
Rent	357,372	348,248	338,673	337,769	289,080
Other operating expenses	948,609	886,205	854,383	730,965	650,045
Other income	(11,422)	(11,512)	(17,407)	(7,701)	–
Depreciation and amortization	121,552	125,730	120,022	118,574	115,057
Interest expense	7,090	7,880	15,373	17,044	13,920
Investment income	(1,245)	(4,413)	(7,096)	(16,105)	(14,488)

	4,269,843	4,168,280	3,995,260	4,048,949	3,907,953

Income from continuing operations before income taxes	89,854	101,727	98,604	79,700	133,833
Provision for income taxes	33,708	39,115	38,144	36,567	52,739

Income from continuing operations	56,146	62,612	60,460	43,133	81,094
Discontinued operations, net of income taxes:
Income (loss) from operations	798	931	(3,399)	(12,982)	(2,351)
Loss on divestiture of operations	(453)	(23,432)	(20,776)	(77,021)	(32)

Net income (loss)	$56,491	$40,111	$36,285	$(46,870)	$78,711

Earnings (loss) per common share:
Basic:
Income from continuing operations	$1.42	$1.61	$1.56	$1.09	$2.02
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.09)	(0.33)	(0.06)
Loss on divestiture of operations	(0.01)	(0.60)	(0.53)	(1.94)	–

Net income (loss)	$1.43	$1.03	$0.94	$(1.18)	$1.96

Diluted:
Income from continuing operations	$1.42	$1.60	$1.54	$1.06	$1.95
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.09)	(0.32)	(0.06)
Loss on divestiture of operations	(0.01)	(0.60)	(0.53)	(1.90)	–

Net income (loss)	$1.43	$1.02	$0.92	$(1.16)	$1.89

Shares used in computing earnings (loss) per common share:
Basic	38,738	38,339	37,830	38,791	39,108
Diluted	38,954	38,502	38,397	39,558	40,677
Financial Position:
Working capital	$214,654	$241,032	$403,917	$294,878	$295,389
Total assets	2,337,415	2,022,224	2,181,761	2,079,552	2,016,127
Long-term debt	365,556	147,647	349,433	275,814	130,090
Stockholders’ equity	1,031,759	966,594	914,975	862,124	995,578

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the selected financial data in Item 6 and our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. All financial and operating data presented in Items 6 and 7 reflects the continuing operations of our business for all periods presented unless otherwise indicated.

Overview

We are a healthcare services company that through our subsidiaries operates hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States. At December 31, 2010, our hospital division operated 89 LTAC hospitals with 6,887 licensed beds in 24 states. Our nursing center division operated 226 nursing and rehabilitation centers and seven assisted living facilities with 27,905 licensed beds in 28 states. We also operated a contract rehabilitation services business that provides rehabilitative services primarily in long-term care settings.

In recent years, we have completed several strategic divestitures to improve our future operating results. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See notes 3 and 4 of the notes to consolidated financial statements.

The operating results of acquired businesses have been included in our accompanying consolidated financial statements from the respective acquisition dates.

RehabCare Acquisition

On February 7, 2011, we entered into the Merger Agreement with RehabCare, providing for our acquisition of RehabCare, with Kindred as the surviving entity.

At December 31, 2010, RehabCare operated 29 LTAC hospitals, five inpatient rehabilitation hospitals and provided rehabilitation therapy services in 116 acute care hospitals and 1,112 skilled nursing facilities in 42 states. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

The Merger will form the largest post-acute healthcare services company in the United States with over $6 billion in annual revenues and operations in 46 states. The combined company will be a leading operator of LTAC hospitals, nursing and rehabilitation centers, skilled and acute care rehabilitation therapy contract services and inpatient rehabilitation facilities. This transaction, valued at approximately $1.3 billion, will further our cluster market strategy, add to our existing LTAC hospital and skilled nursing contract rehabilitation therapy businesses and expand our service offerings to include the acute care inpatient rehabilitation therapy business.

We believe that the RehabCare acquisition will be highly accretive to our earnings and cash flows, provide significant long-term strategic benefits and further enhance our future growth prospects. The RehabCare acquisition is also consistent with our strategy of developing clinical and operational expertise across the post-acute continuum of healthcare services.

At the effective time of the Merger, each share of RehabCare common stock outstanding immediately prior to the effective time (subject to certain exceptions) will be converted into the right to receive the Merger Consideration. Outstanding Kindred common stock will not be affected by the Merger. Upon completion of the transaction, RehabCare stockholders will own approximately 22% of our outstanding common stock.

The consummation of the Merger is subject to certain conditions, including the adoption by the RehabCare and Kindred stockholders of the Merger Agreement; clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of certain other licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants, including covenants providing for each of the parties (i) to use reasonable best efforts to cause the transaction to be consummated and (ii) to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement, subject to fiduciary duties. The Merger Agreement also requires RehabCare to conduct its operations in all material respects according to the ordinary course of business consistent with past practice until the closing of the Merger. RehabCare is subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties and to provide information to and engage in discussions with third parties about acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances prior to adoption of the Merger Agreement by RehabCare’s stockholders.

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the board of directors of RehabCare or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” RehabCare must pay us a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of our board of directors or our failure to complete the financing discussed below, after all other closing conditions have been met, we must pay RehabCare a cash termination fee of $62 million.

We have obtained the Commitment Letter from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the pending transaction. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing Kindred and RehabCare debt. Subject to certain conditions, we expect to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the time of consummation of the pending transaction. See “Item 1A – Risk Factors – Risk Factors Relating to the RehabCare Acquisition.”

Vista Acquisition

On November 1, 2010, we completed the Vista Acquisition, which was financed with proceeds from our revolving credit facility.

The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. We did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

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

We recorded income of approximately $8 million in 2008 related to the favorable settlement of a prior year nursing and rehabilitation center Medicaid cost report dispute.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Medicare	$1,882,365	$1,817,117	$1,743,447
Medicaid	1,059,118	1,086,901	1,075,645
Medicare Advantage	345,026	321,437	263,699
Other	1,379,652	1,332,817	1,275,148

	4,666,161	4,558,272	4,357,939
Eliminations	(306,464)	(288,265)	(264,075)

	$4,359,697	$4,270,007	$4,093,864

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

The provision for doubtful accounts totaled $24 million for 2010, $29 million for 2009 and $31 million for 2008.

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

Provisions for loss for professional liability risks retained by our limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 policy year, 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. We do not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $249 million at December 31, 2010 and $242 million at December 31, 2009. If we did not discount any of the allowances for professional liability risks, these balances would have approximated $253 million at December 31, 2010 and $247 million at December 31, 2009.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $22 million in 2010, $34 million in 2009 and $39 million in 2008 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at December 31, 2010 would impact our operating income by approximately $2 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $55 million for 2010, $48 million for 2009 and $33 million for 2008. Changes in estimates for prior year professional liability costs reduced professional liability costs by approximately $20 million, $27 million and $38 million in 2010, 2009 and 2008, respectively.

With respect to our discontinued operations, we recorded favorable pretax adjustments of $5 million in 2010, $11 million in 2009 and $10 million in 2008 resulting from changes in estimates for professional liability reserves related to prior years.

Provisions for loss for workers compensation risks retained by our limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at December 31, 2010 and $82 million at December 31, 2009. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $43 million for 2010, $36 million for 2009 and $30 million for 2008.

See notes 4 and 8 of the notes to consolidated financial statements.

Accounting for income taxes

The provision for income taxes is based upon our annual reported income or loss for each respective accounting period. We recognize an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets are recovered or liabilities are settled. We also recognize as deferred tax assets the future tax benefits from net operating losses (“NOLs”) and capital loss carryforwards. A valuation allowance is provided for these deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Our effective income tax rate was 37.5% in 2010, 38.5% in 2009 and 38.7% in 2008. We recorded favorable income tax adjustments related to the resolution of certain income tax contingencies from prior years that reduced the provision for income taxes by approximately $3 million in 2010 and approximately $2 million in each of 2009 and 2008.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, we have recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. We recognized net deferred tax assets totaling $102 million at December 31, 2010 and $154 million at December 31, 2009.

We identified deferred income tax assets for state income tax NOLs of $42 million and $38 million at December 31, 2010 and 2009, respectively, and a corresponding deferred income tax valuation allowance of $38 million and $34 million at December 31, 2010 and 2009, respectively, for that portion of the net deferred income tax assets that we will likely not realize in the future.

After our emergence from bankruptcy in 2001, the realization of pre-reorganization deferred tax assets and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of approximately $1 million in 2008 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability.

We are subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. While we believe our tax positions are appropriate, we cannot assure you that the various authorities engaged in the examination of our income tax returns will not challenge our positions.

We record accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.2 million as of December 31, 2010 and $0.1 million as of December 31, 2009.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, our provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact our results of operations approximates $3 million.

The federal statute of limitations remains open for tax years 2007 through 2009 and we are currently under examination by the IRS for each of these years. See note 7 of the notes to consolidated financial statements.

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We currently have various state income tax returns under examination.

We received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million during 2010. Our earnings were not impacted by this transaction.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, we are required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. During 2010 and 2009, the market value of our common stock was below our book equity value. Management believes that the difference between our market equity value and our book equity during 2010 was generally attributable to uncertainty in equity markets related to certain Medicare regulatory changes that went into effect October 1, 2010 for our nursing center division and rehabilitation services division and uncertainty related to the enactment of healthcare reform legislation during 2010. Some of the uncertainty surrounding the 2010 Medicare regulatory changes and its impact on us was alleviated on December 15, 2010 when we updated earnings guidance for the fourth quarter of 2010 and provided 2011 earnings guidance for the first time. The earnings guidance, which included the impact of the regulatory changes for both periods, provided a stronger earnings outlook than expected by investors. Management believes that the difference between our market equity value and our book equity value during 2009 was generally attributable to uncertainty in the equity markets related to proposed federal healthcare reform legislation and certain Medicare revenue reductions announced by CMS during the year. The difference between the book equity value and the market value of our common stock during 2010 and 2009 was a potential indication that the carrying value of our goodwill may have been impaired but was not viewed as a triggering event.

We perform our annual goodwill impairment test at the end of each fiscal year for each of our reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within our operating segments have similar economic characteristics, we aggregate the components of our operating segments into one reporting unit. Accordingly, we have determined that our reporting units are hospitals, nursing and rehabilitation centers, rehabilitation services, home health and hospice. The carrying value of goodwill for each of our reporting units at December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Hospitals	$213,200	$68,577
Nursing and rehabilitation centers	6,080	889
Rehabilitation services	3,363	3,363
Home health	11,383	–
Hospice	8,394	8,394

	$242,420	$81,223

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

Our analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. Our conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in our industry, our fourth quarter operating results that exceeded investment analyst expectations and consideration of our updated business expectations at December 31, 2010 and 2009. We do not believe that any of our reporting units were at risk for failing the step one impairment test at December 31, 2010.

Our indefinite lived intangible assets consist primarily of certificates of need, which are estimated primarily using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of our certificates of need at December 31, 2010 was $66 million. The fair values of our indefinite lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2010, the fair value of our certificates of need intangible assets exceeded its carrying value. We do not believe that any of our certificates of need were at risk for failing the impairment test at December 31, 2010. In conjunction with two acquisitions consummated in November 2010, we also acquired Medicare certifications with indefinite lives totaling $18 million. However, an impairment analysis was not conducted because there were no triggering events between the acquisition dates and December 31, 2010. See note 2 of the notes to consolidated financial statements.

Although we have determined that there was no goodwill or other indefinite lived intangible asset impairments as of December 31, 2010, adverse changes in the operating environment and related key assumptions used to determine the fair value of our reporting units and indefinite lived intangible assets or declines in the value of our common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by our reporting units were to be less than projected or if healthcare reforms were to negatively impact our business, an impairment charge for a portion or all of the assets may be required. An impairment charge could have a material adverse effect on our business, financial position and results of operations, but would not be expected to have an impact on our cash flows or liquidity.

Recently Issued Accounting Requirements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to goodwill and other intangibles. The provisions of the guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on our business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in note 16 of the notes to consolidated financial statements). The provisions also require a reconciliation of the activity in Level 3 (as described in note 16 of the notes to consolidated financial statements) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on our business, financial position, results of operations or liquidity.

In June 2009, the FASB issued revised authoritative guidance related to the consolidation criteria for variable interest entities (“VIE”). The guidance, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures regarding an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The guidance was effective as of January 1, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on our business, financial position, results of operations or liquidity.

Upon adoption of the VIE guidance on January 1, 2010, we reassessed our three investment partnerships and lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require us to absorb losses or receive benefits that could potentially be significant to the VIEs, nor can we direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. We also determined that three of our lease agreements were considered VIEs. However, we are not the primary beneficiary of these leases as we lack the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, our investments and involvement in lease arrangements related to these VIEs were not significant to our consolidated financial statements.

Impact of Medicare and Medicaid Reimbursement

We depend on reimbursement from third party payors, including the Medicare and Medicaid programs, for a substantial portion of our revenues. For the year ended December 31, 2010, we derived approximately 63% of our total revenues (before eliminations) from the Medicare and Medicaid programs and the balance from other third party payors, such as commercial insurance companies, health maintenance organizations, preferred provider organizations and contracted providers.

The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes. See “Part I – Item 1 – Business – Governmental Regulation” for an overview of the reimbursement systems impacting our businesses and “Part I – Item 1A – Risk Factors.”

Results of Operations – Continuing Operations

For the years ended December 31, 2010, 2009 and 2008

A summary of our operating data follows (dollars in thousands, except statistics):

	Year ended December 31,
	2010	2009	2008
Revenues:
Hospital division	$1,973,321	$1,932,892	$1,837,322
Nursing center division	2,187,885	2,150,342	2,093,297
Rehabilitation division	504,955	475,038	427,320

	4,666,161	4,558,272	4,357,939
Eliminations	(306,464)	(288,265)	(264,075)

	$4,359,697	$4,270,007	$4,093,864

Income from continuing operations:
Operating income (loss):
Hospital division	$357,100	$363,811	$345,367
Nursing center division	302,672	305,590	321,814
Rehabilitation division	51,923	50,592	38,071
Corporate:
Overhead	(133,919)	(134,636)	(133,019)
Insurance subsidiary	(3,153)	(6,185)	(6,657)

	(137,072)	(140,821)	(139,676)

Operating income	574,623	579,172	565,576
Rent	(357,372)	(348,248)	(338,673)
Depreciation and amortization	(121,552)	(125,730)	(120,022)
Interest, net	(5,845)	(3,467)	(8,277)

Income from continuing operations before income taxes	89,854	101,727	98,604
Provision for income taxes	33,708	39,115	38,144

	$56,146	$62,612	$60,460

A summary of our consolidating statement of operations follows (in thousands):

	Year ended December 31, 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,973,321	$2,187,885	$504,955	$–	$(306,464)	$4,359,697

Salaries, wages and benefits	894,702	1,080,344	431,224	99,480	(60)	2,505,690
Supplies	228,157	110,266	3,217	557	–	342,197
Rent	152,986	198,105	6,136	145	–	357,372
Other operating expenses	493,362	694,603	18,591	48,457	(306,404)	948,609
Other income	–	–	–	(11,422)	–	(11,422)
Depreciation and amortization	51,639	45,471	2,709	21,733	–	121,552
Interest expense	5	131	–	6,954	–	7,090
Investment income	(3)	(70)	(6)	(1,166)	–	(1,245)

	1,820,848	2,128,850	461,871	164,738	(306,464)	4,269,843

Income from continuing operations before income taxes	$152,473	$59,035	$43,084	$(164,738)	$–	89,854

Provision for income taxes						33,708

Income from continuing operations						$56,146

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$36,967	$37,024	$2,715	$32,190	$–	$108,896
Development	41,140	26,701	–	–	–	67,841

	$78,107	$63,725	$2,715	$32,190	$–	$176,737

Consolidating statement of operations (in thousands) (Continued):

	Year ended December 31, 2009
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,932,892	$2,150,342	$475,038	$–	$(288,265)	$4,270,007

Salaries, wages and benefits	875,788	1,102,975	402,986	101,337	–	2,483,086
Supplies	221,529	108,038	2,827	664	(2)	333,056
Rent	147,494	194,835	5,778	141	–	348,248
Other operating expenses	471,764	633,739	18,633	50,332	(288,263)	886,205
Other income	–	–	–	(11,512)	–	(11,512)
Depreciation and amortization	51,932	48,631	2,291	22,876	–	125,730
Interest expense	2	130	1	7,747	–	7,880
Investment income	(7)	(111)	(8)	(4,287)	–	(4,413)

	1,768,502	2,088,237	432,508	167,298	(288,265)	4,168,280

Income from continuing operations before income taxes	$164,390	$62,105	$42,530	$(167,298)	$–	101,727

Provision for income taxes						39,115

Income from continuing operations						$62,612

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$26,716	$39,663	$1,043	$30,128	$–	$97,550
Development	42,371	5,687	–	–	–	48,058

	$69,087	$45,350	$1,043	$30,128	$–	$145,608

Consolidating statement of operations (in thousands) (Continued):

	Year ended December 31, 2008
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Eliminations	Consolidated
Revenues	$1,837,322	$2,093,297	$427,320	$–	$(264,075)	$4,093,864

Salaries, wages and benefits	842,018	1,068,648	371,248	92,249	–	2,374,163
Supplies	210,962	103,626	1,744	821	(4)	317,149
Rent	146,316	186,612	5,555	190	–	338,673
Other operating expenses	438,975	599,209	16,257	64,013	(264,071)	854,383
Other income	–	–	–	(17,407)	–	(17,407)
Depreciation and amortization	48,150	48,645	1,965	21,262	–	120,022
Interest expense	326	133	–	14,914	–	15,373
Investment income	(43)	(160)	(48)	(6,845)	–	(7,096)

	1,686,704	2,006,713	396,721	169,197	(264,075)	3,995,260

Income from continuing operations before income taxes	$150,618	$86,584	$30,599	$(169,197)	$–	98,604

Provision for income taxes						38,144

Income from continuing operations						$60,460

Capital expenditures, excluding acquisitions (including discontinued operations):
Routine	$35,932	$44,627	$1,162	$28,205	$–	$109,926
Development	33,285	5,466	–	–	–	38,751

	$69,217	$50,093	$1,162	$28,205	$–	$148,677

Operating data:

	Year ended December 31,
	2010	2009	2008
Hospital data:
End of period data:
Number of hospitals	89	83	82
Number of licensed beds	6,887	6,580	6,482
Revenue mix %:
Medicare	56	55	55
Medicaid	9	10	10
Medicare Advantage	10	10	9
Commercial insurance and other	25	25	26
Admissions:
Medicare	28,966	28,696	29,028
Medicaid	4,043	4,254	4,233
Medicare Advantage	4,242	4,030	3,587
Commercial insurance and other	8,308	8,039	7,088

	45,559	45,019	43,936

Admissions mix %:
Medicare	64	64	66
Medicaid	9	9	10
Medicare Advantage	9	9	8
Commercial insurance and other	18	18	16
Patient days:
Medicare	776,299	779,359	806,427
Medicaid	188,875	202,290	208,423
Medicare Advantage	134,578	132,262	117,945
Commercial insurance and other	285,917	267,439	262,254

	1,385,669	1,381,350	1,395,049

Average length of stay:
Medicare	26.8	27.2	27.8
Medicaid	46.7	47.6	49.2
Medicare Advantage	31.7	32.8	32.9
Commercial insurance and other	34.4	33.3	37.0
Weighted average	30.4	30.7	31.8
Revenues per admission:
Medicare	$38,272	$37,436	$35,127
Medicaid	43,266	44,465	43,816
Medicare Advantage	45,979	47,141	45,148
Commercial insurance and other	59,553	59,647	66,345
Weighted average	43,313	42,935	41,818
Revenues per patient day:
Medicare	$1,428	$1,378	$1,264
Medicaid	926	935	890
Medicare Advantage	1,449	1,436	1,373
Commercial insurance and other	1,730	1,793	1,793
Weighted average	1,424	1,399	1,317
Medicare case mix index (discharged patients only)	1.19	1.21	1.15
Average daily census	3,796	3,785	3,812
Occupancy %	65.1	64.7	64.8
Annualized employee turnover %	22.0	22.1	25.2

Operating data (Continued):

	Year ended December 31,
	2010	2009	2008
Nursing and rehabilitation center data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	222	218	218
Managed	4	4	4
Assisted living facilities	7	6	6

	233	228	228

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,957	26,711	26,935
Managed	485	485	485
Assisted living facilities	463	327	317

	27,905	27,523	27,737

Revenue mix %:
Medicare	35	34	34
Medicaid	40	42	43
Medicare Advantage	7	6	5
Private and other	18	18	18
Patient days (a):
Medicare	1,423,106	1,463,445	1,523,090
Medicaid	5,182,145	5,375,605	5,466,653
Medicare Advantage	365,722	333,775	272,517
Private and other	1,704,241	1,637,463	1,659,338

	8,675,214	8,810,288	8,921,598

Patient day mix %:
Medicare	16	17	17
Medicaid	60	61	61
Medicare Advantage	4	4	3
Private and other	20	18	19
Revenues per patient day:
Medicare Part A	$485	$461	$437
Total Medicare (including Part B)	533	503	474
Medicaid	170	167	163
Medicare Advantage	409	394	373
Private and other	233	235	229
Weighted average	252	244	235
Average daily census	23,768	24,138	24,376
Admissions (a)	76,451	72,801	69,986
Occupancy %	87.4	89.0	89.1
Medicare average length of stay	34.0	35.4	35.5
Annualized employee turnover %	39.6	38.9	48.9

Rehabilitation data:
Revenue mix %:
Company-operated	61	61	63
Non-affiliated	39	39	37
Sites of service (at end of period)	696	622	655
Revenue per site	$777,069	$730,345	$651,895
Therapist productivity %	82.0	84.2	81.4
Annualized employee turnover %	14.4	12.8	13.3

(a)	Excludes managed facilities.

The Year in Review

Fiscal 2010 was a year of significant transition and change, including the enactment of landmark legislation related to national healthcare policy and reform. While many of the provisions of healthcare reform will become effective several years in the future, it has prompted many discussions in our local markets between short-term acute care hospitals, post-acute providers, managed care plans, physicians and others to begin to address potential changes in healthcare delivery that the marketplace will demand.

Revenues in 2010 increased 2% to $4.4 billion, while income from continuing operations declined 10% to $56 million, or $1.42 per diluted share, from $63 million or $1.60 per diluted share in 2009. Despite a decline in earnings, we reported robust operating cash flows in excess of $200 million for the second consecutive year. More importantly, we achieved a number of operational, development and financial goals that have positioned us for earnings growth in 2011 and beyond.

We entered 2010 with the expectation of reduced earnings prompted by volume weakness in our two major divisions and reimbursement rate pressures from both federal and state programs as well as commercial payors and managed care plans. The confluence of both rate and volume pressure required a more intense focus on cost management and efficiencies at every level of the organization. Despite several operational challenges during the year, we did not waiver from our strategic operational and growth plan centered on improving our quality, taking care of our people, pursuing operational efficiencies, maximizing our operating cash flows and continued execution of our cluster market strategy.

We also entered the year facing significant regulatory changes that would become effective in the fourth quarter. In our nursing and rehabilitation centers, significant changes in the Medicare patient classification system known as “RUGs IV” and related changes in patient clinical data collection (“MDS 3.0”) required extensive planning, training and infrastructure investments across the organization. In our Peoplefirst rehabilitation therapy business, Medicare-related changes in billing for concurrent therapy services posed significant clinical and operational challenges that would affect the profitability of the rehabilitation services business as well as the operational results of our affiliated and unaffiliated nursing center clients.

Our fourth quarter transition to the new rules for RUGs IV, MDS 3.0 and concurrent therapy was successful from both a clinical and operational perspective. While we are in the early stages of these Medicare reimbursement policy changes, we believe that we are properly positioned to provide higher levels of care to medically complex patients who require more nursing, rehabilitation therapy and other ancillary services. Our successful transition resulted from outstanding clinical and operational leadership and collaboration across our lines of business that showed the strength of our organization and its ability to adapt rapidly to change. Our fourth quarter consolidated operating results were significantly higher than the same period in 2009, bolstering our expectations for further growth in fiscal 2011.

Our acquisition and development program produced four transactions in 2010 that furthered our cluster market strategy. These acquisitions included five LTAC hospitals in southern California, three nursing and rehabilitation centers in the Dallas/Fort Worth market, a combined nursing and rehabilitation center and assisted living facility in Cleveland, Ohio and a home health operation in central Ohio, each of which should provide additional earnings growth going forward.

RehabCare acquisition

On February 8, 2011, we announced an agreement to acquire RehabCare to form the largest post-acute healthcare services company in the United States with over $6 billion in annual revenues and operations in 46 states. The combined company will be a leading operator of LTAC hospitals, nursing and rehabilitation centers, skilled and acute care rehabilitation therapy contract services and inpatient rehabilitation facilities. This transaction, valued at approximately $1.3 billion, will further our cluster market strategy, add to our existing LTAC hospital and skilled nursing contract rehabilitation therapy businesses and expand our service offerings to include the acute care inpatient rehabilitation therapy business.

Hospital division

Revenues increased 2% in 2010 to $2.0 billion and 5% in 2009 to $1.9 billion. During each of the past two years, revenue growth was primarily a result of increases in admissions, ongoing development of new hospitals and increases in Medicare reimbursement rates. For the year ended December 31, 2010, the Vista Acquisition contributed $24 million in revenues.

Aggregate admissions increased 1% in 2010 and 2% in 2009. On a same-facility basis, aggregate admissions were relatively unchanged in 2010 and rose 3% in 2009. Medicare same-facility admissions declined 1% in each of 2010 and 2009, while non-government same-facility admissions increased 3% and 14% in the respective periods.

Hospital operating margins were 18.1% in 2010 compared to 18.8% in both 2009 and 2008. Despite sluggish admission volumes in 2010, low wage rate growth and changes to employee benefit programs stabilized overall compensation costs as a percentage of revenues at 45% for both 2010 and 2009. However, growth in physician service costs and professional liability costs lead to an operating margin decline in 2010. Physician service costs rose 10% to $34 million in 2010 while professional liability costs grew 29% to $27 million in 2010.

Average hourly wage rates were relatively unchanged in 2010 and rose 2% in 2009 compared to the previous year. As a result of certain plan changes in 2010, employee benefit costs increased 1% in 2010 following a 7% increase in 2009 compared to 2008.

Nursing center division

Revenues increased 2% in 2010 and 3% in 2009. Revenue growth in each of the past two years was primarily attributable to reimbursement rate increases that reflected both inflationary adjustments and higher patient acuity levels. Revenues for 2008 included pretax income of approximately $8 million related to the favorable settlement of a prior year nursing and rehabilitation center Medicaid cost report dispute.

On a same-facility basis, nursing center admissions increased 4% in 2010 and 3% in 2009 compared to prior periods, while same-facility patient days declined 2% in 2010 and 1% in 2009 compared to prior periods as a result of declines in average length of stay.

Nursing center operating margins were 13.8% in 2010 compared to 14.2% in 2009 and 15.4% in 2008. While we have generally executed well in our strategy to attract higher acuity Medicare and managed care (including Medicare Advantage) patients, increases in rehabilitation therapy and pharmacy costs have reduced our operating margins. Rehabilitation therapy and pharmacy costs rose 5% to $315 million in 2010 and 7% to $300 million in 2009. In addition, Medicaid rate pressures in many states also have contributed to lower operating margins.

During 2010, we outsourced certain facility maintenance functions which resulted in a decline of approximately $24 million in salaries, wages and benefits costs and a corresponding increase in other operating expenses. Average hourly wage rates increased 3% in 2010 and 2% in 2009 compared to the previous year. As a result of certain plan changes in 2010, employee benefit costs declined 3% in 2010 following an 8% increase in 2009 compared to 2008.

Rehabilitation division

Revenues increased 6% to $505 million in 2010 and 11% to $475 million in 2009. The increase in revenues was primarily attributable to growth in new customers in 2010, and the volume of services provided to existing customers in both 2010 and 2009. Revenues derived from non-affiliated customers aggregated $199 million in 2010, $187 million in 2009 and $158 million in 2008.

During 2010, the division added 108 new non-affiliated rehabilitation services contracts with annualized revenues of approximately $52 million. During 2009 and 2008, the division added 54 and 59 new non-affiliated contracts, respectively.

Operating margins declined to 10.3% in 2010 from 10.7% in 2009, primarily as a result of the Medicare-related changes in billing for concurrent therapy services which became effective on October 1, 2010. Operating margins in 2009 increased from 8.9% in 2008, primarily due to improvements in labor productivity levels and the volume of services provided to existing customers. Management believes that rehabilitation therapy operating margins will decline in 2011 primarily as a result of the Medicare concurrent therapy rule changes that became effective in the fourth quarter of 2010.

Corporate overhead

Operating income for our operating divisions excludes allocations of corporate overhead. These costs aggregated $134 million in 2010, $135 million in 2009 and $133 million in 2008. As a percentage of consolidated revenues, corporate overhead totaled 3.1% in 2010, 3.2% in 2009 and 3.2% in 2008. Corporate overhead in 2010 included approximately $1 million related to retirement costs.

We recorded approximately $11 million in each of 2010 and 2009 and $17 million in 2008 in other income related to the information systems and transition services agreements with PharMerica.

Capital costs

Rent expense increased 3% to $357 million in 2010 and 3% to $348 million in 2009. The increase in rent expense in both periods resulted primarily from contractual inflation and contingent rent increases.

Depreciation and amortization expense was $122 million in 2010, $126 million in 2009 and $120 million in 2008. The decrease in 2010 was primarily the result of an increasing number of older assets becoming fully depreciated. The increase in 2009 was primarily a result of our ongoing capital expenditure program and hospital development projects.

Interest expense aggregated $7 million in 2010 compared to $8 million in 2009 and $15 million in 2008. The decrease in 2010 and 2009 was primarily attributable to lower interest rates and lower average borrowing levels under our revolving credit facility compared to 2008.

Investment income related primarily to our insurance subsidiary investments totaled $1 million in 2010 compared to $5 million in 2009 and $7 million in 2008. Investment income in all three years was negatively impacted by declining investment yields and by pretax other-than-temporary impairments of investments of approximately $1 million, $0.4 million and $2 million for 2010, 2009 and 2008, respectively, held in our insurance subsidiary investment portfolio.

Income taxes

The provision for income taxes is based upon our annual reported income or loss for each respective accounting period and includes the effect of certain non-taxable and non-deductible items. Our effective income tax rate was 37.5% in 2010, 38.5% in 2009 and 38.7% in 2008. We recorded favorable income tax adjustments related to the resolution of state income tax contingencies from prior years that reduced the provision for income taxes by approximately $3 million in 2010 and approximately $2 million in each of 2009 and 2008.

Consolidated results

Income from continuing operations before income taxes declined 12% to $90 million in 2010 and increased 3% to $102 million in 2009 from $99 million in 2008. Income from continuing operations declined 10% to $56 million in 2010 from $63 million in 2009 and increased 4% in 2009 from $60 million in 2008.

Results of Operations – Discontinued Operations

Income from discontinued operations was $1 million in each of 2010 and 2009 compared to a loss from discontinued operations of $3 million in 2008. Discontinued operations included favorable pretax adjustments of $5 million ($3 million net of income taxes) in 2010, $11 million ($7 million net of income taxes) in 2009 and $10 million ($6 million net of income taxes) in 2008 resulting from changes in estimates for professional liability reserves related to prior years.

We recorded a pretax loss on divestiture of operations of $0.7 million ($0.4 million net of income taxes) during 2010 related to assets held for sale. We recorded a pretax loss on divestiture of operations of $39 million ($24 million net of income taxes) during 2009 related to the planned divestiture of the Nursing Centers. We recorded a pretax loss on divestiture of operations of $44 million ($27 million net of income taxes) during 2008 related to the planned divestiture of two LTAC hospitals. We recorded a pretax gain on divestiture of operations of $10 million ($6 million net of income taxes) during 2008 related to the sale of three previously leased facilities purchased for resale from Ventas in 2007.

See notes 3, 4 and 8 of the notes to consolidated financial statements.

Liquidity

Operating cash flows and capital expenditures

Cash flows provided by operations (including discontinued operations) aggregated $210 million for 2010, $234 million for 2009 and $172 million for 2008. During each year, we maintained sufficient liquidity to finance our routine capital expenditures, our ongoing development programs, and our acquisition and strategic divestiture activities.

Fluctuations in operating cash flows during the past three years were primarily attributable to changes in accounts receivable collections and the timing of income tax payments. Income tax payments were favorably impacted by realized losses on sales of discontinued operations and a tax accounting method change approved by the IRS in 2010. Our operating cash flows in each of the last three years exceeded our routine and development capital spending.

We utilize our revolving credit facility to meet working capital needs and finance our acquisition and development programs. As a result, we typically carry minimal amounts of cash on our consolidated balance sheet. Based upon our expected operating cash flows, the availability of borrowings under our revolving credit facility ($235 million at December 31, 2010) and the Commitment Letter, we believe that we have the necessary financial resources to satisfy our expected short-term and long-term liquidity needs.

Revolving credit facility and financing activities

During 2010, we amended our revolving credit facility to (i) increase the aggregate amount of the credit from $500 million to $600 million and (ii) increase the amount permitted for acquisitions and certain investments by $250 million. The term of our revolving credit facility expires in July 2012. See “Item 1A – Risk Factors – Risk Factors Relating to Our Capital and Liquidity.”

Interest rates under our revolving credit facility are based, at our option, upon (a) LIBOR plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. Our revolving credit facility is collateralized by substantially all of our assets including certain owned real property and is guaranteed by substantially all of our subsidiaries. The terms of our revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. We were in compliance with the terms of our revolving credit facility at December 31, 2010.

Despite the instability within the financial markets both nationally and globally, we have not experienced any individual lender limitations to extend credit under our revolving credit facility. However, the obligations of each of the lending institutions in our revolving credit facility are separate and the availability of future borrowings under our revolving credit facility could be impacted by further volatility and disruptions in the financial credit markets or other events, including the bankruptcy of a lending institution. At December 31, 2008, we maintained significant excess cash balances in the event that one or more of our lenders was unable to extend credit under our revolving credit facility.

We have obtained the Commitment Letter from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the pending RehabCare acquisition. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing Kindred and RehabCare debt. Subject to certain conditions, we expect to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the time of consummation of the pending acquisition.

As a result of improved professional liability underwriting results of our limited purpose insurance subsidiary, we received distributions of $22 million in 2010, $34 million in 2009 and $39 million in 2008 from our limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under our revolving credit facility.

Debt and lease obligations

Future payments of principal and interest due under long-term debt agreements and lease obligations as of December 31, 2010 follows (in thousands):

		Payments due by period
	Revolving credit facility (a)	Other long-term debt	Non-cancelable operating leases			Total
Year			Ventas (b)	Other	Subtotal
2011	$10,408	$128	$251,836	$75,882	$327,718	$338,254
2012	370,703	127	256,953	70,420	327,373	698,203
2013	–	127	178,966	69,101	248,067	248,194
2014	–	127	141,519	66,695	208,214	208,341
2015	–	128	47,399	62,302	109,701	109,829
Thereafter	–	138	–	199,092	199,092	199,230

	$381,111	$775	$876,673	$543,492	$1,420,165	$1,802,051

(a)	Revolving credit facility interest is based upon the weighted average interest rate of 2.8% as of December 31, 2010.
(b)	See “Part I – Business – Master Lease Agreements – Rental Amounts and Escalators.”

As of December 31, 2010, we had approximately $3 million of total gross unrecognized tax benefits and $0.2 million of accrued interest related to uncertain tax positions. Because future cash outflows related to these unrecognized tax benefits are uncertain, they are excluded from the table above.

Capital Resources

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $109 million in 2010, $98 million in 2009 and $110 million in 2008. Hospital development capital expenditures (primarily new facility construction) totaled $41 million in 2010, $42 million in 2009 and $33 million in 2008. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $27 million in 2010 and $6 million in each of 2009 and 2008. These capital expenditures were financed primarily through internally generated funds. At December 31, 2010, the estimated cost to complete and equip construction in progress approximated $45 million. We believe that our capital expenditure program is adequate to improve and equip our existing facilities.

Expenditures for acquisitions totaled $280 million in 2010, $83 million in 2009 and $49 million in 2008. To the extent that these expenditures were not financed through the use of operating cash flows, we utilized our revolving credit facility to finance these transactions.

The more significant acquisitions in the past three years included the Vista Acquisition in November 2010 ($179 million), the purchase of three nursing and rehabilitation centers in September 2010 ($38 million) and the acquisition of previously leased facilities in each of the last three years ($75 million).

In 2009, we purchased the Nursing Centers from Ventas for approximately $58 million and subsequently sold these facilities for $27 million. See “Part 1 – Item 1 – Business – Discontinued Operations.”

In 2008, we purchased for resale a LTAC hospital for $22 million that was previously leased and announced our intention to dispose of another LTAC hospital and its related operations. These two facilities are classified as assets held for sale in our consolidated balance sheet at December 31, 2010.

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

Medicaid reimbursement rates in many states in which we operate nursing and rehabilitation centers also are based upon fixed payment systems. Generally, these rates are adjusted annually for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services.

Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA will impact each of our businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, our customers, as well as other healthcare providers, which may in turn negatively impact our business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on our business, financial position, results of operations and liquidity.

There are continuing efforts to reform governmental healthcare programs, both as part of the ACA enacted in 2010 and otherwise, that could result in major changes in the healthcare delivery and reimbursement system on a national and state level. Potential reforms include changes directly impacting the government and private reimbursement systems for our LTAC hospitals, our nursing and rehabilitation centers as well as our rehabilitation operations. Reforms or other changes to the payment systems, including modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted by Congress or CMS in the future.

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

Though we cannot predict what reform proposals will be adopted or finally implemented, healthcare reform and regulations may have a material adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increased operating costs. We could be affected adversely by the continuing efforts of governmental and private third party payors to contain healthcare costs. We cannot assure you that reimbursement payments under governmental and private third party payor programs, including Medicare supplemental insurance policies, will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to these programs. Future changes in third party payor reimbursement rates or methods, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a material reduction in our revenues. Our operating margins may continue to be under pressure because of deterioration in pricing flexibility, changes in payor mix, changes in length of stay and growth in operating expenses in excess of increases in payments by third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients or commercial payors remains limited. These results could have a material adverse effect on our business, financial position, results of operations and liquidity.

We believe that our operating margins will also continue to be under pressure as the growth in operating expenses, particularly professional liability, labor and employee benefits costs, exceeds payment increases from third party payors. In addition, as a result of competitive pressures, our ability to maintain operating margins through price increases to private patients is limited.

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

The following table provides information about our financial instruments as of December 31, 2010 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity date.

Interest Rate Sensitivity

Principal (Notional) Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 12/31/10
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$91	$96	$102	$109	$116	$133	$647	$640	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$365,000	$–	$–	$–	$–	$365,000	$365,000

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under our revolving credit facility is payable, at our option, at (1) LIBOR plus an applicable margin ranging from 1.75% to 2.50% or (2) the applicable margin ranging from 0.75% to 1.50% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon our average daily excess availability as defined in our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included in appendix pages F-2 through F-42 of this Annual Report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

We have carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which appears in our consolidated financial statements.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages (as of January 1, 2011) and present and past positions of our current executive officers:

Name	Age	Position
Paul J. Diaz	49	President and Chief Executive Officer
Benjamin A. Breier	39	Chief Operating Officer
Richard A. Lechleiter	52	Executive Vice President and Chief Financial Officer
Lane M. Bowen	60	Executive Vice President and President, Nursing Center Division
Jeffrey P. Winter	54	Executive Vice President and President, Hospital Division
Richard E. Chapman	62	Executive Vice President and Chief Administrative and Information Officer
Christopher M. Bird	46	President, Peoplefirst Rehabilitation Division
William M. Altman	51	Senior Vice President, Strategy and Public Policy
Joseph L. Landenwich	46	Senior Vice President of Corporate Legal Affairs and Corporate Secretary
Gregory C. Miller	41	Chief Development Officer
M. Suzanne Riedman	59	General Counsel and Chief Diversity Officer

Paul J. Diaz has served as one of our directors since May 2002, as our Chief Executive Officer since January 1, 2004 and as our President since January 2002. Mr. Diaz served as our Chief Operating Officer from January 2002 to December 31, 2003.

Benjamin A. Breier has served as our Chief Operating Officer since August 31, 2010. He served as our Executive Vice President and President, Hospital Division from March 2008 until August 2010, and as President, Peoplefirst Rehabilitation division from August 2005 to March 2008. Prior to joining us, Mr. Breier served as Senior Vice President, Operations for Concentra, Inc., a leading provider of workers compensation and occupational health services, from December 2003 to August 2005.

Richard A. Lechleiter, a certified public accountant, has served as our Executive Vice President and Chief Financial Officer since February 2005. He served as Senior Vice President and Chief Financial Officer from February 2002 to February 2005.

Lane M. Bowen has served as our Executive Vice President since February 2005 and as President, Nursing Center Division since October 2002.

Jeffrey P. Winter has served as our Executive Vice President and President, Hospital Division, since November 1, 2010. Prior to joining us, he served as Chief Administrative Officer of Providence Health and Services, California Region. Prior to joining Providence in 2009, Mr. Winter was with Catholic Healthcare West for ten years, most recently as President of Group Operations.

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

Gregory C. Miller has served as our Chief Development Officer since February 16, 2011. He served as Senior Vice President, Corporate Development and Financial Planning from January 2005 to February 2011. He served as our Vice President, Corporate Development and Financial Planning from January 2004 to January 2005.

M. Suzanne Riedman, an attorney, has served as our General Counsel since August 1999 and as our Chief Diversity Officer since December 2010. She also held the title of Senior Vice President from August 1999 to February 2011.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Index to Consolidated Financial Statements and Financial Statement Schedules:

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

(a)(3)    Index to Exhibits:

Exhibit number	Description of document
2.1	Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code. Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Order Confirming the Fourth Amended Joint Plan of Reorganization of Vencor, Inc. and Affiliated Debtors under Chapter 11 of the Bankruptcy Code, as entered by the United States Bankruptcy Court for the District of Delaware on March 16, 2001. Exhibit 2.2 to the Current Report on Form 8-K of the Company dated March 19, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.3	Purchase and Sale Agreement by and among those entities listed on Schedule P thereto as buying entities, those entities listed on Schedule P thereto as selling entities and Jeffrey A. Goldshine, Douglas B. Noble, and Mary Catherine Rumsey, and solely for purposes of Article III thereof and the Guaranty, Kindred Healthcare Operating, Inc., dated as of October 24, 2005. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.4*	Master Transaction Agreement, dated as of October 25, 2006, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.5	Amendment No. 1 To Master Transaction Agreement, dated as of June 4, 2007, among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., Safari Holding Corporation, Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.6*	Amendment No. 2 To Master Transaction Agreement, dated as of July 31, 2007, among AmerisourceBergen Corporation, PharMerica Long-Term Care, Inc. (formerly named PharMerica, Inc.), Kindred Healthcare, Inc., Kindred Healthcare Operating, Inc., Kindred Pharmacy Services, Inc., PharMerica Corporation (formerly named Safari Holding Corporation), Hippo Merger Corporation and Rhino Merger Corporation. Exhibit 2.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.7	Asset Purchase Agreement, dated as of August 23, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
2.8	Amendment No. 1 to the Asset Purchase Agreement, entered into as of October 21, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 21, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.9	Amendment No. 2 to the Asset Purchase Agreement, entered into as of October 30, 2010, by and among (i) (a) KND Development 52, L.L.C., KND Development 53, L.L.C., KND Development 54, L.L.C., and KND Development 55, L.L.C., (ii) Kindred Healthcare Operating, Inc., (iii) (a) Vista Healthcare Holdings, LLC, (b) Vista Healthcare, LLC, (c) Vista Hospital of South Bay, LP, (d) South Bay Community Hospital, Inc., (e) Rancho Cucamonga Community Hospital, LLC, (f) Vista Specialty Hospital of Southern California, LP, (g) Perris Valley Community Hospital, LLC, and (h) Vista Hospital of South Bay, LLC, (iv) (a) Ara Tavitian, M.D., (b) J. Vartan Hovsepian, (c) Marc Ferrell, (d) Marc Furstman, (e) Vista Hospital Management Group, Inc., (f) the Ara Tavitian 2010 GRAT, (g) Vista Partnership Holding, LLC, and (v) Tavitian Holdings, LLC. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.10	Agreement and Plan of Merger, dated as of February 7, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company. Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed August 31, 2001 (Comm. File No. 333-68838) is hereby incorporated by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2002 (Comm. File No. 001-14057) is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Articles IV, IX, X and XII of the Restated Certificate of Incorporation of the Company is included in Exhibit 3.1.

10.1	Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, Citicorp USA, Inc., as Syndication Agent, and General Electric Capital Corporation, The CIT Group/Business Credit, Inc. and Wells Fargo Foothill, as Co-Documentation Agents. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 1, dated as of September 23, 2010, to the Second Amended and Restated Credit Agreement dated as of July 18, 2007 among Kindred Healthcare, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.3	Amendment No. 2 and Joinder Agreement to the Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.4	Tax Allocation Agreement dated as of April 30, 1998 by and between Vencor, Inc. and Ventas, Inc. Exhibit 10.9 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.5	Agreement of Indemnity-Third Party Leases dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.6	Agreement of Indemnity-Third Party Contracts dated as of April 30, 1998 by and between Vencor, Inc. and its subsidiaries and Ventas, Inc. Exhibit 10.12 to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.7	Form of Indemnification Agreement between the Company and certain of its officers and employees. Exhibit 10.31 to the Ventas, Inc. Form 10-K for the year ended December 31, 1995 (Comm. File No. 1-10989) is hereby incorporated by reference.

10.8	Form of Indemnification Agreement between the Company and each member of its Board of Directors. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.9**	Kindred Deferred Compensation Plan, Third Amendment and Restatement effective as of January 1, 2009. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.10	Tax Refund Escrow Agreement and First Amendment to the Tax Allocation Agreement made and entered into as of the 20th of April 2001 by and between the Company and each of its subsidiaries and Ventas, Inc., Ventas Realty Limited Partnership and Ventas LP Realty, L.L.C. Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.11**	Vencor, Inc. Supplemental Executive Retirement Plan dated January 1, 1998, as amended. Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-57953) is hereby incorporated by reference.

10.12**	Amendment No. Two to Supplemental Executive Retirement Plan dated as of January 15, 1999. Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.13**	Amendment No. Three to Supplemental Executive Retirement Plan dated as of December 31, 1999. Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 1999 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.14**	Amendment No. 4 to Supplemental Executive Retirement Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.15**	Amendment No. 5 to Supplemental Executive Retirement Plan. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.16**	Amendment No. 6 to Supplemental Executive Retirement Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.17**	Amended and Restated Kindred Healthcare, Inc. Long-Term Incentive Plan. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.18**	Amended and Restated Kindred Healthcare, Inc. Short-Term Incentive Plan. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2008 (Comm.
File No. 001-14057) is hereby incorporated by reference.

10.19**	Agreement dated as of March 20, 2009 by and between Kindred Healthcare, Inc. and Edward L. Kuntz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.20**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.21**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Paul J. Diaz. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.22**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.23**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard E. Chapman. Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.24**	Agreement and Release of Claims dated as of August 31, 2010 by and between Kindred Healthcare, Inc. and Frank J. Battafarano. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.25**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.26**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and M. Suzanne Riedman. Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.27**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.5 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.28**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Richard A. Lechleiter. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.29**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.30**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and William M. Altman. Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.31**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 18, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.32**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Lane M. Bowen. Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 13, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.33**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.34**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Joseph L. Landenwich. Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.35**	Employment Agreement dated as of March 30, 2010 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.36**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Benjamin A. Breier. Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.37**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.38**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Gregory C. Miller. Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.39**	Employment Agreement dated as of December 18, 2008 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird. Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.40**	Change-in-Control Severance Agreement dated as of November 13, 2009 by and between Kindred Healthcare Operating, Inc. and Christopher M. Bird. Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.41**	Employment Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.42**	Change-in-Control Severance Agreement dated as of November 1, 2010 by and between Kindred Healthcare Operating, Inc. and Jeffrey P. Winter. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.43	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.44	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of June 8, 2007 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.45	Amendment to Master Lease and Memorandum of Lease dated as of January 16, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.46	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of October 14, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.47	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.48	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.5 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.49	Amendment to Memorandum of Lease and Specific Property Lease Amendment dated as of January 9, 2009 by and between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.50	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for Lease Executed by Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.51	Amendment to Master Lease and Memorandum of Lease dated as of August 7, 2007 by and among Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.52	Renewal Notice to Lessor dated April 30, 2009 regarding the Second Amended and Restated Master Lease Agreements Nos. 1-4 between Ventas Realty, Limited Partnership, as Lessor and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc. as Tenant. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.53	Master Lease among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated May 16, 2001. Exhibit 10.11 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.54	First Amendment to Master Lease dated effective August 1, 2001 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.55	Second Amendment to Master Lease dated as of November 18, 2003 by and among Health Care Property Investors, Inc., Health Care Property Partners and Indiana HCP, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.54 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.56	Third Amendment to Master Lease dated and effective as of June 30, 2004 by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee. Exhibit 10.55 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.57	Fourth Amendment to Master Lease by and among Health Care Property Investors, Inc. and Health Care Property Partners, collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C. and Kindred Nursing Centers Limited Partnership, collectively, as Lessee, dated February 28, 2006. Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.58	Fifth Amendment to Master Lease by and among Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership, Kindred Hospitals Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated January 31, 2007. Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.59	Sixth Amendment to Master Lease by and among HCP, Inc. f/k/a Health Care Property Investors, Inc., Health Care Property Investors, Inc., Health Care Property Partners, and Texas HCP Holding, L.P., collectively, as Lessor and Kindred Nursing Centers East, L.L.C., Kindred Nursing Centers West, L.L.C., Kindred Nursing Centers Limited Partnership and Transitional Hospitals Corporation of Wisconsin, Inc., collectively, as Lessee, dated December 8, 2008. Exhibit 10.53 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.60	Master Lease Agreement dated as of February 28, 2006 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended March 31, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.61	First Amendment to Master Lease Agreement dated as of June 20, 2007 by and between HCRI Massachusetts Properties Trust II, as Lessor and Kindred Nursing Centers East, L.L.C., as Tenant. Exhibit 10.59 to the Company’s Form 10-K for the year ended December 31, 2007 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.62	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II and Kindred Hospitals East, L.L.C. Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.63	Termination of Lease and Notice of Lease dated as of January 22, 2010 by and among HCRI Massachusetts Properties Trust, HCRI Massachusetts Properties Trust II, Kindred Hospitals East, L.L.C. and KND Real Estate 26, L.L.C. Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2010 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.64	Agreement and Plan of Reorganization between the Company and Ventas, Inc. Exhibit 10.1 to the Company’s Form 10, as amended, dated April 27, 1998 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.65**	The Company’s 2000 Stock Option Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.66**	The Company’s Restricted Share Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59598) is hereby incorporated by reference.

10.67**	Kindred Healthcare, Inc. 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.68**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.64 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.69**	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.65 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.70**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.66 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.71**	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.4 to the Company’s Form 10-Q for the quarterly period ended March 31, 2009 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.72**	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2001 Stock Incentive Plan, Amended and Restated. Exhibit 10.68 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.73**	Kindred Healthcare, Inc. 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.69 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

Exhibit number	Description of document
10.74**	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.70 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.75**	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.71 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.76**	Form of Amendment No. 1 to Non-Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.72 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.77**	Form of Amendment No. 1 to Discretionary Non-Qualified Stock Option Grant Agreement under the 2001 Equity Plan for Non-Employee Directors (Amended and Restated). Exhibit 10.73 to the Company’s Form 10-K for the year ended December 31, 2008 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.78	Tax Matters Agreement, by and among AmerisourceBergen Corporation, PharMerica, Inc., Kindred Healthcare, Inc., Kindred Pharmacy Services, Inc. and Safari Holding Corporation, in each case on behalf of itself and its Affiliates. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 25, 2006 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.79	Commitment Letter, dated as of February 7, 2011, by and among JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc. and Kindred Healthcare, Inc.. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.80	Other Debt Instruments – Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the SEC upon request.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

*	The Company will furnish supplementally to the SEC upon request a copy of any omitted exhibit or annex.
**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules.

The response to this portion of Item 15 is included in appendix page F-42 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011	KINDRED HEALTHCARE, INC.

	By:	/s/ Paul J. Diaz
Paul J. Diaz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel Ackerman Joel Ackerman	Director	February 23, 2011

/s/ Ann C. Berzin Ann C. Berzin	Director	February 23, 2011

/s/ Jonathan D. Blum Jonathan D. Blum	Director	February 23, 2011

/s/ Thomas P. Cooper, M.D. Thomas P. Cooper, M.D.	Director	February 23, 2011

/s/ Isaac Kaufman Isaac Kaufman	Director	February 23, 2011

/s/ Frederick J. Kleisner Frederick J. Kleisner	Director	February 23, 2011

/s/ Eddy J. Rogers, Jr. Eddy J. Rogers, Jr.	Director	February 23, 2011

/s/ Phyllis R. Yale Phyllis R. Yale	Director	February 23, 2011

/s/ Edward L. Kuntz Edward L. Kuntz	Chairman of the Board	February 23, 2011

/s/ Paul J. Diaz Paul J. Diaz	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2011

/s/ Richard A. Lechleiter Richard A. Lechleiter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ John J. Lucchese John J. Lucchese	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2011

KINDRED HEALTHCARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

(a)	All other schedules have been omitted because the required information is not present or not present in material amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Kindred Healthcare, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kindred Healthcare, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/    PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky

February 23, 2011

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues	$4,359,697	$4,270,007	$4,093,864

Salaries, wages and benefits	2,505,690	2,483,086	2,374,163
Supplies	342,197	333,056	317,149
Rent	357,372	348,248	338,673
Other operating expenses	948,609	886,205	854,383
Other income	(11,422)	(11,512)	(17,407)
Depreciation and amortization	121,552	125,730	120,022
Interest expense	7,090	7,880	15,373
Investment income	(1,245)	(4,413)	(7,096)

	4,269,843	4,168,280	3,995,260

Income from continuing operations before income taxes	89,854	101,727	98,604
Provision for income taxes	33,708	39,115	38,144

Income from continuing operations	56,146	62,612	60,460
Discontinued operations, net of income taxes:
Income (loss) from operations	798	931	(3,399)
Loss on divestiture of operations	(453)	(23,432)	(20,776)

Net income	$56,491	$40,111	$36,285

Earnings per common share:
Basic:
Income from continuing operations	$1.42	$1.61	$1.56
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.09)
Loss on divestiture of operations	(0.01)	(0.60)	(0.53)

Net income	$1.43	$1.03	$0.94

Diluted:
Income from continuing operations	$1.42	$1.60	$1.54
Discontinued operations:
Income (loss) from operations	0.02	0.02	(0.09)
Loss on divestiture of operations	(0.01)	(0.60)	(0.53)

Net income	$1.43	$1.02	$0.92

Shares used in computing earnings per common share:
Basic	38,738	38,339	37,830
Diluted	38,954	38,502	38,397

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,168	$16,303
Cash–restricted	5,494	5,820
Insurance subsidiary investments	76,753	106,834
Accounts receivable less allowance for loss of $13,584 – 2010 and $20,156 – 2009	631,877	610,959
Inventories	24,327	22,303
Deferred tax assets	13,439	42,791
Income taxes	42,118	17,447
Other	24,862	21,194

	836,038	843,651
Property and equipment, at cost:
Land	65,431	47,912
Buildings	950,957	787,803
Equipment	669,365	613,344
Construction in progress	68,417	66,641

	1,754,170	1,515,700
Accumulated depreciation	(857,623)	(765,602)

	896,547	750,098

Goodwill	242,420	81,223
Intangible assets less accumulated amortization of $3,731 – 2010 and $2,647 – 2009	92,883	64,491
Assets held for sale	7,167	8,806
Insurance subsidiary investments	101,210	100,223
Deferred tax assets	88,816	110,930
Other	72,334	62,802

	$2,337,415	$2,022,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,495	$161,066
Salaries, wages and other compensation	291,116	287,772
Due to third party payors	27,115	28,261
Professional liability risks	41,555	47,076
Other accrued liabilities	87,012	78,358
Long-term debt due within one year	91	86

	621,384	602,619

Long-term debt	365,556	147,647
Professional liability risks	207,669	195,126
Deferred credits and other liabilities	111,047	110,238

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.25 par value; authorized 1,000 shares; none issued and outstanding	–	–
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,495 shares – 2010 and 39,104 shares – 2009	9,874	9,776
Capital in excess of par value	828,593	820,407
Accumulated other comprehensive income (loss)	135	(423)
Retained earnings	193,157	136,834

	1,031,759	966,594

	$2,337,415	$2,022,224

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of common stock	Par value common stock	Capital in excess of par value	Accumulated other comprehensive income/(loss)	Retained earnings	Total
Balances, December 31, 2007	38,339	$9,585	$790,367	$1,250	$60,922	$862,124
Comprehensive income:
Net income					36,285	36,285
Net unrealized investment losses, net of income taxes				(3,044)		(3,044)
Other				(1,825)		(1,825)

Comprehensive income						31,416
Grant of non-vested restricted stock	166	41	(41)			–
Issuance of common stock in connection with employee benefit plans	504	126	9,016		(277)	8,865
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(100)	(25)	(2,326)		(53)	(2,404)
Stock-based compensation amortization			12,637			12,637
Pre-emergence income tax liability adjustment			1,385			1,385
Income tax benefit in connection with the issuance of common stock under employee benefit plans			1,103			1,103
Other					(151)	(151)

Balances, December 31, 2008	38,909	9,727	812,141	(3,619)	96,726	914,975
Comprehensive income:
Net income					40,111	40,111
Net unrealized investment gains, net of income taxes				1,230		1,230
Other				1,966		1,966

Comprehensive income						43,307
Grant of non-vested restricted stock	196	49	(49)			–
Issuance of common stock in connection with employee benefit plans	104	26	931			957
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(105)	(26)	(1,512)		(3)	(1,541)
Stock-based compensation amortization			9,905			9,905
Income tax provision in connection with the issuance of common stock under employee benefit plans			(1,009)			(1,009)

Balances, December 31, 2009	39,104	9,776	820,407	(423)	136,834	966,594
Comprehensive income:
Net income					56,491	56,491
Net unrealized investment gains, net of income taxes				1,229		1,229
Other				(671)		(671)

Comprehensive income						57,049
Grant of non-vested restricted stock	425	106	(106)			–
Issuance of common stock in connection with employee benefit plans	96	24	25			49
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(130)	(32)	(2,147)		(168)	(2,347)
Stock-based compensation amortization			10,714			10,714
Income tax provision in connection with the issuance of common stock under employee benefit plans			(300)			(300)

Balances, December 31, 2010	39,495	$9,874	$828,593	$135	$193,157	$1,031,759

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$56,491	$40,111	$36,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,552	126,404	122,265
Amortization of stock-based compensation costs	10,714	9,905	12,637
Provision for doubtful accounts	24,397	29,320	32,336
Deferred income taxes	21,446	10,876	20,793
Loss on divestiture of discontinued operations	453	23,432	20,776
Other	252	(1,186)	1,029
Change in operating assets and liabilities:
Accounts receivable	(45,232)	(29,247)	(46,610)
Inventories and other assets	(14,294)	(17,386)	(11,489)
Accounts payable	9,446	(4,088)	(13,953)
Income taxes	3,462	35,009	9,052
Due to third party payors	1,213	(6,369)	(8,309)
Other accrued liabilities	20,088	16,939	(2,527)

Net cash provided by operating activities	209,988	233,720	172,285

Cash flows from investing activities:
Routine capital expenditures	(108,896)	(97,550)	(109,926)
Development capital expenditures	(67,841)	(48,058)	(38,751)
Acquisitions	(279,794)	(83,432)	(48,824)
Sale of assets	649	25,967	27,984
Purchase of insurance subsidiary investments	(43,913)	(103,477)	(121,693)
Sale of insurance subsidiary investments	82,736	122,410	119,810
Net change in insurance subsidiary cash and cash equivalents	(8,521)	22,005	31,064
Change in other investments	2	2,002	7,002
Other	962	3,538	2,568

Net cash used in investing activities	(424,616)	(156,595)	(130,766)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	2,030,800	1,214,400	1,498,000
Repayment of borrowings under revolving credit	(1,812,800)	(1,416,100)	(1,424,300)
Repayment of capital lease obligation	–	–	(16,268)
Payment of deferred financing costs	(2,831)	(855)	(508)
Issuance of common stock	49	957	8,865
Other	275	(19)	610

Net cash provided by (used in) financing activities	215,493	(201,617)	66,399

Change in cash and cash equivalents	865	(124,492)	107,918
Cash and cash equivalents at beginning of period	16,303	140,795	32,877

Cash and cash equivalents at end of period	$17,168	$16,303	$140,795

Supplemental information:
Interest payments	$5,261	$6,122	$14,661
Income tax payments (refunds)	11,961	(4,480)	7,590
Rental payments to Ventas, Inc.	246,392	243,011	239,367

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ACCOUNTING POLICIES

Reporting entity

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States (collectively, “Kindred” or the “Company”).

Basis of presentation

The consolidated financial statements include all subsidiaries. All intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by either the equity or cost method.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers. For accounting purposes, the operating results of these businesses and the losses or impairments associated with these transactions have been classified as discontinued operations in the accompanying consolidated statement of operations for all periods presented. Assets not sold at December 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Notes 3 and 4.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from those estimates.

Recently issued accounting requirements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to goodwill and other intangibles. The provisions of the guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior year annual reporting period only. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 16). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 16) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Recently issued accounting requirements (Continued)

annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

Upon adoption of the VIE guidance on January 1, 2010, the Company reassessed its three investment partnerships and its lease agreements under the new accounting guidance. Although the investment partnerships were determined to be VIEs, they do not require the Company to absorb losses or receive benefits that could potentially be significant to the VIEs, nor can the Company direct the activities that most significantly impact the VIEs’ economic performance. As a result, the investment partnerships continue to be accounted for under the equity method of accounting and are not consolidated. The Company also determined that three of its lease agreements were considered VIEs. However, the Company is not the primary beneficiary of these leases as it lacks the power to direct activities of the lessor that most significantly impact the economic performance under these leases. In addition, the Company’s investments and involvement in lease arrangements related to these VIEs were not significant to its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Medicare	$1,882,365	$1,817,117	$1,743,447
Medicaid	1,059,118	1,086,901	1,075,645
Medicare Advantage	345,026	321,437	263,699
Other	1,379,652	1,332,817	1,275,148

	4,666,161	4,558,272	4,357,939
Eliminations	(306,464)	(288,265)	(264,075)

	$4,359,697	$4,270,007	$4,093,864

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

The Company follows the authoritative guidance related to the meaning of other-than-temporary impairment and its application to certain investments to assess whether the Company’s investments with unrealized loss positions are other-than-temporarily impaired. Unrealized gains and losses, net of deferred income taxes, are reported as a component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary are determined using the specific identification method and are reported in the Company’s statement of operations. See Note 9.

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

The provision for doubtful accounts totaled $24.2 million for 2010, $28.7 million for 2009 and $30.8 million for 2008.

Due to third party payors

The Company’s hospitals and nursing and rehabilitation centers are required to submit cost reports at least annually to various state and federal agencies administering the respective reimbursement programs. In many instances, interim cash payments to the Company are only an estimate of the amount due for services provided. Any overpayment to the Company arising from the completion of a cost report is recorded as a liability.

Inventories

Inventories consist primarily of pharmaceutical and medical supplies and are stated at the lower of cost (first-in, first-out) or market.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Property and equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation expense, computed by the straight-line method, was $120.3 million for 2010, $124.8 million for 2009 and $119.1 million for 2008. Depreciation rates for buildings range generally from 20 to 45 years. Leasehold improvements are depreciated over their estimated useful lives or the remaining lease term, whichever is shorter. Estimated useful lives of equipment vary from five to 15 years. Depreciation expense is not recorded for property and equipment classified as held for sale.

Interest costs incurred during the construction of the Company’s development projects are capitalized. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $2.2 million and $2.9 million, respectively. Repairs and maintenance are expensed as incurred.

The Company separates capital expenditures into two categories, routine and development, in the accompanying consolidated statement of cash flows. Purchases of routine property and equipment include expenditures at existing facilities that generally do not result in increased capacity or the expansion of services. Development capital expenditures include expenditures for the development of new facilities or the expansion of services or capacity at existing facilities.

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

Goodwill and other intangible assets

Intangible assets are comprised primarily of goodwill, certificates of need, Medicare certifications and trade names primarily originating from business combinations accounted for as purchase transactions.

A summary of goodwill by reporting unit follows (in thousands):

	Hospitals	Nursing and rehabilitation centers	Rehabilitation services	Home health	Hospice	Total
Balances, December 31, 2008	$68,577	$639	$1,863	$–	$1,165	$72,244
Acquisitions	–	–	–	–	6,917	6,917
Other	–	250	1,500	–	312	2,062

Balances, December 31, 2009	68,577	889	3,363	–	8,394	81,223
Acquisitions	144,325	5,191	–	11,383	–	160,899
Other	298	–	–	–	–	298

Balances, December 31, 2010	$213,200	$6,080	$3,363	$11,383	$8,394	$242,420

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

The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, rehabilitation services, home health and hospice.

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

The Company’s analysis indicated that the estimated fair value of each reporting unit exceeded its book equity value. The Company’s conclusions were supported by both quantitative and qualitative factors, including the estimate of an implied control premium for acquisitions in the Company’s industry, the Company’s fourth quarter operating results that exceeded investment analyst expectations and consideration of the Company’s updated business expectations at December 31, 2010 and 2009.

The Company’s indefinite lived intangible assets consist primarily of certificates of need, which are estimated primarily using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of the Company’s certificates of need at December 31, 2010 was $66.5 million. The fair values of the Company’s indefinite lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Goodwill and other intangible assets (Continued)

expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2010, the fair value of the Company’s certificates of need intangible assets exceeded its carrying value. In conjunction with two acquisitions consummated in November 2010, the Company also acquired Medicare certifications with indefinite lives totaling $18.1 million. However, an impairment analysis was not conducted because there were no triggering events between the acquisition dates and December 31, 2010.

The Company’s other intangible assets include both finite and indefinite lived intangible assets. The Company’s other intangible assets with finite lives are amortized under the authoritative guidance for goodwill and other intangible assets using the straight-line method over their estimated useful lives ranging from one to 20 years. A summary of intangible assets at December 31 follows (in thousands):

	2010				2009
	Cost	Accumulated amortization	Carrying value	Weighted average life	Cost	Accumulated amortization	Carrying value	Weighted average life
Current:
Employment contracts	$945	$(278)	$667	1 year	$186	$(182)	$4	1 year
Non-current:
Certificates of need (indefinite life)	66,453	–	66,453		61,856	–	61,856
Medicare certifications (indefinite life)	18,979	–	18,979		919	–	919
Leasehold interests	1,100	(51)	1,049	4 years	–	–	–
Customer relationship assets	1,044	(805)	239	4 years	1,044	(558)	486	4 years
Non-compete agreements	4,033	(2,726)	1,307	5 years	2,994	(2,076)	918	5 years
Trade names	5,005	(149)	4,856	13 years	325	(13)	312	10 years

	96,614	(3,731)	92,883		67,138	(2,647)	64,491

	$97,559	$(4,009)	$93,550		$67,324	$(2,829)	$64,495

Amortization expense computed by the straight-line method totaled $1.3 million for 2010 and $0.9 million for both 2009 and 2008.

Estimated annual amortization expense for intangible assets at December 31, 2010 will approximate $1.9 million, $1.0 million, $0.9 million, $0.6 million and $0.6 million for the years 2011, 2012, 2013, 2014 and 2015, respectively.

Insurance risks

Provisions for loss for professional liability risks and workers compensation risks are based upon management’s best available information including actuarially determined estimates. The provisions for loss related to professional liability risks retained by the Company’s wholly owned limited purpose insurance subsidiary are discounted based upon actuarial estimates of claim payment patterns. Provisions for loss related to workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted. To the extent that expected ultimate claims costs vary from historical provisions for loss, future earnings will be charged or credited. See Notes 4 and 8.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – ACCOUNTING POLICIES (Continued)

Earnings per common share

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options and performance-based restricted shares. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities for purposes of calculating earnings per common share. See Note 5.

Stock option accounting

The Company recognizes compensation expense in its consolidated financial statements using a Black-Scholes option valuation model for non-vested stock options. See Note 13.

Other information

The Company has performed an evaluation of subsequent events through the date on which the financial statements were issued.

NOTE 2 – ACQUISITIONS

The following is a summary of the Company’s significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through operating cash flows or borrowings under the Company’s revolving credit facility. Unaudited pro forma operating results are only provided for newly acquired businesses that are material to the Company’s consolidated financial statements.

Vista Acquisition

In November 2010, the Company acquired five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179.0 million in cash (the “Vista Acquisition”). The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. The Company did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

Vista’s results of operations have been included in the Company’s consolidated financial statements since November 1, 2010 and consisted of revenues of $24.3 million and pretax income of $1.5 million. Vista’s operations have been included in the hospital division business segment.

The purchase price was allocated to the estimated fair value of tangible and intangible assets, with the remainder allocated to goodwill. The primary factors in the decision to acquire Vista were the opportunity to meet the growing demand for the Company’s services in southern California and expand the Company’s hospital operations. The Vista hospitals also provide several clinical service offerings not currently available in the Company’s hospitals providing an opportunity to expand its clinical services as well as attract new sources of business.

The purchase price included consideration of $10 million held in escrow associated with the representations, warranties and covenants of the seller for 24 months following the acquisition date.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITIONS (Continued)

Vista Acquisition (Continued)

The following is the Vista Acquisition purchase price allocation (in thousands):

Inventory	$1,546
Property and equipment	11,710
Identifiable intangible assets:
Medicare certifications (indefinite life)	17,160
Trade name	1,830
Leasehold interests	1,100
Non-compete agreements	720
Deposits and other	620
Goodwill	144,325

$179,011

The weighted average life of the definite lived intangible assets is four years.

The total goodwill arising from the acquisition is based upon the expected future cash flows of the Vista operations which reflects both growth expectations and cost savings from combining the operations of the Company and Vista. Goodwill is expected to be deductible for income tax purposes over a life of 15 years. All of the goodwill was assigned to the Company’s hospital reporting unit.

The unaudited pro forma net effect of the Vista Acquisition assuming the acquisition occurred as of January 1, 2008 is as follows (in thousands except per share amounts):

	Year ended December 31,
	2010	2009	2008
Revenues	$4,489,092	$4,416,342	$4,228,081
Income from continuing operations	66,195	73,452	66,521
Net income	66,540	50,951	42,346
Earnings per common share:
Basic:
Income from continuing operations	$1.68	$1.88	$1.72
Net income	$1.69	$1.30	$1.10
Diluted:
Income from continuing operations	$1.67	$1.88	$1.70
Net income	$1.68	$1.30	$1.08

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Vista Acquisition for the periods presented.

Other 2010 acquisitions

In November 2010, the Company acquired a home health company for $12.9 million, which included $11.4 million of goodwill, $1.4 million of identifiable intangible assets and $0.1 million of other assets.

In September 2010, the Company acquired three nursing and rehabilitation centers for $37.7 million, which included $5.0 million of goodwill, $2.5 million of identifiable intangible assets and $30.2 million of property and equipment and other assets.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITIONS (Continued)

Other 2010 acquisitions (Continued)

In March 2010, the Company acquired a combined nursing and rehabilitation center and assisted living facility for $16.6 million, which included $0.2 million of goodwill, $2.2 million of identifiable intangible assets and $14.2 million of property and equipment and other assets.

In January 2010, the Company acquired the real estate of two previously leased hospitals and two previously leased nursing and rehabilitation centers for $31.1 million in cash and $2.4 million in unamortized prepaid rent. Annual rents associated with these four facilities aggregated $2.9 million.

During 2010, the Company incurred $4.6 million in acquisition-related costs. These costs were charged to the Company’s business segments as follows:

Hospital division	$3,257
Nursing center division	704
Rehabilitation division	683

$4,644

The fair value of each of the acquisitions completed during the year ended December 31, 2010 were measured using primarily discounted cash flow methodologies, a Level 3 (as described in Note 16) measurement technique.

2009 acquisitions

In July 2009, the Company acquired a hospice business for $8.0 million, which included $6.9 million of goodwill, $0.9 million of identifiable intangible assets and $0.2 million of equipment. The fair value of the assets acquired were measured using primarily discounted cash flow methodologies, a Level 3 (as described in Note 16) measurement technique.

In March 2009, the Company also acquired the real estate of a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. Annual rent associated with this facility aggregated $1.8 million. The fair value of the assets acquired were measured using Level 2 (as described in Note 16) observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

2008 acquisitions

In April 2008, the Company acquired the real estate of four previously leased nursing and rehabilitation centers for $23.9 million. Annual rents associated with these facilities approximated $2.6 million. The fair value of the assets acquired were measured using Level 2 (as described in Note 16) observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DIVESTITURES (Continued)

2009 divestitures

In June 2009, the Company purchased for resale six under-performing nursing and rehabilitation centers (the “Nursing Centers”) previously leased from Ventas, Inc. (“Ventas”) for $55.7 million. In addition, the Company paid Ventas a lease termination fee of $2.3 million. The Nursing Centers were included in the Company’s Master Lease Agreements (as defined in Note 10) with Ventas and the Company does not have the ability to terminate a lease of an individual facility under the Master Lease Agreements. The aggregate annual rent for the Nursing Centers was approximately $6 million for the year ended December 31, 2008. The Nursing Centers, which contained 777 licensed beds, generated pretax losses of $0.1 million, $0.5 million and $2.5 million for 2010, 2009 and 2008, respectively. The Company recorded a pretax gain of $2.1 million ($1.3 million net of income taxes) for the year ended December 31, 2010 and a pretax loss of $39.5 million ($24.3 million net of income taxes) for the year ended December 31, 2009 related to these divestitures.

2008 divestitures

In September 2008, the Company purchased for resale a LTAC hospital for $22.3 million that was previously leased. The Company recorded a pretax loss of $36.9 million ($22.7 million net of income taxes) in 2008 resulting from the losses related to the purchase, closure and planned divestiture of the hospital, including the impairment of a certificate of need intangible asset ($15.2 million), the impairment of property and equipment ($17.3 million) and other costs ($4.4 million). In addition, the Company recorded a pretax loss of $2.6 million ($1.6 million net of income taxes) in 2010 resulting from a reduction to the fair market value of the property.

In September 2008, the Company also announced its intention to dispose of another LTAC hospital and its related operations. The Company recorded a pretax loss of $7.4 million ($4.6 million net of income taxes) during 2008 related to the impairment of the hospital’s building and equipment. In addition, the Company recorded a pretax loss of $0.5 million ($0.3 million net of income taxes) in 2010 resulting from a reduction to the fair market value of the property.

These two hospitals generated pretax losses of $1.5 million in 2010, $3.3 million in 2009 and $8.0 million in 2008.

The Company also discontinued the operations of a hospital in 2008 after terminating the hospital operating lease and ceasing operations.

Assets not sold at December 31, 2010 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying consolidated balance sheet. See Note 4.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestiture of unprofitable businesses discussed in Notes 1 and 3 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses or impairments related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statement of operations. At December 31, 2010, the Company held for sale two hospitals reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

Discontinued operations included favorable pretax adjustments of $5.1 million ($3.1 million net of income taxes) in 2010, $11.1 million ($6.8 million net of income taxes) in 2009 and $9.7 million ($6.0 million net of income taxes) in 2008 resulting from changes in estimates for professional liability reserves related to prior years.

A summary of discontinued operations follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues	$13,507	$56,249	$104,698

Salaries, wages and benefits	9,893	33,945	63,567
Supplies	773	3,426	7,802
Rent	132	3,572	9,161
Other operating expenses	1,438	13,122	27,462
Depreciation	–	674	2,243
Interest expense	1	9	2
Investment income	(27)	(12)	(13)

	12,210	54,736	110,224

Income (loss) from operations before income taxes	1,297	1,513	(5,526)
Provision (benefit) for income tax	499	582	(2,127)

Income (loss) from operations	798	931	(3,399)
Loss on divestiture of operations, net of income taxes	(453)	(23,432)	(20,776)

	$345	$(22,501)	$(24,175)

The following table sets forth certain discontinued operations data by business segment (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues:
Hospital division	$181	$4,850	$33,687
Nursing center division	13,326	51,399	71,011

	$13,507	$56,249	$104,698

Operating income (loss):
Hospital division	$(1,139)	$(2,759)	$(5,470)
Nursing center division	2,542	8,515	11,337

	$1,403	$5,756	$5,867

Rent:
Hospital division	$121	$208	$2,858
Nursing center division	11	3,364	6,303

	$132	$3,572	$9,161

Depreciation:
Hospital division	$–	$–	$852
Nursing center division	–	674	1,391

	$–	$674	$2,243

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale follows (in thousands):

	December 31,
	2010	2009
Long-term assets:
Property and equipment, net	$7,062	$8,723
Other	105	83

	7,167	8,806
Current liabilities (included in other accrued liabilities)	(72)	(422)

	$7,095	$8,384

NOTE 5 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options and performance-based restricted shares. On January 1, 2009, the Company adopted the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 – EARNINGS PER SHARE (Continued)

A computation of the earnings per common share follows (in thousands, except per share amounts):

	Year ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$56,146	$56,146	$62,612	$62,612	$60,460	$60,460
Allocation to participating unvested restricted stockholders	(1,015)	(1,009)	(1,094)	(1,090)	(1,374)	(1,355)

Available to common stockholders	$55,131	$55,137	$61,518	$61,522	$59,086	$59,105

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$798	$798	$931	$931	$(3,399)	$(3,399)
Allocation to participating unvested restricted stockholders	(14)	(14)	(16)	(16)	77	76

Available to common stockholders	$784	$784	$915	$915	$(3,322)	$(3,323)

Loss on divestiture of operations:
As reported in Statement of Operations	$(453)	$(453)	$(23,432)	$(23,432)	$(20,776)	$(20,776)
Allocation to participating unvested restricted stockholders	8	8	409	408	472	466

Available to common stockholders	$(445)	$(445)	$(23,023)	$(23,024)	$(20,304)	$(20,310)

Net income:
As reported in Statement of Operations	$56,491	$56,491	$40,111	$40,111	$36,285	$36,285
Allocation to participating unvested restricted stockholders	(1,021)	(1,015)	(701)	(698)	(825)	(813)

Available to common stockholders	$55,470	$55,476	$39,410	$39,413	$35,460	$35,472

Shares used in the computation:
Weighted average shares outstanding – basic computation	38,738	38,738	38,339	38,339	37,830	37,830

Dilutive effect of employee stock options		135		128		567
Dilutive effect of performance-based restricted shares		81		35		–

Adjusted weighted average shares outstanding – diluted computation		38,954		38,502		38,397

Earnings per common share:
Income from continuing operations	$1.42	$1.42	$1.61	$1.60	$1.56	$1.54
Discontinued operations:
Income (loss) from operations	0.02	0.02	0.02	0.02	(0.09)	(0.09)
Loss on divestiture of operations	(0.01)	(0.01)	(0.60)	(0.60)	(0.53)	(0.53)

Net income	$1.43	$1.43	$1.03	$1.02	$0.94	$0.92

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		2,466		2,986		1,310

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA

At December 31, 2010, the Company operated three business segments: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals, the nursing center division operates nursing and rehabilitation centers and assisted living facilities, and the rehabilitation division provides rehabilitation therapy services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead. The accounting policies of each of the segments are the same and are described in Note 1.

The Company identifies its segments in accordance with the aggregation provisions of the authoritative guidance for segment reporting. This information is consistent with information used by the Company in managing its businesses and aggregates businesses with similar economic characteristics. The Company includes operating data for its home health and hospice businesses in the rehabilitation division.

The following table sets forth certain data by business segment (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenues:
Hospital division	$1,973,321	$1,932,892	$1,837,322
Nursing center division	2,187,885	2,150,342	2,093,297
Rehabilitation division	504,955	475,038	427,320

	4,666,161	4,558,272	4,357,939
Eliminations	(306,464)	(288,265)	(264,075)

	$4,359,697	$4,270,007	$4,093,864

Income from continuing operations:
Operating income (loss):
Hospital division	$357,100	$363,811	$345,367
Nursing center division	302,672	305,590	321,814
Rehabilitation division	51,923	50,592	38,071
Corporate:
Overhead	(133,919)	(134,636)	(133,019)
Insurance subsidiary	(3,153)	(6,185)	(6,657)

	(137,072)	(140,821)	(139,676)

Operating income	574,623	579,172	565,576
Rent	(357,372)	(348,248)	(338,673)
Depreciation and amortization	(121,552)	(125,730)	(120,022)
Interest, net	(5,845)	(3,467)	(8,277)

Income before income taxes	89,854	101,727	98,604
Provision for income taxes	33,708	39,115	38,144

	$56,146	$62,612	$60,460

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – BUSINESS SEGMENT DATA (Continued)

	Year ended December 31,
	2010	2009	2008
Rent:
Hospital division	$152,986	$147,494	$146,316
Nursing center division	198,105	194,835	186,612
Rehabilitation division	6,136	5,778	5,555
Corporate	145	141	190

	$357,372	$348,248	$338,673

Depreciation and amortization:
Hospital division	$51,639	$51,932	$48,150
Nursing center division	45,471	48,631	48,645
Rehabilitation division	2,709	2,291	1,965
Corporate	21,733	22,876	21,262

	$121,552	$125,730	$120,022

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$36,967	$26,716	$35,932
Development	41,140	42,371	33,285

	78,107	69,087	69,217
Nursing center division:
Routine	37,024	39,663	44,627
Development	26,701	5,687	5,466

	63,725	45,350	50,093

Rehabilitation division	2,715	1,043	1,162
Corporate:
Information systems	29,786	28,441	26,363
Other	2,404	1,687	1,842

	$176,737	$145,608	$148,677

Assets at end of period:
Hospital division	$1,100,138	$867,332
Nursing center division	647,355	566,592
Rehabilitation division	87,853	53,856
Corporate	502,069	534,444

	$2,337,415	$2,022,224

Goodwill:
Hospital division	$213,200	$68,577
Nursing center division	6,080	889
Rehabilitation division	23,140	11,757

	$242,420	$81,223

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – INCOME TAXES

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

Provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$12,538	$23,246	$21,218
State	2,316	4,227	3,769

	14,854	27,473	24,987
Deferred	18,854	11,642	13,157

	$33,708	$39,115	$38,144

Reconciliation of federal statutory tax expense to the provision for income taxes follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Income tax expense at federal rate	$31,449	$35,605	$34,511
State income tax expense, net of federal income tax expense	3,145	3,560	3,451
Prior year contingencies	(2,917)	(1,769)	(2,104)
Other items, net	2,031	1,719	2,286

	$33,708	$39,115	$38,144

A summary of net deferred income tax assets by source included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2010		2009
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$867	$–	$19,227	$–
Insurance	53,914	–	53,885	–
Accounts receivable allowances	–	14,421	12,179	–
Compensation	45,183	–	39,685	–
Net operating losses	42,205	–	37,924	–
Assets held for sale	10,072	–	15,336	–
Other	2,866	–	10,555	–

	155,107	$14,421	188,791	$–

Reclassification of deferred tax liabilities	(14,421)		–

Net deferred tax assets	140,686		188,791
Valuation allowance	(38,431)		(35,070)

	$102,255		$153,721

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – INCOME TAXES (Continued)

Deferred income taxes totaling $13.5 million and $42.8 million at December 31, 2010 and 2009, respectively, were classified as current assets, and deferred income taxes totaling $88.8 million and $110.9 million at December 31, 2010 and 2009, respectively, were classified as noncurrent assets.

After the Company’s emergence from bankruptcy in 2001, the realization of pre-reorganization deferred tax assets (amounts which had been considered “more likely than not” to be realized by the Company) and the resolution of certain income tax contingencies eliminated in full the goodwill recorded in connection with fresh-start accounting. After the fresh-start accounting goodwill was eliminated in full, the excess of $1.4 million in 2008 was treated as an increase to capital in excess of par value and a reduction in the pre-emergence deferred tax valuation allowance and pre-emergence income tax liability.

The Company identified deferred income tax assets for state income tax NOLs of $42.2 million and $37.9 million at December 31, 2010 and 2009, respectively, and a corresponding deferred income tax valuation allowance of $37.8 million and $34.0 million at December 31, 2010 and 2009, respectively, for that portion of the net deferred income tax assets that the Company will likely not realize in the future.

The Company follows the provisions of the authoritative guidance for accounting for uncertainty in income taxes which clarifies the accounting for uncertain income tax issues recognized in an entity’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.

A reconciliation of unrecognized tax benefits follows (in thousands):

Balance, December 31, 2007	$9,213
Additions based upon tax positions related to the current year	2,796
Reductions due to lapses of applicable statute of limitations	(2,456)

Balance, December 31, 2008	9,553
Additions based upon tax positions related to the current year	232
Reductions due to lapses of applicable statute of limitations	(2,042)

Balance, December 31, 2009	7,743
Additions based upon tax positions related to the current year	100
Reductions due to lapses of applicable statute of limitations	(4,616)

Balance, December 31, 2010	$3,227

The Company records accrued interest and penalties associated with uncertain tax positions as income tax expense in the consolidated statement of operations. Accrued interest related to uncertain tax provisions totaled $0.2 million as of December 31, 2010 and $0.1 million as of December 31, 2009.

To the extent the unrecognized income tax benefits become realized or the related accrued interest is no longer necessary, the company’s provision for income taxes would be favorably impacted. The amount, if recognized, that would favorably impact the Company’s results of operations approximates $3.2 million.

The federal statute of limitations remains open for tax years 2007 through 2009 and the Company is currently under examination by the Internal Revenue Service (the “IRS”) for each of these years.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – INCOME TAXES (Continued)

State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of federal income tax changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company currently has various state income tax returns under examination.

The Company received approval from the IRS for an accounting method change for income tax purposes that resulted in a non-recurring reduction in income tax payments of approximately $25 million during 2010. The Company’s earnings were not impacted by this transaction.

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Professional liability:
Continuing operations	$55,612	$48,478	$33,117
Discontinued operations	(4,289)	(4,590)	(6,287)
Workers compensation:
Continuing operations	$42,634	$35,505	$30,082
Discontinued operations	(1,329)	(904)	1,189

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INSURANCE RISKS (Continued)

Changes in the allowance for professional liability risks and workers compensation risks for the years ended December 31 follow (in thousands) (including discontinued operations):

	2010			2009
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Allowance for insurance risks at beginning of year	$242,202	$82,122	$324,324	$243,251	$83,341	$326,592
Provision for loss for insurance risks:
Current year	63,886	39,677	103,563	68,978	35,595	104,573
Prior years	(24,311)	(6,936)	(31,247)	(38,072)	(8,206)	(46,278)

	39,575	32,741	72,316	30,906	27,389	58,295
Provision for commercial insurance, administrative and overhead costs	11,748	8,564	20,312	12,982	7,212	20,194
Discount accretion	2,811	–	2,811	5,891	–	5,891
Contributions from managed facilities	71	255	326	74	212	286
Payments for insurance risks:
Current year	(3,157)	(11,714)	(14,871)	(5,270)	(10,913)	(16,183)
Prior years	(44,951)	(20,416)	(65,367)	(44,929)	(19,937)	(64,866)

	(48,108)	(32,130)	(80,238)	(50,199)	(30,850)	(81,049)
Payments for commercial insurance, administrative and overhead costs	(11,748)	(8,564)	(20,312)	(12,982)	(7,212)	(20,194)
Change in reinsurance and other recoverables	12,673	1,192	13,865	12,279	2,030	14,309

Allowance for insurance risks at end of year	$249,224	$84,180	$333,404	$242,202	$82,122	$324,324

A summary of the assets and liabilities related to insurance risks included in the accompanying consolidated balance sheet at December 31 follows (in thousands):

	2010			2009
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$54,162	$22,591	$76,753	$84,953	$21,881	$106,834
Reinsurance recoverables	265	–	265	89	–	89
Other	–	319	319	–	321	321

	54,427	22,910	77,337	85,042	22,202	107,244
Non-current:
Insurance subsidiary investments	38,635	62,575	101,210	43,272	56,951	100,223
Reinsurance and other recoverables	41,752	3,222	44,974	29,446	2,030	31,476
Deposits	3,000	1,313	4,313	5,000	1,410	6,410
Other	–	44	44	–	36	36

	83,387	67,154	150,541	77,718	60,427	138,145

	$137,814	$90,064	$227,878	$162,760	$82,629	$245,389

Liabilities:
Allowance for insurance risks:
Current	$41,555	$24,676	$66,231	$47,076	$23,934	$71,010
Non-current	207,669	59,504	267,173	195,126	58,188	253,314

	$249,224	$84,180	$333,404	$242,202	$82,122	$324,324

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2010 policy year, 2% for the 2009 policy year, 3% for the 2008 policy year and 5% for all prior policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $252.6 million at December 31, 2010 and $247.3 million at December 31, 2009.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities and commercial paper for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments at December 31 follow (in thousands):

	2010				2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$104,664	$–	$–	$104,664	$96,143	$–	$–	$96,143
Debt securities:
Corporate bonds	32,174	542	(40)	32,676	47,528	770	(102)	48,196
Debt securities issued by U.S. government agencies	17,906	113	(27)	17,992	37,788	223	(43)	37,968
U.S. Treasury notes	2,482	11	–	2,493	2,801	19	–	2,820
Debt securities issued by foreign governments	2,081	15	–	2,096	624	–	(5)	619
Commercial mortgage-backed securities	307	19	–	326	610	27	–	637

	54,950	700	(67)	55,583	89,351	1,039	(150)	90,240
Equities by industry:
Financial services	1,284	209	(66)	1,427	1,284	162	(155)	1,291
Healthcare	1,572	20	(235)	1,357	1,573	16	(171)	1,418
Oil and gas	921	142	(37)	1,026	1,257	8	(303)	962
Real estate	148	9	–	157	147	2	(24)	125
Other	7,446	867	(269)	8,044	8,470	80	(1,132)	7,418

	11,371	1,247	(607)	12,011	12,731	268	(1,785)	11,214
Commercial paper	5,705	2	(2)	5,705	9,449	14	(3)	9,460

	$176,690	$1,949	$(676)	$177,963	$207,674	$1,321	$(1,938)	$207,057

(a)	Includes $2.6 million and $4.7 million of money market funds at December 31, 2010 and 2009, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

The fair value by maturity periods at December 31, 2010 of available-for-sale investments of the Company’s insurance subsidiary follows. Equities generally do not have maturity dates.

(In thousands)	Contractual maturities
Within one year	$126,045
One year to five years	39,548
After five years	359
Equities	12,011

$177,963

Since the Company’s insurance subsidiary investments are restricted for a limited purpose, they are classified in the accompanying consolidated balance sheet based upon the expected current and long-term cash requirements of the limited purpose insurance subsidiary.

Net investment income earned by the Company’s insurance subsidiary investments follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Interest income	$1,986	$3,393	$8,107
Net amortization of premium and accretion of discount	(394)	(298)	(141)
Gains on sale of investments	524	1,598	1,244
Losses on sale of investments	(84)	(346)	(194)
Other-than-temporary impairment on investments	(728)	(444)	(2,311)
Investment expenses	(148)	(168)	(242)

	$1,156	$3,735	$6,463

The available-for-sale investments of the Company’s insurance subsidiary which have unrealized losses at December 31, 2010 and 2009 are shown below. The investments are categorized by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

December 31, 2010	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$5,003	$36	$678	$4	$5,681	$40
Debt securities issued by U.S. government agencies	5,635	27	–	–	5,635	27
Debt securities issued by foreign governments	–	–	–	–	–	–

	10,638	63	678	4	11,316	67
Equities by industry:
Financial services	199	17	150	49	349	66
Healthcare	361	11	874	224	1,235	235
Oil and gas	114	31	251	6	365	37
Real estate	–	–	–	–	–	–
Other	855	109	1,215	160	2,070	269

	1,529	168	2,490	439	4,019	607
Commercial paper	2,503	2	–	–	2,503	2

	$14,670	$233	$3,168	$443	$17,838	$676

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

December 31, 2009	Less than one year		One year or greater		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate bonds	$13,269	$42	$1,806	$60	$15,075	$102
Debt securities issued by U.S. government agencies	10,769	43	–	–	10,769	43
Debt securities issued by foreign governments	619	5	–	–	619	5

	24,657	90	1,806	60	26,463	150
Equities by industry:
Financial services	525	113	315	42	840	155
Healthcare	303	68	719	103	1,022	171
Oil and gas	124	10	451	293	575	303
Real estate	–	–	119	24	119	24
Other	2,027	76	3,207	1,056	5,234	1,132

	2,979	267	4,811	1,518	7,790	1,785
Commercial paper	1,847	3	–	–	1,847	3

	$29,483	$360	$6,617	$1,578	$36,100	$1,938

The unrealized losses on equities totaling $0.6 million at December 31, 2010 were due generally to market fluctuations. Accordingly, the Company believes these unrealized losses are temporary in nature.

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

The Company considered the severity and duration of its unrealized losses and recognized $0.7 million, $0.4 million and $2.3 million pretax other-than-temporary impairments in 2010, 2009 and 2008, respectively, for various investments held in its insurance subsidiary investment portfolio. These investments were determined to be impaired after considering the duration of the declines in value and the likelihood of near term price recovery of each investment. Because the Company considered the remaining unrealized losses at December 31, 2010 and 2009 to be temporary, the Company did not record any additional impairment losses related to these investments.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $22 million in 2010, $34 million in 2009 and $39 million in 2008 from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES

The Company leases real estate and equipment under cancelable and non-cancelable arrangements. The following table sets forth rent expense by business segment (in thousands):

	Year ended December 31,
	2010	2009	2008
Hospital division:
Buildings:
Ventas	$93,372	$91,218	$86,871
Other landlords	33,172	31,501	34,089
Equipment	26,442	24,775	25,356

	152,986	147,494	146,316
Nursing center division:
Buildings:
Ventas	156,101	152,436	144,723
Other landlords	39,825	39,876	39,373
Equipment	2,179	2,523	2,516

	198,105	194,835	186,612
Rehabilitation division:
Buildings	445	245	161
Equipment	5,691	5,533	5,394

	6,136	5,778	5,555
Corporate:
Buildings	107	99	155
Equipment	38	42	35

	145	141	190

	$357,372	$348,248	$338,673

Various facility leases include contingent annual rent escalators based upon a change in the Consumer Price Index or other agreed upon terms such as a patient revenue test. These contingent rents are included in rent expense in the year incurred. The Company recorded contingent rent of $0.6 million, $0.5 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

	Minimum payments
	Ventas	Other	Total
2011	$251,836	$75,882	$327,718
2012	256,953	70,420	327,373
2013	178,966	69,101	248,067
2014	141,519	66,695	208,214
2015	47,399	62,302	109,701
Thereafter	–	199,092	199,092

At December 31, 2010, the Company leased from Ventas and its affiliates 38 LTAC hospitals and 159 nursing and rehabilitation centers under four master lease agreements (the “Master Lease Agreements”).

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – LEASES (Continued)

Under the Master Lease Agreements, the base term for 28 nursing and rehabilitation center and eight LTAC hospital leases (which are contained in four renewal bundles) is scheduled to expire in April 2013 (the “2013 Lease Renewals”). At the Company’s option, the 2013 Lease Renewals may be extended for one five-year renewal term beyond the base term at the then existing rental rate plus the then existing escalation amount per annum. If the Company elects to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

In April 2009, the Company entered into agreements with Ventas to renew the Master Lease Agreements for an additional five years for 86 nursing and rehabilitation centers and 22 LTAC hospitals (collectively, the “2010 Renewal Facilities”). The initial lease term for the 2010 Renewal Facilities was scheduled to expire in April 2010. The Company’s option to renew the leases on the 2010 Renewal Facilities would have expired on April 30, 2009. No additional rent or other consideration was paid in connection with these renewals.

The base terms for 45 nursing and rehabilitation centers and eight LTAC hospitals as well as the 2010 Renewal Facilities were initially set to expire in April 2008 and 2010, respectively, but were each renewed for additional five-year terms. The Company may further extend the term of these leases for two additional five-year renewal terms beyond the first renewal term at the greater of (1) the then existing rental rate plus the then existing escalation amount per annum or (2) the then fair market value rental rate. The fair market value rental rate is determined through an appraisal procedure set forth in the Master Lease Agreements. The then fair market value rental rate may be materially higher than the existing rental rate. In such a situation the Company may be forced to either not exercise the renewal or pay the higher rental rate, either of which could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. If the Company elects to renew, all, but not less than all, of the facilities in a renewal bundle must be renewed.

NOTE 11 – LONG-TERM DEBT

Capitalization

A summary of long-term debt at December 31 follows (in thousands):

	2010	2009
Revolving credit facility due 2012	$365,000	$147,000
Other	647	733

Total debt, average life of 2 years (weighted average rate 2.8% for 2010 and 2.4% for 2009)	365,647	147,733
Amounts due within one year	(91)	(86)

Long-term debt	$365,556	$147,647

During 2010, the Company amended its revolving credit facility to (i) increase the aggregate amount of the credit from $500 million to $600 million and (ii) increase the amount permitted for acquisitions and certain investments by $250 million. The term of the Company’s revolving credit facility expires in July 2012.

Interest rates under the Company’s revolving credit facility are based, at the Company’s option, upon (a) the London Interbank Offered Rate plus the applicable margin or (b) the applicable margin plus the higher of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 – LONG-TERM DEBT (Continued)

Capitalization (Continued)

all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at December 31, 2010.

Other information

In April 2008, the Company repaid a capital lease obligation of $16.3 million in connection with the exercise of a purchase option under a hospital lease agreement.

The following table summarizes scheduled maturities of long-term debt for the years 2011 through 2015 (in thousands):

	Revolving credit facility	Other	Total
2011	$–	$91	$91
2012	365,000	96	365,096
2013	–	102	102
2014	–	109	109
2015	–	116	116

The estimated fair value of the Company’s long-term debt at December 31, 2010 and 2009 approximated the respective carrying amounts.

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

Professional liability risks – The Company has provided for loss for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Notes 4 and 8.

Income taxes – The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In 2007, the Company completed the spin-off of its former institutional pharmacy business and is a party to a tax matters agreement which sets forth the Company’s rights and obligations related to taxes for periods before and after the spin-off transaction.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 – CONTINGENCIES (Continued)

Litigation – The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

NOTE 13 – CAPITAL STOCK

The Company’s shareholders approved an additional 1.5 million shares of common stock in May 2008 that could be issued under the Company’s incentive compensation plans.

Plan descriptions

The Company maintains plans under which approximately ten million service-based restricted shares, performance-based restricted shares and options to purchase common stock may be granted to directors, officers and other key employees. Exercise provisions vary, but most stock options are exercisable in whole or in part beginning one to four years after grant and ending seven to ten years after grant. Shares of common stock available for future grants were 1,049,230, 1,699,946 and 2,201,688 at December 31, 2010, 2009 and 2008, respectively.

Stock options

There were no stock option grants during the year ended December 31, 2010.

The fair value of each stock option is estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions for stock option grants in 2009 and 2008:

	Year ended December 31,
	2009	2008
Risk-free interest rate	1.75%	2.80%
Expected dividend yield	None	None
Expected term	5 years	5 years
Expected volatility	50%	40%
Weighted average fair value at grant date	$6.45	$9.05

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – CAPITAL STOCK (Continued)

Stock options (Continued)

At December 31, 2010, unearned compensation costs related to non-vested stock options aggregated $0.4 million. These costs will be expensed over the remaining weighted average vesting period of approximately two years. Compensation expense related to stock options approximated $1.2 million ($1.0 million net of income taxes) for the year ended December 31, 2010, $2.7 million ($2.3 million net of income taxes) for the year ended December 31, 2009 and $3.5 million ($2.9 million net of income taxes) for the year ended December 31, 2008.

Activity in the various plans is summarized below:

	Shares under option	Option price per share	Weighted average exercise price
Balances, December 31, 2009	3,449,525	$4.89 to $28.41	$18.55
Exercised	(3,683)	8.43 to 16.81	13.34
Canceled	(80,114)	6.10 to 25.83	18.41

Balances, December 31, 2010	3,365,728	$4.89 to $28.41	$18.56

The intrinsic value of the stock options exercised during 2010 was immaterial and for 2009 and 2008 approximated $0.6 million and $5.7 million, respectively. Cash received from stock option exercises in 2010, 2009 and 2008 totaled $0.1 million, $1.0 million and $8.9 million, respectively.

A summary of stock options outstanding at December 31, 2010 follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at December 31, 2010	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2010	Weighted average exercise price
$4.89 to $8.44	190,845	2 years	$7.95	190,845	$7.95
$11.53 to $15.29	988,979	3 years	14.15	774,282	14.01
$16.81 to $22.72	1,084,683	3 years	18.53	1,074,393	18.51
$23.25 to $28.41	1,101,221	2 years	24.38	1,010,205	24.26

	3,365,728	3 years	$18.56	3,049,725	$18.61

The intrinsic value of the stock options outstanding and stock options that are exercisable as of December 31, 2010 approximated $6.8 million and $6.0 million, respectively.

Service-based restricted shares

At December 31, 2010, unearned compensation costs related to non-vested service-based restricted shares aggregated $5.3 million. These costs will be expensed over the remaining weighted average vesting period of approximately three years. Compensation expense related to these awards approximated $6.1 million ($3.8 million net of income taxes) for the year ended December 31, 2010, $5.9 million ($3.6 million net of income taxes) for the year ended December 31, 2009 and $9.1 million ($5.6 million net of income taxes) for the year ended December 31, 2008.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 – CAPITAL STOCK (Continued)

Service-based restricted shares (Continued)

A summary of non-vested service-based restricted shares follows:

	Non-vested service-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2009	598,692	$24.92
Granted	446,934	17.95
Vested	(324,435)	25.77
Canceled	(22,174)	17.08

Balances, December 31, 2010	699,017	$20.32

The fair value of restricted shares vested during 2010, 2009 and 2008 was $5.9 million, $5.4 million and $8.0 million, respectively.

Performance-based restricted shares

Performance-based restricted share awards vest over a three-year period based upon the attainment of various performance measures in each performance period. Compensation expense related to these awards approximated $3.4 million ($2.1 million net of income taxes) for the year ended December 31, 2010 and $1.3 million ($0.8 million net of income taxes) for the year ended December 31, 2009. No material compensation costs were recorded in 2008 for these awards because none of the performance measures for the 2008 performance period were attained.

A summary of non-vested performance-based restricted shares follows:

	Non-vested performance-based restricted shares	Weighted average fair value at date of grant
Balances, December 31, 2009	220,186
Granted	308,449	$18.01
Vested	(92,273)	14.93
Canceled	(2,379)	$17.87

Balances, December 31, 2010	433,983

The performance measures and fair value for each vesting period of a performance-based restricted share award are established annually. The performance measures and fair value for the non-vested performance-based restricted shares have not been established for vesting periods with performance measures determined after December 31, 2010.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant’s contributions and generally are vested based upon length of service. Retirement plan expense was $2.5 million for 2010, $9.7 million for 2009 and $9.4 million for 2008. During 2010, the Company reduced the benefits under the plans. Amounts equal to retirement plan expense are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 – ACCRUED LIABILITIES

A summary of other accrued liabilities at December 31 follows (in thousands):

	2010	2009
Taxes other than income	$40,318	$29,880
Patient accounts	34,735	36,546
Other	11,959	11,932

	$87,012	$78,358

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company follows the provisions of the authoritative guidance for fair value measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses for the twelve months ended December 31, 2010 and 2009 are summarized below (in thousands):

	Fair value measurements			Assets/ liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
December 31, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$32,676	$–	$32,676	$–
Debt securities issued by U.S. government agencies	–	17,992	–	17,992	–
U.S. Treasury notes	2,493	–	–	2,493	–
Debt securities issued by foreign governments	–	2,096	–	2,096	–
Commercial mortgage-backed securities	–	326	–	326	–

	2,493	53,090	–	55,583	–
Available-for-sale equity securities	12,011	–	–	12,011	–
Commercial paper	–	5,705	–	5,705	–
Money market funds	2,581	–	–	2,581	–

Total available-for-sale investments	17,085	58,795	–	75,880	–
Deposits held in money market funds	7,238	3,001	–	10,239	–

	$24,323	$61,796	$–	$86,119	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets:
Hospitals available for sale	$–	$–	$5,605	$5,605	$(1,880)

Liabilities	$–	$–	$–	$–	$–

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

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $102.1 million as of December 31, 2010 and $91.5 million as of December 31, 2009, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during 2010 or 2009.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	2010		2009
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$17,168	$17,168	$16,303	$16,303
Cash–restricted	5,494	5,494	5,820	5,820
Insurance subsidiary investments	177,963	177,963	207,057	207,057
Tax refund escrow investments	213	213	215	215
Long-term debt, including amounts due within one year	365,647	365,640	147,733	147,724

Non-recurring measurements

In December 2010, the Company reduced the fair value of hospitals held for sale, which resulted in a pretax loss of $3.1 million recorded in discontinued operations. The primary reason for the reduction was the general deterioration in the real estate markets where the hospitals are located. The fair value of the assets were measured using Level 3 unobservable inputs, including sales comparisons of similar properties in the same geographic market or region, which were then adjusted.

In March 2009, the Company acquired a previously leased hospital for $15.6 million in cash and $1.6 million in unamortized prepaid rent. The fair value of the assets was measured using Level 2 observable inputs, including replacement costs and direct sales comparisons of similar properties in the same geographic market or region.

In June 2009, the Company purchased the Nursing Centers from Ventas for $55.7 million. In addition, the Company paid Ventas a lease termination fee of $2.3 million. The Company used unobservable inputs for the valuation methodology that are significant to the fair value measurement and required management’s judgment

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Non-recurring measurements (Continued)

related to the assumptions market participants would use in pricing the assets. The valuation of these assets also included sales comparisons of similar properties and past transactions, in addition to expected proceeds negotiated with potential purchasers. In aggregate, the assets had a carrying value of $61.4 million and were adjusted to a fair value of $27.2 million, less expected selling costs of $1.4 million, resulting in an impairment charge of $35.6 million ($21.9 million net of income taxes).

During 2010, the Company sold one of the Nursing Centers held for sale for $1.0 million. During 2009, the Company sold five of the Nursing Centers for $26.2 million and also recorded additional costs of $3.9 million ($2.4 million net of income taxes) related to the disposal of the Nursing Centers.

NOTE 17 – LITIGATION

The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The DOJ, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

NOTE 18 – SUBSEQUENT EVENT

On February 7, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RehabCare Group, Inc. (“RehabCare”), providing for the acquisition of RehabCare by Kindred. Subject to the terms and conditions of the Merger Agreement, RehabCare will be merged with and into Kindred (the “Merger”), with Kindred surviving the Merger.

At December 31, 2010, RehabCare operated 29 LTAC hospitals, five inpatient rehabilitation hospitals and provided rehabilitation therapy services in 116 acute care hospitals and 1,112 skilled nursing facilities in 42 states. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

The Merger will form the largest post-acute healthcare services company in the United States with over $6 billion in annual revenues and operations in 46 states. The combined company will be a leading operator of LTAC hospitals, nursing and rehabilitation centers, skilled and acute care rehabilitation therapy contract services and inpatient rehabilitation facilities. This transaction, valued at approximately $1.3 billion, will further the Company’s cluster market strategy, add to its existing LTAC hospital and skilled nursing contract rehabilitation therapy businesses and expand the Company’s service offerings to include the acute care inpatient rehabilitation therapy business.

At the effective time of the Merger, each share of RehabCare common stock outstanding immediately prior to the effective time (subject to certain exceptions) will be converted into the right to receive 0.471 of a share of Kindred common stock and $26.00 in cash, without interest (the “Merger Consideration”). No fractional shares of Kindred common stock will be issued in the Merger, and RehabCare’s stockholders will receive cash in lieu of fractional shares. The Merger Agreement also provides for the vesting and conversion of certain employee stock options and restricted shares of RehabCare. Outstanding Kindred common stock will not be affected by the Merger. Upon completion of the transaction, RehabCare stockholders will own approximately 22% of Kindred’s outstanding common stock.

KINDRED HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 – SUBSEQUENT EVENT (Continued)

The consummation of the Merger is subject to certain conditions, including the adoption by the RehabCare and Kindred stockholders of the Merger Agreement; clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of certain other licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions.

The Merger Agreement contains customary representations, warranties and covenants, including covenants providing for each of the parties (i) to use reasonable best efforts to cause the transaction to be consummated and (ii) to call and hold a stockholders’ meeting and recommend adoption of the Merger Agreement, subject to fiduciary duties. The Merger Agreement also requires RehabCare to conduct its operations in all material respects according to the ordinary course of business consistent with past practice until the closing of the Merger. RehabCare is subject to customary “no-shop” restrictions on its ability to solicit acquisition proposals from third parties and to provide information to and engage in discussions with third parties about acquisition proposals, subject to a “fiduciary duty” exception in certain circumstances prior to adoption of the Merger Agreement by RehabCare’s stockholders.

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the board of directors of RehabCare or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” RehabCare must pay Kindred a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the board of directors of Kindred or Kindred’s failure to complete the financing discussed below, after all other closing conditions have been met, Kindred must pay RehabCare a cash termination fee of $62 million.

Kindred has obtained a financing commitment from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the pending acquisition. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing Kindred and RehabCare debt. Subject to certain conditions, Kindred expects to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the time of consummation of the pending acquisition.

On February 10, 2011, a purported class action complaint relating to the RehabCare acquisition was filed in the Circuit Court of St. Louis County, Missouri, against RehabCare and certain of its directors and officers, as well as the Company, by Arthur I. Murray, Jr., individually and on behalf of all of the Company’s stockholders, excluding the defendants and their affiliates. The complaint alleges, among other allegations, that the consideration that RehabCare’s stockholders will receive in connection with the proposed transaction is inadequate and that the individual RehabCare defendants breached their fiduciary duties to stockholders in approving the Merger Agreement. The complaint further alleges that the individual RehabCare defendants were aided and abetted in such breaches by RehabCare and the Company. The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the RehabCare acquisition from being consummated in accordance with the agreed-upon terms. The case is styled Arthur I. Murray, Jr. v. RehabCare Group, Inc., et al. (No. I.I.S.L. – CC00566, Circuit Court, St. Louis Co., MO). Another purported class action complaint, styled Norfolk County Retirement System v. Harry E. Rich, et al. (C.A. No. 6197 (DE (Wilmington) Court of Chancery) and filed on February 15, 2011, asserts substantially identical claims and seeks similar relief against RehabCare, certain of its directors and officers and the Company, on behalf of all of the Company’s stockholders, excluding the defendants and their affiliates. The Company believes that these complaints are without merit and intends to defend them vigorously.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

The following table represents summary quarterly consolidated financial information (unaudited) for the years ended December 31, 2010 and 2009:

	2010 (a)
	First	Second	Third	Fourth
Revenues	$1,089,837	$1,081,364	$1,053,012	$1,135,484
Net income:
Income from continuing operations	15,155	16,136	5,100	19,755
Discontinued operations, net of income taxes:
Income (loss) from operations	(154)	87	(260)	1,125
Gain (loss) on divestiture of operations	(137)	54	86	(456)
Net income	14,864	16,277	4,926	20,424
Earnings per common share:
Basic:
Income from continuing operations	0.38	0.41	0.13	0.50
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03
Gain (loss) on divestiture of operations	–	–	–	(0.01)
Net income	0.38	0.41	0.12	0.52
Diluted:
Income from continuing operations	0.38	0.41	0.13	0.50
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03
Gain (loss) on divestiture of operations	–	–	–	(0.01)
Net income	0.38	0.41	0.12	0.52
Shares used in computing earnings per common share:
Basic	38,626	38,756	38,778	38,790
Diluted	38,859	38,914	38,838	39,089
Market prices:
High	19.76	18.83	13.75	19.59
Low	16.01	12.75	11.50	12.52

	2009 (a)
	First	Second	Third	Fourth
Revenues	$1,069,474	$1,073,054	$1,057,488	$1,069,991
Net income (loss):
Income from continuing operations	23,341	17,538	5,388	16,345
Discontinued operations, net of income taxes:
Income (loss) from operations	(581)	(897)	13	2,396
Gain (loss) on divestiture of operations	–	(24,051)	52	567
Net income (loss)	22,760	(7,410)	5,453	19,308
Earnings (loss) per common share:
Basic:
Income from continuing operations	0.60	0.45	0.14	0.42
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01
Net income (loss)	0.58	(0.19)	0.14	0.49
Diluted:
Income from continuing operations	0.60	0.45	0.14	0.42
Discontinued operations:
Income (loss) from operations	(0.02)	(0.02)	–	0.06
Gain (loss) on divestiture of operations	–	(0.62)	–	0.01
Net income (loss)	0.58	(0.19)	0.14	0.49
Shares used in computing earnings (loss) per common share:
Basic	38,184	38,307	38,398	38,465
Diluted	38,315	38,415	38,524	38,693
Market prices:
High	18.57	17.83	17.27	20.00
Low	11.51	10.70	11.83	13.80

(a)	See accompanying discussion of certain quarterly items.

KINDRED HEALTHCARE, INC.

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) (Continued)

SIGNIFICANT QUARTERLY ADJUSTMENTS

The following is a description of significant quarterly adjustments recorded during 2010 and 2009:

Fourth quarter 2010

Operating results for the fourth quarter of 2010 included pretax charges related to acquisition-related costs of $2.1 million.

Third quarter 2010

Operating results for the third quarter of 2010 included pretax charges related to acquisition-related costs of $0.8 million. The provision for income taxes included a favorable adjustment of $2.9 million related to the resolution of state income tax contingencies from prior years.

Second quarter 2010

Operating results for the second quarter of 2010 included pretax charges related to acquisition-related costs of $0.9 million.

First quarter 2010

Operating results for the first quarter of 2010 included pretax charges related to severance and retirement costs of $2.9 million and acquisition-related costs of $0.8 million.

Third quarter 2009

The provision for income taxes included a favorable adjustment of $1.7 million related to the resolution of state income tax contingencies from prior years.

KINDRED HEALTHCARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Other		Deductions or payments	Balance at end of period
Allowance for loss on accounts receivable:
Year ended December 31, 2008	$33,305	$32,336	$–		$(38,093)	$27,548
Year ended December 31, 2009	27,548	29,320	–		(36,712)	20,156
Year ended December 31, 2010	20,156	24,397	–		(30,969)	13,584

Allowance for deferred taxes:
Year ended December 31, 2008	$11,328	$–	$34,012	(a)	$(9,788)	$35,552
Year ended December 31, 2009	35,552	–	–		(482)	35,070
Year ended December 31, 2010	35,070	–	3,833	(a)	(472)	38,431

(a)	The Company identified deferred income tax assets for state income tax NOLs of $42.2 million, $37.9 million and $34.0 million at December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and a corresponding deferred income tax valuation allowance of $37.8 million at December 31, 2010 and $34.0 million at December 31, 2009 and 2008 after determining that a portion of these net deferred income tax assets were not realizable.