Form 10-Q
period 2011-03-31
KINDRED HEALTHCARE, INC
filed 2011-04-29
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  ☐    Accelerated filer   ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2011
Common stock, $0.25 par value	39,979,165 shares

1 of 48

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Revenues	$1,192,421	$1,089,837

Salaries, wages and benefits	678,695	627,175
Supplies	90,022	85,886
Rent	91,453	88,319
Other operating expenses	259,369	234,204
Other income	(2,785)	(3,084)
Depreciation and amortization	32,549	31,121
Interest expense	5,728	1,307
Investment income	(495)	(877)

	1,154,536	1,064,051

Income from continuing operations before income taxes	37,885	25,786
Provision for income taxes	15,609	10,631

Income from continuing operations	22,276	15,155
Discontinued operations, net of income taxes:
Loss from operations	(179)	(154)
Loss on divestiture of operations	–	(137)

Net income	$22,097	$14,864

Earnings per common share:
Basic:
Income from continuing operations	$0.56	$0.38
Discontinued operations:
Loss from operations	–	–
Loss on divestiture of operations	–	–

Net income	$0.56	$0.38

Diluted:
Income from continuing operations	$0.55	$0.38
Discontinued operations:
Loss from operations	–	–
Loss on divestiture of operations	–	–

Net income	$0.55	$0.38

Shares used in computing earnings per common share:
Basic	39,035	38,626
Diluted	39,543	38,859

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,500	$17,168
Cash – restricted	5,456	5,494
Insurance subsidiary investments	62,414	76,753
Accounts receivable less allowance for loss of $15,592 – March 31, 2011 and $13,584 – December 31, 2010	662,687	631,877
Inventories	24,662	24,327
Deferred tax assets	12,981	13,439
Income taxes	1,492	42,118
Other	29,935	24,862

	818,127	836,038

Property and equipment	1,791,356	1,754,170
Accumulated depreciation	(885,254)	(857,623)

	906,102	896,547

Goodwill	242,420	242,420
Intangible assets less accumulated amortization of $4,215 – March 31, 2011 and $3,731 – December 31, 2010	92,399	92,883
Assets held for sale	7,082	7,167
Insurance subsidiary investments	106,501	101,210
Deferred tax assets	89,713	88,816
Other	71,264	72,334

	$2,333,608	$2,337,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,258	$174,495
Salaries, wages and other compensation	289,550	291,116
Due to third party payors	24,093	27,115
Professional liability risks	40,145	41,555
Other accrued liabilities	85,841	87,012
Long-term debt due within one year	92	91

	600,979	621,384

Long-term debt	350,533	365,556
Professional liability risks	214,791	207,669
Deferred credits and other liabilities	111,435	111,047

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 39,979 shares – March 31, 2011 and 39,495 shares – December 31, 2010	9,995	9,874
Capital in excess of par value	830,657	828,593
Accumulated other comprehensive income	393	135
Retained earnings	214,825	193,157

	1,055,870	1,031,759

	$2,333,608	$2,337,415

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$22,097	$14,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,549	31,121
Amortization of stock-based compensation costs	2,644	2,775
Provision for doubtful accounts	5,830	6,431
Deferred income taxes	(730)	(7,463)
Loss on divestiture of discontinued operations	–	137
Other	370	(163)
Change in operating assets and liabilities:
Accounts receivable	(36,640)	(59,126)
Inventories and other assets	(3,525)	(11,245)
Accounts payable	(12,348)	(7,582)
Income taxes	40,623	29,286
Due to third party payors	(3,022)	(1,894)
Other accrued liabilities	(1,412)	(11,137)

Net cash provided by (used in) operating activities	46,436	(13,996)

Cash flows from investing activities:
Routine capital expenditures	(24,718)	(14,815)
Development capital expenditures	(11,109)	(7,567)
Acquisitions	(8,027)	(47,696)
Sale of assets	1,714	–
Purchase of insurance subsidiary investments	(7,817)	(14,278)
Sale of insurance subsidiary investments	18,656	53,211
Net change in insurance subsidiary cash and cash equivalents	(1,300)	(5,575)
Change in other investments	1,000	–
Other	132	(28)

Net cash used in investing activities	(31,469)	(36,748)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	445,200	389,600
Repayment of borrowings under revolving credit	(460,200)	(340,600)
Payment of deferred financing costs	(417)	(22)
Issuance of common stock	1,415	35
Other	367	103

Net cash provided by (used in) financing activities	(13,635)	49,116

Change in cash and cash equivalents	1,332	(1,628)
Cash and cash equivalents at beginning of period	17,168	16,303

Cash and cash equivalents at end of period	$18,500	$14,675

Supplemental information:
Interest payments	$2,888	$875
Income tax refunds	24,786	11,412

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At March 31, 2011, the Company’s hospital division operated 89 long-term acute care (“LTAC”) hospitals in 24 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

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

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during a particular year had occurred as of the beginning of the comparable prior year annual reporting period. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 11). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 11) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Comprehensive income

The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$22,097	$14,864
Net unrealized investment gains, net of income taxes	258	199

Comprehensive income	$22,355	$15,063

Other information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q of Regulation S-X and do not include all of the disclosures normally required by generally accepted accounting principles or those normally required in annual reports on Form 10-K. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K. The accompanying condensed consolidated balance sheet at December 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 2 – REHABCARE ACQUISITION

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – REHABCARE ACQUISITION (Continued)

At the effective time of the Merger, each share of RehabCare common stock outstanding immediately prior to the effective time (subject to certain exceptions) will be converted into the right to receive 0.471 of a share of Kindred common stock and $26.00 in cash, without interest (the “Merger Consideration”). No fractional shares of Kindred common stock will be issued in the Merger, and RehabCare’s stockholders will receive cash in lieu of fractional shares. The Merger Agreement also provides for the vesting and conversion of certain employee stock options and restricted shares of RehabCare. Outstanding Kindred common stock will not be affected by the Merger. Upon completion of the transaction, RehabCare stockholders will own approximately 23% of Kindred’s outstanding common stock.

The consummation of the Merger is subject to certain conditions, including the adoption by the RehabCare and Kindred stockholders of the Merger Agreement; receipt of certain licensure and regulatory approvals; receipt of the proceeds of the financing described below; and other customary closing conditions. On April 8, 2011, the U.S. Federal Trade Commission notified Kindred that it had granted early termination of the waiting period for the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. It is expected that the Merger will be completed by June 30, 2011.

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

The Merger Agreement also contains certain termination rights and provides that (i) upon termination of the Merger Agreement under specified circumstances, including a change in the recommendation of the board of directors of RehabCare or termination of the Merger Agreement to enter into a written definitive agreement for a “superior proposal,” RehabCare must pay Kindred a termination fee of $26 million and (ii) upon the termination of the Merger Agreement under specified circumstances, including a change in the recommendation of Kindred’s board of directors or its failure to complete the financing discussed below, after all other closing conditions have been met, Kindred must pay RehabCare a cash termination fee of $62 million.

The Company has obtained a financing commitment (the “Commitment Letter”) from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the Merger. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing indebtedness of the Company and RehabCare. Subject to certain conditions, the Company expects to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the consummation of the Merger.

Operating results for the three months ended March 31, 2011 include transaction costs totaling $3.9 million and financing costs totaling $2.0 million related to the pending Merger. Transaction costs were recorded to other operating expenses and financing costs were recorded to interest expense.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2 – REHABCARE ACQUISITION (Continued)

Five purported class action lawsuits have been filed seeking injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement, among other things, and seeking attorneys’ fees and expenses. See “Part II. Other Information – Item 1. Legal Proceedings.”

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

In March 2011, the Company acquired the real estate of a previously leased hospital for $8.0 million. Annual rent associated with the hospital aggregated $0.9 million.

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

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are Level 3 (as described in Note 11) measurement techniques.

NOTE 4 – DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At March 31, 2011, the Company held for sale two hospitals reported as discontinued operations.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of discontinued operations follows (in thousands):

	Three months ended March 31,
	2011	2010
Revenues	$(31)	$3,802

Salaries, wages and benefits	(156)	2,505
Supplies	(2)	210
Rent	29	36
Other operating expenses	390	1,327
Depreciation	–	–
Interest expense	–	–
Investment income	–	(26)

	261	4,052

Loss from operations before income taxes	(292)	(250)
Income tax benefit	(113)	(96)

Loss from operations	(179)	(154)
Loss on divestiture of operations, net of income taxes	–	(137)

	$(179)	$(291)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended March 31,
	2011	2010
Revenues:
Hospital division	$(35)	$8
Nursing center division	4	3,794

	$(31)	$3,802

Operating income (loss):
Hospital division	$(416)	$(817)
Nursing center division	153	577

	$(263)	$(240)

Rent:
Hospital division	$29	$31
Nursing center division	–	5

	$29	$36

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS (Continued)

A summary of the net assets held for sale, including certain assets included in continuing operations, follows (in thousands):

	March 31, 2011	December 31, 2010
Long-term assets:
Property and equipment, net	$7,062	$7,062
Other	20	105

	7,082	7,167
Current liabilities (included in other accrued liabilities)	(95)	(72)

	$6,987	$7,095

NOTE 5 – REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended March 31,
	2011	2010
Medicare	$555,790	$475,417
Medicaid	259,679	266,182
Medicare Advantage	95,381	85,904
Other	360,742	339,024

	1,271,592	1,166,527
Eliminations	(79,171)	(76,690)

	$1,192,421	$1,089,837

NOTE 6 – EARNINGS PER SHARE

Earnings per common share are based upon the weighted average number of common shares outstanding during the respective periods. The diluted calculation of earnings per common share includes the dilutive effect of stock options. The Company follows the provisions of the authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which requires that unvested restricted stock that entitles the holder to receive nonforfeitable dividends before vesting be included as a participating security in the basic and diluted earnings per common share calculation pursuant to the two-class method.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 – EARNINGS PER SHARE (Continued)

A computation of earnings per common share follows (in thousands, except per share amounts):

	Three months ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Earnings:
Income from continuing operations:
As reported in Statement of Operations	$22,276	$22,276	$15,155	$15,155
Allocation to participating unvested restricted stockholders	(428)	(423)	(277)	(275)

Available to common stockholders	$21,848	$21,853	$14,878	$14,880

Discontinued operations, net of income taxes:
Loss from operations:
As reported in Statement of Operations	$(179)	$(179)	$(154)	$(154)
Allocation to participating unvested restricted stockholders	3	3	3	3

Available to common stockholders	$(176)	$(176)	$(151)	$(151)

Loss on divestiture of operations:
As reported in Statement of Operations	$–	$–	$(137)	$(137)
Allocation to participating unvested restricted stockholders	–	–	2	2

Available to common stockholders	$–	$–	$(135)	$(135)

Net income:
As reported in Statement of Operations	$22,097	$22,097	$14,864	$14,864
Allocation to participating unvested restricted stockholders	(425)	(420)	(272)	(270)

Available to common stockholders	$21,672	$21,677	$14,592	$14,594

Shares used in the computation:
Weighted average shares outstanding – basic computation	39,035	39,035	38,626	38,626

Dilutive effect of employee stock options		508		233

Adjusted weighted average shares outstanding – diluted computation		39,543		38,859

Earnings per common share:
Income from continuing operations	$0.56	$0.55	$0.38	$0.38
Discontinued operations:
Loss from operations	–	–	–	–
Loss on divestiture of operations	–	–	–	–

Net income	$0.56	$0.55	$0.38	$0.38

Number of antidilutive stock options excluded from shares used in the diluted earnings per common share computation		1,164		2,088

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA

At March 31, 2011, the Company operated three business segments: the hospital division, the nursing center division and the rehabilitation division. The hospital division operates LTAC hospitals, the nursing center division operates nursing and rehabilitation centers and assisted living facilities, and the rehabilitation division provides rehabilitation therapy services primarily in long-term care settings. For segment purposes, the Company defines operating income as earnings before interest, income taxes, depreciation, amortization and rent. Operating income reported for each of the Company’s business segments excludes the allocation of corporate overhead.

Operating income for the three months ended March 31, 2010 included severance and retirement costs approximating $1.1 million for the hospital division, $0.5 million for the nursing center division and $1.3 million for corporate.

Transaction costs for the first quarter of 2010 have been reclassified to conform with the current period presentation.

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

The following table sets forth certain data by business segment (in thousands):

	Three months ended March 31,
	2011	2010
Revenues:
Hospital division	$558,974	$507,062
Nursing center division	567,472	539,321
Rehabilitation division	145,146	120,144

	1,271,592	1,166,527
Eliminations	(79,171)	(76,690)

	$1,192,421	$1,089,837

Income from continuing operations:
Operating income (loss):
Hospital division	$108,385	$95,440
Nursing center division	87,350	70,614
Rehabilitation division	14,481	14,683
Corporate:
Overhead	(38,315)	(33,831)
Insurance subsidiary	(602)	(480)

	(38,917)	(34,311)

Transaction costs	(4,179)	(770)

Operating income	167,120	145,656
Rent	(91,453)	(88,319)
Depreciation and amortization	(32,549)	(31,121)
Interest, net	(5,233)	(430)

Income from continuing operations before income taxes	37,885	25,786
Provision for income taxes	15,609	10,631

	$22,276	$15,155

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7 – BUSINESS SEGMENT DATA (Continued)

	Three months ended March 31,
	2011	2010
Rent:
Hospital division	$40,299	$37,415
Nursing center division	49,384	49,392
Rehabilitation division	1,726	1,475
Corporate	44	37

	$91,453	$88,319

Depreciation and amortization:
Hospital division	$14,278	$13,014
Nursing center division	11,793	12,113
Rehabilitation division	856	585
Corporate	5,622	5,409

	$32,549	$31,121

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$12,144	$6,065
Development	7,777	5,774

	19,921	11,839
Nursing center division:
Routine	8,155	4,049
Development	3,322	1,793

	11,477	5,842
Rehabilitation division:
Routine	280	267
Development	10	–

	290	267
Corporate:
Information systems	3,932	4,146
Other	207	288

	$35,827	$22,382

	March 31, 2011	December 31, 2010
Assets at end of period:
Hospital division	$1,139,623	$1,100,138
Nursing center division	648,493	647,355
Rehabilitation division	86,546	87,853
Corporate	458,946	502,069

	$2,333,608	$2,337,415

Goodwill:
Hospital division	$213,200	$213,200
Nursing center division	6,080	6,080
Rehabilitation division	23,140	23,140

	$242,420	$242,420

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended March 31,
	2011	2010
Professional liability:
Continuing operations	$17,760	$17,270
Discontinued operations	121	(435)
Workers compensation:
Continuing operations	$13,068	$10,998
Discontinued operations	(301)	(759)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	March 31, 2011			December 31, 2010
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$40,145	$22,269	$62,414	$54,162	$22,591	$76,753
Reinsurance recoverables	792	–	792	265	–	265
Other	–	320	320	–	319	319

	40,937	22,589	63,526	54,427	22,910	77,337
Non-current:
Insurance subsidiary investments	42,748	63,753	106,501	38,635	62,575	101,210
Reinsurance and other recoverables	42,215	–	42,215	41,752	3,222	44,974
Deposits	3,643	1,313	4,956	3,000	1,313	4,313
Other	–	44	44	–	44	44

	88,606	65,110	153,716	83,387	67,154	150,541

	$129,543	$87,699	$217,242	$137,814	$90,064	$227,878

Liabilities:
Allowance for insurance risks:
Current	$40,145	$24,412	$64,557	$41,555	$24,676	$66,231
Non-current	214,791	59,439	274,230	207,669	59,504	267,173

	$254,936	$83,851	$338,787	$249,224	$84,180	$333,404

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8 – INSURANCE RISKS (Continued)

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $258.2 million at March 31, 2011 and $252.6 million at December 31, 2010.

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

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	March 31, 2011				December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$105,964	$–	$–	$105,964	$104,664	$–	$–	$104,664
Debt securities:
Corporate bonds	25,546	320	(52)	25,814	32,174	542	(40)	32,676
Debt securities issued by U.S. government agencies	16,533	63	(40)	16,556	17,906	113	(27)	17,992
U.S. Treasury notes	1,653	8	–	1,661	2,482	11	–	2,493
Debt securities issued by foreign governments	1,211	12	–	1,223	2,081	15	–	2,096
Commercial mortgage-backed securities	289	17	–	306	307	19	–	326

	45,232	420	(92)	45,560	54,950	700	(67)	55,583
Equities by industry:
Financial services	1,284	209	(62)	1,431	1,284	209	(66)	1,427
Healthcare	1,572	13	(202)	1,383	1,572	20	(235)	1,357
Oil and gas	921	319	(1)	1,239	921	142	(37)	1,026
Real estate	148	20	–	168	148	9	–	157
Other	7,446	1,271	(228)	8,489	7,446	867	(269)	8,044

	11,371	1,832	(493)	12,710	11,371	1,247	(607)	12,011
Commercial paper	4,679	2	–	4,681	5,705	2	(2)	5,705

	$167,246	$2,254	$(585)	$168,915	$176,690	$1,949	$(676)	$177,963

(a)	Includes $1.5 million and $2.6 million of money market funds at March 31, 2011 and December 31, 2010, respectively.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9 – INSURANCE SUBSIDIARY INVESTMENTS (Continued)

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

The Company considered the severity and duration of its unrealized losses at March 31, 2011 and 2010 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the first quarter of 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

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

(Unaudited)

NOTE 10 – CONTINGENCIES (Continued)

Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity. See Note 2.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance related to fair value measures establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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
March 31, 2011:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$–	$25,814	$–	$25,814	$–
Debt securities issued by U.S. government agencies	–	16,556	–	16,556	–
U.S. Treasury notes	1,661	–	–	1,661	–
Debt securities issued by foreign governments	–	1,223	–	1,223	–
Commercial mortgage-backed securities	–	306	–	306	–

	1,661	43,899	–	45,560	–
Available-for-sale equity securities	12,710	–	–	12,710	–
Commercial paper	–	4,681	–	4,681	–
Money market funds	1,470	–	–	1,470	–

Total available-for-sale investments	15,841	48,580	–	64,421	–
Deposits held in money market funds	5,347	3,645	–	8,992	–

	$21,188	$52,225	$–	$73,413	$–

Liabilities	$–	$–	$–	$–	$–

Non-recurring:
Assets	$–	$–	$–	$–	$–

Liabilities	$–	$–	$–	$–	$–

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $104.5 million as of March 31, 2011 and $102.1 million as of December 31, 2010, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three months ended March 31, 2011 or March 31, 2010.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	March 31, 2011		December 31, 2010
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$18,500	$18,500	$17,168	$17,168
Cash–restricted	5,456	5,456	5,494	5,494
Insurance subsidiary investments	168,915	168,915	177,963	177,963
Tax refund escrow investments	213	213	213	213
Long-term debt, including amounts due within one year	350,625	350,610	365,647	365,640

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

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the Company’s ability to integrate the operations of the acquired hospitals and rehabilitation services operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the RehabCare acquisition and any other acquisitions that may be undertaken during 2011, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions and the risk that RehabCare fails to meet its expected financial and operating targets,

•

the receipt of all required licensure and regulatory approvals and the satisfaction of the closing conditions to the RehabCare acquisition, including approval of the pending transaction by the stockholders of the respective companies, and the Company’s ability to complete the required financing as contemplated by the Commitment Letter,

•	the potential for diversion of management time and resources in seeking to complete the RehabCare acquisition and integrate its operations,

•	the potential failure to retain key employees of RehabCare,

•

the impact of the Company’s significantly increased levels of indebtedness as a result of the RehabCare acquisition on the Company’s funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets,

•	the potential for dilution to the Company’s stockholders as a result of the RehabCare acquisition,

•	the impact of pending or future litigation relating to the RehabCare acquisition,

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

Cautionary Statement (Continued)

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the prospective payment system for LTAC hospitals (“LTAC PPS”), including potential changes in the Medicare payment rules, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and changes in Medicare and Medicaid reimbursements for nursing centers, and the expiration of the Medicare Part B therapy cap exception process,

•

the impact of a proposed rule issued by CMS on April 28, 2011 providing for a potential 11.3% reduction in Medicare reimbursement to nursing centers as well as proposed changes in payments for the provision of group therapy,

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

•

the Company’s ability to operate pursuant to the terms of its debt obligations, including the Company’s obligations under financings undertaken to complete the RehabCare acquisition, and the Company’s ability to operate pursuant to its master lease agreements with Ventas, Inc.,

•

the condition of the financial markets, including volatility and weakness in the equity, capital and credit markets, which could limit the availability and terms of debt and equity financing sources to fund the requirements of the Company’s businesses, or which could negatively impact the Company’s investment portfolio,

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

•	the Company’s ability to successfully reduce (by divestiture of operations or otherwise) its exposure to professional liability and other claims,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

•	the Company’s ability to successfully dispose of unprofitable facilities,

•	events or circumstances which could result in the impairment of an asset or other charges,

•	changes in generally accepted accounting principles or practices, and changes in tax accounting or tax laws (or authoritative interpretations relating to any of these matters), and

•	the Company’s ability to maintain an effective system of internal control over financial reporting.

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

The Company is a healthcare services company that through its subsidiaries operates hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States. At March 31, 2011, the Company’s hospital division operated 89 LTAC hospitals (6,889 licensed beds) in 24 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities (27,665 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in long-term care settings.

RehabCare acquisition

On February 7, 2011, the Company entered into the Merger Agreement with RehabCare, providing for the acquisition of RehabCare by Kindred. Subject to the terms and conditions of the Merger Agreement, RehabCare will be merged with and into Kindred, with Kindred surviving the Merger. See Note 2.

At December 31, 2010, RehabCare operated 29 LTAC hospitals, five inpatient rehabilitation hospitals and provided rehabilitation therapy services in 116 acute care hospitals and 1,112 skilled nursing facilities in 42 states. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

The Merger will form the largest post-acute healthcare services company in the United States with over $6 billion in annual revenues and operations in 46 states. The combined company will be a leading operator of LTAC hospitals, nursing and rehabilitation centers, skilled and acute care rehabilitation therapy contract services and inpatient rehabilitation facilities. This transaction, valued at approximately $1.3 billion, will further Kindred’s cluster market strategy, add to its existing LTAC hospital and skilled nursing contract rehabilitation therapy businesses and expand its service offerings to include the acute care inpatient rehabilitation therapy business. The RehabCare acquisition is also consistent with Kindred’s strategy of developing clinical and operational expertise across the post-acute continuum of healthcare services.

Operating results for the three months ended March 31, 2011 include transaction costs totaling $4 million and financing costs totaling $2 million related to the pending Merger. Transaction costs were recorded to other operating expenses and financing costs were recorded to interest expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General (Continued)

Vista acquisition

On November 1, 2010, the Company completed the acquisition of five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed with proceeds from the Company’s revolving credit facility.

The Vista Acquisition included four freestanding hospitals and one hospital-in-hospital with a total of 250 beds, all of which are located in southern California. The Company did not acquire the working capital of Vista or assume any of its liabilities. All of the Vista hospitals are leased.

Discontinued operations

In recent years, the Company has completed several strategic divestitures to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at March 31, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. The Company relies on historical experience and various other assumptions that management believes to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

The provision for doubtful accounts totaled $6 million for the first quarter of both 2011 and 2010.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $255 million at March 31, 2011 and $249 million at December 31, 2010. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $258 million at March 31, 2011 and $253 million at December 31, 2010.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the first quarter of 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at March 31, 2011 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $18 million and $17 million for the first quarter of 2011 and 2010, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Allowances for insurance risks (Continued)

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $84 million at both March 31, 2011 and December 31, 2010. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $13 million and $11 million for the first quarter of 2011 and 2010, respectively.

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

The Company’s effective income tax rate was 41.2% for the first quarter of both 2011 and 2010.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax assets totaling $103 million at March 31, 2011 and $102 million at December 31, 2010.

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

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at March 31, 2011 and December 31, 2010 follows (in thousands):

	March 31, 2011	December 31, 2010
Hospitals	$213,200	$213,200
Nursing and rehabilitation centers	6,080	6,080
Rehabilitation services	3,363	3,363
Home health	11,383	11,383
Hospice	8,394	8,394

	$242,420	$242,420

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit is greater than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. Based upon the results of the step one impairment test for goodwill and the impairment test of indefinite lived intangible assets, no impairment charges were recorded in connection with the Company’s annual impairment tests at December 31, 2010. The Company did not believe that any of its reporting units were at risk of failing the step one impairment test at December 31, 2010.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Valuation of long-lived assets and goodwill (Continued)

The Company’s indefinite lived intangible assets consist primarily of certificates of need, which are estimated primarily using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of the Company’s certificates of need at December 31, 2010 was $66 million. The fair values of the Company’s indefinite lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2010, the fair value of the Company’s certificates of need intangible assets exceeded its carrying value. The Company did not believe that any of its certificates of need were at risk for failing the impairment test at December 31, 2010.

The Company has determined that during the first quarter of 2011 there were no events or changes in circumstances since December 31, 2010 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of March 31, 2011 and December 31, 2010, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of the assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Requirements

In December 2010, the FASB issued authoritative guidance related to goodwill and other intangibles. The provisions of the guidance modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining if it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during a particular year had occurred as of the beginning of the comparable prior year annual reporting period. Supplemental pro forma disclosures have also been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 11). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 11) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

Results of Operations – Continuing Operations

Hospital division

Revenues increased 10% in the first quarter of 2011 to $559 million compared to $507 million in the first quarter of 2010, primarily as a result of increased volumes from the Vista Acquisition, the development of new hospitals and higher reimbursement rates. Aggregate admissions increased 10% in the first quarter of 2011 compared to the first quarter of 2010. Aggregate same-facility admissions increased 3% in the first quarter of 2011 compared to the first quarter of 2010. For the first quarter of 2011, revenues associated with the Vista Acquisition were $38 million.

Hospital operating margins increased in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of higher reimbursement rates and cost efficiencies associated with volume growth. For the first quarter of 2011, operating income associated with the Vista Acquisition was $8 million.

Hospital wage and benefit costs as a percentage of revenues increased to 45.3% in the first quarter of 2011 compared to 44.9% in the first quarter of 2010. Average hourly wage rates increased 2% in the first quarter of 2011 compared to the first quarter of 2010, while employee benefit costs increased 15% in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of the Vista Acquisition.

Professional liability costs were $9 million and $8 million in the first quarter of 2011 and 2010, respectively.

Nursing center division

Revenues increased 5% in the first quarter of 2011 to $567 million compared to $539 million in the first quarter of 2010, primarily as a result of growth in admissions and reimbursement rate increases that reflected inflationary adjustments and higher average patient acuity. Aggregate same-facility admissions increased 7% in the first quarter of 2011 compared to the first quarter of 2010 while aggregate same-facility patient days declined 3% in the first quarter of 2011 compared to the first quarter of 2010, as a result of declines in average length of stay.

Nursing center operating margins increased in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of higher reimbursement rates, increases in Medicare and managed care payor mix, and labor efficiencies associated with growth in admissions.

Nursing center wage and benefit costs as a percentage of revenues decreased to 48.1% in the first quarter of 2011 compared to 50.7% in the first quarter of 2010. Nursing center wage and benefit costs were relatively

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Nursing center division (Continued)

unchanged in the first quarter of 2011 compared to the first quarter of 2010. Average hourly wage rates increased 4% in the first quarter of 2011 compared to the first quarter of 2010, while employee benefit costs increased 2% in the first quarter of 2011 compared to the first quarter of 2010.

Professional liability costs were $9 million and $8 million in the first quarter of 2011 and 2010, respectively.

Rehabilitation division

Revenues increased 21% in the first quarter of 2011 to $145 million compared to $120 million in the first quarter of 2010, primarily attributable to growth in new customers and the volume of services provided to existing customers. Revenues derived from unaffiliated customers aggregated $66 million and $44 million in the first quarter of 2011 and 2010, respectively.

Operating margins declined in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of the Medicare-related changes in billing for concurrent therapy services which became effective October 1, 2010. Management expects that margin pressures resulting from these regulatory changes will continue over the remainder of 2011.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $38 million in the first quarter of 2011 and $34 million in the first quarter of 2010. As a percentage of consolidated revenues, corporate overhead totaled 3.2% and 3.1% in the first quarter of 2011 and 2010, respectively. Operating results for the first quarter of 2010 included approximately $1 million related to retirement costs.

Transaction costs

Operating results for the three months ended March 31, 2011 include transaction costs totaling $4 million primarily related to the pending Merger. Operating results for the three months ended March 31, 2010 include transaction costs totaling $1 million.

Capital costs

Rent expense increased 4% to $91 million in the first quarter of 2011 compared to $89 million in the first quarter of 2010, primarily from the Vista Acquisition, contractual inflation and contingent rent increases.

Depreciation and amortization expense increased 5% in the first quarter of 2011 to $33 million compared to $31 million in the first quarter of 2010, primarily as a result of the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $6 million in the first quarter of 2011 from $1 million in the first quarter of 2010, primarily attributable to increased borrowings under the Company’s revolving credit facility and higher interest rates in the first quarter of 2011 compared to the first quarter of 2010, and $2 million of financing costs in the first quarter of 2011 related to the pending Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations – Continuing Operations (Continued)

Capital costs (Continued)

Investment income related primarily to the Company’s insurance subsidiary investments totaled $1 million in the first quarter of both 2011 and 2010. The Company considered the severity and duration of its unrealized losses at March 31, 2011 and 2010 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

Consolidated results

Income from continuing operations before income taxes increased 47% to $38 million in the first quarter of 2011 compared to $26 million in the first quarter of 2010. Income from continuing operations increased 47% to $22 million in the first quarter of 2011 compared to $15 million in the first quarter of 2010.

Results of Operations – Discontinued Operations

Loss from discontinued operations aggregated $0.2 million in the first quarter of both 2011 and 2010.

The Company recorded a pretax loss of $0.2 million ($0.1 million net of income taxes) in the first quarter of 2010 related to the planned divestiture of discontinued operations.

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $46 million in the first quarter of 2011 compared to cash flows used in operations of $14 million in the first quarter of 2010. During the first quarter of 2011, the Company maintained sufficient operating cash flows to finance its routine capital expenditures, ongoing development programs, and acquisition and strategic development activities.

Operating cash flows in the first quarter of 2011 were favorably impacted by improved accounts receivable collections compared to the same period a year ago. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $25 million and $10 million for the first quarter of 2011 and 2010, respectively.

The Company utilizes its revolving credit facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s revolving credit facility ($250 million at March 31, 2011), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

In connection with the RehabCare acquisition, the Company is proceeding with the financing referenced under the Commitment Letter. The Company will require these financings to complete the Merger.

Revolving credit facility and financing activities

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

Liquidity (Continued)

Revolving credit facility and financing activities (Continued)

of the prime rate or 0.5% over the federal funds rate. The Company’s revolving credit facility is collateralized by substantially all of the Company’s assets including certain owned real property and is guaranteed by substantially all of the Company’s subsidiaries. The terms of the Company’s revolving credit facility include a certain defined fixed payment ratio covenant and covenants which limit acquisitions and annual capital expenditures. The Company was in compliance with the terms of its revolving credit facility at March 31, 2011.

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

The Company has obtained the Commitment Letter from JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Citigroup Global Markets Inc. in connection with the Merger. These funds and existing cash balances are expected to be sufficient to fund the cash consideration to RehabCare stockholders and to refinance certain existing indebtedness of the Company and RehabCare. Subject to certain conditions, the Company expects to have in place approximately $1.9 billion of long-term financing, of which approximately $1.6 billion is expected to be outstanding at the consummation of the Merger.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the first quarter of 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s revolving credit facility.

Capital Resources

Excluding acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $25 million in the first quarter of 2011 compared to $15 million in the first quarter of 2010. Hospital development capital expenditures (primarily new facility construction) totaled $8 million in the first quarter of 2011 compared to $5 million in the first quarter of 2010. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $3 million in the first quarter of 2011 compared to $2 million in the first quarter of 2010. Excluding acquisitions and the Merger, the Company anticipates that routine capital spending for 2011 should approximate $115 million to $120 million, hospital development capital spending should approximate $55 million to $60 million and nursing and rehabilitation center development capital spending should approximate $25 million to $30 million. Management expects that substantially all of these expenditures will be financed through internal sources.

Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At March 31, 2011, the estimated cost to complete and equip construction in progress approximated $35 million.

The Company finances acquisitions with either operating cash flows or revolving credit facility borrowings. Expenditures for acquisitions totaled $8 million for the first quarter of 2011 and $48 million for the first quarter of 2010.

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

Various healthcare reform provisions became law when the Patient Protection and Affordable Care Act was enacted on March 23, 2010 and the Healthcare Education and Reconciliation Act was enacted on March 30, 2010 (collectively, the Affordable Care Act (the “ACA”)). The reforms contained in the ACA will impact each of the Company’s businesses in some manner. Several of the reforms are very significant and could ultimately change the nature of the Company’s services, the methods of payment for the Company’s services and the underlying regulatory environment. The reforms include possible modifications to the conditions of qualification for payment, bundling payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to the Company and other healthcare providers. Moreover, healthcare reform could negatively impact insurance companies, other third party payors, the Company’s customers, as well as other healthcare providers, which may in turn negatively impact the Company’s business. As such, these healthcare reforms or other similar healthcare reforms could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At March 31, 2011, the Company operated 17 HIHs with 730 licensed beds.

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

Other Information (Continued)

Effects of inflation and changing prices (Continued)

were to be paid LTAC PPS rates for admissions from a single referral source up to 25% of aggregate Medicare admissions. Patients reaching high cost outlier status in the short-term hospital were not to be counted when computing the 25% limit. Admissions beyond the 25% threshold were to be paid at a lower amount based upon IPPS. However, as set forth above, the SCHIP Extension Act initially placed a three-year moratorium on the expansion of the “25 Percent Rule” to freestanding hospitals. That moratorium was extended to five years by the ACA. In addition, the SCHIP Extension Act initially provided for a three-year period during which (1) LTAC hospitals may admit up to 50% of their patients from their co-located hospitals and still be paid according to LTAC PPS; and (2) LTAC hospitals that are co-located with an urban single hospital or a MSA Dominant hospital may admit up to 75% of their patients from such urban single or MSA Dominant hospital and still be paid according to LTAC PPS. Those periods also were extended to five years under the ACA. The five-year moratorium of the “25 Percent Rule” threshold payment adjustment for freestanding hospitals and grandfathered HIHs will expire for cost reporting periods beginning on or after July 1, 2012. The expansion of the admission limit to 50% for non-grandfathered LTAC hospitals from their co-located hospital will expire for cost reports beginning on or after October 1, 2012, the same time at which the 75% limit for MSA Dominant hospitals will expire.

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2009. Included in those final regulations is (1) a market basket increase to the standard federal payment rate of 2.5%; (2) an offset of 0.5% applied to the standard federal payment rate to account for the effect of documentation and coding changes; (3) adjustments to area wage indexes; and (4) a decrease in the high cost outlier threshold per discharge to $18,425. These final regulations also include a recalibration of the diagnostic categories called Medicare Severity Diagnosis Related Groups or more specifically, for LTAC hospitals, “MS-LTC-DRGs,” payment weights. CMS indicated that all of these changes will result in a 3.3% increase to average Medicare payments to LTAC hospitals. The 2.7% annualized reduction that resulted from a recalibration of MS-LTC-DRG payment weights on June 3, 2009 is incorporated into the final October 1, 2009 payment weights. On April 1, 2010, CMS reduced the October 1, 2009 standard federal payment rate by 0.25% as mandated by the ACA. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including LTAC hospitals, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for LTAC hospitals are scheduled to be implemented on October 1, 2011.

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

On April 19, 2011, CMS issued proposed regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in those proposed regulations is (1) a market basket increase to the standard federal payment rate of 2.8%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.2% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) adjustments to area wage indexes; and (4) an increase in the high cost outlier threshold per discharge to $19,270. CMS has projected the impact of these proposed changes will result in a 1.9% increase

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

to average Medicare payments to LTAC hospitals. The Company believes that the impact of these proposed changes to LTAC PPS would result in an approximate 0.5% increase in payments to the Company’s LTAC hospitals.

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

The therapy time requirements to qualify for rehabilitation RUG categories are unchanged under RUGs IV, however the allocation of minutes has changed as a result of the most recent clinical assessment tool of the minimum data set (“MDS 3.0”). Rather than count all therapy time that a nursing center patient receives, rehabilitation providers must now allocate therapy minutes between the patients being served during concurrent therapy sessions. In addition, the number of patients that a therapist/assistant may treat concurrently is limited to two patients. Additional tracking provisions also require therapists to track and report different delivery modes of therapy (individual, concurrent and group therapy) on MDS 3.0. The Company’s rehabilitation division has hired additional therapists to facilitate the provision of additional individual minutes. Effective October 1, 2010, CMS began paying claims using the RUGs IV system.

On November 2, 2010, CMS issued a final rule related to rate changes to Medicare Part B therapy services included in the Medicare Physician Fee Schedule (“MPFS”) rule. The rule became effective January 1, 2011. The rule provides for a rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. CMS projects that the rule will result in an approximate 7% rate

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

reduction for Medicare Part B therapy services in calendar year 2011. Based upon the Company’s historical Medicare Part B therapy services data, the Company estimates that this rule will reduce its Medicare revenues related to Part B therapy services by approximately $7 million per year beginning in 2011.

Medicare Part B provides reimbursement for certain physician services, limited drug coverage and other outpatient services, such as therapy and other services, outside of a Medicare Part A covered patient stay. Payment for these services is determined according to MPFS. Annually since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Annually, since 2002, Congress has stepped in with so-called “doc fix” legislation to stop payment cuts to physicians. In December 2010, Congress passed the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which again suspended the payment cut for 2011.

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

CMS issued a proposed rule on April 28, 2011 regarding Medicare payment rates for skilled nursing centers for fiscal year 2012. The proposed rule discussed two options for updating payment rates for skilled nursing centers under the prospective payment system. Option one would address potential overpayments related to the transition to the new RUGs IV system and impose (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.5% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.2% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these proposed changes would result in an 11.3% decrease in payments to skilled nursing centers. Under option two, skilled nursing centers would receive the net 1.5% market basket payment update effective October 1, 2011 while CMS continues to collect more data regarding the RUGs IV system that was implemented on October 1, 2010. The proposed rule also made changes to the way that group therapy services are paid under the RUGs IV system. Under the proposed rule, group therapy would be defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy would be allocated based upon the number of patients in the therapy session, consistent with the rules for concurrent therapy that have been in place since October 1, 2010.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2010 Quarters				Year	First Quarter 2011
	First	Second	Third	Fourth
Revenues	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$4,359,697	$1,192,421

Salaries, wages and benefits	627,175	612,205	613,607	652,703	2,505,690	678,695
Supplies	85,886	85,455	83,753	87,103	342,197	90,022
Rent	88,319	88,981	89,295	90,777	357,372	91,453
Other operating expenses	234,204	238,687	234,968	240,750	948,609	259,369
Other income	(3,084)	(2,857)	(2,794)	(2,687)	(11,422)	(2,785)
Depreciation and amortization	31,121	29,852	29,167	31,412	121,552	32,549
Interest expense	1,307	1,298	1,642	2,843	7,090	5,728
Investment (income) loss	(877)	377	(403)	(342)	(1,245)	(495)

	1,064,051	1,053,998	1,049,235	1,102,559	4,269,843	1,154,536

Income from continuing operations before income taxes	25,786	27,366	3,777	32,925	89,854	37,885
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	33,708	15,609

Income from continuing operations	15,155	16,136	5,100	19,755	56,146	22,276
Discontinued operations, net of income taxes:
Income (loss) from operations	(154)	87	(260)	1,125	798	(179)
Gain (loss) on divestiture of operations	(137)	54	86	(456)	(453)	–

Net income	$14,864	$16,277	$4,926	$20,424	$56,491	$22,097

Earnings per common share:
Basic:
Income from continuing operations	$0.38	$0.41	$0.13	$0.50	$1.42	$0.56
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03	0.02	–
Gain (loss) on divestiture of operations	–	–	–	(0.01)	(0.01)	–

Net income	$0.38	$0.41	$0.12	$0.52	$1.43	$0.56

Diluted:
Income from continuing operations	$0.38	$0.41	$0.13	$0.50	$1.42	$0.55
Discontinued operations:
Income (loss) from operations	–	–	(0.01)	0.03	0.02	–
Gain (loss) on divestiture of operations	–	–	–	(0.01)	(0.01)	–

Net income	$0.38	$0.41	$0.12	$0.52	$1.43	$0.55

Shares used in computing earnings per common share:
Basic	38,626	38,756	38,778	38,790	38,738	39,035
Diluted	38,859	38,914	38,838	39,089	38,954	39,543

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2010 Quarters				Year	First Quarter 2011
	First	Second	Third	Fourth
Revenues:
Hospital division	$507,062	$493,401	$465,198	$507,660	$1,973,321	$558,974
Nursing center division	539,321	542,215	539,914	566,435	2,187,885	567,472
Rehabilitation division	120,144	122,061	124,243	138,507	504,955	145,146

	1,166,527	1,157,677	1,129,355	1,212,602	4,666,161	1,271,592
Eliminations	(76,690)	(76,313)	(76,343)	(77,118)	(306,464)	(79,171)

	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$4,359,697	$1,192,421

Income from continuing operations:
Operating income (loss):
Hospital division	$95,440	$91,790	$75,784	$97,343	$360,357	$108,385
Nursing center division	70,614	76,529	69,363	86,912	303,418	87,350
Rehabilitation division	14,683	14,100	14,214	9,609	52,606	14,481
Corporate:
Overhead	(33,831)	(32,799)	(34,329)	(33,002)	(133,961)	(38,315)
Insurance subsidiary	(480)	(791)	(783)	(1,099)	(3,153)	(602)

	(34,311)	(33,590)	(35,112)	(34,101)	(137,114)	(38,917)
Transaction costs (a)	(770)	(955)	(771)	(2,148)	(4,644)	(4,179)

Operating income	145,656	147,874	123,478	157,615	574,623	167,120
Rent	(88,319)	(88,981)	(89,295)	(90,777)	(357,372)	(91,453)
Depreciation and amortization	(31,121)	(29,852)	(29,167)	(31,412)	(121,552)	(32,549)
Interest, net	(430)	(1,675)	(1,239)	(2,501)	(5,845)	(5,233	)(b)

Income from continuing operations before income taxes	25,786	27,366	3,777	32,925	89,854	37,885
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	33,708	15,609

	$15,155	$16,136	$5,100	$19,755	$56,146	$22,276

(a)	Transaction costs for the 2010 periods have been reclassified to conform with the current period presentation.
(b)	Includes $2.0 million of financing costs related to the pending Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2010 Quarters				Year	First Quarter 2011
	First	Second	Third	Fourth
Rent:
Hospital division	$37,415	$38,043	$38,122	$39,406	$152,986	$40,299
Nursing center division	49,392	49,439	49,627	49,647	198,105	49,384
Rehabilitation division	1,475	1,470	1,502	1,689	6,136	1,726
Corporate	37	29	44	35	145	44

	$88,319	$88,981	$89,295	$90,777	$357,372	$91,453

Depreciation and amortization:
Hospital division	$13,014	$12,549	$12,655	$13,421	$51,639	$14,278
Nursing center division	12,113	11,185	10,527	11,646	45,471	11,793
Rehabilitation division	585	626	668	830	2,709	856
Corporate	5,409	5,492	5,317	5,515	21,733	5,622

	$31,121	$29,852	$29,167	$31,412	$121,552	$32,549

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,065	$7,954	$9,113	$13,835	$36,967	$12,144
Development	5,774	10,209	12,900	12,257	41,140	7,777

	11,839	18,163	22,013	26,092	78,107	19,921
Nursing center division:
Routine	4,049	9,135	11,548	12,292	37,024	8,155
Development	1,793	2,079	7,464	15,365	26,701	3,322

	5,842	11,214	19,012	27,657	63,725	11,477
Rehabilitation division:
Routine	267	281	351	1,816	2,715	280
Development	–	–	–	–	–	10

	267	281	351	1,816	2,715	290
Corporate:
Information systems	4,146	7,853	6,625	11,162	29,786	3,932
Other	288	447	986	683	2,404	207

	$22,382	$37,958	$48,987	$67,410	$176,737	$35,827

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	First Quarter 2011
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$558,974	$567,472	$145,146	$–	$–	$(79,171)	$1,192,421

Salaries, wages and benefits	253,062	273,170	124,831	27,666	–	(34)	678,695
Supplies	61,847	27,125	907	143	–	–	90,022
Rent	40,299	49,384	1,726	44	–	–	91,453
Other operating expenses	135,680	179,827	4,927	13,893	4,179	(79,137)	259,369
Other income	–	–	–	(2,785)	–	–	(2,785)
Depreciation and amortization	14,278	11,793	856	5,622	–	–	32,549
Interest expense	–	29	–	3,700	1,999	–	5,728
Investment income	(1)	(20)	(1)	(473)	–	–	(495)

	505,165	541,308	133,246	47,810	6,178	(79,171)	1,154,536

Income from continuing operations before income taxes	$53,809	$26,164	$11,900	$(47,810)	$(6,178)	$–	37,885

Provision for income taxes							15,609

Income from continuing operations							$22,276

	First Quarter 2010
	Hospital division	Nursing center division	Rehabilitation division	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$507,062	$539,321	$120,144	$–	$–	$(76,690)	$1,089,837

Salaries, wages and benefits	227,641	273,242	100,512	25,780	–	–	627,175
Supplies	57,934	27,128	687	137	–	–	85,886
Rent	37,415	49,392	1,475	37	–	–	88,319
Other operating expenses	126,047	168,337	4,262	11,478	770	(76,690)	234,204
Other income	–	–	–	(3,084)	–	–	(3,084)
Depreciation and amortization	13,014	12,113	585	5,409	–	–	31,121
Interest expense	2	31	–	1,274	–	–	1,307
Investment income	(1)	(18)	(1)	(857)	–	–	(877)

	462,052	530,225	107,520	40,174	770	(76,690)	1,064,051

Income from continuing operations before income taxes	$45,010	$9,096	$12,624	$(40,174)	$(770)	$–	25,786

Provision for income taxes							10,631

Income from continuing operations							$15,155

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2010 Quarters				Year	First Quarter 2011
	First	Second	Third	Fourth
Hospital data:
End of period data:
Number of hospitals	83	83	83	89		89
Number of licensed beds	6,580	6,576	6,563	6,887		6,889

Revenue mix %:
Medicare	56	56	55	58	56	60
Medicaid	9	9	9	9	9	8
Medicare Advantage	10	10	10	9	10	10
Commercial insurance and other	25	25	26	24	25	22

Admissions:
Medicare	7,432	7,125	6,769	7,640	28,966	8,504
Medicaid	997	990	1,022	1,034	4,043	1,085
Medicare Advantage	1,129	1,106	936	1,071	4,242	1,172
Commercial insurance and other	2,262	2,048	1,978	2,020	8,308	2,282

	11,820	11,269	10,705	11,765	45,559	13,043

Admissions mix %:
Medicare	63	63	63	65	64	65
Medicaid	8	9	10	9	9	8
Medicare Advantage	10	10	9	9	9	9
Commercial insurance and other	19	18	18	17	18	18

Patient days:
Medicare	202,882	195,964	179,324	198,129	776,299	219,213
Medicaid	47,813	45,952	48,514	46,596	188,875	45,650
Medicare Advantage	34,524	36,000	31,186	32,868	134,578	35,639
Commercial insurance and other	75,483	70,651	70,198	69,585	285,917	70,522

	360,702	348,567	329,222	347,178	1,385,669	371,024

Average length of stay:
Medicare	27.3	27.5	26.5	25.9	26.8	25.8
Medicaid	48.0	46.4	47.5	45.1	46.7	42.1
Medicare Advantage	30.6	32.5	33.3	30.7	31.7	30.4
Commercial insurance and other	33.4	34.5	35.5	34.4	34.4	30.9
Weighted average	30.5	30.9	30.8	29.5	30.4	28.4

Revenues per admission:
Medicare	$38,078	$38,938	$37,675	$38,368	$38,272	$39,439
Medicaid	45,738	42,774	42,910	41,704	43,266	42,432
Medicare Advantage	45,187	46,169	48,122	44,744	45,979	46,217
Commercial insurance and other	56,344	59,842	61,314	61,131	59,553	54,065
Weighted average	42,899	43,784	43,456	43,150	43,313	42,856

Revenues per patient day:
Medicare	$1,395	$1,416	$1,422	$1,479	$1,428	$1,530
Medicaid	954	922	904	925	926	1,009
Medicare Advantage	1,478	1,418	1,444	1,458	1,449	1,520
Commercial insurance and other	1,688	1,735	1,728	1,775	1,730	1,749
Weighted average	1,406	1,416	1,413	1,462	1,424	1,507

Medicare case mix index (discharged patients only)	1.21	1.21	1.19	1.17	1.19	1.21

Average daily census	4,008	3,830	3,579	3,774	3,796	4,122
Occupancy %	68.2	66.1	62.0	64.0	65.1	68.7

Annualized employee turnover %	21.8	22.6	22.3	22.0		21.2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2010 Quarters				Year	First Quarter 2011
	First	Second	Third	Fourth
Nursing and rehabilitation center data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	218	219	222	222		220
Managed	4	4	4	4		4
Assisted living facilities	6	7	7	7		6

	228	230	233	233		230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,711	26,760	27,030	26,957		26,767
Managed	485	485	485	485		485
Assisted living facilities	327	463	463	463		413

	27,523	27,708	27,978	27,905		27,665

Revenue mix %:
Medicare	35	34	33	36	35	38
Medicaid	41	41	41	39	40	37
Medicare Advantage	6	7	7	7	7	7
Private and other	18	18	19	18	18	18

Patient days (excludes managed facilities):
Medicare	369,102	363,149	346,837	344,018	1,423,106	370,395
Medicaid	1,312,517	1,292,246	1,289,643	1,287,739	5,182,145	1,232,620
Medicare Advantage	87,692	92,051	91,643	94,336	365,722	97,460
Private and other	397,550	415,921	437,413	453,357	1,704,241	425,414

	2,166,861	2,163,367	2,165,536	2,179,450	8,675,214	2,125,889

Patient day mix %:
Medicare	17	17	16	16	16	17
Medicaid	61	60	60	59	60	58
Medicare Advantage	4	4	4	4	4	5
Private and other	18	19	20	21	20	20
Revenues per patient day:
Medicare Part A	$470	$469	$468	$534	$485	$537
Total Medicare (including Part B)	513	515	519	587	533	579
Medicaid	168	171	171	171	170	172
Medicare Advantage	398	400	405	432	409	416
Private and other	238	234	232	228	233	235
Weighted average	249	250	249	260	252	267

Average daily census	24,076	23,773	23,538	23,690	23,768	23,621
Admissions (excludes managed facilities)	19,026	18,924	19,383	19,118	76,451	20,619
Occupancy %	89.0	87.3	86.8	86.4	87.4	86.9
Medicare average length of stay	33.7	35.2	34.3	33.0	34.0	32.9

Annualized employee turnover %	36.7	38.8	39.8	39.6		37.8

Rehabilitation data:
Revenue mix %:
Company-operated	64	63	61	56	61	55
Non-affiliated	36	37	39	44	39	45

Sites of service (at end of period)	619	633	650	696		705
Revenue per site	$194,094	$192,829	$191,142	$199,004	$777,069	$205,881

Therapist productivity %	83.8	84.2	82.1	78.6	82.0	80.6

Annualized employee turnover %	12.6	14.2	15.4	14.4		14.5

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 3/31/11
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate	$69	$96	$102	$109	$116	$133	$625	$610	(a)
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Variable rate (b)	$–	$350,000	$–	$–	$–	$–	$350,000	$350,000

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s revolving credit facility is payable, at the Company’s option, at (1) LIBOR plus an applicable margin ranging from 1.75% to 2.50% or (2) the applicable margin ranging from 0.75% to 1.50% plus the higher of the prime rate or 0.5% over the federal funds rate. The applicable margin is based upon the Company’s average daily excess availability as defined in the Company’s revolving credit facility.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, are effective.

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 10, 2011, Arthur I. Murphy, Jr., a purported stockholder of RehabCare, filed a purported class action lawsuit in the Circuit Court of St. Louis County, Missouri against RehabCare, RehabCare’s directors and Kindred (styled Arthur I. Murphy, Jr., IRA, v. RehabCare Group, Inc., et al., No. I.I.S.L. CC00566); on February 15, 2011, the Norfolk County Retirement System, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against RehabCare, RehabCare’s directors and Kindred (styled Norfolk County Retirement System v. Harry E. Rich, et al., C.A. No. 6197-VCL); on February 28, 2011, City of Pontiac General Employees’ Retirement System, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against RehabCare, RehabCare’s directors and Kindred (styled City of Pontiac General Employees’ Retirement System v. Harry E. Rich, et al., C.A. No. 6232-VCL); on March 2, 2011, Alfred T. Kowalewski, a purported stockholder of RehabCare, filed a purported class action lawsuit in Circuit Court of St. Louis County, Missouri against RehabCare, RehabCare’s directors and Kindred (styled Alfred T. Kowalewski v. Harry E. Rich, et al. (No. I.I.S.L. – CC08840) and on March 4, 2011, Plumbers & Pipefitters National Pension Fund, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against RehabCare, RehabCare’s directors and Kindred (styled Plumbers & Pipefitters National Pension Fund v. Harry E. Rich, et al., C.A. No. 6245-VCL). On March 9, 2011 the three purported class action lawsuits in Delaware were consolidated under the caption In re RehabCare Group, Inc. Shareholders Litigation, C.A. No. 6197-VCL (DE Court of Chancery). On April 8, 2011, the Circuit Court of St. Louis County, Missouri, consolidated the Missouri litigation. The complaints contain similar allegations, including among other things, that RehabCare’s directors breached their fiduciary duties to the RehabCare stockholders, including their duties of loyalty, due care, independence, good faith and fair dealing, by entering into a Merger Agreement which provides for inadequate consideration to RehabCare stockholders, and that RehabCare and Kindred aided and abetted RehabCare’s directors alleged breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the Merger Agreement, or in the event the defendants consummate the transactions contemplated by the Merger Agreement, rescission of such transactions and attorneys’ fees and expenses. The Company believes that these complaints are without merit and intends to defend them vigorously. On April 25, 2011, the Circuit Court of St. Louis County, Missouri, granted defendants’ motion to stay the consolidated Missouri litigation pending the outcome of the Delaware litigation.

PART II.    OTHER INFORMATION (Continued)

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of February 7, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	Commitment Letter, dated as of February 7, 2011, by and among JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Citigroup Global Markets Inc. and Kindred Healthcare, Inc. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.2	Amendment No. 3 to the Second Amended and Restated Credit Agreement dated as of July 18, 2007 among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: April 29, 2011	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: April 29, 2011	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer