Form 10-Q
period 2011-06-30
KINDRED HEALTHCARE, INC
filed 2011-08-09
CIK 1060009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2011
Common stock, $0.25 par value	52,112,586 shares

1 of 62

KINDRED HEALTHCARE, INC.

FORM 10-Q

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$1,292,592	$1,081,364	$2,485,013	$2,171,201

Salaries, wages and benefits	765,133	612,205	1,443,828	1,239,380
Supplies	96,718	85,455	186,740	171,341
Rent	95,677	88,981	187,130	177,300
Other operating expenses	287,132	238,687	546,501	472,891
Other income	(2,880)	(2,857)	(5,665)	(5,941)
Depreciation and amortization	37,871	29,852	70,420	60,973
Interest expense	23,157	1,298	28,885	2,605
Investment (income) loss	(257)	377	(752)	(500)

	1,302,551	1,053,998	2,457,087	2,118,049

Income (loss) from continuing operations before income taxes	(9,959)	27,366	27,926	53,152
Provision (benefit) for income taxes	(3,419)	11,230	12,190	21,861

Income (loss) from continuing operations	(6,540)	16,136	15,736	31,291
Discontinued operations, net of income taxes:
Income (loss) from operations	587	87	408	(67)
Gain (loss) on divestiture of operations	—	54	—	(83)

Income (loss) from discontinued operations	587	141	408	(150)

Net income (loss)	(5,953)	16,277	16,144	31,141
Loss attributable to noncontrolling interests	421	—	421	—

Income (loss) attributable to Kindred	$(5,532)	$16,277	$16,565	$31,141

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$(6,119)	$16,136	$16,157	$31,291
Income (loss) from discontinued operations	587	141	408	(150)

Net income (loss)	$(5,532)	$16,277	$16,565	$31,141

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.14)	$0.41	$0.39	$0.79
Discontinued operations:
Income (loss) from operations	0.01	—	0.01	—
Gain (loss) on divestiture of operations	—	—	—	—

Net income (loss)	$(0.13)	$0.41	$0.40	$0.79

Diluted:
Income (loss) from continuing operations	$(0.14)	$0.41	$0.38	$0.79
Discontinued operations:
Income (loss) from operations	0.01	—	0.01	—
Gain (loss) on divestiture of operations	—	—	—	—

Net income (loss)	$(0.13)	$0.41	$0.39	$0.79

Shares used in computing earnings (loss) per common share:
Basic	43,231	38,756	41,145	38,691
Diluted	43,231	38,914	41,661	38,881

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$52,399	$17,168
Cash—restricted	5,457	5,494
Insurance subsidiary investments	61,519	76,753
Accounts receivable less allowance for loss of $15,791—June 30, 2011 and $13,584—December 31, 2010	944,742	631,877
Inventories	30,762	24,327
Deferred tax assets	29,705	13,439
Income taxes	15,770	42,118
Other	35,266	24,862

	1,175,620	836,038

Property and equipment	1,939,698	1,754,170
Accumulated depreciation	(907,710)	(857,623)

	1,031,988	896,547

Goodwill	1,097,997	242,420
Intangible assets less accumulated amortization of $6,104—June 30, 2011 and $3,731—December 31, 2010	499,920	92,883
Assets held for sale	7,073	7,167
Insurance subsidiary investments	110,633	101,210
Deferred tax assets	—	88,816
Other	133,365	72,334

Total assets	$4,056,596	$2,337,415

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$217,034	$174,495
Salaries, wages and other compensation	401,014	291,116
Due to third party payors	40,293	27,115
Professional liability risks	40,583	41,555
Other accrued liabilities	119,270	87,012
Long-term debt due within one year	10,435	91

	828,629	621,384

Long-term debt	1,433,257	365,556
Professional liability risks	227,986	207,669
Deferred tax liabilities	36,670	—
Deferred credits and other liabilities	127,304	111,047

Noncontrolling interests-redeemable	23,841	—

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock, $0.25 par value; authorized 175,000 shares; issued 52,116 shares—June 30, 2011 and 39,495 shares—December 31, 2010	13,029	9,874
Capital in excess of par value	1,132,748	828,593
Accumulated other comprehensive income	317	135
Retained earnings	209,218	193,157

	1,355,312	1,031,759
Noncontrolling interests-nonredeemable	23,597	—

Total equity	1,378,909	1,031,759

Total liabilities and equity	$4,056,596	$2,337,415

See accompanying notes.

KINDRED HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(5,953)	$16,277	$16,144	$31,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,871	29,852	70,420	60,973
Amortization of stock-based compensation costs	3,462	2,746	6,106	5,521
Payment of lender fees related to debt issuance	(46,232)	—	(46,232)	—
Provision for doubtful accounts	8,426	5,846	14,256	12,277
Deferred income taxes	(1,959)	(3,264)	(2,689)	(10,727)
(Gain) loss on divestiture of discontinued operations	—	(54)	—	83
Other	2,017	1,089	2,387	926
Change in operating assets and liabilities:
Accounts receivable	(43,935)	29,601	(80,575)	(29,525)
Inventories and other assets	870	4,759	(2,655)	(6,486)
Accounts payable	13,565	(596)	1,217	(8,178)
Income taxes	(12,950)	(7,533)	27,673	21,753
Due to third party payors	6,577	(130)	3,555	(2,024)
Other accrued liabilities	43,093	18,349	41,681	7,212

Net cash provided by operating activities	4,852	96,942	51,288	82,946

Cash flows from investing activities:
Routine capital expenditures	(33,950)	(25,670)	(58,668)	(40,485)
Development capital expenditures	(14,309)	(12,288)	(25,418)	(19,855)
Acquisitions, net of cash acquired	(651,952)	(1,794)	(659,979)	(49,490)
Sale of assets	—	—	1,714	—
Purchase of insurance subsidiary investments	(9,220)	(9,840)	(17,037)	(24,118)
Sale of insurance subsidiary investments	8,533	8,622	27,189	61,833
Net change in insurance subsidiary cash and cash equivalents	(2,744)	(1,926)	(4,044)	(7,501)
Change in other investments	—	2	1,000	2
Other	(161)	609	(29)	581

Net cash used in investing activities	(703,803)	(42,285)	(735,272)	(79,033)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit	654,900	262,400	1,100,100	652,000
Repayment of borrowings under revolving credit	(814,900)	(319,000)	(1,275,100)	(659,600)
Proceeds from issuance of senior unsecured notes	550,000	—	550,000	—
Proceeds from issuance of term loan, net of discount	693,000	—	693,000	—
Repayment of other long-term debt	(345,666)	(21)	(345,688)	(42)
Payment of deferred financing costs	(6,443)	(31)	(6,860)	(53)
Issuance of common stock	1,604	—	3,019	35
Other	355	222	744	346

Net cash provided by (used in) financing activities	732,850	(56,430)	719,215	(7,314)

Change in cash and cash equivalents	33,899	(1,773)	35,231	(3,401)
Cash and cash equivalents at beginning of period	18,500	14,675	17,168	16,303

Cash and cash equivalents at end of period	$52,399	$12,902	$52,399	$12,902

Supplemental information:
Issuance of common stock in RehabCare acquisition	$300,426	$—	$300,426	$—
Financing costs paid in connection with RehabCare acquisition	13,074	—	13,074	—
Interest payments	4,056	1,391	6,944	2,266
Income tax payments (refunds)	11,503	21,965	(13,283)	10,553

See accompanying notes.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

Business

Kindred Healthcare, Inc. is a healthcare services company that through its subsidiaries operates long-term acute care (“LTAC”) hospitals, inpatient rehabilitation hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States (collectively, the “Company” or “Kindred”). At June 30, 2011, the Company’s hospital division operated 120 LTAC hospitals and five inpatient rehabilitation hospitals in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities in 27 states. The Company’s rehabilitation division provides rehabilitative services primarily in hospital and long-term care settings in 46 states.

In recent years, the Company has completed several transactions related to the divestiture of unprofitable hospitals and nursing and rehabilitation centers to improve its future operating results. For accounting purposes, the operating results of these businesses and the gains or losses associated with these transactions have been classified as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for all periods presented. Assets not sold at June 30, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet. See Note 4 for a summary of discontinued operations.

Recently issued accounting requirements

In July 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance related to the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain healthcare entities. The provisions of the guidance require healthcare entities that recognize significant amounts of patient service revenue at the time services are rendered, even though they do not assess a patient’s ability to pay, to present the provision for bad debts related to those revenues as a deduction from patient service revenue (net of contractual allowances and discounts), as opposed to an operating expense. All other entities would continue to present the provision for bad debts as an operating expense. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented. The disclosures required should be provided for the period of adoption and subsequent reporting periods. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The provisions of the guidance state that an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement(s) should be presented with equal prominence to the other primary financial statements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of the guidance will not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in common fair value measurement and disclosure requirements in United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily change the wording used to describe many of the requirements in generally accepted accounting principles for measuring and disclosing information about fair value measurements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Recently issued accounting requirements (Continued)

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

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during a particular year had occurred as of the beginning of the comparable prior year annual reporting period. Supplemental pro forma disclosures also have been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 12). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 12) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

Comprehensive income (loss)

The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(5,953)	$16,277	$16,144	$31,141
Net unrealized investment gains (losses), net of income taxes	(76)	(400)	182	(201)

Comprehensive income (loss)	(6,029)	15,877	16,326	30,940
Loss attributable to noncontrolling interests—redeemable	28	—	28	—
Loss attributable to noncontrolling interests—nonredeemable	393	—	393	—

Comprehensive income (loss) attributable to Kindred	$(5,608)	$15,877	$16,747	$30,940

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

Equity

The following table sets forth a reconciliation of the carrying amount of equity attributable to Kindred, equity attributable to nonredeemable noncontrolling interests and total equity (in thousands):

	Amounts attributable to Kindred stockholders	Nonredeemable noncontrolling interests	Total equity
Balance at December 31, 2010	$1,031,759	$—	$1,031,759
Acquired noncontrolling interests—nonredeemable	—	23,990	23,990
Comprehensive income:
Net income (loss)	16,565	(393)	16,172
Net unrealized investment gains, net of income taxes	182	—	182

Comprehensive income (loss)	16,747	(393)	16,354
Issuance of common stock in connection with employee benefit plans	3,019	—	3,019
Shares tendered by employees for statutory tax withholdings upon issuance of common stock	(3,353)	—	(3,353)
Income tax benefit in connection with the issuance of common stock under employee benefit plans	608	—	608
Stock-based compensation amortization	6,106	—	6,106
Equity consideration for acquisition (See Note 2)	300,426	—	300,426

Balance at June 30, 2011	$1,355,312	$23,597	$1,378,909

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

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION

On June 1, 2011, the Company completed the acquisition of RehabCare Group, Inc. (“RehabCare”) (the “Merger”). Upon consummation of the Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive 0.471 of a share of Kindred common stock and $26 per share in cash, without interest (the “Merger Consideration”). Kindred issued approximately 12 million shares of its common stock in connection with the Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock at fair value. The Company also assumed $356 million of long-term debt in the Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying unaudited condensed consolidated financial statements of the Company since June 1, 2011.

At the Merger date, the Company acquired 32 LTAC hospitals, five inpatient rehabilitation hospitals, approximately 1,200 rehabilitation therapy sites of service and 102 hospital-based inpatient rehabilitation units. The Merger will expand the Company’s service offerings, position the Company for future growth and provide for significant operating synergies. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

Operating results for the second quarter of 2011 include transaction costs totaling $19.1 million, financing costs totaling $11.8 million and severance costs totaling $14.9 million related to the Merger. Operating results for the six months ended June 30, 2011 include transaction costs totaling $23.0 million, financing costs totaling $13.8 million and severance costs totaling $14.9 million related to the Merger. In the accompanying unaudited condensed consolidated statement of operations, transaction costs were included in other operating expenses, financing costs were included in interest expense and severance costs were included in salaries, wages and benefits.

New credit facilities and notes

In connection with the Merger, the Company entered into a new $650 million senior secured asset-based revolving credit facility (the “ABL Facility”), a new $700 million senior secured term loan facility (the “Term Loan Facility”) and successfully completed the private placement of $550 million of senior notes due 2019 (the “Notes”). The Company used proceeds from the ABL Facility, the Term Loan Facility and the Notes to pay the Merger Consideration, repay all amounts outstanding under Kindred’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under Kindred’s and RehabCare’s former credit facilities that were repaid at the Merger closing were $390 million and $345 million, respectively. The ABL Facility and the Term Loan Facility have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were included in interest expense.

All obligations under the ABL Facility and the Term Loan Facility are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries.

The agreements governing the ABL Facility, the Term Loan Facility and the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

New credit facilities and notes (Continued)

and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio. These financing agreements also contain customary affirmative covenants and events of default.

ABL Facility

The ABL Facility has a five-year tenor and is secured by a first priority lien on eligible accounts receivable, cash, deposit accounts, and certain other assets and property and proceeds from the foregoing (the “First Priority ABL Collateral”). The ABL Facility has a second priority lien on substantially all of the other assets and properties of the Company. As of June 30, 2011, the Company had $190 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to backstop outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) the London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. Commencing with the completion of the Company’s first fiscal quarter ending after the Merger, the applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds totaled $693 million, net of a $7 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

Notes

In connection with the Merger, the Company completed a private placement of the Notes.

The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things,

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Notes (Continued)

limit the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Pursuant to a registration rights agreement, the Company has agreed to use its commercially reasonable efforts to file with the SEC a registration statement relating to an offer to exchange the Notes for an issue of SEC-registered notes with substantially identical terms.

Purchase price allocation

The Merger purchase price of $963 million was allocated on a preliminary basis to the estimated fair value of the tangible and intangible assets, and goodwill.

The following is the preliminary Merger purchase price allocation (in thousands):

Cash and cash equivalents	$19,932
Accounts receivable	246,546
Deferred income taxes and other current assets	46,511
Property and equipment	114,079
Identifiable intangible assets:
Customer relationships	188,900
Trade names (indefinite life)	115,400
Medicare certifications (indefinite life)	75,900
Trade name	16,600
Certificates of need (indefinite life)	7,900
Non-compete agreements	2,800

Total identifiable intangible assets	407,500
Other assets	11,023
Accounts payable and other current liabilities	(168,080)
Long-term debt, including amounts due within one year	(355,650)
Deferred income taxes and other liabilities	(159,304)
Noncontrolling interests—redeemable	(23,869)
Noncontrolling interests—nonredeemable	(23,990)

Total identifiable net assets	114,698
Goodwill	848,110

Net assets	$962,808

The fair value allocation was measured primarily using a discounted cash flows methodology, which is considered a Level 3 (as described in Note 12) input.

The value of gross contractual accounts receivable before determining uncollectable amounts totaled $263 million. Accounts estimated to be uncollectable totaled $16 million.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—REHABCARE ACQUISITION (Continued)

Purchase price allocation (Continued)

The weighted average life of the definite lived intangible assets is 13 years, which primarily consists of customer relationships.

The total goodwill arising from the Merger is based upon the expected future cash flows of the RehabCare operations which reflects both growth expectations and cost savings from combining the operations of the Company and RehabCare. Goodwill is not amortized and is not deductible for income tax purposes. Goodwill was preliminarily assigned to the Company’s hospital reporting unit ($587 million), skilled nursing rehabilitation services reporting unit ($122 million) and hospital rehabilitation services reporting unit ($139 million).

The valuation technique used to measure the value of the noncontrolling interests was an average of the implied equity value of the noncontrolling interests based upon the Merger Consideration and market multiple methodologies. Redeemable noncontrolling interests as of June 30, 2011 represent the minority ownership interests containing put rights in connection with the Merger.

The unaudited pro forma net effect of the Merger assuming the acquisition occurred as of January 1, 2010 is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$1,533,515	$1,412,028	$3,090,535	$2,823,819
Income (loss) from continuing operations attributable to Kindred	25,501	15,949	62,027	(6,595)
Income (loss) attributable to Kindred	26,163	15,549	65,478	(6,722)
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.49	$0.31	$1.19	$(0.13)
Net income (loss)	$0.50	$0.30	$1.26	$(0.13)
Diluted:
Income (loss) from continuing operations	$0.49	$0.31	$1.18	$(0.13)
Net income (loss)	$0.50	$0.30	$1.25	$(0.13)

The unaudited pro forma financial data has been derived by combining the historical financial results of the Company and the operations acquired in the Merger for the periods presented. The unaudited pro forma financial data includes transaction, financing and severance costs totaling $74.5 million incurred by both the Company and RehabCare related to the Merger. These costs have been eliminated from results of operations for 2011 and have been reflected as expenses incurred as of January 1, 2010 for pro forma purposes. Revenues and operating income associated with RehabCare aggregated $114 million and $17 million, respectively, for the one month ended June 30, 2011.

NOTE 3—OTHER ACQUISITIONS

The following is a summary of the Company’s other significant acquisition activities. The operating results of the acquired businesses have been included in the accompanying unaudited condensed consolidated financial statements of the Company from the respective acquisition dates. The purchase price of the acquired businesses and acquired leased facilities resulted from negotiations with each of the sellers that were based upon both the historical and expected future cash flows of the respective businesses and real estate values. All of these acquisitions were financed through borrowings under the Company’s former revolving credit facility. Unaudited pro formas related to acquired new businesses have not been presented because the acquisitions are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—OTHER ACQUISITIONS (Continued)

In April 2011, the Company acquired a home health company for $9.5 million, which included $0.1 million of property and equipment, $7.5 million of goodwill and $1.9 million of identifiable intangible assets.

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

The fair value of each of the acquisitions noted above was measured primarily using discounted cash flow methodologies which are considered Level 3 (as described in Note 12) inputs.

NOTE 4—DISCONTINUED OPERATIONS

In accordance with the authoritative guidance for the impairment or disposal of long-lived assets, the divestitures of unprofitable businesses discussed in Note 1 have been accounted for as discontinued operations. Accordingly, the results of operations of these businesses for all periods presented and the gains or losses related to these divestitures have been classified as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated statement of operations. At June 30, 2011, the Company held for sale two hospitals reported as discontinued operations.

A summary of discontinued operations follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$208	$3,646	$177	$7,448

Salaries, wages and benefits	(160)	2,506	(316)	5,011
Supplies	(1)	185	(3)	395
Rent	29	36	58	72
Other operating expenses (income)	(615)	778	(225)	2,105
Depreciation	—	—	—	—
Interest expense	—	—	—	—
Investment income	—	—	—	(26)

	(747)	3,505	(486)	7,557

Income (loss) from operations before income taxes	955	141	663	(109)
Provision (benefit) for income taxes	368	54	255	(42)

Income (loss) from operations	587	87	408	(67)
Gain (loss) on divestiture of operations, net of income taxes	—	54	—	(83)

	$587	$141	$408	$(150)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

The following table sets forth certain discontinued operating data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Hospital division	$11	$99	$(24)	$107
Nursing center division	197	3,547	201	7,341

	$208	$3,646	$177	$7,448

Operating income (loss):
Hospital division	$(282)	$(20)	$(698)	$(837)
Nursing center division	1,266	197	1,419	774

	$984	$177	$721	$(63)

Rent:
Hospital division	$29	$33	$58	$64
Nursing center division	—	3	—	8

	$29	$36	$58	$72

A summary of the net assets held for sale, including certain assets included in continuing operations, follows (in thousands):

	June 30, 2011	December 31, 2010
Long-term assets:
Property and equipment, net	$7,073	$7,062
Other	—	105

	7,073	7,167
Current liabilities (included in other accrued liabilities)	(113)	(72)

	$6,960	$7,095

NOTE 5—REVENUES

Revenues are recorded based upon estimated amounts due from patients and third party payors for healthcare services provided, including anticipated settlements under reimbursement agreements with Medicare, Medicaid, Medicare Advantage and other third party payors.

A summary of revenues by payor type follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Medicare	$576,778	$468,020	$1,132,568	$943,437
Medicaid	262,450	263,642	522,129	529,824
Medicare Advantage	98,074	87,919	193,455	173,823
Other	434,687	338,096	795,429	677,120

	1,371,989	1,157,677	2,643,581	2,324,204
Eliminations	(79,397)	(76,313)	(158,568)	(153,003)

	$1,292,592	$1,081,364	$2,485,013	$2,171,201

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6 —EARNINGS (LOSS) PER SHARE

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

A computation of earnings (loss) per common share follows (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss):
Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations:
As reported in Statement of Operations	$(6,119)	$(6,119)	$16,136	$16,136	$16,157	$16,157	$31,291	$31,291
Allocation to participating unvested restricted stockholders	—	—	(300)	(299)	(296)	(292)	(578)	(575)

Available to common stockholders	$(6,119)	$(6,119)	$15,836	$15,837	$15,861	$15,865	$30,713	$30,716

Discontinued operations, net of income taxes:
Income (loss) from operations:
As reported in Statement of Operations	$587	$587	$87	$87	$408	$408	$(67)	$(67)
Allocation to participating unvested restricted stockholders	—	—	(2)	(2)	(7)	(7)	1	1

Available to common stockholders	$587	$587	$85	$85	$401	$401	$(66)	$(66)

Gain (loss) on divestiture of operations:
As reported in Statement of Operations	$—	$—	$54	$54	$—	$—	$(83)	$(83)
Allocation to participating unvested restricted stockholders	—	—	(1)	(1)	—	—	2	2

Available to common stockholders	$—	$—	$53	$53	$—	$—	$(81)	$(81)

Net income (loss):
As reported in Statement of Operations	$(5,532)	$(5,532)	$16,277	$16,277	$16,565	$16,565	$31,141	$31,141
Allocation to participating unvested restricted stockholders	—	—	(303)	(302)	(303)	(299)	(575)	(572)

Available to common stockholders	$(5,532)	$(5,532)	$15,974	$15,975	$16,262	$16,266	$30,566	$30,569

Shares used in the computation:
Weighted average shares outstanding—basic computation	43,231	43,231	38,756	38,756	41,145	41,145	38,691	38,691

Dilutive effect of employee stock options		—		158		516		190

Adjusted weighted average shares outstanding—diluted computation		43,231		38,914		41,661		38,881

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$(0.14)	$0.41	$0.41	$0.39	$0.38	$0.79	$0.79
Discontinued operations:
Income (loss) from operations	0.01	0.01	—	—	0.01	0.01	—	—
Gain (loss) on divestiture of operations	—	—	—	—	—	—	—	—

Net income (loss)	$(0.13)	$(0.13)	$0.41	$0.41	$0.40	$0.39	$0.79	$0.79

Number of antidilutive stock options excluded from shares used in the diluted earnings (loss) per common share computation		836		2,499		1,094		2,079

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA

At June 30, 2011, the Company operated three divisions consisting of hospitals, nursing centers and rehabilitation services. Based upon the authoritative guidance for business segments and after giving consideration to the Company’s business segments after the Merger, the divisions represent four reportable operating segments, which consist of (i) LTAC hospitals, (ii) skilled nursing and rehabilitation centers, (iii) skilled nursing-based rehabilitation contract therapy services, and (iv) hospital-based rehabilitation contract therapy services. The Company includes operating data for its home health and hospice businesses in the skilled nursing-based rehabilitation contract therapy services segment. These segments are consistent with information used by our Chief Executive Officer and Chief Operating Officer to assess performance and allocate resources. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Prior period segment information has been conformed to the current period presentation.

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

Transaction costs for the three and six months ended June 30, 2010 have been reclassified to conform with the current period presentation and are excluded from business segment operating income (loss).

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

The following table sets forth certain data by business segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Hospital division	$593,425	$493,401	$1,152,399	$1,000,463
Nursing center division	568,199	542,215	1,135,671	1,081,536
Rehabilitation division:
Skilled nursing rehabilitation services	172,074	101,148	294,730	200,145
Hospital rehabilitation services	38,291	20,913	60,781	42,060

	210,365	122,061	355,511	242,205

	1,371,989	1,157,677	2,643,581	2,324,204
Eliminations	(79,397)	(76,313)	(158,568)	(153,003)

	$1,292,592	$1,081,364	$2,485,013	$2,171,201

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$108,465	$91,790	$216,850	$187,230
Nursing center division	93,532	76,529	180,882	147,143
Rehabilitation division:
Skilled nursing rehabilitation services	15,531	9,307	24,680	18,844
Hospital rehabilitation services	8,033	4,793	13,365	9,939

	23,564	14,100	38,045	28,783

Corporate:
Overhead	(43,801)	(32,799)	(82,116)	(66,630)
Insurance subsidiary	(420)	(791)	(1,022)	(1,271)

	(44,221)	(33,590)	(83,138)	(67,901)
Transaction costs	(34,851)	(955)	(39,030)	(1,725)

Operating income	146,489	147,874	313,609	293,530
Rent	(95,677)	(88,981)	(187,130)	(177,300)
Depreciation and amortization	(37,871)	(29,852)	(70,420)	(60,973)
Interest, net	(22,900)	(1,675)	(28,133)	(2,105)

Income (loss) from continuing operations before income taxes	(9,959)	27,366	27,926	53,152
Provision (benefit) for income taxes	(3,419)	11,230	12,190	21,861

	$(6,540)	$16,136	$15,736	$31,291

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Rent:
Hospital division	$43,997	$38,043	$84,296	$75,458
Nursing center division	49,562	49,439	98,946	98,831
Rehabilitation division:
Skilled nursing rehabilitation services	1,791	1,445	3,489	2,894
Hospital rehabilitation services	33	25	61	51

	1,824	1,470	3,550	2,945
Corporate	294	29	338	66

	$95,677	$88,981	$187,130	$177,300

Depreciation and amortization:
Hospital division	$16,572	$12,549	$30,850	$25,563
Nursing center division	13,038	11,185	24,831	23,298
Rehabilitation division:
Skilled nursing rehabilitation services	1,339	558	2,098	1,081
Hospital rehabilitation services	819	68	916	130

	2,158	626	3,014	1,211
Corporate	6,103	5,492	11,725	10,901

	$37,871	$29,852	$70,420	$60,973

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$11,809	$7,954	$23,953	$14,019
Development	6,423	10,209	14,200	15,983

	18,232	18,163	38,153	30,002

Nursing center division:
Routine	8,000	9,135	16,155	13,184
Development	7,705	2,079	11,027	3,872

	15,705	11,214	27,182	17,056

Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	217	258	472	486
Development	181	—	191	—

	398	258	663	486

Hospital rehabilitation services:
Routine	72	23	97	62
Development	—	—	—	—

	72	23	97	62

Corporate:
Information systems	13,641	7,853	17,573	11,999
Other	211	447	418	735

	$48,259	$37,958	$84,086	$60,340

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—BUSINESS SEGMENT DATA (Continued)

	June 30, 2011	December 31, 2010
Assets at end of period:
Hospital division	$2,104,268	$1,100,138
Nursing center division	658,252	647,355
Rehabilitation division:
Skilled nursing rehabilitation services	484,315	87,055
Hospital rehabilitation services	323,179	798

	807,494	87,853
Corporate	486,582	502,069

	$4,056,596	$2,337,415

Goodwill:
Hospital division	$800,431	$213,200
Nursing center division	6,080	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	152,566	23,140
Hospital rehabilitation services	138,920	—

	291,486	23,140

	$1,097,997	$242,420

NOTE 8—INSURANCE RISKS

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

The provision for loss for insurance risks, including the cost of coverage maintained with unaffiliated commercial insurance carriers, follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Professional liability:
Continuing operations	$16,871	$15,568	$34,631	$32,838
Discontinued operations	(942)	(394)	(821)	(829)
Workers compensation:
Continuing operations	$14,081	$10,716	$27,149	$21,714
Discontinued operations	(219)	(242)	(520)	(1,001)

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—INSURANCE RISKS (Continued)

A summary of the assets and liabilities related to insurance risks included in the accompanying unaudited condensed consolidated balance sheet follows (in thousands):

	June 30, 2011			December 31, 2010
	Professional liability	Workers compensation	Total	Professional liability	Workers compensation	Total
Assets:
Current:
Insurance subsidiary investments	$38,876	$22,643	$61,519	$54,162	$22,591	$76,753
Reinsurance recoverables	258	—	258	265	—	265
Other	—	320	320	—	319	319

	39,134	22,963	62,097	54,427	22,910	77,337

Non-current:
Insurance subsidiary investments	46,602	64,031	110,633	38,635	62,575	101,210
Reinsurance and other recoverables	42,987	—	42,987	41,752	3,222	44,974
Deposits	3,643	1,623	5,266	3,000	1,313	4,313
Other	—	43	43	—	44	44

	93,232	65,697	158,929	83,387	67,154	150,541

	$132,366	$88,660	$221,026	$137,814	$90,064	$227,878

Liabilities:
Allowance for insurance risks:
Current	$40,583	$28,524	$69,107	$41,555	$24,676	$66,231
Non-current	227,986	69,816	297,802	207,669	59,504	267,173

	$268,569	$98,340	$366,909	$249,224	$84,180	$333,404

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $271.7 million at June 30, 2011 and $252.6 million at December 31, 2010.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—INSURANCE SUBSIDIARY INVESTMENTS

The Company maintains investments, consisting principally of cash and cash equivalents, debt securities, equities and commercial paper for the payment of claims and expenses related to professional liability and workers compensation risks. These investments have been categorized as available-for-sale and are reported at fair value.

The amortized cost and estimated fair value of the Company’s insurance subsidiary investments follows (in thousands):

	June 30, 2011				December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents (a)	$108,708	$—	$—	$108,708	$104,664	$—	$—	$104,664
Debt securities:
Corporate bonds	24,191	284	(12)	24,463	32,174	542	(40)	32,676
Debt securities issued by U.S. government agencies	18,134	109	(3)	18,240	17,906	113	(27)	17,992
U.S. Treasury notes	1,851	12	—	1,863	2,482	11	—	2,493
Debt securities issued by foreign governments	1,010	13	—	1,023	2,081	15	—	2,096
Commercial mortgage-backed securities	230	13	—	243	307	19	—	326

	45,416	431	(15)	45,832	54,950	700	(67)	55,583
Equities by industry:
Healthcare	1,572	40	(142)	1,470	1,572	20	(235)	1,357
Financial services	1,284	140	(127)	1,297	1,284	209	(66)	1,427
Oil and gas	921	232	(1)	1,152	921	142	(37)	1,026
Other	7,594	1,269	(277)	8,586	7,594	876	(269)	8,201

	11,371	1,681	(547)	12,505	11,371	1,247	(607)	12,011
Commercial paper	5,105	2	—	5,107	5,705	2	(2)	5,705

	$170,600	$2,114	$(562)	$172,152	$176,690	$1,949	$(676)	$177,963

(a)	Includes $1.1 million and $2.6 million of money market funds at June 30, 2011 and December 31, 2010, respectively.

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

The Company considered the severity and duration of its unrealized losses at June 30, 2011 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments. The Company recognized a $0.7 million pretax other-than-temporary impairment in the second quarter of 2010 for various investments held in its insurance subsidiary investment portfolio.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—INSURANCE SUBSIDIARY INVESTMENTS (Continued)

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the six months ended June 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s former revolving credit facility.

NOTE 10—CONTINGENCIES

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

Principal contingencies are described below:

Revenues—Certain third party payments are subject to examination by agencies administering the various reimbursement programs. The Company is contesting certain issues raised in audits of prior year cost reports.

Professional liability risks—The Company has provided for losses for professional liability risks based upon management’s best available information including actuarially determined estimates. Ultimate claims costs may differ from the provisions for loss. See Note 8.

Income taxes—The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In addition, the Company is a party to a tax matters agreement with PharMerica Corporation, which sets forth the Company’s rights and obligations related to taxes for periods before and after the Company’s spin-off of its former institutional pharmacy business in 2007 and the related merger transaction which created PharMerica Corporation.

Litigation—The Company is a party to various legal actions (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of business. The Company cannot predict the ultimate outcome of pending litigation and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The U.S. Department of Justice (the “DOJ”), the Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future which may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

Other indemnifications—In the ordinary course of business, the Company enters into contracts containing standard indemnification provisions and indemnifications specific to a transaction, such as a disposal of an operating facility. These indemnifications may cover claims related to employment-related matters, governmental regulations, environmental issues and tax matters, as well as patient, third party payor, supplier and contractual relationships. Obligations under these indemnities generally are initiated by a breach of the terms of a contract or by a third party claim or event.

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CAPITAL STOCK

In May 2011, the shareholders of the Company approved an additional three million shares of common stock that could be issued under the Company’s incentive compensation plans.

NOTE 12—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

(Unaudited)

NOTE 12—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis and any associated losses are summarized below (in thousands):

	Fair value measurements			Assets/liabilities at fair value	Total losses
	Level 1	Level 2	Level 3
June 30, 2011:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$24,463	$—	$24,463	$—
Debt securities issued by U.S. government agencies	—	18,240	—	18,240	—
U.S. Treasury notes	1,863	—	—	1,863	—
Debt securities issued by foreign governments	—	1,023	—	1,023	—
Commercial mortgage-backed securities	—	243	—	243	—

	1,863	43,969	—	45,832	—
Available-for-sale equity securities	12,505	—	—	12,505	—
Commercial paper	—	5,107	—	5,107	—
Money market funds	5,207	—	—	5,207	—

Total available-for-sale investments	19,575	49,076	—	68,651	—
Deposits held in money market funds	17,557	3,644	—	21,201	—

	$37,132	$52,720	$—	$89,852	$—

Liabilities	$—	$—	$—	$—	$—

Non-recurring:
Assets	$—	$—	$—	$—	$—

Liabilities	$—	$—	$—	$—	$—

December 31, 2010:
Recurring:
Assets:
Available-for-sale debt securities:
Corporate bonds	$—	$32,676	$—	$32,676	$—
Debt securities issued by U.S. government agencies	—	17,992	—	17,992	—
U.S. Treasury notes	2,493	—	—	2,493	—
Debt securities issued by foreign governments	—	2,096	—	2,096	—
Commercial mortgage-backed securities	—	326	—	326	—

	2,493	53,090	—	55,583	—
Available-for-sale equity securities	12,011	—	—	12,011	—
Commercial paper	—	5,705	—	5,705	—
Money market funds	2,581	—	—	2,581	—

Total available-for-sale investments	17,085	58,795	—	75,880	—
Deposits held in money market funds	7,238	3,001	—	10,239	—

	$24,323	$61,796	$—	$86,119	$—

Liabilities	$—	$—	$—	$—	$—

Non-recurring:
Assets:
Hospitals available for sale	$—	$—	$5,605	$5,605	$(1,880)

Liabilities	$—	$—	$—	$—	$—

KINDRED HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

Recurring measurements

The Company’s available-for-sale investments are primarily held by its limited purpose insurance subsidiary and consist of debt securities, equities, commercial paper and money market funds. These available-for-sale investments and the insurance subsidiary’s cash and cash equivalents of $107.6 million as of June 30, 2011 and $102.1 million as of December 31, 2010, classified as insurance subsidiary investments, are maintained for the payment of claims and expenses related to professional liability and workers compensation risks.

The Company also has available-for-sale investments totaling $4.1 million related to a deferred compensation plan that is maintained for certain of the Company’s current and former employees.

The Company’s deposits held in money market funds consist primarily of cash and cash equivalents held for general corporate purposes.

The fair value of actively traded debt and equity securities and money market funds are based upon quoted market prices and are generally classified as Level 1. The fair value of inactively traded debt securities and commercial paper are based upon either quoted market prices of similar securities or observable inputs such as interest rates using either a market or income valuation approach and are generally classified as Level 2. The Company’s investment advisors obtain and review pricing for each security. The Company is responsible for the determination of fair value and as such the Company reviews the pricing information from its advisors in determining reasonable estimates of fair value. Based upon the Company’s internal review procedures, there were no adjustments to the prices during the three or six months ended June 30, 2011 or June 30, 2010.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments. The carrying value is equal to fair value for financial instruments that are based upon quoted market prices or current market rates.

	June 30, 2011		December 31, 2010
(In thousands)	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$52,399	$52,399	$17,168	$17,168
Cash—restricted	5,457	5,457	5,494	5,494
Insurance subsidiary investments	172,152	172,152	177,963	177,963
Other marketable securities	4,133	4,133	—	—
Tax refund escrow investments	213	213	213	213
Long-term debt, including amounts due within one year (excluding capital lease obligations totaling $5.5 million at June 30, 2011)	1,438,220	1,442,489	365,647	365,640

NOTE 13—SUBSEQUENT EVENT

On July 29, 2011, CMS issued final rules which, among other things, will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and statements containing words such as “anticipate,” “approximate,” “believe,” “plan,” “estimate,” “expect,” “project,” “could,” “should,” “will,” “intend,” “may” and other similar expressions, are forward-looking statements.

Such forward-looking statements are inherently uncertain, and stockholders and other potential investors must recognize that actual results may differ materially from the Company’s expectations as a result of a variety of factors, including, without limitation, those discussed below. Such forward-looking statements are based upon management’s current expectations and include known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results or performance to differ materially from any future results or performance expressed or implied by such forward-looking statements. These statements involve risks, uncertainties and other factors discussed below and detailed from time to time in the Company’s filings with the SEC. Factors that may affect the Company’s plans or results include, without limitation:

•

the impact of a final rule issued by CMS on July 29, 2011 providing for a 11.1% reduction in Medicare reimbursement to nursing centers as well as changes in payments for the provision of group rehabilitation therapy services,

•	other potential reimbursement changes resulting from the Budget Control Act of 2011,

•

the Company’s ability to integrate the operations of the acquired hospitals and rehabilitation services operations and realize the anticipated revenues, economies of scale, cost synergies and productivity gains in connection with the RehabCare acquisition and any other acquisitions that may be undertaken during 2011, as and when planned, including the potential for unanticipated issues, expenses and liabilities associated with those acquisitions,

•	the potential for diversion of management time and resources in seeking to integrate RehabCare’s operations,

•	the potential failure to retain key employees of RehabCare,

•

the impact of the Company’s significantly increased levels of indebtedness as a result of the RehabCare acquisition on the Company’s funding costs, operating flexibility and ability to fund ongoing operations, development capital expenditures or other strategic acquisitions with additional borrowings, particularly in light of ongoing volatility in the credit and capital markets,

•

the impact of healthcare reform, which will initiate significant reforms to the United States healthcare system, including potential material changes to the delivery of healthcare services and the reimbursement paid for such services by the government or other third party payors. Healthcare reform will impact each of the Company’s businesses in some manner. Due to the substantial regulatory changes that will need to be implemented by CMS and others, and the numerous processes required to implement these reforms, the Company cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on the Company’s business, financial position, results of operations and liquidity,

•

changes in the reimbursement rates or the methods or timing of payment from third party payors, including commercial payors and the Medicare and Medicaid programs, changes arising from and related to the Medicare prospective payment system for LTAC hospitals, including potential changes in

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Cautionary Statement (Continued)

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

The Company is a healthcare services company that through its subsidiaries operates LTAC hospitals, inpatient rehabilitation hospitals, nursing and rehabilitation centers, assisted living facilities and a contract rehabilitation services business across the United States. At June 30, 2011, the Company’s hospital division operated 120 LTAC hospitals (8,609 licensed beds) and five inpatient rehabilitation hospitals (183 licensed beds) in 26 states. The Company’s nursing center division operated 224 nursing and rehabilitation centers and six assisted living facilities (27,585 licensed beds) in 27 states. The Company’s rehabilitation division provided rehabilitative services primarily in hospital and long-term care settings in 46 states.

RehabCare acquisition

On June 1, 2011, the Company completed the Merger. Upon consummation of the Merger, each issued and outstanding share of RehabCare common stock was converted into the right to receive the Merger Consideration. Kindred issued approximately 12 million shares of its common stock in connection with the Merger. The purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock at fair value. The Company also assumed $356 million of long-term debt in the Merger, of which $345 million was refinanced on June 1, 2011. The operating results of RehabCare have been included in the accompanying unaudited condensed consolidated financial statements of the Company since June 1, 2011. RehabCare reported consolidated revenues of approximately $1.3 billion and net income from continuing operations of approximately $65 million in fiscal 2010.

Operating results for the second quarter of 2011 include transaction costs totaling $19 million, financing costs totaling $12 million and severance costs totaling $15 million related to the Merger. Operating results for the six months ended June 30, 2011 include transaction costs totaling $23 million, financing costs totaling $14 million and severance costs totaling $15 million related to the Merger.

Vista acquisition

On November 1, 2010, the Company completed the acquisition of five LTAC hospitals from Vista Healthcare, LLC (“Vista”) for a purchase price of $179 million in cash (the “Vista Acquisition”). The Vista Acquisition was financed with proceeds from the Company’s former revolving credit facility.

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

RESULTS OF OPERATIONS (Continued)

General (Continued)

Discontinued operations (Continued)

consolidated statement of operations for all periods presented. Assets not sold at June 30, 2011 have been measured at the lower of carrying value or estimated fair value less costs of disposal and have been classified as held for sale in the accompanying unaudited condensed consolidated balance sheet.

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

The provision for doubtful accounts totaled $8 million and $6 million for the second quarter of 2011 and 2010, respectively, and $14 million and $12 million for the six months ended June 30, 2011 and 2010, respectively.

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

Provisions for loss for professional liability risks retained by the Company’s limited purpose insurance subsidiary have been discounted based upon actuarial estimates of claim payment patterns using a discount rate of 1% to 5% depending upon the policy year. The discount rate was 1% for the 2011 and 2010 policy years. The discount rates are based upon the risk free interest rate for the respective year. Amounts equal to the discounted loss provision are funded annually. The Company does not fund the portion of professional liability risks related to estimated claims that have been incurred but not reported. Accordingly, these liabilities are not discounted. The allowance for professional liability risks aggregated $269 million at June 30, 2011 and $249 million at December 31, 2010. If the Company did not discount any of the allowances for professional liability risks, these balances would have approximated $272 million at June 30, 2011 and $253 million at December 31, 2010.

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the six months ended June 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s former revolving credit facility.

Changes in the number of professional liability claims and the cost to settle these claims significantly impact the allowance for professional liability risks. A relatively small variance between the Company’s estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the allowance for professional liability risks. For example, a 1% variance in the allowance for professional liability risks at June 30, 2011 would impact the Company’s operating income by approximately $3 million.

The provision for professional liability risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $17 million and $16 million for the second quarter of 2011 and 2010, respectively, and $35 million and $33 million for the six months ended June 30, 2011 and 2010, respectively.

Provisions for loss for workers compensation risks retained by the Company’s limited purpose insurance subsidiary are not discounted and amounts equal to the loss provision are funded annually. The allowance for workers compensation risks aggregated $98 million at June 30, 2011 and $84 million December 31, 2010. The provision for workers compensation risks (continuing operations), including the cost of coverage maintained with unaffiliated commercial insurance carriers, aggregated $14 million and $11 million for the second quarter of 2011 and 2010, respectively, and $27 million and $22 million for the six months ended June 30, 2011 and 2010, respectively.

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

The Company’s effective income tax rate was 34.3% and 41.0% for the second quarter of 2011 and 2010, respectively, and 43.6% and 41.1% for the six months ended June 30, 2011 and 2010, respectively. The variances in the effective income tax rates for both 2011 periods compared to the same periods in 2010 primarily related to the impact of lower pretax earnings and the impact of the nondeductible income tax treatment of certain transaction costs incurred in connection with the Merger. The Company expects to record a favorable income tax adjustment of $3 million in the third quarter of 2011 related to the resolution of certain income tax contingencies for prior tax years.

There are significant uncertainties with respect to capital loss carryforwards that could affect materially the realization of certain deferred tax assets. Accordingly, the Company has recognized deferred tax assets to the extent it is more likely than not they will be realized and a valuation allowance is provided for deferred tax assets to the extent that it is uncertain that the deferred tax asset will be realized. The Company recognized net deferred tax liabilities totaling $7 million at June 30, 2011 and net deferred tax assets totaling $102 million at December 31, 2010. The change in net deferred taxes at June 30, 2011 was primarily attributable to the Merger and related fair value adjustments recorded in purchase accounting.

The Company is subject to various federal and state income tax audits in the ordinary course of business. Such audits could result in increased tax payments, interest and penalties. In July 2011, the Company resolved federal income tax audits for the 2007 through 2009 tax years. While the Company believes its tax positions are appropriate, there can be no assurance that the various authorities engaged in the examination of its income tax returns will not challenge the Company’s positions.

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

As a result of the Merger, the Company acquired finite lived intangible assets consisting of customer relationships ($189 million), a trade name ($17 million) and non-compete agreements ($3 million) with estimated useful lives ranging from two to 15 years.

In accordance with the authoritative guidance for goodwill and other intangible assets, the Company is required to perform an impairment test for goodwill and indefinite lived intangible assets at least annually or more frequently if adverse events or changes in circumstances indicate that the asset may be impaired. The Company performs its annual goodwill impairment test at the end of each fiscal year for each of its reporting units. A reporting unit is either an operating segment or one level below the operating segment, referred to as a component. When the components within the Company’s operating segments have similar economic characteristics, the Company aggregates the components of its operating segments into one reporting unit. Accordingly, the Company has determined that its reporting units are hospitals, nursing and rehabilitation centers, skilled nursing rehabilitation services, hospital rehabilitation services, home health and hospice. The carrying value of goodwill for each of the Company’s reporting units at June 30, 2011 and December 31, 2010 follows (in thousands):

	June 30, 2011	December 31, 2010
Hospitals	$800,431	$213,200
Nursing and rehabilitation centers	6,080	6,080
Rehabilitation division:
Skilled nursing rehabilitation services	125,322	3,363
Hospital rehabilitation services	138,920	—
Home health	18,850	11,383
Hospice	8,394	8,394

	$1,097,997	$242,420

As a result of the Merger, goodwill was preliminarily assigned to the Company’s hospital reporting unit ($587 million), skilled nursing rehabilitation services reporting unit ($122 million) and hospital rehabilitation services reporting unit ($139 million).

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

The Company’s indefinite lived intangible assets as of December 31, 2010 consist primarily of certificates of need, which are estimated primarily using an excess earnings method, a form of discounted cash flows, which is based upon the concept that net after-tax cash flows provide a return supporting all of the assets of a business enterprise. The carrying value of the Company’s certificates of need at December 31, 2010 was $66 million. The fair values of the Company’s indefinite lived intangible assets are derived from current market data and projections at a facility level which include management’s best estimates of economic and market conditions over the projected period including growth rates in the number of admissions, patient days, reimbursement rates, operating costs, rent expense and capital expenditures. Other significant estimates and assumptions include terminal value growth rates, changes in working capital requirements and weighted average cost of capital. At December 31, 2010, the fair value of the Company’s certificates of need intangible assets exceeded its carrying value. The Company did not believe that any of its certificates of need were at risk for failing the impairment test at December 31, 2010.

As a result of the Merger, the Company acquired indefinite lived intangible assets consisting of trade names ($115 million), Medicare certifications ($76 million) and certificates of need ($8 million).

The Company has determined that during the six months ended June 30, 2011 there were no events or changes in circumstances since December 31, 2010 requiring an interim impairment test. Although the Company has determined that there was no goodwill or other indefinite lived intangible asset impairments as of June 30, 2011 and December 31, 2010, adverse changes in the operating environment and related key assumptions used to determine the fair value of the Company’s reporting units and indefinite lived intangible assets or declines in the value of the Company’s common stock may result in future impairment charges for a portion or all of these assets. Specifically, if the rate of growth of government and commercial revenues earned by the Company’s reporting units were to be less than projected or if healthcare reforms were to negatively impact the Company’s business, an impairment charge of a portion or all of the assets may be required. An impairment charge could have a material adverse effect on the Company’s business, financial position and results of operations, but would not be expected to have an impact on the Company’s cash flows or liquidity.

Recently Issued Accounting Requirements

In July 2011, the FASB issued authoritative guidance related to the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts for certain healthcare entities. The provisions of the guidance require healthcare entities that recognize significant amounts of patient service revenue at the time services are rendered, even though they do not assess a patient’s ability to pay, to present the

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

provision for bad debts related to those revenues as a deduction from patient service revenue (net of contractual allowances and discounts), as opposed to an operating expense. All other entities would continue to present the provision for bad debts as an operating expense. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented. The disclosures required should be provided for the period of adoption and subsequent reporting periods. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In June 2011, the FASB issued authoritative guidance related to the presentation of other comprehensive income. The provisions of the guidance state that an entity has the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The statement(s) should be presented with equal prominence to the other primary financial statements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, but full retrospective application is required. The adoption of the guidance will not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In May 2011, the FASB issued authoritative guidance related to fair value measurements. The provisions of the guidance result in common fair value measurement and disclosure requirements in United States generally accepted accounting principles and International Financial Reporting Standards. The amendments primarily change the wording used to describe many of the requirements in generally accepted accounting principles for measuring and disclosing information about fair value measurements. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In December 2010, the FASB issued authoritative guidance related to business combinations. The provisions of the guidance specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during a particular year had occurred as of the beginning of the comparable prior year annual reporting period. Supplemental pro forma disclosures also have been expanded to include a description of the nature and amount of material, non-recurring pro forma adjustments included in the pro forma financial statements. The guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the guidance did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In January 2010, the FASB issued authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications (as described in Note 12). The provisions also require a reconciliation of the activity in Level 3 (as described in Note 12) recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Requirements (Continued)

reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s business, financial position, results of operations or liquidity.

Recent Regulatory Changes

On July 29, 2011, CMS issued final rules which, among other things, will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group therapy services to Medicare beneficiaries effective October 1, 2011. Management believes that these rules could reduce the Company’s annual revenues by approximately $85 million to $95 million in its nursing center business and approximately $10 million to $15 million in its rehabilitation therapy business. In addition, management believes that other technical changes required under the final rules may increase rehabilitation therapy costs by approximately $10 million to $15 million on an annual basis.

In addition, CMS also issued final rules that provided payment increases to inpatient rehabilitation facilities (“IRFs”) and LTAC hospitals. Among other things, CMS indicated that Medicare payment rates for IRFs are expected to increase at an annual rate of 2.2% and LTAC payment rates are expected to rise 2.5%. Based upon its review of the final rules, management believes that the Medicare rate increase for the Company’s LTAC hospitals will likely approximate 0.7% in 2012.

Results of Operations—Continuing Operations

Hospital division

Revenues increased 20% in the second quarter of 2011 to $593 million compared to $493 million in the same period in 2010 and increased 15% to $1.2 billion for the six months ended June 30, 2011 from $1.0 billion in the same period in 2010. Revenue growth in both periods was primarily a result of increased volumes from the Merger, the Vista Acquisition, the development of new hospitals and higher reimbursement rates. Same-facility revenues were up 2% for both the second quarter of 2011 and for the six months ended June 30, 2011 compared to the same periods in 2010. Aggregate same-facility admissions were relatively unchanged in the second quarter of 2011 and increased 2% for the six months ended June 30, 2011 compared to the respective prior year periods. Revenues associated with the Merger were $51 million for the second quarter of 2011, while revenues associated with the Vista Acquisition were $39 million and $77 million for the second quarter of 2011 and for the six months ended June 30, 2011, respectively.

Hospital operating margins decreased in the second quarter of 2011 and increased slightly for the six months ended June 30, 2011 compared to the same periods in 2010. The decrease in operating margins in the second quarter of 2011 was primarily as a result of an increase in labor hours per patient day. The increase in operating margins for the six months ended June 30, 2011 was primarily a result of higher reimbursement rates and cost efficiencies associated with volume growth. Operating income associated with the Merger was $11 million for the second quarter of 2011, while operating income associated with the Vista Acquisition was $10 million and $18 million for the second quarter of 2011 and for the six months ended June 30, 2011, respectively.

Hospital wage and benefit costs as a percentage of revenues increased to 46.0% and 45.7% in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to 44.8% and 44.9% for the same periods in 2010. Average hourly wage rates increased 2% in both the second quarter of 2011 and for the six months ended June 30, 2011 compared to the respective prior year periods, while employee benefit costs increased 24% in the second quarter of 2011 and 19% for the six months ended June 30, 2011 compared to the respective prior year periods, primarily as a result of the Merger and the Vista Acquisition.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Hospital division (Continued)

Professional liability costs were $8 million in the second quarter of both 2011 and 2010, and $17 million and $16 million for the six months ended June 30, 2011 and 2010, respectively.

Nursing center division

Revenues increased 5% in the second quarter of 2011 to $569 million compared to $543 million in the same period of 2010 and increased 5% to $1.1 billion for the six months ended June 30, 2011 compared to the same prior year period. Revenue growth in both periods was primarily attributable to growth in admissions and reimbursement rate increases that reflected inflationary adjustments and higher average patient acuity. Aggregate same-facility admissions increased 6% in the second quarter of 2011 and 7% for the six months ended June 30, 2011 compared to the respective prior year periods while aggregate same-facility patient days declined 2% in the second quarter of 2011 and 3% for the six months ended June 30, 2011 compared to the respective prior year periods, primarily as a result of declines in average length of stay.

Nursing center operating margins increased in the second quarter of 2011 and for the six months ended June 30, 2011 compared to the same periods in 2010, primarily as a result of higher reimbursement rates, increases in Medicare and managed care payor mix, and labor efficiencies associated with the growth in admissions. Management expects that operating margins will be significantly reduced as a result of the 2011 CMS rule once implemented on October 1, 2011.

Nursing center wage and benefit costs as a percentage of revenues declined to 47.6% and 47.9% in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to 48.8% and 49.7% for the same periods in 2010. Nursing center wage and benefit costs increased 2% and 1% in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to the same periods in 2010. Average hourly wage rates increased 2% and 3% in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to the same periods in 2010, while employee benefit costs increased 6% and 4% in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Professional liability costs were $8 million in the second quarter of both 2011 and 2010, and $17 million and $16 million for the six months ended June 30, 2011 and 2010, respectively.

Rehabilitation division

Skilled nursing rehabilitation services

Revenues increased 70% in the second quarter of 2011 to $172 million compared to $101 million in the same period of 2010 and increased 47% to $295 million for the six months ended June 30, 2011 from $200 million in the same period in 2010. Revenue growth in both periods was primarily attributable to the Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the Merger were $46 million for the second quarter of 2011. Revenues derived from unaffiliated customers aggregated $113 million and $45 million in the second quarter of 2011 and 2010, respectively, and $178 million and $87 million for the six months ended June 30, 2011 and 2010, respectively.

Operating margins declined in both the second quarter of 2011 and for the six months ended June 30, 2011 compared to the same periods of 2010, primarily as a result of the Medicare-related changes in billing for

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Rehabilitation division (Continued)

Skilled nursing rehabilitation services (Continued)

concurrent therapy services which became effective October 1, 2010. Management expects that margin pressures resulting from these regulatory changes and the new 2011 CMS rule will continue. Operating income associated with the Merger was $5 million for the second quarter of 2011.

Hospital rehabilitation services

Revenues increased 83% in the second quarter of 2011 to $39 million compared to $21 million in the same period of 2010 and increased 45% to $61 million for the six months ended June 30, 2011 from $42 million in the same period in 2010. Revenue growth in both periods was primarily attributable to the Merger, and to a lesser extent, growth in new customers and the volume of services provided to existing customers. Revenues associated with the Merger were $16 million for the second quarter of 2011. Revenues derived from unaffiliated customers aggregated $18 million and $1 million in the second quarter of 2011 and 2010, respectively, and $19 million and $2 million for the six months ended June 30, 2011 and 2010, respectively.

Operating margins declined in both the second quarter of 2011 and for the six months ended June 30, 2011 compared to the same periods of 2010, primarily as a result of costs associated with the start-up of new contracts. Operating income associated with the Merger was $4 million for the second quarter of 2011.

Corporate overhead

Operating income for the Company’s operating divisions excludes allocations of corporate overhead. These costs aggregated $44 million and $33 million in the second quarter of 2011 and 2010, respectively, and $82 million and $67 million for the six months ended June 30, 2011 and 2010, respectively. The increase in both periods was primarily attributable to the Merger. Corporate overhead associated with the Merger was $3 million for the second quarter of 2011. The Company expects that corporate overhead will decline over the remainder of the year as it realizes certain cost synergies from the Merger. As a percentage of consolidated revenues, corporate overhead totaled 3.4% and 3.0% in the second quarter of 2011 and 2010, respectively, and totaled 3.3% and 3.1% for the six months ended June 30, 2011 and 2010, respectively. Operating results for the six months ended June 30, 2010 included approximately $1 million related to retirement costs.

Transaction costs

Operating results for the second quarter of 2011 and for the six months ended June 30, 2011 include transaction costs totaling $20 million and $24 million, respectively, primarily related to the Merger. Operating results for the second quarter of 2011 and for the six months ended June 30, 2011 also include severance costs totaling $15 million related to the Merger. Operating results for the second quarter of 2010 and for the six months ended June 30, 2010 include transaction costs totaling $1 million and $2 million, respectively.

Capital costs

Rent expense increased 8% to $96 million in the second quarter of 2011 compared to $89 million in the same period of 2010 and increased 6% to $187 million for the six months ended June 30, 2011 from $178 million in the same period in 2010. The increase in both periods resulted primarily from the Merger and the Vista Acquisition, contractual inflation and contingent rent increases.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Results of Operations—Continuing Operations (Continued)

Capital costs (Continued)

Depreciation and amortization increased 27% to $38 million in the second quarter of 2011 compared to $30 million in the same period of 2010 and increased 15% to $71 million for the six months ended June 30, 2011 from $61 million in the same period in 2010. The increase in both periods resulted from the Merger and the Company’s ongoing capital expenditure program and hospital development projects.

Interest expense increased to $23 million in the second quarter of 2011 compared to $2 million in the same period of 2010 and increased to $29 million for the six months ended June 30, 2011 from $3 million in the same period in 2010. The increase in both periods was primarily attributable to $12 million and $14 million of Merger related financing costs in the second quarter of 2011 and for the six months ended June 30, 2011, respectively, increased borrowings necessary to finance the Merger and higher interest rates compared to the same periods in 2010.

Investment income related primarily to the Company’s insurance subsidiary investments totaled $0.3 million in the second quarter of 2011 compared to investment loss of $0.4 million in the same period of 2010 and investment income totaled $1 million for both the six months ended June 30, 2011 and June 30, 2010. Investment loss for the second quarter of 2010 included a $1 million pretax other-than-temporary impairment of various investments held in the Company’s insurance subsidiary investment portfolio. The Company considered the severity and duration of its unrealized losses at June 30, 2011 and the remaining unrealized losses at June 30, 2010 for various investments held in its insurance subsidiary investment portfolio and determined that these unrealized losses were temporary and did not record any impairment losses related to these investments.

Consolidated results

Losses from continuing operations before income taxes aggregated $10 million in the second quarter of 2011 compared to income from continuing operations before income taxes of $27 million in the same period in 2010. Income from continuing operations before income taxes aggregated $28 million for the six months ended June 30, 2011 compared to $53 million in the same period in 2010. Losses from continuing operations aggregated $6 million in the second quarter of 2011 compared to income from continuing operations of $16 million in the same period in 2010. Income from continuing operations aggregated $16 million for the six months ended June 30, 2011 from $31 million in the same period in 2010. Transaction, severance and financing costs primarily related to the Merger negatively impacted the consolidated pretax operating results by $47 million ($30 million net of income taxes) for the second quarter of 2011 and $53 million ($34 million net of income taxes) for the six months ended June 30, 2011. Transaction, severance and retirement costs (unrelated to the Merger) negatively impacted the consolidated pretax operating results by $1 million for the second quarter of 2010 and $5 million ($3 million net of income taxes) for the six months ended June 30, 2010.

Results of Operations—Discontinued Operations

Income from discontinued operations totaled $0.6 million in the second quarter of 2011 compared to $0.1 million in the second quarter of 2010. Income from discontinued operations totaled $0.4 million for the six months ended June 30, 2011 compared to loss from discontinued operations of $0.1 million for the six months ended June 30, 2010.

The Company recorded a pretax loss of $0.2 million ($0.1 million net of income taxes) for the six months ended June 30, 2010 related to the planned divestiture of discontinued operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity

Operating cash flows

Cash flows provided by operations (including discontinued operations) aggregated $51 million for the six months ended June 30, 2011 compared to $83 million for the same period in 2010. Operating cash flows for the six months ended June 30, 2011 were negatively impacted by $88 million ($69 million net of income taxes) of transaction, severance and financing payments, primarily related to the Merger. Transaction, severance and retirement payments (unrelated to the Merger) for the six months ended June 30, 2010 were $4 million ($2 million net of income taxes). Operating cash flows also were negatively impacted by lower accounts receivable collections for the six months ended June 30, 2011 compared to the same period in 2010, primarily as a result of temporary billing delays caused by information systems conversions related to the Merger. Operating cash flows in both periods were favorably impacted by federal income tax refunds of $25 million and $10 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, the Company maintained sufficient liquidity to finance its routine capital expenditures, ongoing development programs, and acquisition (excluding the Merger) and strategic development activities.

The Company utilizes its ABL Facility to meet working capital needs and finance its acquisition and development activities. As a result, the Company typically carries minimal amounts of cash on its consolidated balance sheet. Based upon the Company’s expected operating cash flows and the availability of borrowings under the Company’s ABL Facility ($447 million at June 30, 2011), management believes that the Company has the necessary financial resources to satisfy its expected short-term and long-term liquidity needs.

New credit facilities and notes

In connection with the Merger, the Company entered into the ABL Facility, the Term Loan Facility and the Notes. The Company used proceeds from the ABL Facility, the Term Loan Facility and the Notes to pay the Merger Consideration, repay all amounts outstanding under Kindred’s and RehabCare’s previous credit facilities and to pay transaction costs. The amounts outstanding under Kindred’s and RehabCare’s former credit facilities that were repaid at the Merger closing were $390 million and $345 million, respectively. The ABL Facility and the Term Loan Facility have incremental facility capacity in an aggregate amount between the two facilities of $200 million, subject to meeting certain conditions, including a specified senior secured leverage ratio. In connection with these new credit arrangements, the Company paid $46 million of lender fees related to debt issuance that were capitalized as deferred financing costs and paid $13 million of other financing costs that were included in interest expense.

All obligations under the ABL Facility and the Term Loan Facility are fully and unconditionally guaranteed, subject to certain exceptions, by substantially all of the Company’s existing and future direct and indirect domestic 100% owned subsidiaries, as well as certain non-100% owned domestic subsidiaries as the Company may determine from time to time in its sole discretion. The Notes are guaranteed by substantially all of the Company’s domestic 100% owned subsidiaries.

The agreements governing the ABL Facility, the Term Loan Facility and the Notes include a number of restrictive covenants that, among other things and subject to certain exceptions and baskets, impose operating and financial restrictions on the Company and certain of its subsidiaries. In addition, the Company is required to comply with a minimum fixed charge coverage ratio and a maximum total leverage ratio. These financing agreements also contain customary affirmative covenants and events of default. The Company was in compliance with the terms of the ABL Facility, the Term Loan Facility and the Notes at June 30, 2011.

ABL Facility

The ABL Facility has a five-year tenor and is secured by the First Priority ABL Collateral. The ABL Facility has a second priority lien on substantially all of the other assets and properties of the Company. As of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Liquidity (Continued)

June 30, 2011, the Company had $190 million outstanding under the ABL Facility. In addition, approximately $13 million of letters of credit were issued under the ABL Facility to backstop outstanding letters of credit previously issued by RehabCare under its terminated credit facility.

Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. Commencing with the completion of the Company’s first fiscal quarter ending after the Merger, the applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.

Term Loan Facility

The Term Loan Facility has a tenor of seven years and is secured by a first priority lien on substantially all of the Company’s assets and properties other than the First Priority ABL Collateral and a second priority lien on the First Priority ABL Collateral. The Term Loan Facility net proceeds totaled $693 million, net of a $7 million original issue discount that will be amortized over the tenor of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings.

Notes

In connection with the Merger, the Company completed a private placement of the Notes. The Notes bear interest at an annual rate equal to 8.25% and are senior unsecured obligations of the Company and the subsidiary guarantors, ranking pari passu with all of their respective existing and future senior unsubordinated indebtedness. The indenture contains certain restrictive covenants that will, among other things, limit the Company and certain of its subsidiaries’ ability to incur, assume or guarantee additional indebtedness; pay dividends, make distributions or redeem or repurchase stock; restrict dividends, loans or asset transfers from its subsidiaries; sell or otherwise dispose of assets; and enter into transactions with affiliates. These covenants are subject to a number of limitations and exceptions. The indenture also contains customary events of default.

Other financing activities

As a result of improved professional liability underwriting results of the Company’s limited purpose insurance subsidiary, the Company received distributions of $3 million and $22 million during the six months ended June 30, 2011 and 2010, respectively, from its limited purpose insurance subsidiary in accordance with applicable regulations. These distributions had no impact on earnings and the proceeds were used primarily to repay borrowings under the Company’s former revolving credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Capital Resources

Excluding the Merger and acquisitions, routine capital expenditures (expenditures necessary to maintain existing facilities that generally do not increase capacity or add services) totaled $59 million for the six months ended June 30, 2011 compared to $40 million for the same period in 2010. Hospital development capital expenditures (primarily new facility construction) totaled $14 million for the six months ended June 30, 2011 compared to $16 million for the same period in 2010. Nursing and rehabilitation center development capital expenditures (primarily the addition of transitional care services for higher acuity patients and new facility construction) totaled $11 million for the six months ended June 30, 2011 compared to $4 million for the same period in 2010. The Company anticipates that routine capital spending for 2011 should approximate $130 million to $135 million, hospital development capital spending should approximate $70 million to $75 million and nursing and rehabilitation center development capital spending should approximate $25 million to $30 million. Management expects that substantially all of these expenditures will be financed through internal sources.

Management believes that its capital expenditure program is adequate to improve and equip existing facilities. The Company’s capital expenditure program is financed generally through the use of internally generated funds. At June 30, 2011, the estimated cost to complete and equip construction in progress approximated $27 million.

The Merger purchase price totaled $963 million and was comprised of $662 million in cash and $301 million of Kindred common stock.

Excluding the Merger, the Company financed acquisitions with either operating cash flows or revolving credit facility borrowings. These expenditures totaled $18 million for the six months ended June 30, 2011 compared to $49 million for the same period in 2010.

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

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also establishes a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction is to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. Reductions in Medicare and Medicaid spending could be included as part of these deficit reduction measures. Moreover, if such legislation is not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin January 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. Reductions to Medicare and Medicaid reimbursement from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

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

CMS has regulations governing payments to LTAC hospitals that are co-located with another hospital (a “HIH”). The rules generally limit Medicare payments to the HIH if the Medicare admissions to the HIH from its co-located hospital exceed 25% of the total Medicare discharges for the HIH’s cost reporting period, the “25 Percent Rule.” There are limited exceptions for admissions from rural, urban single and MSA Dominant hospitals. Admissions that exceed this “25 Percent Rule” are paid using the short-term acute care inpatient payment system (“IPPS”). Patients transferred after they have reached the short-term acute care outlier payment status are not counted toward the admission threshold. Patients admitted prior to meeting the admission threshold, as well as Medicare patients admitted from a non co-located hospital, are eligible for the full payment under LTAC PPS. If the HIH’s admissions from the co-located hospital exceed the limit in a cost reporting period, Medicare will pay the lesser of (1) the amount payable under LTAC PPS; or (2) the amount payable under IPPS. At June 30, 2011, the Company operated 31 HIHs with 1,215 licensed beds.

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

On August 1, 2011, CMS issued final regulations regarding Medicare reimbursement for LTAC hospitals for the fiscal year beginning October 1, 2011. Included in the final regulations is (1) a market basket increase to the standard federal payment rate of 2.9%; (2) offsets to the standard federal payment rate mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.99775 applied to the adjusted standard federal payment rate; (4) adjustments to area wage indexes; and (5) a decrease in the high cost outlier threshold per discharge to $17,931. CMS has projected the impact of these proposed changes will result in a 2.5% increase to average Medicare payments to LTAC hospitals. Management believes that the impact of these proposed changes to LTAC PPS would result in an approximate 0.7% increase in payments to the Company’s LTAC hospitals.

On August 2, 2011, the Long-Term Care Hospital Improvement Act of 2011 was introduced into the United States Senate (the “LTAC Legislation”). If enacted, the LTAC Legislation would implement new patient and facility criteria for LTAC hospitals and alleviate the negative impact of various scheduled Medicare reimbursement adjustments. The LTAC Legislation provides for patient criteria to ensure that LTAC hospital patients are physician screened prior to admission and throughout their stay for appropriateness of their stay in an

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Other Information (Continued)

Effects of inflation and changing prices (Continued)

LTAC hospital. In addition, facility criteria would establish common requirements for the programmatic, personnel and clinical operations of an LTAC hospital. The LTAC Legislation further provides that at least 70% of patients must be medically complex in order for a hospital to maintain its Medicare certification as a LTAC hospital. The LTAC Legislation also would repeal the 25 Percent Rule for all LTAC hospitals, the scheduled very short-stay outlier payment reductions and the one-time budget neutrality adjustment requirement. There can be no assurances that the LTAC Legislation will be enacted in its current form or at all.

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

On July 29, 2011, CMS issued final regulations regarding Medicare reimbursement for IRFs for the fiscal year beginning October 1, 2011. Included in those proposed regulations is (1) a market basket increase to the standard payment conversion factor of 2.9%; (2) offsets to the standard payment conversion factor mandated by the ACA of: (a) 1.0% to account for the effect of a productivity adjustment, and (b) 0.1% as required by statute; (3) a wage level budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (4) a case mix group budget neutrality factor of 0.9988 applied to the standard payment conversion factor; (5) adjustments to area wage indexes; and (6) a decrease in the high cost outlier threshold per discharge to $10,660. CMS has projected the impact of these proposed changes will result in a 2.2% increase to average Medicare payments to IRFs.

On July 31, 2009, CMS issued final regulations regarding Medicare reimbursement for nursing centers for the fiscal year beginning October 1, 2009. Included in these regulations are (1) a market basket increase to the federal payment rates of 2.2%; (2) updates to the wage indexes which adjust the federal payment; and (3) a reduction in the resource utilization groups (“RUG”) indexes attributed to a CMS forecast error in a prior year, resulting in a 3.3% reduction in payments. CMS estimated that these changes will result in a net decrease in Medicare payments to nursing and rehabilitation centers of 1.1%. In addition to specific market basket reductions, Congress has mandated that the annual market basket payment update for a variety of providers, including nursing centers, be reduced for a “productivity adjustment” determined by CMS. These productivity adjustments may vary and will be determined annually by CMS. The productivity adjustments for nursing centers are scheduled to be implemented on October 1, 2011.

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

CMS issued a final rule on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The final rule imposes (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. Under the final rule, group therapy would be defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy would be allocated based upon the number of patients in the therapy session, consistent with the rules for concurrent therapy that have been in place since October 1, 2010. The final rule also clarifies circumstances for reporting breaks of three or more days of therapy and implements a new change of therapy assessment to capture those changes in a patient’s therapy status that would be sufficient to affect the RUGs IV classification and payment. Management believes that these rules could reduce the Company’s annual revenues by approximately $85 million to $95 million in its nursing center business and approximately $10 million to $15 million in its rehabilitation therapy business. In addition, management believes that other technical changes required under the final rules may increase rehabilitation therapy costs by approximately $10 million to $15 million on an annual basis.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Revenues	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$1,192,421	$1,292,592

Salaries, wages and benefits	627,175	612,205	613,607	652,703	678,695	765,133
Supplies	85,886	85,455	83,753	87,103	90,022	96,718
Rent	88,319	88,981	89,295	90,777	91,453	95,677
Other operating expenses	234,204	238,687	234,968	240,750	259,369	287,132
Other income	(3,084)	(2,857)	(2,794)	(2,687)	(2,785)	(2,880)
Depreciation and amortization	31,121	29,852	29,167	31,412	32,549	37,871
Interest expense	1,307	1,298	1,642	2,843	5,728	23,157
Investment (income) loss	(877)	377	(403)	(342)	(495)	(257)

	1,064,051	1,053,998	1,049,235	1,102,559	1,154,536	1,302,551

Income (loss) from continuing operations before income taxes	25,786	27,366	3,777	32,925	37,885	(9,959)
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	15,609	(3,419)

Income (loss) from continuing operations	15,155	16,136	5,100	19,755	22,276	(6,540)
Discontinued operations, net of income taxes:
Income (loss) from operations	(154)	87	(260)	1,125	(179)	587
Gain (loss) on divestiture of operations	(137)	54	86	(456)	—	—

Income (loss) from discontinued operations	(291)	141	(174)	669	(179)	587

Net income (loss)	14,864	16,277	4,926	20,424	22,097	(5,953)
Loss attributable to noncontrolling interest	—	—	—	—	—	421

Income (loss) attributable to Kindred	$14,864	$16,277	$4,926	$20,424	$22,097	$(5,532)

Amounts attributable to Kindred stockholders:
Income (loss) from continuing operations	$15,155	$16,136	$5,100	$19,755	$22,276	$(6,119)
Income (loss) from discontinued operations	(291)	141	(174)	669	(179)	587

Income (loss) attributable to Kindred	$14,864	$16,277	$4,926	$20,424	$22,097	$(5,532)

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.38	$0.41	$0.13	$0.50	$0.56	$(0.14)
Discontinued operations:
Income (loss) from operations	—	—	(0.01)	0.03	—	0.01
Gain (loss) on divestiture of operations	—	—	—	(0.01)	—	—

Net income (loss)	$0.38	$0.41	$0.12	$0.52	$0.56	$(0.13)

Diluted:
Income (loss) from continuing operations	$0.38	$0.41	$0.13	$0.50	$0.55	$(0.14)
Discontinued operations:
Income (loss) from operations	—	—	(0.01)	0.03	—	0.01
Gain (loss) on divestiture of operations	—	—	—	(0.01)	—	—

Net income (loss)	$0.38	$0.41	$0.12	$0.52	$0.55	$(0.13)

Shares used in computing earnings (loss) per common share:
Basic	38,626	38,756	38,778	38,790	39,035	43,231
Diluted	38,859	38,914	38,838	39,089	39,543	43,231

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

(In thousands)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Revenues:
Hospital division	$507,062	$493,401	$465,198	$507,660	$558,974	$593,425
Nursing center division	539,321	542,215	539,914	566,435	567,472	568,199
Rehabilitation division:
Skilled nursing rehabilitation services	98,997	101,148	103,807	117,325	122,656	172,074
Hospital rehabilitation services	21,147	20,913	20,436	21,182	22,490	38,291

	120,144	122,061	124,243	138,507	145,146	210,365

	1,166,527	1,157,677	1,129,355	1,212,602	1,271,592	1,371,989
Eliminations	(76,690)	(76,313)	(76,343)	(77,118)	(79,171)	(79,397)

	$1,089,837	$1,081,364	$1,053,012	$1,135,484	$1,192,421	$1,292,592

Income (loss) from continuing operations:
Operating income (loss):
Hospital division	$95,440	$91,790	$75,784	$97,343	$108,385	$108,465
Nursing center division	70,614	76,529	69,363	86,912	87,350	93,532
Rehabilitation division:
Skilled nursing rehabilitation services	9,537	9,307	9,486	5,307	9,149	15,531
Hospital rehabilitation services	5,146	4,793	4,728	4,302	5,332	8,033

	14,683	14,100	14,214	9,609	14,481	23,564
Corporate:
Overhead	(33,831)	(32,799)	(34,329)	(33,002)	(38,315)	(43,801)
Insurance subsidiary	(480)	(791)	(783)	(1,099)	(602)	(420)

	(34,311)	(33,590)	(35,112)	(34,101)	(38,917)	(44,221)
Transaction costs (a)	(770)	(955)	(771)	(2,148)	(4,179)	(34,851)

Operating income	145,656	147,874	123,478	157,615	167,120	146,489
Rent	(88,319)	(88,981)	(89,295)	(90,777)	(91,453)	(95,677)
Depreciation and amortization	(31,121)	(29,852)	(29,167)	(31,412)	(32,549)	(37,871)
Interest, net	(430)	(1,675)	(1,239)	(2,501)	(5,233)	(22,900	)(b)

Income (loss) from continuing operations before income taxes	25,786	27,366	3,777	32,925	37,885	(9,959)
Provision (benefit) for income taxes	10,631	11,230	(1,323)	13,170	15,609	(3,419)

	$15,155	$16,136	$5,100	$19,755	$22,276	$(6,540)

(a)	Transaction-related charges for the 2010 periods have been reclassified to conform with the current period presentation.
(b)	Includes $11.8 million of financing costs associated with the Merger.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

(In thousands)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Rent:
Hospital division	$37,415	$38,043	$38,122	$39,406	$40,299	$43,997
Nursing center division	49,392	49,439	49,627	49,647	49,384	49,562
Rehabilitation division:
Skilled nursing rehabilitation services	1,449	1,445	1,474	1,662	1,698	1,791
Hospital rehabilitation services	26	25	28	27	28	33

	1,475	1,470	1,502	1,689	1,726	1,824
Corporate	37	29	44	35	44	294

	$88,319	$88,981	$89,295	$90,777	$91,453	$95,677

Depreciation and amortization:
Hospital division	$13,014	$12,549	$12,655	$13,421	$14,278	$16,572
Nursing center division	12,113	11,185	10,527	11,646	11,793	13,038
Rehabilitation division:
Skilled nursing rehabilitation services	523	558	591	731	759	1,339
Hospital rehabilitation services	62	68	77	99	97	819

	585	626	668	830	856	2,158
Corporate	5,409	5,492	5,317	5,515	5,622	6,103

	$31,121	$29,852	$29,167	$31,412	$32,549	$37,871

Capital expenditures, excluding acquisitions (including discontinued operations):
Hospital division:
Routine	$6,065	$7,954	$9,113	$13,835	$12,144	$11,809
Development	5,774	10,209	12,900	12,257	7,777	6,423

	11,839	18,163	22,013	26,092	19,921	18,232

Nursing center division:
Routine	4,049	9,135	11,548	12,292	8,155	8,000
Development	1,793	2,079	7,464	15,365	3,322	7,705

	5,842	11,214	19,012	27,657	11,477	15,705

Rehabilitation division:
Skilled nursing rehabilitation services:
Routine	228	258	328	1,608	255	217
Development	—	—	—	—	10	181

	228	258	328	1,608	265	398

Hospital rehabilitation services:
Routine	39	23	23	208	25	72
Development	—	—	—	—	—	—

	39	23	23	208	25	72

Corporate:
Information systems	4,146	7,853	6,625	11,162	3,932	13,641
Other	288	447	986	683	207	211

	$22,382	$37,958	$48,987	$67,410	$35,827	$48,259

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations

(Unaudited)

(In thousands)

	Second quarter 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$593,425	$568,199	$172,074	$38,291	$210,365	$—	$—	$(79,397)	$1,292,592

Salaries, wages and benefits	273,260	270,347	148,236	28,086	176,322	30,354	14,866	(16)	765,133
Supplies	67,612	27,870	1,006	37	1,043	193	—	—	96,718
Rent	43,997	49,562	1,791	33	1,824	294	—	—	95,677
Other operating expenses	144,088	176,450	7,301	2,135	9,436	16,554	19,985	(79,381)	287,132
Other income	—	—	—	—	—	(2,880)	—	—	(2,880)
Depreciation and amortization	16,572	13,038	1,339	819	2,158	6,103	—	—	37,871
Interest expense	66	22	—	—	—	11,266	11,803	—	23,157
Investment income	(2)	(20)	(1)	—	(1)	(234)	—	—	(257)

	545,593	537,269	159,672	31,110	190,782	61,650	46,654	(79,397)	1,302,551

Income (loss) from continuing operations before income taxes	$47,832	$30,930	$12,402	$7,181	$19,583	$(61,650)	$(46,654)	$—	(9,959)

Provision (benefit) for income taxes									(3,419)

Income (loss) from continuing operations									$(6,540)

	Second quarter 2010
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$493,401	$542,215	$101,148	$20,913	$122,061	$—	$—	$(76,313)	$1,081,364

Salaries, wages and benefits	221,086	264,653	86,551	15,431	101,982	24,484	—	—	612,205
Supplies	57,150	27,448	704	22	726	131	—	—	85,455
Rent	38,043	49,439	1,445	25	1,470	29	—	—	88,981
Other operating expenses	123,375	173,585	4,586	667	5,253	11,832	955	(76,313)	238,687
Other income	—	—	—	—	—	(2,857)	—	—	(2,857)
Depreciation and amortization	12,549	11,185	558	68	626	5,492	—	—	29,852
Interest expense	1	29	—	—	—	1,268	—	—	1,298
Investment (income) loss	—	(17)	(2)	(1)	(3)	397	—	—	377

	452,204	526,322	93,842	16,212	110,054	40,776	955	(76,313)	1,053,998

Income (loss) from continuing operations before income taxes	$41,197	$15,893	$7,306	$4,701	$12,007	$(40,776)	$(955)	$—	27,366

Provision (benefit) for income taxes									11,230

Income (loss) from continuing operations									$16,136

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Condensed Consolidating Statement of Operations (Continued)

(Unaudited)

(In thousands)

	Six months ended June 30, 2011
			Rehabilitation division
	Hospital division	Nursing center division	Skilled nursing services	Hospital services	Total	Corporate	Transaction costs	Eliminations	Consolidated
Revenues	$1,152,399	$1,135,671	$294,730	$60,781	$355,511	$—	$—	$(158,568)	$2,485,013

Salaries, wages and benefits	526,322	543,517	256,419	44,734	301,153	58,020	14,866	(50)	1,443,828
Supplies	129,459	54,995	1,890	60	1,950	336	—	—	186,740
Rent	84,296	98,946	3,489	61	3,550	338	—	—	187,130
Other operating expenses	279,768	356,277	11,741	2,622	14,363	30,447	24,164	(158,518)	546,501
Other income	—	—	—	—	—	(5,665)	—	—	(5,665)
Depreciation and amortization	30,850	24,831	2,098	916	3,014	11,725	—	—	70,420
Interest expense	66	51	—	—	—	14,966	13,802	—	28,885
Investment income	(3)	(40)	(2)	—	(2)	(707)	—	—	(752)

	1,050,758	1,078,577	275,635	48,393	324,028	109,460	52,832	(158,568)	2,457,087

Income (loss) from continuing operations before income taxes	$101,641	$57,094	$19,095	$12,388	$31,483	$(109,460)	$(52,832)	$—	27,926

Provision (benefit) for income taxes									12,190

Income (loss) from continuing operations									$15,736

	Six months ended June 30, 2010
			Rehabilitation division
	Hospital division(a)	Nursing center division(a)	Skilled nursing services	Hospital services	Total	Corporate(a)	Transaction costs	Eliminations	Consolidated
Revenues	$1,000,463	$1,081,536	$200,145	$42,060	$242,205	$—	$—	$(153,003)	$2,171,201

Salaries, wages and benefits	448,727	537,895	171,574	30,920	202,494	50,264	—	—	1,239,380
Supplies	115,084	54,576	1,370	43	1,413	268	—	—	171,341
Rent	75,458	98,831	2,894	51	2,945	66	—	—	177,300
Other operating expenses	249,422	341,922	8,357	1,158	9,515	23,310	1,725	(153,003)	472,891
Other income	—	—	—	—	—	(5,941)	—	—	(5,941)
Depreciation and amortization	25,563	23,298	1,081	130	1,211	10,901	—	—	60,973
Interest expense	3	60	—	—	—	2,542	—	—	2,605
Investment income	(1)	(35)	(3)	(1)	(4)	(460)	—	—	(500)

	914,256	1,056,547	185,273	32,301	217,574	80,950	1,725	(153,003)	2,118,049

Income (loss) from continuing operations before income taxes	$86,207	$24,989	$14,872	$9,759	$24,631	$(80,950)	$(1,725)	$—	53,152

Provision (benefit) for income taxes									21,861

Income (loss) from continuing operations									$31,291

(a)	Includes $2.9 million in aggregate of severance and retirement costs in salaries, wages and benefits (Hospital division — $1.1 million, Nursing center division — $0.5 million and Corporate — $1.3 million).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Hospital data:
End of period data:
Number of hospitals:
Long-term acute care	83	83	83	89	89	120
Inpatient rehabilitation	—	—	—	—	—	5

	83	83	83	89	89	125

Number of licensed beds:
Long-term acute care	6,580	6,576	6,563	6,887	6,889	8,609
Inpatient rehabilitation	—	—	—	—	—	183

	6,580	6,576	6,563	6,887	6,889	8,792

Revenue mix %:
Medicare	56	56	55	58	60	60
Medicaid	9	9	9	9	8	8
Medicare Advantage	10	10	10	9	10	10
Commercial insurance and other	25	25	26	24	22	22

Admissions:
Medicare	7,432	7,125	6,769	7,640	8,504	8,913
Medicaid	997	990	1,022	1,034	1,085	1,163
Medicare Advantage	1,129	1,106	936	1,071	1,172	1,348
Commercial insurance and other	2,262	2,048	1,978	2,020	2,282	2,290

	11,820	11,269	10,705	11,765	13,043	13,714

Admissions mix %:
Medicare	63	63	63	65	65	65
Medicaid	8	9	10	9	8	8
Medicare Advantage	10	10	9	9	9	10
Commercial insurance and other	19	18	18	17	18	17

Patient days:
Medicare	202,882	195,964	179,324	198,129	219,213	237,257
Medicaid	47,813	45,952	48,514	46,596	45,650	45,746
Medicare Advantage	34,524	36,000	31,186	32,868	35,639	39,503
Commercial insurance and other	75,483	70,651	70,198	69,585	70,522	72,759

	360,702	348,567	329,222	347,178	371,024	395,265

Average length of stay:
Medicare	27.3	27.5	26.5	25.9	25.8	26.6
Medicaid	48.0	46.4	47.5	45.1	42.1	39.3
Medicare Advantage	30.6	32.5	33.3	30.7	30.4	29.3
Commercial insurance and other	33.4	34.5	35.5	34.4	30.9	31.8
Weighted average	30.5	30.9	30.8	29.5	28.4	28.8

Revenues per admission:
Medicare	$38,078	$38,938	$37,675	$38,368	$39,439	$40,089
Medicaid	45,738	42,774	42,910	41,704	42,432	41,576
Medicare Advantage	45,187	46,169	48,122	44,744	46,217	42,708
Commercial insurance and other	56,344	59,842	61,314	61,131	54,065	56,850
Weighted average	42,899	43,784	43,456	43,150	42,856	43,271

Revenues per patient day:
Medicare	$1,395	$1,416	$1,422	$1,479	$1,530	$1,506
Medicaid	954	922	904	925	1,009	1,057
Medicare Advantage	1,478	1,418	1,444	1,458	1,520	1,457
Commercial insurance and other	1,688	1,735	1,728	1,775	1,749	1,789
Weighted average	1,406	1,416	1,413	1,462	1,507	1,501

Medicare case mix index (discharged patients only)	1.21	1.21	1.19	1.17	1.21	1.22

Average daily census	4,008	3,830	3,579	3,774	4,122	4,344
Occupancy %	68.2	66.1	62.0	64.0	68.7	65.5

Annualized employee turnover %	21.8	22.6	22.3	22.0	21.2	22.1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Nursing and rehabilitation center data:
End of period data:
Number of facilities:
Nursing and rehabilitation centers:
Owned or leased	218	219	222	222	220	220
Managed	4	4	4	4	4	4
Assisted living facilities	6	7	7	7	6	6

	228	230	233	233	230	230

Number of licensed beds:
Nursing and rehabilitation centers:
Owned or leased	26,711	26,760	27,030	26,957	26,767	26,687
Managed	485	485	485	485	485	485
Assisted living facilities	327	463	463	463	413	413

	27,523	27,708	27,978	27,905	27,665	27,585

Revenue mix %:
Medicare	35	34	33	36	38	37
Medicaid	41	41	41	39	37	38
Medicare Advantage	6	7	7	7	7	7
Private and other	18	18	19	18	18	18

Patient days (excludes managed facilities):
Medicare	369,102	363,149	346,837	344,018	370,395	358,760
Medicaid	1,312,517	1,292,246	1,289,643	1,287,739	1,232,620	1,229,517
Medicare Advantage	87,692	92,051	91,643	94,336	97,460	94,483
Private and other	397,550	415,921	437,413	453,357	425,414	435,667

	2,166,861	2,163,367	2,165,536	2,179,450	2,125,889	2,118,427

Patient day mix %:
Medicare	17	17	16	16	17	17
Medicaid	61	60	60	59	58	58
Medicare Advantage	4	4	4	4	5	4
Private and other	18	19	20	21	20	21
Revenues per patient day:
Medicare Part A	$470	$469	$468	$534	$537	$544
Total Medicare (including Part B)	513	515	519	587	579	589
Medicaid	168	171	171	171	172	173
Medicare Advantage	398	400	405	432	416	420
Private and other	238	234	232	228	235	240
Weighted average	249	250	249	260	267	268

Average daily census	24,076	23,773	23,538	23,690	23,621	23,279
Admissions (excludes managed facilities)	19,026	18,924	19,383	19,118	20,619	20,143
Occupancy %	89.0	87.3	86.8	86.4	86.9	85.9
Medicare average length of stay	33.7	35.2	34.3	33.0	32.9	33.4

Annualized employee turnover %	36.7	38.8	39.8	39.6	37.8	39.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (Continued)

Operating Data (Continued)

(Unaudited)

	2010 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second
Rehabilitation data:
Skilled nursing rehabilitation services:
Revenue mix %:
Company-operated	57	56	55	49	47	34
Non-affiliated	43	44	45	51	53	66

Sites of service (at end of period)	554	568	595	635	641	1,848
Revenue per site	$172,498	$171,254	$167,832	$174,896	$178,812	$137,316

Therapist productivity %	83.8	84.2	82.1	78.6	80.6	81.6

Home health and hospice revenues	$3,434	$3,875	$3,947	$6,266	$8,038	$10,828

Hospital rehabilitation services:
Revenue mix %:
Company-operated	96	96	95	95	94	54
Non-affiliated	4	4	5	5	6	46

Sites of service (at end of period):
Inpatient rehabilitation units	—	—	—	1	1	104
LTAC hospitals	85	85	85	91	93	97
Subacute units	7	7	7	7	8	22
Outpatient units	10	11	11	12	12	119
Other	2	2	4	4	5	8

	104	105	107	115	119	350

Revenue per site	$203,337	$199,174	$190,986	$184,193	$188,989	$199,661

Annualized employee turnover %	12.6	14.2	15.4	14.4	14.5	17.1

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

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

(Dollars in thousands)

	Expected maturities							Fair value 6/30/11
	2011	2012	2013	2014	2015	Thereafter	Total
Liabilities:
Long-term debt, including amounts due within one year:
Fixed rate:
Notes	$—	$—	$—	$—	$—	$550,000	$550,000	$550,000
Other	47	96	102	109	116	133	603	580	(a)

	$47	$96	$102	$109	$116	$550,133	$550,603	$550,580

Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	8.2%

Variable rate:
ABL Facility (b)	$—	$—	$—	$—	$—	$190,000	$190,000	$190,000
Term Loan Facility (c)	3,500	7,000	7,000	7,000	7,000	668,500	700,000	697,375
Other (d)	116	232	233	233	3,720	—	4,534	4,534

	$3,616	$7,232	$7,233	$7,233	$10,720	$858,500	$894,534	$891,909

(a)	Calculated based upon the net present value of future principal and interest payments using a discount rate of 6%.
(b)	Interest on borrowings under the Company’s ABL Facility is payable, at the Company’s option, at a rate per annum equal to the applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR as described in subclause (1) plus 1.00%. The initial applicable margin for borrowings under the ABL Facility was 2.75% with respect to LIBOR borrowings and 1.75% with respect to base rate borrowings. Commencing with the completion of the Company’s first fiscal quarter ending after the Merger, the applicable margin is subject to adjustment each fiscal quarter, based upon average historical excess availability during the preceding quarter.
(c)	Interest on borrowings under the Company’s Term Loan Facility is payable, at the Company’s option, at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) LIBOR determined by reference to the costs of funds for eurodollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, or (2) a base rate determined by reference to the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) the federal funds effective rate plus one-half of 1.00% and (c) LIBOR described in subclause (1) plus 1.00%. LIBOR is subject to an interest rate floor of 1.50%. The initial applicable margin for borrowings under the Term Loan Facility was 3.75% with respect to LIBOR borrowings and 2.75% with respect to base rate borrowings. The Term Loan Facility’s expected maturities excludes the original issue discount of approximately $7 million.
(d)	Interest based upon LIBOR plus 4%.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Except as described below with respect to the status of the integration of RehabCare, there has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On June 1, 2011, the Company completed the RehabCare acquisition. The Company is in the process of integrating RehabCare into the Company’s existing internal control environment. The Company expects to exclude RehabCare from the assessment of internal control over financial reporting as of December 31, 2011.

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

On February 10, 2011, Arthur I. Murphy, Jr., a purported stockholder of RehabCare, filed a purported class action lawsuit in the Circuit Court of St. Louis County, Missouri (which we refer to as the “Circuit Court”) against RehabCare, RehabCare’s directors and Kindred (which we refer to as the “Murphy litigation”); and on March 2, 2011, Alfred T. Kowalewski, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Circuit Court, Missouri against RehabCare, RehabCare’s directors and Kindred (which we refer to as the “Kowalewski litigation” and, together with the Murphy litigation, the “Missouri litigation”). On February 15, 2011, the Norfolk County Retirement System, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery against RehabCare, RehabCare’s directors and Kindred (which we refer to as the “Norfolk County litigation”); on February 28, 2011, City of Pontiac General Employees’ Retirement System, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery against RehabCare, RehabCare’s directors and Kindred (which we refer to as the “City of Pontiac litigation”); and on March 4, 2011, Plumbers & Pipefitters National Pension Fund, a purported stockholder of RehabCare, filed a purported class action lawsuit in the Court of Chancery against RehabCare, RehabCare’s directors and Kindred (which we refer to as the “Plumbers & Pipefitters litigation” and, together with the Norfolk County litigation and the City of Pontiac litigation, the “Delaware litigation”).

The complaints in the Missouri litigation and Delaware litigation contain similar allegations, including among other things, that RehabCare’s directors’ breached their fiduciary duties to the RehabCare stockholders, including their duties of loyalty, due care, independence, good faith and fair dealing, by entering into a merger agreement which provides for inadequate consideration to RehabCare stockholders, and that RehabCare and Kindred aided and abetted RehabCare’s directors alleged breaches of their fiduciary duties. The plaintiffs seek injunctive relief preventing the defendants from consummating the transactions contemplated by the merger agreement, or in the event the defendants consummate the transactions contemplated by the merger agreement, rescission of such transactions and attorneys’ fees and expenses.

On March 8, 2011, the plaintiffs in the Kowalewski litigation filed a motion with the Circuit Court to consolidate the Missouri litigation and to appoint lead counsel. On March 31, 2011, the plaintiffs in the Kowalewski litigation filed an amended complaint and a motion for expedited discovery and on April 11, 2011, the plaintiffs in the Murphy litigation filed an amended complaint and a motion for expedited discovery. This April 11, 2011 amended complaint in the Murphy litigation also added Citigroup Global Markets Inc. as a named defendant in the litigation. On April 7, 2011, the defendants filed a motion to dismiss and/or stay the Missouri litigation. After holding hearings on April 8 and April 22, 2011, the Circuit Court stayed the Missouri litigation by Order dated April 25, 2011.

On March 9, 2011, the Court of Chancery consolidated the Delaware litigation under the caption “In Re RehabCare Group, Inc. Shareholders Litigation” and plaintiffs filed a verified consolidated class action complaint on April 5, 2011. Defendants commenced document production on March 30, 2011 and substantially completed it by April 22, 2011. Depositions took place between April 28, 2011 and May 11, 2011.

PART II. OTHER INFORMATION (Continued)

Item 1. Legal Proceedings (Continued)

On May 12, 2011, the defendants entered into a memorandum of understanding with the plaintiffs in the Delaware litigation regarding the settlement of the Delaware litigation. In connection with the settlement contemplated by the memorandum of understanding, (i) Kindred and RehabCare agreed to make certain additional disclosures related to the proposed merger, which were contained in a Form 8-K filed with the SEC on May 12, 2011, (ii) RehabCare agreed to make the payment, at and subject to the closing of the merger between Kindred and RehabCare, of $2.5 million in cash into a settlement pool for the benefit of the plaintiff class in In re RehabCare Group, Inc. Shareholders Litigation, to be distributed after final approval of the settlement of the Delaware Litigation and (iii) Kindred, Kindred Healthcare Development, Inc. and RehabCare agreed to enter into an amendment, dated May 12, 2011, to the merger agreement, dated as of February 7, 2011, among Kindred, Kindred Healthcare Development, Inc. and RehabCare, the material terms of which are as follows:

•	inclusion of an acknowledgement by Kindred and RehabCare of the waiver of any existing standstill undertakings for the benefit of RehabCare;

•	change of the definition of “Company Termination Fee” to mean an amount equal to $13 million; and

•	modification of the agreement to eliminate the requirement for a three-business day period during which Kindred has the right to match a superior proposal.

A copy of the Amendment to Agreement and Plan of Merger was filed as Exhibit 2.1 to the Form 8-K filed with the SEC on May 12, 2011. The foregoing description of such Amendment to Agreement and Plan of Merger is qualified by this exhibit which is incorporated herein by reference.

On June 29, 2011, the parties submitted to the Court of Chancery a proposed Stipulation of Settlement and Dismissal, which the Court granted on July 1, 2011. Additionally, the Court set a formal settlement hearing for Thursday, September 8, 2011. The purpose of the hearing is for the Court to resolve all remaining issues surrounding the settlement including the application by the plaintiffs’ counsel for the award of reasonable attorneys’ fees and expenses for prosecuting this action.

Item 1A.	Risk Factors

The following risk factors update the risk factors included in the Company’s Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith.

Final rules issued by CMS providing for reductions in Medicare reimbursement to nursing centers and changes in payments for the provision of group rehabilitation therapy services, are expected to adversely affect the Company’s revenues, and other potential reimbursement changes resulting from the Budget Control Act of 2011 could further adversely affect the Company’s business, financial condition, results of operations or liquidity.

CMS issued a final rule on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011. The final rule imposes (1) a negative adjustment to RUGs IV therapy rates, and (2) a net market basket increase of 1.7% consisting of (a) a 2.7% market basket inflation increase, less (b) a 1.0% adjustment to account for the effect of a productivity adjustment, beginning on October 1, 2011. CMS has projected the impact of these changes will result in an 11.1% decrease in payments to skilled nursing centers. Under the final rule, group therapy would be defined as therapy sessions with four patients who are performing similar therapy activities. In addition, for purposes of assigning patients to RUGs IV payment categories, the minutes of group therapy would be allocated based upon the number of patients in the therapy session, consistent with the rules for concurrent therapy that have been in place since October 1, 2010. The final rule also clarifies circumstances for reporting breaks of three or more days of therapy and implements a new change of therapy assessment to capture those changes in a patient’s therapy status that would be sufficient to affect the RUGs IV classification and payment. Management believes that these rules could reduce the Company’s annual revenues

PART II. OTHER INFORMATION (Continued)

Item 1A. Risk Factors (Continued)

by approximately $85 million to $95 million in its nursing center business and approximately $10 million to $15 million in its rehabilitation therapy business. In addition, management believes that other technical changes required under the final rules may increase rehabilitation therapy costs by approximately $10 million to $15 million on an annual basis.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also establishes a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction is to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. Reductions in Medicare and Medicaid spending could be included as part of these deficit reduction measures. Moreover, if such legislation is not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin January 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. Reductions to Medicare and Medicaid reimbursement from the Budget Control Act of 2011 could have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

Item 6.	Exhibits

2.1	Amendment to Agreement and Plan of Merger, dated May 12, 2011, among Kindred Healthcare, Inc., Kindred Healthcare Development, Inc. and RehabCare Group, Inc. Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 12, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

2.2	Certificate of Ownership and Merger merging Kindred Escrow Corp. into Kindred Healthcare, Inc. Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.1	Indenture (including form of Note), dated as of June 1, 2011, between Kindred Escrow Corp. and Wells Fargo Bank, National Association, as trustee. Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.2	Supplemental Indenture, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.3	Registration Rights Agreement, dated as of June 1, 2011, between Kindred Escrow Corp. and J.P. Morgan Securities LLC. Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

4.4	Joinder Agreement to Registration Rights Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc. and the Subsidiary Guarantors party thereto. Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.1	ABL Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and agents party thereto. Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

PART II. OTHER INFORMATION (Continued)

Item 6. Exhibits (Continued)

10.2	Term Loan Credit Agreement, dated as of June 1, 2011, among Kindred Healthcare, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and the arrangers and other agents party thereto. Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 1, 2011 (Comm. File No. 001-14057) is hereby incorporated by reference.

10.3	Kindred Healthcare, Inc. 2011 Stock Incentive Plan. Annex F to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 20, 2011 (Comm. File No. 333-173050) is hereby incorporated by reference.

10.4	Form of Kindred Healthcare, Inc. Non-Qualified Stock Option Grant Agreement under the 2011 Stock Incentive Plan.

10.5	Form of Kindred Healthcare, Inc. Incentive Stock Option Grant Agreement under the 2011 Stock Incentive Plan.

10.6	Form of Kindred Healthcare, Inc. Restricted Share Award Agreement under the 2011 Stock Incentive Plan.

10.7	Form of Kindred Healthcare, Inc. Stock Bonus Award Agreement under the 2011 Stock Incentive Plan.

10.8	Form of Kindred Healthcare, Inc. Performance Unit Award Agreement under the 2011 Stock Incentive Plan.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.XML	XBRL Instance Document. *

101.XSD	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDRED HEALTHCARE, INC.

Date: August 9, 2011	/s/ PAUL J. DIAZ
Paul J. Diaz
President and Chief Executive Officer

Date: August 9, 2011	/s/ RICHARD A. LECHLEITER
Richard A. Lechleiter
Executive Vice President and Chief Financial Officer